Form 10-Q
period 1995-09-30
PENN TREATY AMERICAN CORP
filed 1995-11-13
CIK 814181

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

                                       or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from

                  ____________________to____________________

Commission file number 0-13972

                       PENN TREATY AMERICAN CORPORATION
                       --------------------------------
            (Exact name of registrant as specified in its charter)

   PENNSYLVANIA                                    23-1664166
-------------------                          ----------------------
(State or other juris-                       (I.R.S. Employer Identi-
diction of incorporation                          fication No.)
of organization)

                   3440 LEHIGH STREET, ALLENTOWN, PA  18103
                   ----------------------------------------
         (Address, including zip code, of principal executive offices)

                                (610) 965-2222
                                --------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
                                --------------
             (Former name, former address and former fiscal year,
                         if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO ___
                                       ---

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of November 9, 1995 was 6,971,283.

                        PART I    FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant's Unaudited Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 9 of this report, respectively.

                       PENN TREATY AMERICAN CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                          SEPTEMBER 30, 1995   DECEMBER 31, 1994
                                          ------------------   -----------------
                                              (UNAUDITED)
                 ASSETS

Investments:
  Bonds, available for sale at market,
    (amortized cost $129,130,724 and
    $94,660,452 respectively)...........         131,848,469         90,495,790
  Equity securities at market value,
    (cost $1,699,327 and $880,507
     respectively).                                2,091,906            933,287
  Policy loans..........................              68,795             61,315
                                            -----------------   ----------------
    Total Investments...................         134,009,170         91,490,392
                                            -----------------   ----------------

Cash and cash equivalents...............          11,805,594          7,226,769
Property and equipment, at cost, less
  accumulated depreciation of $1,949,891
  and $1,752,474, respectively..........           5,317,716          4,874,132
Unamortized policy acquisition costs....          57,964,667         47,830,598
Receivables from agents, less allowance
 for uncollectable amounts of $231,226..           1,271,261          1,148,564
Accrued investment income...............           2,200,292          1,627,734
Cost in excess of net assets acquired,
 less accumulated amortization of
 $222,886 and $196,066, respectively....           1,206,514          1,233,334
Receivable from reinsurers..............           7,475,787          6,525,247
Federal income tax refundable...........                   0            481,799
Other assets............................           2,501,085          1,907,822
                                            -----------------  -----------------
    Total Assets........................         223,752,086        164,346,391
                                            =================  =================

                  LIABILITIES

Policy reserves:
  Accident and health...................          55,984,492         43,140,978
  Life..................................           6,903,396          5,861,581
Unearned premium reserve................              31,208             52,338
Policy and contract claims..............          48,701,740         41,344,428
Accounts payable and other liabilities..           2,889,850          2,138,290
Mortgages and other debts...............           2,259,111          6,372,209
Federal income taxes payable............             877,087                  0
Deferred income taxes...................          13,681,770          9,993,026
                                            -----------------  -----------------
    Total Liabilities...................         131,328,654        108,902,850
                                            -----------------  -----------------
Commitments and contingencies...........

            SHAREHOLDERS' EQUITY

Preferred stock, par value $1.00;
  5,000,000 shares authorized, none
  outstanding...........................              ___                ___
Common stock, par value $.10; 10,000,000
  shares authorized, 7,576,913 and
  5,276,913 shares issued...............             757,691            527,691
Additional paid-in capital..............          41,146,594         15,311,594
Net unrealized appreciation
  (depreciation) of securities..........           2,052,814         (2,713,842)
Retained earnings.......................          50,172,207         44,023,972
                                            -----------------   ----------------
                                                  94,129,306         57,149,415
Less 605,630 common shares held in
  treasury, at cost.....................          (1,705,874)        (1,705,874)
                                            -----------------   ----------------
    Total Shareholders' Equity..........          92,423,432         55,443,541
                                            -----------------   ----------------
    Total Liabilities and Shareholders'          223,752,086        164,346,391
     Equity.
                                            =================   ================



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PENN TREATY AMERICAN CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,              SEPTEMBER 30,
                                            ------------------           ----------------
                                             1995         1994          1995          1994
                                             ----         ----          ----          ----
Revenue:
 Accident and health premiums...........  25,509,433   19,861,264    72,966,691    58,748,487
 Life premiums..........................     746,164      633,336     2,387,984     1,965,219
                                          ----------   ----------    ----------    ----------
                                          26,255,597   20,494,600    75,354,675    60,713,706

 Net investment income..................   2,177,418    1,514,895     5,666,792     4,318,282
 Net realized capital gains.............       2,996        5,458        16,254         8,528
 Other income...........................     124,601       69,769       256,429       213,978
                                          ----------   ----------    ----------    ----------
                                          28,560,612   22,084,722    81,294,150    65,254,494
                                          ----------   ----------    ----------    ----------
Benefits and expenses:
 Benefits to policyholders..............  16,387,215   11,855,517    47,498,682    34,426,101
 Commissions............................   9,261,009    6,460,378    26,032,354    20,230,034
 Policy acquisition costs deferred......  (7,287,188)  (4,556,338)  (19,790,855)  (14,227,006)
 Amortization of deferred policy
  acquisition costs.....................   3,778,342    3,529,228     9,656,786    10,022,470
 General and administrative.............   3,033,698    2,572,711     8,827,055     7,580,380
 Interest...............................      40,702       41,277       286,893       124,291
                                          ----------   ----------    ----------    ----------
                                          25,213,778   19,902,773    72,510,915    58,156,270
                                          ----------   ----------    ----------    ----------

Income before federal income taxes......   3,346,834    2,181,949     8,783,235     7,098,224
Provision for federal income taxes......   1,004,000      538,000     2,635,000     2,062,000
                                          ----------   ----------    ----------    ----------
  Net Income............................   2,342,834    1,643,949     6,148,235     5,036,224
                                          ==========   ==========    ==========    ==========


Earnings per share......................        0.35         0.35          1.15          1.08


Weighted average number of shares
 outstanding............................   6,736,501    4,668,831     5,367,255     4,668,414
                                          ==========   ==========    ==========    ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PENN TREATY AMERICAN CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                   ------------------
                                                   1995          1994
                                                   ----          ----
Net cash flow from operating activities:
 Net income.............................         6,148,235     5,036,224
 Adjustments to reconcile net income to
   cash provided by operations:
   Amortization of intangible assets....            26,820       308,070
   Policy acquisition costs, net........       (10,134,069)   (4,204,536)
   Deferred income taxes................         1,233,194       601,138
   Depreciation expense.................           198,390       222,655
   Net realized capital (gains) losses..           (16,254)       (8,528)
 Increase (decrease) due to change in:
   Receivables from agents..............          (122,697)       21,041
   Receivable from reinsurers...........          (950,540)     (321,629)
   Policy and contract claims...........         7,357,312     7,168,668
   Policy and unearned premium reserves.        13,864,199     5,529,029
   Accounts payable and other liabilities          751,560       129,039
   Federal income taxes recoverable.....           481,799             0
   Federal income tax payable...........           877,087       459,581
   Accrued investment income............          (572,558)     (367,154)
   Other, net...........................          (593,263)     (250,889)
                                               ------------  ------------
     Cash provided by operations........        18,549,215    14,322,709
                                               ------------  ------------

Cash flow from (used in) investing
  activities:
  Proceeds from sales of investments....         3,844,760     6,123,295
  Maturities of investments.............         4,320,808     4,209,163
  Purchase of investments...............       (43,445,886)  (24,683,798)
  Acquisition of property and equipment.          (641,974)     (326,964)
                                               ------------  ------------
     Cash used by investing.............       (35,922,292)  (14,678,304)
                                               ------------  ------------

Cash flow from (used in) financing
  activities:
  Net proceeds from public offering.....        26,065,000             0
  Proceeds from excercise of stock
  options...............................                 0         7,371
  Repayments of mortgages and other debts       (4,113,098)     (106,330)
                                               ------------  ------------
     Cash used by financing.............        21,951,902       (98,959)
                                               ------------  ------------

Increase (decrease) in cash.............         4,578,825      (454,554)

Cash balances:
  Beginning of period....................        7,226,769     1,343,347
                                               ------------  ------------
  End of period..........................       11,805,594       888,793
                                               ============  ============



     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1995
(unaudited)

The Consolidated Financial Statements should be read in conjunction with this note and with the Notes to Consolidated Financial Statements included in Penn Treaty American Corporation's ("the Company's") Annual Report on Form 10-K for the year ended December 31, 1994.

In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position and results of operations for the interim periods. Certain prior period amounts have been reclassified to conform with current period presentation.

1.  Investments
    -----------

     On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115"). SFAS No. 115 requires all entities to allocate their investments among three categories as applicable: (1) trading, (2) available for sale, and (3) held to maturity. Management categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at the current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet.

     The cumulative effect of adopting SFAS No. 115 as of January 1, 1994 was an increase in the balance of shareholders' equity of $3,528,500 to reflect the net unrealized gain (net of $1,512,000 in deferred income taxes) on investment securities classified as available for sale. As of September 30, 1995, shareholders' equity was increased by $2,052,814 due to unrealized gains of $3,110,324 in the investment portfolio. As of December 31, 1994 shareholders equity was decreased by $2,713,842 due to unrealized losses of $4,111,882 in the investment portfolio.

     The amortized cost and estimated market value of investments available for sale as of September 30, 1995 and December 31, 1994 are as follows:

                                  September 30, 1995                   December 31, 1994
                                  ------------------                   -----------------

                              Amortized      Estimated     Amortized      Estimated
                                 Cost       Market Value      Cost      Market Value
                                 ----       ------------      ----      ------------

U.S. Treasury securities
  and obligations of
  U.S. Government
  corporations and
  agencies                    $ 95,669,630  $ 97,384,361  $ 63,954,663 $ 61,170,290

Obligations of states
  and political
  sub-divisions                 24,937,912    25,779,928    22,946,937   22,005,000

Debt securities issued by
  foreign governments              448,853       461,886       448,853      451,500

Corporate securities             5,616,128     5,676,789     5,816,128    5,469,000

Other debt securities            2,458,201     2,545,505     1,493,871    1,400,000

Equities                         1,699,327     2,091,906       880,507      933,287

Policy Loans                        68,795        68,795        61,315       61,315
                              ------------  ------------   -----------  -----------

Total Investments             $130,898,846  $134,009,170   $95,602,274  $91,490,392
                              ============  ============   ===========  ===========

Net unrealized gain (loss)      $3,110,324                 ($4,111,882)
                              ------------                 ------------

                              $134,009,170                 $91,490,392
                              ============                 ===========

     2.  Reinsurance
         -----------

     The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of operations which are net of reinsurance activity:

                                                                    Assumed
     Three Months Ended            Gross         Ceded to           from Other         Net
     September 30, 1995            Amount     Other Companies       Companies        Amount
     ------------------            ------     ---------------       ----------       ------

Premiums:
  Accident and health          $25,925,710      $  540,737          $ 124,460     $25,509,433
  Life                           1,298,345         552,181                  0         746,164

Benefits to Policyholders:      16,764,111         581,122            204,226      16,387,215

Commissions                      9,469,872         274,041             65,178       9,261,009


                                                                    Assumed
     Three Months Ended            Gross         Ceded to           from Other         Net
     September 30, 1994            Amount     Other Companies       Companies        Amount
     ------------------            ------     ---------------       ----------       ------

Premiums:
 Accident and health           $20,071,667      $  344,129          $ 133,726     $19,861,264
 Life                            1,026,453         393,117                  0         633,336

Benefits to Policyholders:      12,683,407         704,611           (123,279)     11,855,517

Commissions                      6,594,692         154,373             20,059       6,460,378


                                                                    Assumed
     Nine Months Ended             Gross         Ceded to           from Other         Net
     September 30, 1995            Amount     Other Companies       Companies        Amount
     ------------------            ------     ---------------       ----------       ------

Premiums:
 Accident and health           $74,166,229      $1,634,061          $ 434,523     $72,966,691
 Life                            3,771,281       1,383,297                  0       2,387,984

Benefits to Policyholders:      49,637,939       2,343,483            204,226      47,498,682

Commissions                     26,772,135         804,959             65,178      26,032,354


                                                                    Assumed
     Nine Months Ended             Gross         Ceded to           from Other         Net
     September 30, 1994            Amount     Other Companies       Companies        Amount
     ------------------            ------     ---------------       ----------       ------

Premiums:
 Accident and health           $59,275,372      $  984,668          $ 457,783     $58,748,487
 Life                            3,015,188       1,049,969                  0       1,965,219

Benefits to Policyholders:      35,695,332       1,334,081             64,850      34,426,101

Commissions                     20,556,611         395,244             68,667      20,230,034

3. Public Offering:
   ----------------

     On July 6, 1995, the Company consummated a public offering of 2,000,000 shares of its common stock at $12.25 per share. On July 27, 1995, the Underwriters managing the offering notified the Company of their election to exercise their over-allotment option to purchase 300,000 shares of Common Stock. Closing of this transaction took place on August 1, 1995. The Company realized $26,065,000 in net proceeds from the sale of the 2,300,000 shares of common stock in the public offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 1995 and 1994:

  Accident and Health Premiums. First year accident and health premiums earned by the Company in the three month period ended September 30, 1995, including long-term care and Medicare supplement, increased 59.2% to $9,877,625, compared to $6,203,013 in the same period in 1994.

     First year long-term care premiums earned by the Company in the three month period ended September 30, 1995 increased 59.7% to $9,815,629, compared to $6,146,733 in the same period in 1994. This increase was attributable to increased sales of home health care policies, which increased to $3,968,734 for the three month period ended September 30, 1995 from $1,073,797 for the same period in 1994 and by an increase in premiums from sales of nursing home care policies from $5,072,936 in the three month period ended September 30, 1994 to $5,846,895 in the same period in 1995. These results reflect increasing market demand for the Company's home health care policies relative to its nursing home policies and the Company's marketing focus on its Independent Living policy first introduced in the fourth quarter of 1994. First year Medicare supplement premiums earned by the Company in the three month period ended September 30, 1995 increased 10.2% to $61,996, compared to $56,280 in the same period in 1994. Total new business for this product remains low due to the Company's continued de-emphasis of its Medicare supplement products because of lower profit margins associated with this line of business.

     Renewal accident and health premiums earned by the Company in the three month period ended September 30, 1995, including long-term care and Medicare supplement, increased 14.4% to $15,631,808, compared to $13,658,251 in the same period in 1994.

     Renewal long-term care premiums earned by the Company in the three month period ended September 30, 1995 increased 16.2% to $14,989,221, compared to $12,899,141 in the same period in 1994. This increase reflects renewals of a larger base of in-force policies as well as the effect of rate increases the Company received in various states. The Company believes that this increase also reflects an increase in persistency. Renewal Medicare supplement premiums earned by the Company in the three month period ended September 30, 1995 decreased 15.3% to $642,587, compared to $759,110 in the same period in 1994, consistent with the Company's de-emphasis in marketing this product discussed above.

  Life Premiums. First year life premiums earned by the Company in the three month period ended September 30, 1995 decreased 22.6% to $381,391, compared to $492,576 in the same period in 1994. The Company believes that first year life premiums have been negatively impacted by the Company's utilization of stricter underwriting standards.

      Renewal life premiums earned by the Company in the three month period ended September 30, 1995 increased to $364,773, compared to $140,760 in the same period in 1994. This increase was primarily the result of renewals of first-year policies written in 1994.

  Net Investment Income. Net investment income earned by the Company for the three month period ended September 30, 1995 increased 43.8% to $2,177,418, from $1,514,895 for the same period in 1994. This increase was primarily the result of growth in the Company's investment assets due to continued premium growth and additional funds of $22,065,000 from the Company's recent public offering which were, offset by a decrease in the average yield on the Company's investments to 6.1% for the three month period ended September 30, 1995 from 6.7% for the same period in 1994.

  Benefits to Policyholders. Accident and health benefits to policyholders in the three month period ended September 30, 1995 increased 37.9% to $16,021,632 compared to $11,616,067 in the same period in 1994. The Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 62.8% in the three month period ended September 30, 1995, compared to 58.5% in the same period in 1994. This increase in loss ratio was due to (i) refinement of actuarial data used to calculate return of premium benefits and (ii) modification of assumptions used to reflect benefit payment frequency. The refinement of actuarial data and modification of assumptions were recommended by the Company's actuarial consultant. Reserves are increased on the anniversary date of the policy.

      Life benefits to policyholders in the three month period ended September 30, 1995 increased to $365,583, compared to $239,450 for the same period in 1994. The life loss ratio (the ratio of claims experience and increases in policy reserves to total life premiums) was 49.0% in the three month period ended September 30, 1995, compared to 37.8% for the same period in 1994. These increases in benefits and the Company's life loss ratio are a result of the sale of the Company's new life insurance products which were introduced in late 1993.

  Acquisition Costs Amortized. The amortization of deferred policy acquisition costs in the three month period ended September 30, 1995 increased 7.1% to $3,778,342, compared to $3,529,228 in the same period in 1994. The increase in amortization is due to the growth in first year premiums during the second and third quarters of 1995 resulting in an increased deferral of acquisition costs during those quarters. As a result, amortization of the larger deferred acquisition cost asset increased during the third quarter. The company believes that the increase was offset by improved persistency which serves to moderate the amortization.

  Acquisition Costs Deferred. The deferral of policy acquisition costs in the three month period ended September 30, 1995 increased 59.9% to $7,287,188, compared to $4,556,338 in the same period in 1994. The ratio of deferred policy acquisition costs to first year premiums was 71.0% in the three month period ended September 30, 1995 compared to 68.0% in the same period during 1994. These increases were due to the Company's deferral of policy acquisition costs related to life premiums, which were not being deferred in the first three quarters of 1994. These dollar increases were also due to the increase in first year accident and health premiums discussed above.

  General and Administrative Expenses. General and administrative expenses in the three month period ended September 30, 1995 increased 17.9% to $3,033,698, compared to $2,572,711 in the same period in 1994. This increase was due to increases in marketing and underwriting costs associated with the introduction
of a new product and increased sales.   The ratio of general and administrative
expenses to total revenues decreased to 10.6% in the three month period ended September 30, 1995 compared to 11.6% in the same period during 1994.

  First Year Commissions. First year commissions on accident and health business in the three month period ended September 30, 1995 increased 58.5% to $6,517,477, compared to $4,113,220 in the same period in 1994, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 66.0% in the three month period ended September 30, 1995, compared to 66.3% in the same period in 1994.

      First year commissions on life business in the three month period ended September 30, 1995 decreased 18.8% to $308,683, compared to $380,211 in the same period in 1994, corresponding to the decrease in first year life premiums. The ratio of first year life commissions to first year life premiums was 80.9% in the three month period ended September 30, 1995 compared to 77.2% in the same period in 1994, reflecting a commission structure which varies with the premium payment terms of policies.

  Renewal Commissions. Renewal commissions on accident and health business in the three month period ended September 30, 1995 increased 21.9% to $2,389,987, compared to $1,960,669 in the same period in 1994, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.3% in the three month period ended September 30, 1995 compared to 14.4% in the same period in 1994. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the agents.

  Provision for Federal Income Taxes. The provision for federal income taxes recorded by the Company in the three month period ended September 30, 1995 increased 86.6% to $1,004,000, compared to $538,000 in the same period in 1994. The effective tax rate increased from 24.7% in the three month period ended September 30, 1994 to 30% in the same period in 1995. The tax for the third quarter 1994 reflects adjustments to revise the estimated annual effective tax rate. The Company's effective tax rate was below the normal federal corporate rate as a result of deductions allowed for small life insurance companies as well as the Company's tax-exempt investment income.

Nine Months Ended September 30, 1995 and 1994:

  Accident and Health Premiums. First year accident and health premiums earned by the Company in the nine month period ended September 30, 1995, including long-term care and Medicare supplement, increased 35.3% to $26,603,300, compared to $19,661,065 in the same period in 1994.

      First year long-term care premiums earned by the Company in the nine month period ended September 30, 1995 increased 35.9% to $26,410,217, compared to $19,431,365 in the same period in 1994. This increase was attributable to increased sales of home health care policies, which increased to $9,217,563 for the nine month period ended September 30, 1995 from $3,232,105 for the same period in 1994 and continued strong sales of nursing home care policies, which increased from $16,199,260 in the nine month period ended September 30, 1994 to $17,192,654 in the same period in 1995. These results reflect increasing market demand for the Company's home health care policies relative to its nursing home policies and the Company's marketing focus on its home health care Independent Living policy first introduced in the fourth quarter of 1994. First year Medicare supplement premiums earned by the Company in the nine month period ended September 30, 1995 decreased 15.9% to $193,083, compared to $229,700 in the same period in 1994. This decrease was due to the Company's continued de-emphasis of its Medicare supplement products because of lower profit margins associated with this line of business.

      Renewal accident and health premiums earned by the Company in the nine month period ended September 30, 1995, including long-term care and Medicare supplement, increased 18.6% to $46,363,391, compared to $39,087,422 in the same period in 1994.

      Renewal long-term care premiums earned by the Company in the nine month period ended September 30, 1995 increased 20.6% to $44,241,488, compared to $36,677,381 in the same period in 1994. This increase reflects renewals of a larger base of in-force policies as well as the effect of rate increases the Company received in various states. The Company believes that this increase also reflects an increase in persistency. Renewal Medicare supplement premiums earned by the Company in the nine month period ended September 30, 1995 decreased 12.0% to $2,121,903, compared to $2,410,041 in the same period in 1994, consistent with the Company's de-emphasis in marketing this product discussed above.

  Life Premiums. First year life premiums earned by the Company in the nine month period ended September 30, 1995 decreased 24.0% to $1,264,120, compared to $1,662,608 in the same period in 1994. This change was attributable to record sales of the Company's life insurance products during 1994, particularly in the first quarter of 1994 resulting from the Company's focused marketing efforts in late 1993 and early 1994 related to the introduction of these new products. Since the first quarter of 1994, first year life premiums have been negatively impacted by the Company's utilization of stricter underwriting standards.

      Renewal life premiums earned by the Company in the nine month period ended September 30, 1995 increased 271.4% to $1,123,864, compared to $302,611 in the same period in 1994. This increase was primarily the result of renewals of first-year policies written in 1994.

  Net Investment Income. Net investment income earned by the Company for the nine month period ended September 30, 1995 increased 31.2% to $5,666,792, from $4,318,282 for the same period in 1994. This increase was primarily the result of growth in the Company's investment assets due to continued premium growth and additional funds of $22,065,000 from the Company's recent public offering which were offset by a decrease in the average yield on the Company's investments to 6.2% for the nine month period ended September 30, 1995 from 6.6% for the same period in 1994.

  Benefits to Policyholders. Accident and health benefits to policyholders in the nine month period ended September 30, 1995 increased 36.3% to $46,314,600, compared to $33,975,803 in the same period in 1994. The Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 63.5% in the nine month period ended September 30, 1995, compared to 57.8% in the same period in 1994. This increase in loss ratio was due to (i) refinement of actuarial data used to calculate return of premium benefits and (ii) modification of assumptions used to reflect benefit payment frequency. The refinement of actuarial data and modification of assumptions were recommended by the Company's actuarial consultant. Reserves are increased on the anniversary date of the policy.

      Life benefits to policyholders in the nine month period ended September 30, 1995 increased to $1,184,082, compared to $450,298 for the same period in 1994. The life loss ratio was 49.6% in the nine month period ended September 30, 1995, compared to 22.9% for the same period in 1994. These increases in benefits and the

Company's life loss ratio are a result of the sale of the Company's new life insurance products which were introduced in late 1993.

  Acquisition Costs Amortized. The amortization of deferred policy acquisition costs in the nine month period ended September 30, 1995 decreased 3.6% to $9,656,786, compared to $10,022,470 in the same period in 1994. The Company believes that the amortization was reduced as a result of improved persistency which serves to moderate the amortization.

  Acquisition Costs Deferred. The deferral of policy acquisition costs in the nine month period ended September 30, 1995 increased 39.1% to $19,790,855, compared to $14,227,006 in the same period in 1994. The ratio of deferred policy acquisition costs to first year premiums was 71.0% in the nine month period ended September 30, 1995 compared to 66.7% in the nine months ended September 30th of 1994. These increases were due to the Company's deferral of policy acquisition costs related to life premiums, which were not being deferred in the first and second quarters of 1994. The first quarter of 1994 included the first significant sales of the Company's new life insurance products, and there was at that time a degree of uncertainty regarding the assumptions for deferrable expenses, as is ordinarily the case with recently introduced products. These increases were also due to the increase in first year accident and health premiums discussed above.

  General and Administrative Expenses. General and administrative expenses in the nine month period ended September 30, 1995 increased 16.4% to $8,827,055, compared to $7,580,380 in the same period in 1994. This increase was due to increases in marketing and underwriting costs associated with the introduction of a new product and increased sales. The ratio of general and administrative expenses to total revenues decreased to 10.9% in the nine month period ended September 30, 1995 compared to 11.6% in the first nine months of 1994.

  First Year Commissions. First year commissions on accident and health business in the nine month period ended September 30, 1995 increased 35.9% to $17,562,104, compared to $12,920,847 in the same period in 1994, reflecting the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 66.0% in the nine month period ended September 30, 1995, compared to 65.7% in the same period in 1994.

      First year commissions on life business in the nine month period ended September 30, 1995 decreased 33.1% to $975,343, compared to $1,297,999 in the same period in 1994, corresponding to the decrease in first year life premiums. The ratio of first year life commissions to first year life premiums was 77.2% in the nine month period ended September 30, 1995 compared to 78.1% in the same period in 1994, reflecting a commission structure which varies with the premium payment terms of policies.

  Renewal Commissions. Renewal commissions on accident and health business in the nine month period ended September 30, 1995 increased 23.0% to $7,381,518, compared to $5,999,799 in the same period in 1994, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.9% in the nine month period ended September 30, 1995 compared to 15.6% in the same period in 1994. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the agents.

  Provision for Federal Income Taxes. The provision for federal income taxes recorded by the Company in the nine month period ended September 30, 1995 increased 27.8% to $2,635,000, compared to $2,062,000 in the same period in 1994. The effective tax rate increased from 29.0% in the nine month period ended September 30, 1994 to 30.0% in the same period in 1995. The Company's effective tax rate was below the normal federal corporate rate as a result of deductions allowed for small life insurance companies as well as the Company's tax-exempt investment income.


      Liquidity and Capital Resources.   The Company's consolidated liquidity
      --------------------------------
requirements have historically been created and met from the operations of the Insurers. The Company's primary sources of cash are premiums and investment income. The primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. At December 31, 1994, the average maturity of the Company's bond portfolio was 6.9 years and its cost exceeded market value by 4.6% or approximately $4,165,000. At September 30, 1995, the average maturity of the Company's bond portfolio was 6.7 years and its market value exceeded cost by 2.1% or $2,718,000.

On December 28, 1994, the Company entered into an agreement with CoreStates Bank, N.A., whereby a loan was extended to the Company in an amount of $4,000,000. The proceeds of the loan were contributed to the surplus of PTLIC in the form of cash to strengthen its overall capital position. The Company repaid this loan as required by the loan agreement, with a portion of the proceeds of the Company's recent public offering of 2,300,000 shares of common stock. The public offering was consummated on July 6, 1995 and the Company realized net proceeds of $26,165,000, including the proceeds from the exercise of the underwriters' over-allotment option.


On January 1, 1994, the Company adopted SFAS 115. The cumulative effect of adoption of SFAS 115 was an increase in shareholders' equity of $3,528,512, net of taxes, for unrealized gains of $5,040,731 in the investment securities available for sale portfolio. During the year ended December 31, 1994, the Company experienced a decrease in unrealized gains of $9,205,393. As of September 30, 1995, shareholders' equity was increased by $2,052,814 due to unrealized gains of $3,110,324 in the investment portfolio. As of December 31, 1994 shareholders' equity was decreased by $2,713,842 due to unrealized losses of $4,111,882 in the investment portfolio.

The Company's continued growth is dependent upon its ability to (i) continue marketing efforts to expand its historical markets, (ii) continue to expand its network of agents and effectively market its products in states where the Insurers are currently licensed and (iii) fund such marketing and expansion while at the same time maintaining minimum statutory levels of capital and surplus required to support such growth. Management believes that the funds necessary to accomplish the foregoing, including funds required to maintain adequate levels of statutory surplus in the Insurers, can be met for at least the next 24 months by funds generated from the Company's recent public offering and from operations.

PTLIC's capital position was improved in December 1994 by the Company's $4,000,000 contribution, and the capital position of the Insurers was improved further by the contribution of $14,000,000 of the net proceeds of the recent public offering to the capital and surplus of the Insurers during the third quarter of 1995. The Insurers are, on a combined basis, currently licensed in all states except Kansas, Maine, Massachusetts, New Jersey, New York and West Virginia. The Company believes that the Insurers' capital and surplus presently meets or exceeds the requirements in all jurisdictions in which they each are licensed.

                          PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

The Insurers are parties to various lawsuits generally arising in the normal course of their insurance business. The Company does not believe that the eventual outcome of any of the suits to which the Insurers are currently a party will have a material effect on the financial condition or result of operations of the Company.

Item 2.  Changes in Securities

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:  Exhibit 11

(b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PENN TREATY AMERICAN CORPORATION
                                        --------------------------------
                                                   Registrant



Date November 10, 1995                 /s/ Irving Levit
     -------------------               ----------------------------------
                                          Irving Levit
                                          President


Date November 10, 1995                 /s/ Michael F. Grill
     ------------------                ---------------------------------
                                          Michael F. Grill
                                          Treasurer