Form 10-K
period 1995-12-31
PENN TREATY AMERICAN CORP
filed 1996-03-29
CIK 814181

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 0-15972

                        PENN TREATY AMERICAN CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

Pennsylvania                                  23-1664166
------------                                  ----------
(State or other                               (I.R.S. Employer
jurisdiction of                               Identification No.)
incorporation or
organization)

3440 Lehigh Street
Allentown, Pennsylvania                       18103
-----------------------                       -----
(Address of principal                         (Zip Code)
executive offices)

Registrant's telephone number, including area code (610) 965-2222
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
     Title of each class                 on which registered
     -------------------                 ---------------------

     None                                Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES   X      NO
                   -----       -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1996 was $90,562,924.

          The number of shares outstanding of the registrant's common stock as of March 22, 1996 was 6,990,084.

               Documents Incorporated By Reference:

          (1)  Proxy Statement for the 1996 Annual Meeting of Shareholders -
               Part III

                                     PART I
                                     ------


Item 1.   Business
------    --------

          (a)  General
               -------

          Penn Treaty American Corporation is primarily engaged in providing long-term nursing home and home health care insurance to persons age 65 and over. An originator of long-term nursing home care insurance products for twenty years, Penn Treaty is the second largest insurance carrier whose operations are primarily focused on long-term care insurance. Its policies are marketed nationally through independent insurance agents. The Company underwrites its insurance products through two of its subsidiaries, Penn Treaty Life Insurance Company,("PTLIC") and Network America Life Insurance Company ("Network America"). As of December 31, 1995, long-term nursing home care and home health care policies accounted for approximately 93% of the Company's total annualized premiums in force.

          The Company's principal products are individual fixed, defined benefit accident and health insurance policies covering long-term skilled, intermediate and custodial nursing home care, home health care, hospital care and policies that supplement Medicare benefits. In 1993, the Company introduced life insurance products designed specifically for individuals age 65 and over. In later 1994, the Company introduced an Independent Living policy which provides coverage over the full term of the policy for services furnished by a homemaker or companion who is not a qualified or licensed care provider. Available policy riders allow insureds to tailor their policies and include an automatic annual benefit increase, benefits for adult day-care centers and a return of premium benefit. Policies are designed to make the administration of claims simple, quick and sensitive to the needs of senior citizens.

Long-Term Care Industry

     Long-term care insurance policies were first introduced in the 1970's. Significant sales of these policies commenced in the mid 1980's. Typical early policies provided limited nursing home coverage for a limited benefit period and were subject to certain restrictions such as prior hospitalization and a certificate of medical necessity. As awareness of the long-term care needs of senior citizens has grown, the long-term care insurance industry has responded with more diverse insurance offerings to provide needed benefits in a cost-effective fashion. Requirements for prior hospitalization and medical necessity are no longer standard and benefit periods have been extended up to the life of the insured. Coverages for custodial care and home health care are now offered by many insurers.

     A survey conducted by a national industry organization estimated that the number of long-term care policies in force grew from 815,000 in 1987 to approximately 3,420,000 by the end of 1993. While the number of policies sold has grown an average of more than 27% annually since 1987, this same survey indicated that only 6% of the population age 65 and over is covered by long-term care insurance.

     The emphasis on long-term care insurance has evolved primarily as a result of the aging of society, increasing life expectancies and the escalating cost of care. According to a 1992 survey of the U.S. Bureau of the Census, by the year 2050 the population age 65 and over is expected to grow to approximately 98 million, or more than three times the 1990 figure, while the population age 85 and over is expected to grow to 26 million, or more than eight times the 1990 figure. Another study has suggested that at age 65 a person has a 43% chance of being confined to a nursing home during some time in his or her life. The cost of care has also increased significantly. It has been estimated by the U.S. Census Bureau that from 1980 to 1990, the cost of care for Medicaid nursing home residents increased from $8.7 billion to $21.5 billion.

     Other factors causing growth of the long-term care insurance industry include the lack of suitable alternatives for financing long-term care. There are four primary alternatives to long-term care insurance: government programs such as Medicare and Medicaid, personal assets, dependence on family members and life insurance. Medicare offers only limited coverage of the cost of long-term care. Medicaid is the single largest source of financing for nursing home care in the U.S. However, since eligibility for Medicaid requires that its recipients have a very small amount of assets or income, many individuals are forced to deplete their assets in order to become eligible.

     Among the options available to individuals depending upon their personal assets to finance the cost of long-term care are annuities, home equity conversions ("HECs") and life insurance policies. Annuities generally are a marginal alternative because it is difficult to predict when annuity funds will be needed, HECs have not been used extensively to date and many elderly people may not have adequate life insurance coverage to generate significant cash values to finance the costs of long-term care.

Strategy

     The Company's objective is to strengthen its position as a leader in providing long-term care insurance to persons age 65 and over. To meet this objective and to continue to increase profitability, the Company is implementing the following strategies:

  Expanding its market share in states in which it currently operates: The Company is presently licensed in 44 states and the District of Columbia and currently writes policies in 38 states and the District of Columbia. The Company's business is generated primarily in Florida, Pennsylvania, Virginia, California, Illinois, Ohio, Arizona and Missouri. The Company holds restricted licenses in Connecticut, Minnesota, New Hampshire and North Carolina and is not currently licensed in Kansas, Maine, Massachusetts, New Jersey, New York and West Virginia. The Company intends to expand its business operations in states in which it is currently licensed through increased marketing efforts, continued agent recruitment and the introduction of new products, including some types of group insurance. See "Business - Marketing and Expansion."

  Entering states in which it is not currently licensed, either through
acquisition or application:   The Company regularly evaluates potential
acquisition opportunities and often makes inquiries to determine whether potential acquisition candidates might be interested in being acquired by the Company. The Company periodically enters into negotiations with respect to such potential acquisition opportunities. On March 15, 1996, the Company signed an agreement with Health Insurance of Vermont, Inc. ("HIVT") providing that the Company will acquire HIVT by means of a statutory merger with a subsidiary of the Company. Completion of the merger is subject to approval of regulatory authorities, and to certain other conditions. HIVT is licensed to conduct business in 46 states, including New Jersey, West Virginia, Kansas, Maine and Massachusetts. Upon completion of the merger the Company would be licensed in all states with the exception of New York. The Company currently has a license application pending in New York.

  Developing and qualifying new products with state insurance regulatory authorities: The Company has been an originator in the field of long-term care insurance for twenty years. The Company recently introduced an Independent Living policy which provides coverage over the full term of the policy for services furnished by a homemaker or companion who is not a qualified or licensed care provider. The Company has received approval of this product in all states in which the Company is currently writing policies, with the exception of
Arkansas, California, Delaware, Indiana, Rhode Island and South Carolina.   The
Company intends to continue to develop new insurance products designed to meet the needs of senior citizens and their families.

  Expanding its network of independent agents: The Company has significantly increased the number of producing agents (agents who produce premiums for the Company on new policies) selling its policies by focusing its efforts on certain geographic areas of the country which have larger concentrations of individuals 65 and over. The Company intends to continue to recruit agents in these states and believes that it will be able to continue to expand its business in these and other states.

  Seeking to acquire blocks of in-force policies underwritten by other insurance companies: The Company has augmented its premium revenue from time to time through the acquisition of existing blocks of policies underwritten by other insurance companies. The Company intends to continue to evaluate such blocks as a means of enhancing its revenue base, provided such policies meet the Company's underwriting standards.

Corporate Background

     The Company, which is registered and approved as a holding company under the Pennsylvania Insurance Code, was incorporated in Pennsylvania on May 13, 1965 under the name Greater Keystone Investors,Inc., and changed its name to Penn Treaty American Corporation on March 25, 1987. PTLIC was incorporated in Pennsylvania under the name Family Security Life Insurance Company on June 6, 1962, and its name was changed to Quaker State Life Insurance Company on December 29, 1969, at which time it was operating under a limited insurance company charter. Quaker State Life Insurance Company was acquired by the Company on May 4, 1976, and its name was changed to Penn Treaty Life Insurance Company. On July 13, 1989, PTLIC acquired all of the outstanding capital stock of AMICARE Insurance Company (formerly Fidelity Interstate Life Insurance Company), a stock insurance company organized and existing under the laws of Pennsylvania which changed its name to Network America Life Insurance Company on August 1, 1989. The Agency was incorporated in Pennsylvania on February 23, 1988 under the name Penn Treaty Service Company. On February 29, 1988, the Agency acquired, among other assets, the rights to renewal commissions on a certain block of PTLIC's existing in-force policies from Cher-Britt Agency,Inc., and an option to purchase the rights to renewal commissions on a certain block of PTLIC's existing policies from Cher-Britt Insurance Agency,Inc., an affiliated company of Cher-Britt Agency,Inc. In connection with this acquisition, on March 3, 1988, the name of the Agency was changed to Cher-Britt Service Company. The option was exercised on March 3, 1989. The Agency's name was changed to "Senior Financial Consultants Company" on August 9, 1993.

          (b)  Insurance Products
               ------------------

     Since 1976, the Company has developed, marketed and underwritten fixed, defined benefit accident and health insurance policies designed to be responsive to changes in (i)the characteristics and needs of the senior citizen market,
(ii)governmental regulations and governmental benefits available for this population segment and (iii)the health care and long-term care industries in general. The Company solicits input from both its independent agents and its policyholders with respect to the changing needs of its insureds. In addition, Company representatives regularly attend seminars to monitor significant trends in the industry.

     The following table sets forth, as of the dates indicated, and for each class of policies, the annualized premiums (in thousands) in force, the percentage of total annualized premiums, the number of policies in force, and the average premium per policy. Policies are classified by their base coverage but may include a rider for a different coverage. For example, if a policyholder purchased a home health care policy with a nursing home rider, premium collected in connection with the nursing home rider would be included in the home health care class.

                                         Year ended December 31,
                                         -----------------------

                                    1993              1994             1995
                                    ----              ----             ----
Long-term nursing home
 care:
 Annualized premium           $57,455    77.9%  $67,059  77.4%  $ 77,217  70.3%
 Number of policies            41,903            47,525           53,084
 Average premium
  per policy:                 $ 1,371           $ 1,411         $  1,455
Long-term home health care:
 Annualized premium           $ 9,923    13.4%  $11,822  13.6%  $ 24,881  22.6%
 Number of policies            11,113            12,637           22,967
 Average premium
  per policy:                 $   893           $   936         $  1,083

Hospital care:
 Annualized premiums          $   409     0.6%  $   325   0.4%  $    260   0.2%
 Number of policies             1,169               953              779
Average premium
  per policy                  $   349           $   341         $    334
Medicare supplement:
 Annualized premiums          $ 4,268     5.8%  $ 3,604   4.2%  $  3,246   3.0%
 Number of policies             3,737             2,988            2,527
 Average premium
  per policy:                 $ 1,142           $ 1,206         $  1,285
Life Insurance:
 Annualized premiums          $   577     0.8%  $ 2,754   3.2%  $  3,273   3.0%
 Number of policies             1,239             4,012            5,270
 Average premium
  per policy:                 $   466           $   686         $    621
Other insurance:
 Annualized premiums          $ 1,084     1.5%  $ 1,064   1.2%  $  1,007   0.9%
 Number of policies             7,587             6,942            6,382
 Average premium
  per policy:                 $   143           $   153         $    158
                              -------  ------   -------  ----   --------  ----

Total Annualized Premiums
 in Force (1)                 $73,716     100%  $86,628   100%  $109,884   100%
                              =======  ======   =======  ====   ========  ====

(1) Excludes credit life and credit accident and health insurance premiums in force. Credit insurance premiums in force are calculated as the cumulative total of one-time premiums received by the Company for policies issued for terms of up to 120 months. Credit insurance premiums in force for the years ended December 31, 1993, 1994 and 1995 were approximately $1,215,500, $702,000 and $453,000, respectively.

  Accident and Health Insurance Products. The Company offers accident and health insurance policies in one or more of three basic classes of coverage, consisting of benefits for (i)long-term nursing home care, (ii)long-term home health care and (iii)individual coverage to supplement Medicare benefits. Policies are designed to meet the accident and health insurance needs of senior citizens and may be written for one insured, jointly for spouses or, in some cases, for groups of individuals.

     The majority of the Company's accident and health insurance policies are written on an annual basis and provide for guaranteed renewability at then current premium rates at the option of the insured. The insured may elect to pay premiums on a monthly, quarterly, semi-annual or annual basis. In addition, the Company offers an automatic payment feature that allows policyholders to have premiums automatically withdrawn from a checking account. The Company may increase premium rates on a particular form of policy only upon approval of the applicable insurance regulatory authority in each state. Although the insured may elect to pay premiums on a monthly, quarterly or semi-annual basis, as of December 31, 1995, premiums on approximately 60% of the Company's policies in force were paid on an annual basis. Policies lapse if and when premiums become more than 31 days overdue; however, policies may be reinstated, if approved by the Company, within six months after the policy lapses.

  Long-Term Nursing Home Care. The Company's long-term nursing home care policies generally provide a fixed benefit payable during periods of nursing home confinement prescribed by a physician or necessitated by the policyholder's cognitive impairment or inability to perform two or more activities of daily living. These policies include built-in benefits for alternative plans of care, waiver of premium after 90 days of benefit payments on a claim and unlimited restoration of the policy's maximum benefit period.

     The policies also provide that pre-existing conditions disclosed on the application are covered immediately as of the effective date of the policy, and there is no "prior hospitalization" requirement. Historically, most nursing home policies required that a policyholder must have been discharged from a hospital within a certain number of days prior to being confined in a nursing home. The Company has phased out the prior hospitalization requirement on its new policies and has made a policy rider to eliminate the prior hospitalization requirement available to policyholders of the Company's older policies. Additionally, all levels of nursing care, including skilled, custodial and intermediate care, are covered and benefits continue even when the policyholder's required level of care changes. Skilled nursing care refers to professional nursing care provided by a medical professional (a doctor or registered or licensed practical nurse) located at a licensed facility which cannot be provided by a non-medical professional. Custodial care refers to non-medical care which does not require professional treatment and can be provided by a non-medical professional with minimal or no training. Intermediate nursing care is designed to cover situations which would otherwise fall between skilled and custodial care and includes situations in which an individual may require skilled assistance on a sporadic basis.

     The Company's current long-term nursing home care policies provide benefits which are payable over periods ranging from one to five years and lifetime. These policies provide for a fixed daily benefit ranging from $40 to $200 per day. Certain of the Company's nursing home care policies provide benefits which are payable over periods ranging from six months to five years and lifetime, and from $800 to $5,000 per month of nursing home benefits.

  Long-Term Home Health Care. The Company's home health care policies generally provide a benefit payable on an expense-incurred basis during periods of home care prescribed by a physician or necessitated by the policyholder's cognitive impairment or inability to perform two or more activities of daily living. These policies cover the services of registered nurses, licensed practical nurses, home health aides, physical therapists, speech therapists, medical social workers and other similar home health practitioners. Benefits are payable over periods ranging from six months to five years and lifetime and provide for $40 to $160 per day of home benefits. Pre-existing conditions disclosed on the application are not covered during the initial six months following the effective date of the policy and there is no prior hospitalization requirement. The Company's home health care policies also include built-in benefits for waiver of premium and unlimited restoration of the policy's maximum benefit period.

     The most recent addition to the Company's long-term care product line is its Independent Living policy. This policy was first introduced in the fourth quarter of 1994 and is currently being marketed in those states in which the Company has received regulatory approval. This policy provides coverage over the full term of the policy for services furnished by a homemaker or companion (other than a member of the insured's family) who is not a qualified or licensed care provider ("Homemaker/Companion Services"). Homemaker/Companion Services include cooking, shopping, housekeeping and assisting the insured with such activities as laundry, correspondence, using the telephone and paying bills. Historically, only limited coverage had been provided under certain of the Company's home health care policies for Homemaker/Companion Services, typically for a period of up to 30 days per calendar year during the term of the policy.

     The Independent Living policy provides that the Company will waive the elimination period the time at the beginning of the period during which care is provided for which no benefits are available under the policy (usually twenty days)- if the insured agrees to utilize a Case Manager (as defined below) designated by the Company. The Case Manager is engaged at the time a claim is submitted to prepare for the Company a written assessment of the insured's condition and to establish a written plan of care. The Company also encourages, but does not require, the purchase of a nursing home care rider with its Independent Living policy. The Company believes that the Independent Living policy, which represents a significant expansion of the benefits previously available for Homemaker/Companion Services, is the first of its kind.

     The Company also has policies outstanding that provide benefits which are payable over periods ranging from six months to three years and in amounts ranging from $5.00 up to $20.00 per hour of home benefits subject to a limit of eight hours per day. Some of these policies require prior hospitalization as a condition to receipt of benefits.

  Long-Term Care Generally. As a supplement to some of its long-term care policies, the Company offers riders providing survivorship benefits, adult day care benefits and an automatic annual benefit increase to help offset the effects of inflation. The Company also offers a return of premium benefit rider for its long-term care policies. This rider provides that after a policy has been in force for ten years, the policyholder is entitled to a return of 80% of all premiums paid during the ten year period less any claims paid by the Company. If, however, claims exceed 20% of the premiums paid during the ten year period, no return of premium is made. In addition, in most states the rider provides for a pro-rata return of premium in the event of death or surrender beginning in the sixth year.

     The need for many of the riders offered by the Company has been eliminated due to the incorporation of many of these benefits into the basic coverage under the Company's newest long-term care policies. Among the built-in benefits provided under the long-term care policies currently marketed by the Company are hospice care and adult day care benefits, survivorship benefits, restoration of benefits and a guaranteed upgrade option pursuant to which the policyholder may increase the benefits available under the policy during the first two years if no claims have been made. These policies also provide a yearly wellness benefit (a payment made to policyholders who have not made a claim) after the first year of the policy.

     In some cases, provision of benefits under the Company's long-term care policies is reviewed by unaffiliated case management agencies ("Case Managers") retained by the Company to control and monitor claims made. The Case Manager reviews the claim, including the specific health problem of the insured and the nature and extent of health care services being provided. The Case Manager assists both the Company and the insured by determining that the services provided to the insured, and the corresponding benefits paid by the Company, are appropriate under the circumstances.

     The Company also sells a relatively small amount of group insurance. True group insurance ("Group Insurance") may be sold by the Company through the issuance of a Group Master Policy to a group formed for purposes other than the purchase of insurance, such as an employee group, an association or a professional organization. The Group Master Policy is issued to the group and all participating members are issued certificates of insurance which describe the benefits available under the policy. Eligibility for insurance is guaranteed to all members of the group without an underwriting review on an individual basis.

     The Company also sells franchise insurance ("Franchise Insurance") from time to time. While Franchise Insurance is generally presented to an employee group, association or professional organization which endorses the insurance, the policies are issued to individual group members. Each application is underwritten and issuance of policies is not guaranteed to members of the franchise group.

  Medicare Supplement. The Company writes policies designed to provide coverage to supplement benefits available under Medicare, such as payment of deductible amounts. OBRA '90 enacted various changes in Medicare reimbursement, set more stringent standards for Medicare supplement insurance policies and required that states adopt these new standards by July 31, 1992. OBRA' 90 sets forth ten federally standardized benefit plans of which the Company offers five such plans in most states. With respect to these benefit packages, every company writing Medicare supplement coverages must adopt at least the Basic Plan, which covers Medicare Part A coinsurance amounts for in-patient hospitalization (without the PartA deductible), the cost of the first three pints of blood and 20% of allowable charges under Medicare Part B. The other nine plans provide for the Basic Plan coverage in addition to more extensive benefits such as skilled nursing home coinsurance amounts, the Medicare Part A deductible, the Medicare Part B deductible, 100% of Medicare Part B Excess Charges, Foreign Travel Emergency Care, At-Home Recovery, Extended Drug Coverage and Preventive Care.

     All Medicare supplement benefit plans offered by the Company are subject to "open enrollment" and the Company is required to issue a policy to any person applying for Medicare supplement insurance within six months of becoming eligible for Medicare Part B, which generally occurs within the first six months after a person's 65th birthday.

     Because of lower profit margins associated with the Company's Medicare supplement products, the Company has gradually de-emphasized the marketing of these products. Medicare supplement premiums represented 3.0% of the Company's annualized premiums for the year ended December 31, 1995.

  Life Insurance. Beginning in August 1993, the Company began to market actively its whole life insurance products which were approved by various state insurance authorities during 1992 and 1993. These policies have face amounts of $2,000 to $25,000 for individuals age 50-80 years and $2,000 to $10,000 for individuals age 80-85 years. For the convenience of the insured, the Company offers three premium payment options for these policies: (1) monthly, quarterly, semi-annual or annual payments paid up to age 95; (2) one-time single premium payment; or (3) two, three and five year payment plans. These policies were developed to be sold by the Company's agents to senior citizens so as to complete the Company's portfolio of insurance products.

     The life insurance products currently marketed by the Company have been designed for the senior citizen market. The Company previously marketed life insurance policies, including annual renewable term and whole life policies, to all ages of insureds. Certain of these policies carry face amounts substantially in excess of the limits on life insurance policies currently being written by the Insurers. The Company reinsures any life insurance policy to the extent the risk on the policy is in excess of $30,000. See "Reinsurance."

  Other Insurance. Among the other insurance products offered by the Company are accidental death and dismemberment policies. The Company also has cancer and disability income policies in force, and has acquired from other insurance companies blocks of business which include short-term nursing home care policies.

     In the past, the Company offered credit life insurance to debtors in connection with loans or other credit transactions. This insurance would provide benefits to (i) pay off the debtor's obligations on the loan or other credit transaction in the event of the debtor's death or (ii) cover the monthly loan payments in the event the debtor became disabled.

          (c)  Marketing and Expansion
               -----------------------

     The Company's goal is to underwrite, market and sell its products throughout the United States. The Company focuses its marketing efforts primarily in those states (i) where it has successfully developed networks of agents and (ii) which have the highest concentration of individuals whose financial status and insurance needs are compatible with its products.

  Agents. The Company employs no agents directly but relies instead on relationships with independent agents and their sub-agents. In 1995, the Company's policies were marketed through 5,136 producing agents, an increase of 22% over the number of producing agents in 1994. The Company provides assistance to its agents through the use of seminars, underwriting training and field representatives who consult with agents on underwriting matters, assist agents in research and accompany agents on marketing visits to current and prospective policyholders.

     The following table sets forth the number of producing agents in each of the states where the Company does business:

                                                 Year ended December 31,
                                             ----------------------------------

State                                      1993            1994            1995
-----                                      ----            ----            ----

Arizona                                     113             181             231
California                                  255             418             675
Florida                                   1,276           1,270           1,303
Georgia                                      64              77              81
Illinois                                    206             282             291
Iowa                                         56             152              85
Maryland                                     64              71              74
Missouri                                    121              48             111
Nebraska                                     45              61              65
North Carolina                               61              92             155
Ohio                                         94             123             152
Pennsylvania                                342             365             460
South Dakota                                 28              39              44
Texas                                       102             150             296
Virginia                                    168             217             312
Washington                                   65              74             143
All Other States  (1)                       363             604             658
                                          -----           -----           -----

  Total                                   3,423           4,224           5,136
                                          =====           =====           =====

(1) Includes all states in which premiums represented one percent or less of the Company's total premiums in 1995.


          Each independent agent must be authorized by contract to sell the Company's products in each particular state in which the agent and the Company are licensed. Some of the Company's independent agents are large general agencies with many sales persons (sub-agents), while others are individuals operating as sole proprietors. Some independent agents sell multiple lines of insurance, while others concentrate primarily or exclusively on accident and health insurance.

          The Company generally does not impose production quotas or assign exclusive territories to agents. The amount of insurance written for the Company by individual independent agents varies. The Company periodically reviews and terminates its agency relationships with non-producing or under-producing independent agents or agents who do not comply with the Company's guidelines and policies with respect to the sale of its products.

          The Company is actively engaged in recruiting and training new agents. Sub-agents are recruited by the independent agents and are licensed by the Company with the appropriate state regulatory authorities to sell the Company's policies. Independent agents are generally paid higher commissions than those employed directly by an insurance company, in part to account for the expenses of operating as an independent agent. The Company believes that the commissions it pays to independent agents are competitive with the commissions paid by other insurance companies selling similar policies. The independent agent's right to renewal commissions is vested and commissions are paid as long as the policy remains in force, provided the agent continues to abide by the terms of the contract. The Company generally permits its established independent agents to collect the initial premium with the application and remit such premium to the Company less the commission. New independent agents are required to remit the full amount of initial premium with the application. The Company provides assistance to its independent agents in connection with the processing of paperwork and other administrative services.

          The Company is continuing to develop networks of agents in its historical markets, as well as in those states where the Company is licensed and has recently gained product approval. In some states, the Company is utilizing marketing general agents. In addition, the Company has developed a program designed to attract, train and motivate agents by educating them with respect to the Company's insurance products and operations, and is equipped to prepare and present programs addressing specific questions or issues in response to requests from agents or groups of agents.

  Marketing General Agents. The Company selectively utilizes marketing general agents for the purpose of recruiting independent agents and developing networks of agents in various states. The Company has a marketing general agent for the purpose of generating business for the Insurers in various states. This marketing general agent receives an overriding commission on business written in return for recruiting, training, and motivating the independent agents. In addition, this marketing general agent functions as a general agent for the Insurers in various states. In its capacity as marketing general agent and general agent, this agent accounted for 21%, 20% and 18% of the total premiums earned by the Company during 1993, 1994 and 1995, respectively.

  General Agents. The ten independent general agents accounting for the most new business premium revenue employed a total of approximately 1,425 producing sub-agents and accounted for approximately 23% of the Company's new business written during 1995. No independent general agents, other than the marketing general agent discussed above, accounted for more than 10% of the Company's total premium income.

          No underwriting or claims processing authority has been delegated to any agents of the Company.

  Markets. The following chart shows premium revenues by state for each of the states where the Company does business:

                                       Year ended December 31,
                          Year         -----------------------
State                   Entered(1)    1993      1994      1995
-----                   ----------    ----      ----      ----
                                            (in thousands)
Arizona                     1988     $ 1,706  $  2,466   $ 3,603
California                  1992       2,914     4,585     9,379
Florida                     1987      25,902    29,372    33,116
Georgia                     1990         944     1,061       995
Illinois                    1990       2,690     3,185     4,084
Iowa                        1990         911       945     1,459
Maryland                    1987       1,574     1,775     1,969
Missouri                    1990       1,676     2,156     2,540
Nebraska                    1990         950     1,101     1,222
North Carolina              1990       1,241     1,643     2,046
Ohio                        1989       2,074     2,476     2,989
Pennsylvania                1972      17,305    17,628    19,680
South Dakota                1990         897     1,123     1,487
Texas                       1990       1,404     1,851     2,887
Virginia                    1989       3,883     5,570     7,903
Washington                  1993         442       648     1,165
All Other States (2)                   3,468     4,250     5,843
                                     -------   -------   -------
  All States                         $69,981   $81,835  $102,367
                                     =======   =======  ========

(1) Represents year in which the Company commenced sale of policies in each state.

(2) Includes all states in which premiums represented one percent or less of the Company's total premiums in 1995.

      (d)  Administration
           --------------

Underwriting.
------------

          The Company believes that the underwriting process through which an accident and health insurance company, particularly one in the long-term care segment, chooses to accept or reject an applicant for insurance is critical to its success. All applications are reviewed by the Company's in-house underwriting department and must be approved before a policy can be issued. The Company considers age and medical history, among other factors, in deciding whether to accept an application for coverage. With respect to medical history, efforts are made to underwrite on the basis of the medical information listed on the application, but an Attending Physician's Statement is often requested. In all cases, a personal history interview is required, and a paramedic interview is often conducted. In the event the Company determines that it cannot offer the requested coverage, an alternative for suitable coverage for higher risk applicants may be suggested to the agent. Accepted policies are usually issued within seven working days from receipt of the information necessary to underwrite the application. As noted above, while there is no individual underwriting process for Group Insurance, the underwriting for Franchise Insurance written by the Company is identical to that for individual policies.

          In order to expedite the large volume of premiums generated from sales of policies in Florida and the increasing volume of premiums from sales of policies in California, the Company operates field offices in Sarasota, Florida and Stockton, California to underwrite and issue policies. These regional offices enable the Company to respond more effectively and efficiently to its agents and policyholders in the southeastern and western regions of the United States.

          Applicants for insurance must respond to detailed medical questionnaires. Physical examinations are not required for the Company's accident and health insurance policies, but medical records are frequently requested. Pre-existing conditions disclosed on the application for new long-term nursing home care policies are covered immediately upon approval of the policy by the Company's underwriting department, while undisclosed pre-existing conditions are not covered for six months in most states and two years in certain other states. On certain of the Company's older nursing home policy forms and all home health care policies, pre-existing conditions disclosed on the application are not covered during the initial six months following the effective date of the policy and undisclosed pre-existing conditions are not covered for up to two years. In the case of individual Medicare supplement policies, pre-existing conditions are generally not covered during the six month period following the effective date of the policy.

 Claims.
 ------

          All claims for policy benefits, except with respect to Medicare supplement claims, are currently processed by the Company's claims department, which includes physicians and nurses employed or retained as consultants by the Company. From November 1, 1993 through July 31, 1994, all claims for policy benefits, including Medicare supplement claims, were processed through an unaffiliated third party administrator. In mid-1994, management decided to process all claims (except the Medicare supplement claims) through the Company's home office claims department. The Company transferred the processing of its Medicare supplement claims to a new unaffiliated third party administrator, effective March 1, 1995. The Company has historically utilized third party administrators to process its Medicare supplement claims due to the typically small amount per claim and the large number of claims.

          The Company periodically utilizes the services of unaffiliated Case Managers to review certain claims, particularly those made under home health care policies. When a claim is filed, the Company may engage the Case Manager to review the claim, including the specific health problem of the insured and the nature and extent of health care services being provided. The Case Manager assists both the Company and the insured by determining that the services provided to the insured, and the corresponding benefits paid by the Company, are appropriate under the circumstances. Under the terms of its Independent Living policy, the Company will waive the elimination period, the time at the beginning of the period during which care is provided for which no benefits are available under the policy (usually twenty days), if the insured agrees to utilize a Case Manager. The Company estimates that an average of 10% of all claims submitted in the last year, including approximately one-quarter of home health care claims, have been submitted to Case Managers. The Company's use of Case Managers has increased steadily in recent years, and the Company anticipates that this increase will continue as both its business and the need to manage effectively the processing of claims grow.

          Systems Operations.  The Company operates and maintains its own
          ------------------
computer system for all aspects of the Company's operations, including: policy issuance; billing; claims processing; commission reports; premium production by agent (state and product) and general ledger. During 1995, the Company contracted to purchase a new computer system which will enable the Company to
(i) define and refine its underwriting and claims functions so that data may be analyzed more usefully, (ii) target agents and consumers more effectively and
(iii) continue to manage the increasing volume of information as the Company's business grows. The Company considers the new system critical to its ability to continue to provide the quality of service for which the Company has been known to its policyholders and agents. The

Company is using both in-house programmers and outside consultants in implementing the system.

     (e)  Premiums
          --------

          Premium rates for all lines of insurance written by the Company are subject to state by state regulation. Premium regulations vary greatly among jurisdictions and lines of insurance. Rates for the Company's insurance policies are established by the Company's independent actuarial consultant and reviewed by the insurance regulatory authorities as part of the licensing process in the states where the Company markets its products. Before a rate change can be made, the proposed change must be filed with and approved by the insurance regulatory authorities.

          As a result of minimum loss ratio standards imposed by state regulations, the premiums charged by the Company with respect to all of its accident and health polices are subject to reduction and/or corrective measures in the event insurance regulatory agencies in states where the Company does business determine that the Company's loss ratios either have not reached or will not reach required minimum levels. See "Business--Government Regulation".


     (f)  Future Policy Benefits and Claims Reserves
          ------------------------------------------

     The Company is required to maintain reserves equal to the probable ultimate liability for claims and related claims expenses with respect to all policies in force. Reserves, which are computed by the Company's actuarial consultant, are established for (i) claims which have been reported but not yet paid, (ii) claims which have been incurred but not yet reported and (iii) the discounted present value of all future policy benefits less the discounted present value of expected future premiums. See Note 3 of the Notes to Consolidated Financial Statements.

     The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. The Company compares actual experience with estimates and adjusts its reserves on the basis of such comparisons.

     In addition to reserves for incurred claims, reserves are also established for future policy benefits. The policy reserve represents the discounted present value of future obligations that are likely to arise from the policies that the Company underwrites, less the discounted present value of expected future premiums on such policies. The reserve component is determined using generally accepted actuarial assumptions and methods. However, the adequacy of this reserve rests on the validity of the underlying assumptions that were used to price the Company's products; the more important of these assumptions relate to policy lapses, loss ratios and claim incidence rates.

          The Company's long-term care experience, most of which is based on its nursing home care products, is derived from the Company's twenty years of significant claims experience with respect to this product line, and reserves for these policies are based primarily upon this experience.

          The Company began offering home health care coverage in 1987. Since 1988, there has been a significant increase in the number of home health care policies written by the Company. The Company's claims experience with home health care coverage is more limited than is its nursing home care claims experience, and the Company's claims experience with respect to its Independent Living policy, which it first offered in November 1994, is extremely limited. The Company's claims experience to date with respect to certain of its home health care products has been characterized by a higher than expected number of claims with a longer than expected duration. Management of the Company believes that individuals may be more inclined to utilize home health care than nursing home care, which is generally a last resort to be considered only after all other possibilities have been explored. Accordingly, management believes that there is a greater potential for volatility in claims experience in its home health care insurance than exists with respect to nursing home care insurance. The Company's actuarial consultant utilizes both the Company's experience and other industry-wide data in the computation of reserves for the home health care product line.

          In addition, more recent long-term care products, developed as a result of regulation or market conditions, may incorporate more benefits with fewer limitations or restrictions. For instance, OBRA '90 required that Medicare supplement policies provide for guaranteed renewability and waivers of pre-existing condition coverage limitations under certain circumstances. In addition, the NAIC has recently adopted model long-term care policy language providing nonforfeiture benefits and has proposed a rate stabilization standard for long-term care policies, either or both of which may be adopted by the states in which the Company writes policies. See "Government Regulation." The fluidity in market and regulatory forces might limit the Company's ability to rely on historical claims experience for the development of new premium rates and reserve allocations.

          The Company employs full-time actuarial support and utilizes the services of actuarial consultants (the "Actuaries"), to price insurance products and establish reserves with respect to those products. Additionally, the actuaries assist the Company in improving the documentation of its reserve methodology, a process which has resulted in certain adjustments to the Company's reserve levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview." Although management believes that the Company's reserves are adequate to cover all policy liabilities, there can be no assurance that reserves are adequate or that future claims experience will be similar to, or accurately predicted by, the Company's past or current claims experience.


          (g) Reinsurance
              -----------

          As is common in the insurance industry, the Company purchases reinsurance to increase the number and size of the policies it may underwrite. Reinsurance is purchased by insurance companies to insure their liability under policies written to their insureds. By transferring, or ceding, certain amounts of premium (and the risk associated with that premium) to reinsurers, the Company can limit its exposure to risk. The Company currently reinsures any life insurance policy to the extent the risk on that policy exceeds $30,000. The Company currently reinsures its ordinary life policies through Reassurance Company of Hannover (A.M. Best rating A-). The Company also has reinsurance agreements with Life Insurance Company of North America (A.M. Best rating A+) and Transamerica Occidental Life Insurance Company (A.M. Best rating A+) to reinsure term life policies whose risk exceeds $15,000, and with Employers Reassurance Corporation (A.M. Best rating A+) to reinsure credit life policies whose risk exceeds $15,000.

          PTLIC and Network America have entered into a reinsurance agreement, effective in January 1994, to cede 100% of certain life, accident and health and Medicare supplement insurance policies issued by PTLIC and Network America to Life and Health Insurance Company of America ("Life and Health") (A.M. Best rating C++), a third party insurer. This arrangement, known as a "fronting" arrangement, is used when one insurer wishes to take advantage of another insurer's ability to procure and issue policies. The fronting company remains liable to the policyholder, even though all of its risk is reinsured. Because of Life and Health's A.M. Best rating, the Insurers have structured their agreement with Life and Health to require maintenance of securities in escrow for the Insurers in an amount at least equal to their statutory reserve credit. The value of these escrowed securities, which consist of U.S. government bonds, exceeded the Insurers' related statutory and GAAP reserve credits as of December 31, 1995, which were approximately $662,000. The policies subject to this fronting arrangement are being marketed in thirteen states to federal employees. Premium ceded under this agreement totalled $984,600 and $943,500 in 1994 and 1995, respectively.

          In January 1991, Network America entered into another fronting agreement under which Network America ceded 100% of certain whole life and deferred annuity policies to Provident Indemnity Life

Insurance Company ("Provident Indemnity"), a third party insurer. Provident Indemnity has been assigned an A.M. Best rating of NA-9 (Company Request) which, according to A.M. Best, is assigned to companies eligible for letter ratings but which request that their letter ratings not be published because they disagree with the A.M. Best rating. As a result, Network America has structured its agreement with Provident Indemnity to require maintenance of securities in escrow for Network America in an amount at least equal to its statutory reserve credit. The value of these escrowed securities, which consist of U.S. government bonds, exceeded Network America's related statutory reserve credit as of December 31, 1995 of approximately $3,469,000, but was less than Network America's GAAP reserve credit as of December 31, 1995, which was approximately $4,400,000. The policies which are subject to this fronting agreement are intended for the funeral arrangement or "pre-need" market, and are being underwritten in 24 states (with the largest markets in California and Michigan). Total ceded life insurance in force approximated $8,018,000 and $14,169,000 at December 31, 1994 and 1995, respectively.

          Effective in October 1994, the Insurers entered into reinsurance agreements with Cologne Life Reinsurance Company (A.M. Best rating A+) with respect to their home health care policies with benefit periods exceeding 36 months. Under these reinsurance agreements, the Insurers are responsible for payment of claims during the first 36 months of the benefit period, and the reinsurer will reimburse the Insurers for 100% of all claims paid after such 36 month period. Total reserve credits taken related to this agreement as of December 31, 1995 were approximately $391,000.

          In May 1991, Network America acquired a block of long-term care business under an assumption reinsurance agreement with Providentmutual Life and Annuity Company of America (formerly known as Washington Square Life Insurance Company), an unaffiliated insurance company. Network America assumed the obligations as insurer for all policies in force as of that date. Network America received cash totalling $1,512,300, net of $513,500 as consideration for the sale. Under this agreement, Network America assumed a reinsurance treaty under which 66% of the premiums assumed are, in turn, ceded by Network America to a third party reinsurer. The total accident and health premiums ceded under this treaty amounted to $1,345,488 in 1993, $1,287,502 in 1994 and $1,174,792 in
1995.

          On December 28, 1990, Network America entered into a reinsurance agreement with Midland Mutual Life Insurance Company (A.M. Best rating A-) under which Network America acquired approximately 3,100 nursing home policies in 22 states with an annualized premium of approximately $3,000,000. The Company recognized $2,102,491 of premium related to this acquisition in 1993, $1,886,790 in 1994 and $1,768,467 in 1995.

          In the event a reinsurance company becomes insolvent or otherwise fails to honor its obligations to the Company under any of its reinsurance agreements, the Company would remain fully liable to the policyholder.

          For a discussion of the amounts reinsured by the Company, see Note 10 of the Notes to Consolidated Financial Statements. For a discussion of A.M. Best ratings, see "A. M. Best Ratings."

          (h) Investments
              -----------

          The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. Investments are managed by James M. Davidson & Company of Wayne, Pennsylvania. Over the past five years, the Company has been able to meet its liabilities through operations and has not had to utilize any of its investment assets.

          The following table shows the composition of the debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 1995.

                                              December 31, 1995
                                              -----------------
Rating (1)
                                            Amount          Percent
                                            -------------     -----
                                            (in thousands)

U.S. Treasury and U.S. Agency securities         $107,161      75.3%
Aaa or AAA                                         12,866       9.0%
Aa or AA                                           17,626      12.4%
A                                                   4,590       3.3%
                                                 --------     ------
     Total                                       $142,243     100.0%
                                                 ========     ======

___________

(1) Ratings assigned by Moody's Investors Services, Inc. or Standard and Poor's Corporation.

     As of December 31, 1995, over 98.1% of the Company's total investments were fixed income debt securities, 75.3% of which were securities of the United States Government (or its agencies or instrumentalities). The balance of the Company's investment portfolio consisted principally of publicly traded equity securities. As of December 31, 1995, all of the Company's bond investment portfolio consisted of investment grade securities, with 100% rated "A" or better by either Moody's Debt Rating Service or Standard and Poor's Corporation. The Company's investment policy is to purchase only U.S. Treasury securities, U.S. agency securities and investment-grade municipal and corporate securities primarily with an "A" or higher rating with the highest yield to maturity available, and to have 7% to 10% of the Company's bond investment portfolio mature each year. The Company generally buys investments maturing within two to twelve years of the date of the purchase. At December 31, 1995, the average maturity of the Company's bond investment portfolio was 6.4 years and the Company's investment portfolio contained no collateralized mortgage obligations or investments in real estate. The Company has historically limited its investments in equity securities. In 1995, the Company expanded its common stock investments slightly to approximately 2.0% of its total investments. The Company intends to limit
its common stock investments to 5.0% of its total investments.   For additional
information regarding the Company's investments, see Note 2 of the Notes to Consolidated Financial Statements.

     The following table sets forth for the periods indicated certain information concerning investment income.


Investment Portfolio                           1993      1994      1995
                                               ----      ----      ----
                                                Year Ended December 31,
                                                -----------------------
                                             (Dollar amounts in thousands)
Average balance of investments, cash and
   cash equivalents during the period (1)    $73,420   $91,823   $125,524
Net investment income                          4,979     5,946      8,103
Average yield on investments                     6.8%      6.5%       6.5%

___________

(1) Valued at amortized costs except for common stock which is carried at market value.

          (i)  Selected Financial Information:  Statutory Basis
               ------------------------------------------------

          The following table shows certain ratios derived from the Company's insurance regulatory filings with respect to the Company's accident and health policies presented in accordance with accounting principles prescribed or permitted by insurance regulatory authorities ("SAP"), which differ from the presentation under Generally Accepted Accounting Principles ("GAAP") and which also differ from the presentation under SAP for purposes of demonstrating compliance with statutorily mandated loss ratios. See Item 1, "Business-- Government Regulation".

                    Year ended December 31,
                    -----------------------

                      1993    1994    1995
                      ----    ----    ----
Loss ratio (1)        51.0%   59.0%   56.1%
Expense ratio (2)     50.7    46.9    50.4
                     -----   -----   -----
Combined loss and
  expense ratio      101.7   105.9   106.5
Persistency (3)       70.0    75.4    77.4

_______________

(1) Loss ratio is defined as incurred claims and increases in policy reserves divided by earned premiums.

(2) Expense ratio is defined as commissions and expenses incurred divided by earned premiums.

(3) Persistency represents the percentage of premiums renewed, which the Company calculates by dividing the total annual premiums at the end of each year (less first year business for that year) by the total annual premiums in force for the prior year. For purposes of this calculation, a decrease in total annual premiums in force at the end of any year would be a result of non-renewal policies, including those policies that have terminated by reason of death, lapse due to nonpayment of premiums, and/or conversion to other policies offered by the Company.

     The Company's loss ratio rose in 1994 and continued to rise in 1995 from the prior year's level due in part to a mandated change in reserving method wherein underwriters of long-term care products were required by the Pennsylvania Insurance Department, commencing in October 1994, to use the one-year preliminary term reserve method, instead of the two-year preliminary term method previously permitted. This change had the effect of requiring companies to establish a full annual reserve for a policy commencing at the end of the first policy year, instead of at the end of the second policy year. The increase in the persistency rate in 1995 and 1994, signifying a greater percentage of policy renewals, also caused the loss ratio to increase. This is due to the fact that as policies age, the reserves associated with such policies must be increased.

     Under SAP, costs associated with sales of new policies must be charged to earnings as incurred. Because these costs, together with required reserves, generally exceed first year premiums, statutory surplus may be reduced during periods of increasing first year sales. Through November 1994, the Company was able to expand its business from accumulation of statutory retained earnings and from proceeds received from the Company's Common Stock offering completed in December, 1989. In December 1994, PTLIC's capital position was strengthened by a $4,000,000 contribution from the

Company. The capital position of the Insurers was improved further by the contribution of $14,000,000 of the net proceeds of the recent public offering to the capital and surplus of the Insurers during the third quarter of 1995.

     Mandated loss ratios are calculated in a manner which provides adequate reserving for the long-term care insurance risks, using statutory lapse rates and certain assumed interest rates. The statutorily assumed interest rates differ from those used in developing reserves under GAAP. For this reason, statutory loss ratios differ from loss ratios reported under GAAP. Mandatory statutory loss ratios also differ from loss ratios reported on a current basis under SAP for purposes of the Company's annual and quarterly state insurance filings. The states in which the Company is licensed have the authority to change these minimum ratios and to change the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. The Company is unable to predict the impact of (i) the imposition of any changes in the mandatory statutory loss ratios for individual or group long-term care policies to which the Company may become subject, (ii) any changes in the minimum loss ratios for individual or group long-term care or Medicare supplement policies, or (iii) any change in the manner in which these minimums are computed or enforced in the future. The Company has not been informed by any state that it does not meet mandated minimums, and the Company believes it is in compliance with all such minimum ratios. In the event the Company is not in compliance with minimum statutory loss ratios mandated by regulatory authorities with respect to certain policies, the Company may be required to reduce or refund its premiums on such policies.

          (j)  A.M. Best's Rating
               ------------------

          PTLIC and NALIC received a rating of "B+" in A.M. Best's Insurance Reports Life/Health 1995, Edition. A.M. Best's ratings are based on a comparative analysis of the financial condition and operating performance for the prior year of the companies rated, as determined by their publicly available reports. A.M. Best's classifications are A++ and A+ (superior), A and A- (excellent), B++ and B+ (very good), B and B- (good), C++ and C+ (fair), and C and C- (marginal), D (below minimum standards), E (under state supervision) and F (in liquidation). A.M. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors.



          (k)  Competition
               -----------

     The Company operates in a highly competitive industry. Many of its competitors have considerably greater financial resources and higher ratings from A.M. Best than the Company. A large number of insurance companies are licensed to sell accident and health insurance, including substantially all of the major companies selling life insurance. Many of these companies sell a significant volume of accident and health insurance (either comprehensive policies, supplemental policies or both).

     In addition to the multiple-line companies which sell accident and health insurance as a relatively minor portion of their business, there are many insurers concentrating in the accident and health field. Many of these insurers offer policies generally similar to those of the Company, in some cases through similar marketing techniques. Some accident and health insurers concentrate primarily on policies which provide comprehensive basic health benefits. By contrast, the Company's policies generally provide benefits of fixed dollar amounts for periods of nursing home confinement and for home health care services. The Company also competes with voluntary and cooperative plans which pay hospitalization and medical expenses. In addition, the Company faces competition from various health maintenance organizations which offer individual Medicare supplement coverage to persons eligible to receive Medicare.

     Furthermore, in recent years, the number of companies offering products comparable to those of the Company has substantially increased and many private insurance carriers and members of the Blue Cross/Blue Shield Association have introduced or are expected to introduce comparable products. In addition, long-term care policies are offered by some of these competitors at rates, including group rates, which are lower than those offered by the Company.

          (l)  Government Regulation
               ---------------------

     Insurance companies are subject to supervision and regulation in all states in which they transact business. The Company is registered and approved as a holding company under the Pennsylvania Insurance Code. PTLIC and Network America are chartered and licensed in Pennsylvania as stock life insurance companies. On a combined basis with its direct and indirect insurance subsidiaries, the Company is currently licensed in all states except Kansas, Maine, Massachusetts, New Jersey, New York and West Virginia.

     The extent of regulation of insurance companies varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Although many states' insurance laws and regulations are based on models developed by the NAIC and are therefore similar, variations among the laws and regulations of different states are common.

     The NAIC is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues which can be used as guidelines for individual states in adopting or enacting insurance legislation. While the NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding on insurance companies unless adopted by the state, and variations from the model laws within the states is common. Indications that the Company or the Insurers meet or exceed NAIC standards do not necessarily mean that the Company or the Insurers have complied with applicable regulations in all states.

     The Pennsylvania Department of Insurance (the "Department"), and insurance regulatory authorities in other jurisdictions, have broad administrative and enforcement powers relating to the granting, suspending and revoking of licenses to transact insurance business, the licensing of agents, the regulation of premium rates and trade practices, the content of advertising material, the form and content of insurance policies and financial statements and the nature of permitted investments. In addition, regulators have the power to require insurance companies to maintain certain deposits, capital, surplus and reserve levels calculated in accordance with prescribed statutory standards. The primary purpose of such supervision and regulation is the protection of policyholders, not shareholders.

     The Company also is subject to the insurance holding company laws of the other states in which it is licensed to do business. These laws generally require insurance holding companies and their subsidiary insurers to register and file certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. Further, states often require prior regulatory approval of changes in control of an insurer and of intercorporate transfers of assets within the holding company structure. The purchase of more than 10% of the outstanding shares of Common Stock by one or more parties acting in concert requires the prior approval of the Department, and may subject such party or parties to the reporting requirements of the insurance laws and regulations of Pennsylvania and to the prior approval and/or reporting requirements of other jurisdictions in which the Company is licensed. In addition, officers, directors and 10% shareholders of insurance companies, such as the Insurers, are subject to the reporting requirements of the insurance laws and regulations of Pennsylvania and may be subject to the prior approval and/or reporting requirements of other jurisdictions in which the Company is licensed.

     Under Pennsylvania law, lending institutions, public utilities, bank holding companies, savings and loan companies, and their affiliates, subsidiaries, officers and employees may not be licensed or admitted as insurers. If any of the foregoing entities or individuals (or any such entity and its affiliates, subsidiaries, officers and employees in the aggregate) acquires 5% or more of the outstanding shares of Common Stock, such party may be deemed to be an affiliate, in which event the Company's Certificate of Authority to do business in Pennsylvania may be revoked upon a determination by the Department that such party exercises effective control over the Company.

     State insurance regulators typically have the power to inspect and examine insurers, in order to ensure that insurers are adhering to all regulatory requirements. During 1995 the Department completed its examination of both
Insurers for the five year period ended December 31, 1994.   Both companies were
found to be in compliance with applicable Pennsylvania regulations. PTLIC and/or Network America have been examined from time to time by other state insurance regulators and in each case have been found to be in compliance with applicable
state regulations.    The Company believes that its deposit, capital, surplus
and reserve levels currently meet or exceed all applicable regulatory requirements.

     The Company is also subject to state imposed mandatory annual audits by independent certified public accountants. These audits are conducted by the Company's independent public accounting firm in conjunction with its annual audit of the Company's financial statements.

     In addition to conducting examinations, the Department also conducts separate market conduct examinations. These examinations focus on an insurer's claims practices, policyholder complaints, policy forms, advertising practices and other marketing aspects. The Department completed a market conduct examination of PTLIC in April 1990 and acknowledged that the Company had implemented all recommendations made by the Department to its satisfaction.

     In recent years, there has been considerable legislative and regulatory activity, at both the state and federal levels, with regard to long-term care and Medicare supplement insurance. There is extensive federal and state regulation applicable to the form and content of Medicare supplement policies, including requirements for specified minimum benefits and loss ratios and requirements relating to agent compensation and the sales practices of agents and companies. For example, Pennsylvania, which had previously enacted regulations governing Medicare supplement insurance, recently promulgated regulations governing long-term care insurance. These regulations are effective for policies written on or after February 8, 1995, and impact, affect and/or regulate areas including permissible policy practices and provisions, lapse provisions, required disclosure provisions, post-claims underwriting, minimum standards for home health and community care benefits, inflation protection provisions, application forms and replacement coverage, reporting requirements, reserve standards, loss ratios, filings for out-of-state group policies, marketing standards, agent recommendations, pre-existing condition limitations, coverage outlines, allowable shoppers guides and permitted compensation arrangements.

     Most states mandate minimum benefit standards and loss ratios for long-term care insurance policies and for other accident and health insurance policies. Most states have adopted the NAIC's proposed standard minimum loss ratios of 65% for individual Medicare supplement policies and 75% for group Medicare supplement policies. A significant number of states, including Pennsylvania and Florida, also have adopted the NAIC's proposed minimum loss ratio of 60% for both individual and group long-term care insurance policies. The states in which the Company is licensed have the authority to change these minimum ratios, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced.

     The Department is provided, on an annual basis, with a calculation prepared by the Company's independent consulting actuary regarding compliance with required minimum loss ratios for Medicare supplement and credit policies. This report is made available to all states. Although certain other policies (e.g., nursing home and hospital care policies) also have specific mandated loss ratio standards, at the present there typically are no similar reporting requirements in the states in which the Company does business for such other policies.

     The NAIC has developed new minimum capital and surplus requirements utilizing certain risk-based factors associated with various types of assets, credit, underwriting and other business risks. The Company did not experience any problems meeting these new requirements when they took effect in 1993. As of December 31, 1995, the risk-based capital of PTLIC and Network America were 614% and 440%, respectively, of authorized control level capital.

     In December 1986, the NAIC adopted the Long-Term Care Insurance Model Act (the "Model Act"), which was adopted to promote the availability of long-term care insurance policies, to protect applicants for such insurance and to facilitate flexibility and innovation in the development of long-term care coverage. The Model Act establishes standards for long-term care insurance, including provisions relating to disclosure and performance standards for long-term care insurers, incontestability periods, nonforfeiture benefits, severability, penalties and administrative procedures. Model regulations were also developed by the NAIC to implement the Model Act. As of January 1995, 43 states had adopted the Model Act or substantially similar legislation. Some states have also adopted standards relating to agent compensation for long-term care insurance. In addition, from time to time, the federal government has considered adopting standards for long-term care insurance policies, but has not enacted any such legislation to date.

     States also restrict the dividends the Insurers are permitted to pay. Dividend payments will depend on profits arising from the business of the Insurers, computed according to statutory formulae. In addition, Pennsylvania law requires each Insurer to furnish the Department 30 days advance notice of any planned extraordinary dividend (any dividend paid within any twelve-month period which exceeds the greater of (i) 10% of that Insurer's surplus as shown in its most recent annual statement filed with the Department or (ii) that Insurer's net gain from operations, after policyholder dividends and federal income taxes and before realized gains or losses, shown in such statement) and the Department may refuse to allow that Insurer to pay such dividends.

     OBRA '90 enacted various changes in Medicare reimbursement and set new standards for Medicare supplement insurance policies. Among the changes in reimbursement are (i) an increase in the premium paid by participants under Part B and (ii) an extension until September 30, 1995 of the authority of the Medicare program to use data provided by the Social Security Administration and the Internal Revenue Service to improve collection in Medicare secondary payor cases. Among the new standards for Medicare supplement insurance policies are those requiring (i) guaranteed renewability, (ii) mandatory state reporting on the implementation and enforcement of Medicare supplement policy standards,
(iii) the obtaining of statements by insurers from purchasers as to whether they are already covered by another Medicare supplement policy or by Medicaid and
(iv) a waiver of pre-existing condition coverage limitations for policies that replace existing policies.

     During 1993, the NAIC adopted model language that requires long-term care policies to include a nonforfeiture benefit. The mandated inclusion of a nonforfeiture benefit is intended to protect policyholders against the lapse (or cancellation) of policies without some value returning to the policyholder. During 1994, the NAIC adopted a standard calling for "rate stabilization" of long-term care policies. Some states, such as Florida, have adopted regulations which require long-term care policies to include nonforfeiture provisions. Other states, such as California, have adopted regulations which require long-term care policies to include provisions allowing insureds to obtain protection against the effects of inflation. Adoption of nonforfeiture benefits would increase the price of long-term care policies, while rate stabilization provisions limit the Company's ability to adjust to adverse loss experiences.

     From time to time, the federal government has considered adopting a national health insurance program. Although it does not appear that the federal government will enact an omnibus health care reform law in the near future, the passage of such a program could have a material impact upon the Company's operations. In addition, legislation currently pending in Congress could impact the Company's business. Among the proposals are the implementation of certain minimum consumer protection standards for inclusion in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. These proposals would also prohibit "high pressure" sales tactics in connection with long-term care insurance and would guarantee consumers access to information regarding insurers, including lapse and replacement rates for policies and the percentage of claims denied. Other pending legislation would permit premiums paid for long-term care insurance to be treated as deductible medical expenses, with the amount of the deduction increasing with the age of the taxpayer. As with any pending legislation, it is possible that any laws finally enacted will be substantially different than the current proposals. Accordingly, the Company is unable to predict the impact of any such legislation on its business and operations.

          (m)  Employees
               ---------

          As of December 31, 1995, the Company had approximately   174 full-time
employees (not including independent agents), 128 of whom are employed in the Company's home office. Of those employees in the Company's home office, 29 are employed in various administrative services, 19 in sales, 27 in underwriting, 16 in accounting, 7 in compliance, 12 in claims, 14 in an executive capacity, and 4 in systems. The Company had approximately 31 full-time employees employed in the Florida field office as of December 31, 1995. Of the Florida employees, 21 are employed in underwriting and administrative services and 10 are employed in marketing. The Company has 15 employees in its California office. The Company is not a party to any collective bargaining agreements and believes that its relationship with its employees is good.


Item 2.   Properties
------    ----------

          The Company's main offices occupy approximately 25,500 square feet of office space in a 40,000 square foot building located in Allentown, Pennsylvania which the Company acquired in September 1988 and which is subject to a mortgage in the amount of $2,060,069. The Company currently leases out approximately 10,500 square feet of this building to third parties. The Company also rents approximately 5,516 square feet of office space in Sarasota, Florida, and 1,000 square feet of office space in Stockton, California, which are used as field offices.

          The Company owns a 2.42 acre parcel of land located across the street from its home office held as a possible site for future expansion or relocation of its home office. The Company has received the zoning and other approvals necessary to develop this property.

Item 3.   Legal Proceedings
------    -----------------

          The Insurers are parties to various lawsuits generally arising in the normal course of their insurance business. The Company does not believe that the eventual outcome of any suit to which either of the Insurers is currently a party will have a material effect on the financial condition or results of operations of the Company.


Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

          No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1995 to a vote of security holders.

                                    PART II
                                    -------


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
------    ---------------------------------------------------------------------

          The Common Stock of the Company is traded in the over-the-counter market and is included on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol PTAC. The transfer agent and registrar for the Company's Common Stock is Registrar and Transfer Company of Cranford, New Jersey.

          As of March 22, 1996 the Company had 6,990,084 shares of Common Stock outstanding, held by approximately 200 stockholders of record. This latter number was derived from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

          The range of high and low sale prices, as reported by NASDAQ, for the Company's Common Stock for the periods indicated below, is as follows:

                        High    Low
                       ------  ------
1994
     First Quarter     10       8
     Second Quarter     9 7/8   8 5/8
     Third Quarter     10 5/8   9
     Fourth Quarter    11       9 5/8

1995
     First Quarter     12 1/8   9 5/8
     Second Quarter    13      11 3/8
     Third Quarter     14 3/4  11 7/8
     Fourth Quarter    16 1/2  13

          The Company has never paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future. It is the present intention of the Company to retain any future earnings to support the continued growth of the Company's business. Any future payment of dividends by the Company is subject to the discretion of the Board of Directors and is dependent, in part, on any dividends it may receive as the sole shareholder of PTLIC and the Agency, and which PTLIC may in turn receive as the sole shareholder of Network America. The payment of dividends by PTLIC and Network America, respectively, is in turn dependent on a number of factors, including their respective earnings and financial condition, business needs and capital and surplus requirements, and is also subject to certain regulatory restrictions and the effect that such payment would have on their ratings by A.M. Best Company. See Item 1, "Business--A.M. Best's Rating" and Item 1, "Business--Government Regulation".


Item 6.   Selected Financial Data
------    -----------------------

          The following selected consolidated statement of operations data and balance sheet data of the Company as of and for the years ended December 31, 1991, 1992, 1993, 1994 and 1995, have been derived from the Consolidated GAAP Financial Statements of the Company which have been audited by Coopers and Lybrand L.L.P., independent accountants.

                                         Year Ended December 31,
                                         -----------------------
                             1991 (1)   1992 (1)     1993       1994       1995
                             --------   --------     ----       ----       ----
                              (in thousands, except per share data and ratios)
Statement of Operations
 Data:
Revenues:
 Accident and health:
  First year premiums        $ 20,926   $ 22,477   $ 25,836   $ 26,968   $ 36,770
  Renewal premiums             30,654     37,507     43,615     52,237     62,402
 Life:
  First year premiums               1          4        361      2,149      1,701
  Renewal premiums                342        248        169        481      1,494
                             --------   --------   --------   --------   --------
     Total premiums            51,923     60,236     69,981     81,835    102,367

 Investment income, net         3,844      4,398      4,979      5,946      8,103
 Net realized gains
  (losses)                         (5)       173        182          8         46
 Other income                     356        371        321        305        347
                             --------   --------   --------   --------   --------
     Total revenues            56,118     65,178     75,463     88,094    110,863
                             --------   --------   --------   --------   --------

 Benefits and expenses:
  Benefits to policyholders    25,031     34,285     40,829     48,757     64,879
  First year commissions       12,922     14,282     16,722     19,365     26,223
  Renewal commissions           5,946      6,004      7,060      7,866     10,128
  Net acquisition costs
   deferred (2)                (5,663)    (5,832)    (6,640)    (7,643)   (15,303)
  General and
   administrative expense       8,105      8,511      9,350     10,262     12,171
  Interest expense                237        192        184        162        327
                             --------   --------   --------   --------   --------
     Total benefits and
      expenses                 46,578     57,442     67,505     78,769     98,425
                             --------   --------   --------   --------   --------

  Income before federal
   income taxes                 9,540      7,736      7,958      9,325     12,438
  Provision for federal
   income taxes                 2,845      2,436      2,137      2,562      3,609

  Net income                 $  6,695   $  5,300   $  5,821   $  6,763   $  8,829
                             ========   ========   ========   ========   ========

  Net income per share (3)   $   1.42   $   1.12   $   1.24   $   1.45   $   1.53
                             ========   ========   ========   ========   ========

  Weighted average shares
   outstanding (3)              4,705      4,732      4,689      4,669      5,772

 GAAP Ratios:
  Loss ratios                    48.2%      56.9%      58.3%      59.5%      63.4%
  Expense ratio                  41.5       38.4       38.1       36.7       32.8
                             --------   --------   --------   --------   --------
    Total                        89.7%      95.3%      96.4%      96.2%      96.2%

 Selected Statutory Data:
  Net premiums written       $ 52,290   $ 60,385   $ 69,898   $ 81,878   $102,145
  Statutory surplus
   (beginning of
   period)                   $  8,595   $ 10,688   $ 12,301   $ 17,256   $ 21,067
  Ratio of net premiums
   written to
   statutory surplus             6.1x       5.6x       5.7x       4.7x       4.8x
 Balance Sheet Data:
  Total investments          $ 52,515   $ 60,685   $ 77,981   $ 91,490   $144,928
  Total assets                 92,466    115,699    136,948    164,346    237,744
  Total debt                    2,384      2,625      2,516      6,372      2,206
  Total liabilities            51,941     69,327     85,599    108,903    140,637
  Shareholders' equity (4)     40,525     46,070     51,349     55,444     97,107
  Book value per share
   (3)(4)                    $   8.61   $   9.72   $  11.00   $  11.87   $  13.93

________________________

(1) Restated to reflect adoption of Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes," as of   January 1, 1990.  The effect of
adoption is as follows:

                                                   1991       1992
                                                   ----       ----
    Net income (reduction) addition              $180,000  $(116,000)
    Net income per share (reduction) addition    $    .04  $    (.02)

(2) For a discussion of policy acquisition costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(3) Adjusted to give effect to a 50% stock dividend on the Common Stock declared on April 19, 1995, payable to shareholders of record on May 3, 1995 and distributed on May 15, 1995.

(4) The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. The cumulative effect of this adoption was an increase on January 1, 1994 in shareholders' equity of $3,529,000 to reflect the net unrealized gain (net of $1,512,000 in deferred income taxes) on investment securities classified as available for sale. As of December 31, 1994, shareholders' equity was decreased by $2,714,000 due to unrealized losses of $4,112,000 in the Company's investment portfolio. As of December 31, 1995, shareholders' equity was increased by $4,056,000 due to gains of $6,146,000 in the Company's investment portfolio. These increases were caused primarily by decreases in interest rates.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------


     The following table sets forth the components of the Company's condensed statements of operations for the years ended December 31, 1993, 1994 and 1995, expressed as a percentage of total revenues.

                                  Year Ended December 31,
                                  -----------------------

                                    1993    1994    1995
                                   -----   -----   -----
Revenues:
 Accident and health:
 First year premiums                34.2%   30.6%   33.2%
 Renewal premiums                   57.8%   59.3%   56.3%
Life:
 First year premiums                 0.5%    2.4%    1.5%
 Renewal premiums                    0.3%    0.6%    1.3%
Investment income, net               6.6%    6.8%    7.3%
Net realized gains                   0.2%    0.0%    0.1%
Other income                         0.4%    0.3%    0.3%
                                   -----   -----   -----
 Total revenues                    100.0%  100.0%  100.0%
Benefits and expenses:
 Benefits to policyholders          54.1%   55.3%   58.5%
 First year commissions             22.2%   22.0%   23.7%
 Renewal commissions                 9.4%    8.9%    9.1%
 Net acquisition costs deferred     (8.8)   (8.6)  (13.8)
 General and administrative
     expenses                       12.4%   11.6%   11.0%
 Interest expense                    0.2%    0.2%    0.2%
                                   -----   -----   -----
     Total benefits and
     expenses                       89.5%   89.4%   88.7%
                                   -----   -----   -----
 Income before Federal
     income taxes                   10.5%   10.6%   11.3%
 Provision for Federal
     income taxes                    2.8%    2.9%    3.3%
                                   -----   -----   -----
     Net Income                      7.7%    7.7%    8.0%



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Penn Treaty develops and markets insurance products designed for individuals primarily age 65 and over. The Company's principal products are individual fixed, defined benefit accident and health insurance policies covering long-term skilled, intermediate and custodial nursing home care, home health care, hospital care and policies that supplement Medicare benefits. The Company's underwriting practices rely upon the base of experience which it has developed over twenty years of providing nursing home care insurance, as well as upon available industry and actuarial information. During recent years, the Company has expanded its insurance products to include home health care insurance policies, an important segment of the Company's business and of the accident and health insurance industry nationwide. As the home health care market has developed, the Company has encouraged the purchase of both nursing home care and home health care coverage, and has introduced new life insurance products as well, thus providing policyholders with enhanced protection while broadening the Company's policy base. In late 1994, the Company introduced an Independent Living policy which provides coverage over the full term of the policy for services furnished by a homemaker or companion who is not a qualified or licensed care provider. In 1995, long-term nursing home care and home health care policies accounted for approximately 93% of the Company's annualized premiums in force and nearly 87% of its consolidated revenues.

  The Company and the Insurers are subject to the insurance laws and regulations of each state in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. Premiums charged for insurance products must be approved by state regulatory authorities. In addition, the Company and the Insurers are required to establish and maintain reserves with respect to reported and incurred but not reported losses, as well as estimated future benefits payable under the Company's insurance policies. These reserves must, at a minimum, comply with mandated standards.

 The Company's results of operations are affected significantly by the following factors:

  Level of required reserves for policies in force. The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. Claim reserves reflect actual experience through the most recent time period and policy reserves reflect expectations of claims related to a block of business over its entire life. The Company compares actual experience with estimates and adjusts its reserves on the basis of such comparisons. Revisions to reserves are reflected in the Company's results of operations through benefits to policyholders expense.

  Policy premium levels. The Company attempts to set premium levels to ensure profitability, subject to the constraints of competitive market conditions and state regulatory approvals.

  Deferred acquisition costs. In connection with the sale of its insurance policies, the Company defers and amortizes a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses directly related to the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred acquisition costs is determined using the same projected actuarial assumptions used in computing policy reserves. Deferred acquisition costs can be affected by unanticipated termination of policies because, upon such unanticipated termination, the Company is required to expense fully the deferred acquisition costs associated with the terminated policy.

  The number of years a policy has been in effect. Claims costs tend to be higher on policies which have been in force for a longer period of time. As the policy ages, it is more likely that the insured will have need for services covered by the policy. On the other hand, the longer the policy is in effect, the more premium the Company will receive.

  Investment income. The Company's investment portfolio consists primarily of high-grade fixed income securities. Income generated from this portfolio is
largely dependent upon prevailing levels of interest rates.   A small percentage
of the Company's investment portfolio (1.8%) is committed to high quality large capitalization common-stocks.

  Other factors which affect the Company's results of operations are lapsation and persistency, both of which relate to the renewal of insurance policies, and first year compared to renewal premiums. Lapsation is the termination of a policy by nonrenewal and, pursuant to the Company's policy, is automatic if and when premiums become more than 31 days overdue; however, policies may be reinstated, if approved by the Company, within six months after the policy lapses. Conversely, persistency represents the percentage of premiums renewed, which the Company calculates by dividing the total annual premiums at the end of each year (less first year business for that year) by the total annual premiums in force for the prior year. For purposes of this calculation, a decrease in total annual premiums in force at the end of any year would be a result of non-renewal of policies, including those policies that have terminated by reason of death, lapse due to nonpayment of premiums, and/or conversion to other policies offered by the Company. First year premiums are premiums covering the first twelve months a policy is in force. Renewal premiums are premiums covering all subsequent periods.

Quarterly Data

  The unaudited quarterly data for the Company for each quarter of 1994 and 1995 have been derived from unaudited financial statements and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of the Company's future results of operations. The GAAP loss ratio for the fourth quarter of 1994 was 67.9% compared to 56.7% for the first nine months of 1994. The primary cause of this increase was an increase in policy reserves resulting from improved documentation of the Company's reserve system, which was undertaken following the engagement of the new actuarial consultant in the third quarter of 1993. The effect of this increase was partially offset by an increase in deferred acquisition costs in the fourth quarter of 1994, as reflected by an improvement in the expense ratio, due primarily to the increase in new life insurance policies written in 1994 for which deferred acquisition costs were first established in the fourth quarter of 1994.

  The following table presents unaudited quarterly data for the Company for each quarter of 1994 and 1995.

                                                    1994
                             --------------------------------------------------
                                 First        Second       Third       Fourth
                                Quarter       Quarter     Quarter     Quarter
                             -------------  -----------  ----------  ----------
                              (in thousands, except per share data and ratios)
Accident and health
 premiums                       $19,382        $19,505     $19,861     $20,456
Life premiums                       738            594         633         665
                                -------        -------     -------     -------
 Total premiums                  20,120         20,099      20,494      21,121
Investment income, net            1,369          1,434       1,515       1,628
Net realized capital gains
 and losses and
 other income                        88             59          75          91
                                -------        -------     -------     -------
 Total revenues                  21,577         21,592      22,084      22,840
Benefits to policyholders        11,228         11,343      11,856      14,331
Commissions                       6,690          7,080       6,460       7,001
Net acquisition costs
 deferred                        (1,288)        (1,889)     (1,027)     (3,439)
Net income                      $ 1,693        $ 1,700     $ 1,644     $ 1,726
Net income per share            $   .36        $   .37     $   .35     $   .37
                                =======        =======     =======     =======

GAAP loss ratio                    55.8%          56.4%       57.8%       67.9%
GAAP expense ratio                 39.3           38.8        39.3        29.7
                                -------        -------     -------     -------
 Total                             95.1%          95.2%       97.1%       97.6%

                                                      1995
                                ----------------------------------------------
                                  First         Second       Third      Fourth
                                Quarter(1)     Quarter     Quarter     Quarter
                                -------        -------     -------     -------
                               (in thousands, except per share data and ratios)

Accident and health
 premiums                       $22,562         24,895      25,510      26,205
Life Premiums                       846            795         746         808
                                -------        -------     -------     -------
 Total premiums                  23,408         25,690      26,256      27,013
Investment income, net            1,682          1,807       2,177       2,436
Net realized gains and
 other income                        74             71         128         121
                                -------        -------     -------     -------
 Total revenues                  25,164         27,568      28,561      29,570
Benefits to policyholders        14,699         16,412      16,387      17,381
Commissions                       7,400          9,371       9,261      10,319
Net acquisition costs
 deferred                        (2,425)        (4,200)     (3,509)     (5,169)
Net income                      $ 1,842          1,963       2,343       2,681
Net income per share            $   .39        $   .42     $   .35     $   .37
                                =======        =======     =======     =======

GAAP loss ratio                    62.8%          63.9%       62.4%       64.3%
GAAP expense ratio                 33.4           32.5        33.6        31.6
                                -------        -------     -------     -------
 Total                             96.2%          96.4%       96.0%       95.9%

-------------------------

(1) Adjusted to give effect to a 50% stock dividend on the Common Stock declared on April 19, 1995, payable to shareholders of record on May 3, 1995 and distributed on May 15, 1995.


     Years Ended December 31, 1995 and 1994:

     Accident and Health Premiums. First year accident and health premiums earned by the Company in 1995, including long-term care and Medicare supplement, increased 36.3% to $36,769,835, compared to $26,967,973 in 1994.

     First year long-term care premiums earned by the Company in 1995 increased 36.9% to $36,507,436, compared to $26,669,960 in the same period in 1994. This increase was attributable to increased sales of home health care policies, which increased to $14,560,437 in 1995 from $4,771,366 in 1994 and continued strong sales of nursing home care policies, which increased from $21,898,594 in 1994 to $21,946,999 in 1995. These results reflect increasing market demand for the Company's home health care policies relative to its nursing home policies and the Company's marketing focus on its home health care Independent Living policy first introduced in the fourth quarter of 1994. Independent Living policy sales
were $10,643,354 in 1995.   First year Medicare supplement premiums earned by
the Company in 1995 decreased 12.0% to $262,399, compared to $298,013 in 1994. This decrease was due to the Company's continued de-emphasis of its Medicare supplement products because of lower profit margins associated with this line of business.

     Renewal accident and health premiums earned by the Company in 1995, including long-term care and Medicare supplement, increased 19.5% to $62,402,068, compared to $52,236,980 in 1994.

     Renewal long-term care premiums earned by the Company in 1995 increased 21.6% to $59,624,488, compared to $49,054,157 in 1994. This increase reflects renewal of a larger base of in-force policies as well as the effect of rate increases the Company received in various states. The Company believes that this increase also reflects an increase in persistency which increased from
75.4% in 1994 to 77.4% in 1995.   Renewal Medicare supplement premiums earned by
the Company in 1995 decreased 12.7% to $2,777,580, compared to $3,182,823 in 1994, consistent with the Company's de-emphasis in marketing this product discussed above.

     Life Premiums. First year life premiums earned by the Company in 1995 decreased 20.9% to $1,700,549, compared to $2,149,039 in 1994. This change was attributable to record sales of the Company's life insurance products during 1994, particularly in the first quarter of 1994 resulting from the Company's focused marketing efforts in late 1993 and early 1994 related to the introduction of these new products. Since the first quarter of 1994, first year life premiums have been negatively impacted by the Company's utilization of stricter underwriting standards.

     Renewal life premiums earned by the Company in 1995 increased 210.7% to $1,494,153, compared to $480,842 in 1994. This increase was primarily the result of renewal of first year policies written in 1993 and 1994.

     Net Investment Income. Net investment income earned by the Company in 1995 increased 36.3% to $8,102,809, compared to $5,946,034 in 1994. This increase was primarily the result of growth in the Company's investment assets due to continued premium growth during 1995 and proceeds of $22,065,000 from the Company's public offering in July, 1995. Refer to "Liquidity and Capital Resources" for a discussion of the public offering. The average yield on the Company's investments was 6.5% in 1995 compared to 6.5% in 1994.

     Benefits to Policyholders. Accident and health benefits to policyholders in 1995 increased 33.0% to $63,175,068, compared to $47,497,004 in 1994. The
Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 63.7% in 1995, compared to 60.0% in 1994. This increase in loss ratio was due to (i) refinement of actuarial data used to calculate return of premium benefits and (ii) modification of assumptions used to reflect benefit payment frequency. The refinement of actuarial data and modification of assumptions were recommended by the Company's actuarial consultant. Reserves are increased on the anniversary date of the policy.

     Life benefits to policyholders increased to $1,704,207 from $1,260,480 in 1994. The life loss ratio was 53.3% in 1995, compared to 47.9% in 1994. These increases in benefits and the Company's life loss ratio are a result of the sale of the Company's new life insurance products which were introduced in late 1993.

     Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in 1995 increased 100.2% to $15,303,161 compared to $7,642,875 in 1994, consistent with the growth of the Company's business. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is better or worse than the persistency assumed for reserving purposes. The Company believes that amortization decreased in 1995 relative to 1994 as a result of better persistency.

     General and Administrative Expenses. General and administrative expenses increased 18.6% to $12,170,913, compared to $10,262,410 in 1994. This increase was due to increases in marketing and underwriting costs associated with the introduction of a new product and increased sales. The ratio of general and administrative expenses to total revenues was 11.0% in 1995 compared to 11.6% in 1994, due to the Company's ability to control these expenses.

     First Year Commissions. First year commissions on accident and health business increased 40.7% to $24,897,878, compared to $17,694,410 in 1994. The ratio of first year accident and health commissions to first year accident and health premiums was 67.7% in 1995 compared to 65.6% in 1994. The increase in the ratio is a result of a decrease in the average age of the insured covered by new business, which results in a higher agent commission.

     First year commissions on life business decreased to $1,325,521, compared to $1,670,785 in 1994, corresponding to a decrease in first year life premiums. The ratio of first year life commissions to first year life premiums was 78.0% in 1995 compared to 77.8% in 1994, reflecting a commission structure which varies with the premium payment terms of policies.

     Renewal Commissions. Renewal commissions on accident and health business increased 27.1% to $9,964,110, compared to $7,840,877 in 1994, consistent with the increase in renewal premium discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 16.0% in 1995 compared to 15.0% in 1994. This ratio fluctuates in relation to the age of the policies in-force and the rates of commissions paid to agents.

     Provision for Federal Income Taxes. The provision for federal income taxes recorded by the Company in 1995 increased 40.9% to $3,609,000, compared to $2,562,000 in 1994. The effective tax rate increased to 29.0% in 1995 from 27.5% in 1994. The Company's effective tax rate was below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds.

     Years Ended December 31, 1994 and 1993:

     Accident and Health Premiums. First year accident and health premiums earned by the Company in 1994, including long-term care and Medicare supplement, increased 4.4% to $26,967,973, compared to $25,836,521 in 1993.

     First year long-term care premiums earned by the Company in 1994 increased 5.3% to $26,669,960, compared to $25,328,748 in 1993. This increase reflects growth in new business in California and other states. The Company believes that new business growth was moderated, in part, by consumer concerns regarding the proposed federal health care legislation. First year Medicare supplement premiums earned by the Company in 1994 decreased 41.3% to $298,013, compared to $507,773 in 1993. This decrease was due to the Company's gradual de-emphasis of its Medicare supplement products because of lower profit margins associated with this line of business.

     Renewal accident and health premiums earned by the Company in 1994, including long-term care and Medicare supplement, increased 19.8% to $52,236,980, compared to $43,614,746 in 1993.

     Renewal long-term care premiums earned by the Company in 1994 increased 22.3% to $49,054,157, compared to $40,095,519 in 1993. This reflects increases in premiums from policies written in previous years which were enhanced by an improvement in persistency from 70.0% in 1993 to 75.4% in 1994 and, to a lesser extent, the effect of rate increases the Company received in various states. Renewal medicare supplement premiums earned by the Company in 1994 decreased 9.6% to $3,182,823, compared to $3,519,227 in 1993, consistent with the Company's de-emphasis in marketing this product discussed above.

     Life Premiums. First year life premiums earned by the Company in 1994 increased to $2,149,039, compared to $360,601 in 1993. This increase was the result of sales for the first full year of the Company's new life insurance products introduced in August 1993. Sales were enhanced during 1994 as additional states granted regulatory approvals of these new products.

     Renewal life premiums earned by the Company in 1994 increased 183.7% to $480,842, compared to $169,486 in 1993. This increase was the result of the increase in life premiums from policies introduced in 1993.

     Net Investment Income. Net investment income earned by the Company in 1994 increased 19.4% to $5,946,034, compared to $4,979,068 in 1993. This increase was primarily the result of growth in the Company's investment assets due to continued premium growth during 1994. The average yield on the Company's investments was 6.5% in 1994 compared to 6.8% in 1993.

     Benefits to Policyholders. Accident and health benefits to policyholders in 1994 increased 17.2% to $47,497,004, compared to $40,535,046 in 1993, consistent with the growth in business. The Company's accident and health loss ratio was 60.0% in 1994 compared to 58.4% in 1993. This increase was due to (i) refinement of actuarial data used to reflect policy benefit terms and (ii) the increase in claim reserves inherent in the Company's business as it matures, offset in part by a corresponding decrease in policy reserves. There are timing differences between these components of the loss ratio, as the claim reserve reflects actual experience through the most recent quarter, while the policy reserve reflects expectations regarding the block of business over its entire life.

     Life benefits to policyholders increased to $1,260,480 from $293,621 in 1993. The life loss ratio was 47.9% in 1994, compared to 55.4% in 1993. The increase in benefits was due to increased sales of the new life products discussed above. The life loss ratio decreased as a result of a change in the life insurance product mix, reflecting the introduction of new life products discussed above.

     Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in 1994 increased 15.1% to $7,642,875 compared to $6,639,551 in 1993,
consistent with the growth of the Company's business.   This deferral is net of
amortization, which decreases or increases as the Company's actual persistency is better or worse than the persistency assumed for reserving purposes.

     General and Administrative Expenses. General and administrative expenses increased 9.8% to $10,262,410, compared to $9,349,746 in 1993. This increase was due to increases in personnel and underwriting costs as a result of increases in new business and utilization of stricter underwriting standards. The ratio of general and administrative expenses to total revenues was 11.6 % in 1994 compared to 12.4% in 1993, due to the Company's ability to control these expenses.

     First Year Commissions. First year commissions on accident and health business increased 7.7% to $17,694,410, compared to $16,433,432 in 1993. The ratio of first year accident and health commissions to first year accident and health premiums was 65.6% in 1994 compared to 63.6% in 1993. This increase is a result of a decrease in the average age of the insured covered by new business, which results in a higher agent commission.

     First year commissions on life business increased to $1,670,785, compared to $288,038 in 1993. The ratio of first year life commissions to first year life premiums was 77.8% in 1994 compared to 80.0% in 1993, reflecting a commission structure which varies with the premium payment terms of policies. The increase in commissions paid is consistent with the growth of life premiums.

     Renewal Commissions. Renewal commissions on accident and health business increased 11.1% to $7,840,877, compared to $7,057,477 in 1993. The increases in commissions are consistent with the growth of the business in previous years. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.0% in 1994 compared to 16.0% in 1993. This ratio decrease reflects lapsation of older policies which paid a higher renewal commission rate, and premium rate increases which do not require additional commissions.

     Provision for Federal Income Taxes. The provision for federal income taxes recorded by the Company in 1994 increased 19.9% to $2,562,000, compared to $2,137,000 in 1993. The effective tax rate increased to 27.5% in 1994 from 26.9% in 1993. The Company's effective tax rate was below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds.


              Changes in Accounting Principles.    In the first quarter of 1993
              --------------------------------
the Company retroactively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset and liability method provided for by SFAS 109, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates.

          In 1993, the Company adopted Statement of Financial Accounting Standards No. 113 (SFAS No. 113), "Accounting and Reporting of Short-Duration and Long-Duration Contracts." This Statement established the conditions a reinsurance contract must meet in order to be accounted for as such. In addition, it eliminates the industry practice of reporting financial statement items, net of the effects of reinsurance. SFAS 113 did not impact the Company's results of operations, other than the financial statement presentation.

          In May 1993, the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Refer to "Liquidity and Capital Resources" for discussion of adoption.

          New Accounting Principles.  In October 1995, Statement of Financial
          --------------------------
Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," was issued. SFAS No. 123, which is effective January 1, 1996, provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and the Company's stock. The accounting under SFAS No. 123 differs from the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." The Financial Accounting Standards Board encourages entities to adopt the fair value based method, but does not require the adoption of this method. For those entities that continue to apply APB 25, pro forma disclosure of the effects, if adopted, of SFAS No. 123 on net income and earnings per share would be required in the 1996 financial statements. The Company will continue to apply APB No. 25 and, therefore, there will be no impact on the financial position and results of operation.


          Impact of Increases in Cost of Medical Care.  Increases in the cost of
          -------------------------------------------
medical care tend to increase the need for insurance. Many policyholders who once had adequate insurance coverage increased their insurance coverage to provide the same relative financial benefit and protection. The increases in medical costs lead to accident and health policies requiring higher benefits and an increased need for the products. Consequently, the Company offers riders to its insurance policies which provide for increases in policyholder benefits each year in the amount of 5% compounded annually on the anniversary date of the policy for 20 years or to age 85, whichever occurs first, or for the lifetime of the policyholder, as is mandated in certain states.

          The adequacy of premium rates in relation to the level of health claims is constantly monitored by the Company and, where appropriate, premium rates on such policies are increased as policy benefits increase. Failure to make such increases commensurate with health care cost increases may result in a loss from health insurance operations.

          Liquidity and Capital Resources.  The Company's consolidated liquidity
          -------------------------------
requirements have historically been created and met from the operations of the Insurers. The Company's primary sources of cash are premiums and investment income. The primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

          The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. At December 31, 1995, the average maturity of the Company's bond portfolio was 6.4 years, and its market value exceeded cost by 4.1% or $5,642,566. At December 31, 1994, the average maturity of the Company's portfolios was 6.9 years and its market value was below cost by 4.4% or approximately $4,165,000. The Company's equity portfolio exceeded costs by $503,083 or 23.9% in 1995 and $52,780 or 6.0% in 1994.

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

          On January 1, 1994, the Company adopted SFAS 115. The cumulative effect of adoption of SFAS 115 was an increase in shareholders' equity of $3,528,512, net of taxes, for unrealized gains of $5,040,731 in the investment securities available for sale portfolio. During the year ended December 31, 1994, the Company experienced a decrease in unrealized gains of $9,205,393. As of December 31, 1995, shareholders' equity was increased by $4,055,788 due to unrealized gains of $6,145,649 in the investment portfolio. As of December 31, 1994 shareholders' equity was decreased by $2,713,842 due to unrealized losses of $4,111,882 in the investment portfolio.

          The capital position of the Insurers was improved by the contribution of $14,000,000 of the net proceeds of the recent public offering to the capital and surplus of the Insurers during the third quarter of 1995. During 1994, the Company contributed $4,000,000 in cash to PTLIC. During 1993, the Company contributed $2,000,000 in bonds to the Insurers. The Company believes that the Insurers' capital and surplus presently meets or exceeds the requirements in all jurisdictions in which they each are licensed.

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

          The long-term care insurance industry is a subject of pending legislation in Congress which, in its present form, provides for a number of modifications of existing law, including the tax deductibility of long-term care insurance premiums and the implementation of minimum consumer protection standards to be included in all long-term care insurance policies. See "Government Regulation." There can be no assurance that such legislation will be enacted or, if enacted, that the current proposals will be included.

          The Company regularly evaluates potential acquisition opportunities and often makes preliminary inquiries to determine whether potential acquisition candidates might by interested in being acquired by the Company. The Company periodically enters into negotiations with respect to such potential acquisition opportunities. On March 15, 1996, the Company signed an agreement with Health Insurance of Vermont, Inc. ("HIVT") providing that the Company will acquire HIVT by means of a statutory merger with a subsidiary of the Company. Completion of the merger is subject to approval of regulatory authorities, and to certain other conditions. HIVT is licensed to conduct business in 46 states, including New Jersey, West Virginia, Kansas, Maine and Massachusetts. Upon completion of the merger the Company would be licensed in all states with the exception of New York. The Company currently has a license application pending in New York.

          In the event the Company (i) fails to maintain minimum loss ratios calculated in accordance with statutory guidelines, (ii) fails to meet other requirements mandated and enforced by regulatory authorities, (iii) has adverse claim experience in the future, (iv) is unable to obtain additional financing to support future growth, or (v) the economy continues to effect the buying power of senior citizens, the Company's results of operations, liquidity and capital resources could be adversely affected.


Item 8.   Financial Statements and Supplementary Data
------    -------------------------------------------

                PENN TREATY AMERICAN CORPORATION
                        AND SUBSIDIARIES

                      REPORT ON AUDITS OF
               CONSOLIDATED FINANCIAL STATEMENTS
              as of December 31, 1995 and 1994 and
                      for the years ended
                December 31, 1995, 1994 and 1993

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                             Pages
                                                             -----

Report of Independent Accountants                               2


Financial Statements:
  Consolidated Balance Sheets at December 31,
      1995 and 1994                                             3

  Consolidated Statements of Operations for the
      years ended December 31, 1995, 1994 and 1993              4

  Consolidated Statements of Changes in Shareholders'
      Equity for the years ended December 31, 1995,
      1994 and 1993                                             5

  Consolidated Statements of Cash Flows for the
      years ended December 31, 1995, 1994 and 1993              6

  Notes to Consolidated Financial Statements                  7 - 24

                       Report of Independent Accountants



To the Board of Directors of
     Penn Treaty American Corporation
Allentown, Pennsylvania

We have audited the accompanying consolidated balance sheets of Penn Treaty American Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn Treaty American Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investments in 1994.


/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 6, 1996

                     PENN TREATY AMERICAN CORPORATION AND
                                 SUBSIDIARIES

                          Consolidated Balance Sheets
                       as of December 31, 1995 and 1994

                        ASSETS                                          1995                  1994
                                                                        ----                  ----
Investments:
  Bonds, available for sale at market (amortized cost
   $136,600,775 and $94,660,452, respectively)                     $ 142,243,341         $  90,495,790

  Equity securities at market value (cost $2,102,529 and
   $880,507, respectively)                                             2,605,612               933,287

  Policy loans                                                            79,404                61,315
                                                                   -------------         -------------
         Total investments                                           144,928,357            91,490,392

Cash and cash equivalents                                              8,661,061             7,226,769

Property and equipment, at cost, less accumulated
   depreciation of $1,854,065 and $1,752,474, respectively             5,740,353             4,874,132

Unamortized deferred policy acquisition costs                         63,133,759            47,830,598

Receivables from agents, less allowance for uncollectible
   amounts of $231,226 for 1995 and 1994                               1,275,481             1,148,564

Accrued investment income                                              2,436,435             1,627,734
Cost in excess of fair value of net assets acquired, less accumulated
   amortization of $231,826 and $196,066, respectively                 1,197,574             1,233,334
Receivable from reinsurers                                             7,730,828             6,525,247
Federal income tax refundable                                             -                    481,799
Other assets                                                           2,420,422             1,907,822
                                                                   -------------         -------------
         Total assets                                              $ 237,744,270         $ 164,346,391
                                                                   =============         =============


               LIABILITIES                                              1995                  1994
                                                                        ----                  ----
Policy reserves:
  Accident and health                                              $  62,007,433         $  43,140,978
  Life and annuity                                                     7,116,848             5,861,581
Unearned premium reserves                                                 26,503                52,336
Policy and contract claims                                            50,206,608            41,344,428
Accounts payable and other liabilities                                 2,681,499             2,138,290
Mortgage and other debt                                                2,206,117             6,372,209
Federal income taxes payable                                             183,249                 -
Deferred income taxes                                                 16,208,959             9,993,026
                                                                   -------------         -------------
         Total liabilities                                           140,637,216           108,902,850
                                                                   -------------         -------------
Commitments and contingencies (Note 9)

                  SHAREHOLDERS' EQUITY*

Preferred stock, par value $1.00; 5,000,000 shares
   authorized, none outstanding                                            -                     -
Common stock, par value $.10; 10,000,000 shares authorized,
   7,576,913 and 5,276,913 shares issued, respectively                   757,691               527,691
Additional paid-in capital                                            41,146,594            15,311,594
Unrealized appreciation (depreciation), net of deferred taxes          4,055,788            (2,713,842)
Retained earnings                                                     52,852,855            44,023,972
                                                                   -------------         -------------
                                                                      98,612,928            57,149,415

Less 605,629 of common shares held in treasury, at cost               (1,705,874)           (1,705,874)
                                                                   -------------         -------------
                                                                      97,107,054            55,443,541
                                                                   -------------         -------------
         Total liabilities and shareholders' equity                $ 237,744,270         $ 164,346,391
                                                                   =============         =============

           * Restated to reflect a 50% stock dividend, see Note 13.



         See accompanying notes to consolidated financial statements.

                       PENN TREATY AMERICAN CORPORATION
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations
             for the years ended December 31, 1995, 1994 and 1993

                                                  1995          1994           1993
                                                  ----          ----           ----
Revenues:
  Accident and health premiums                $ 99,171,903  $ 79,204,953   $ 69,451,267
  Life premiums                                  3,194,702     2,629,881        530,087
                                              ------------  ------------   ------------

                                               102,366,605    81,834,834     69,981,354

  Net investment income                          8,102,809     5,946,034      4,979,068
  Net realized capital gains                        46,431         8,335        182,203
  Other income                                     347,113       304,823        320,054
                                              ------------  ------------   ------------
                                               110,862,958    88,094,026     75,462,679
                                              ------------  ------------   ------------
Benefits and expenses:
  Benefits to policyholders                     64,879,275    48,757,484     40,828,667
  Commissions                                   36,351,140    27,230,679     23,782,238
  Net policy acquisition costs deferred        (15,303,161)   (7,642,875)    (6,639,551)
  General and administrative expense            12,170,913    10,262,410      9,349,746
  Interest expense                                 326,908       161,527        183,222
                                              ------------  ------------   ------------

                                                98,425,075    78,769,225     67,504,322
                                              ------------  ------------   ------------

Income before Federal income taxes              12,437,883     9,324,801      7,958,357
Provision for Federal income taxes               3,609,000     2,562,000      2,137,000
                                              ------------  ------------   ------------
       Net income                             $  8,828,883  $  6,762,801   $  5,821,357
                                              ============  ============   ============

Earnings per share                            $       1.53  $       1.45*  $       1.24*
                                              ============  ============   ============
Weighted average number of  shares
    outstanding                                  5,771,558     4,668,834*     4,689,152*
                                              ============  ============   ============

* Restated to reflect a 50% stock dividend, see Note 13.


                           See accompanying notes to
                      consolidated financial statements.

                       PENN TREATY AMERICAN CORPORATION
                               AND SUBSIDIARIES

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994* and 1993*


                                                                          Unrealized
                                                                         Appreciation
                                                                        (Depreciation)
                                        Common Stock       Additional       Net of                                     Total
                                   ----------------------   Paid-in         Deferred      Retained     Treasury     Shareholders'
                                     Shares      Amount     Capital          Taxes        Earnings      Stock          Equity
                                   ----------  ---------- ------------   -------------- ------------ ------------ -----------------
Balance, December 31, 1992         3,514,124   $  351,412 $ 15,448,271   $     80,002   $ 31,439,814 $ (1,249,200)  $  46,070,299
  Retroactive recognition of
   May 15, 1995 stock dividend     1,755,692      175,569     (175,569)         -             -            -               -
Proceeds from exercise of options      2,496          250       12,230          -             -            -               12,480
Acquisition of treasury stock
 (75,000 shares)                      -            -            -               -             -          (456,250)       (456,250)
Net income                            -            -            -               -          5,821,357       -            5,821,357
Change in net unrealized
  depreciation of equity
  securities                          -            -            -              98,549        -            -              (98,549)
                                   ---------   ---------- ------------   -------------- ------------ ------------   -------------
Balance, December 31, 1993         5,272,312      527,231   15,284,932        (18,547)   37,261,171   (1,705,450)     51,349,337

Initial adoption of SFAS No. 115      -            -            -           3,528,500         -            -            3,528,500
Proceeds from exercise of options      4,601          460       26,662          -             -            -               27,122
Acquisition of treasury stock
  (42 shares)                         -            -            -               -             -              (424)           (424)
Net income                            -            -            -               -          6,762,801       -            6,762,801
Change in net unrealized
  depreciation                        -            -            -          (6,223,795)        -            -           (6,223,795)
                                   ---------   ---------- ------------   -------------- ------------ ------------   -------------
Balance, December 31, 1994         5,276,913      527,691   15,311,594     (2,713,842)    44,023,972   (1,705,874)    (55,443,541)

Proceeds from public offering      2,300,000      230,000   25,835,000          -             -            -           26,065,000
Net income                            -            -            -               -          8,828,883       -            8,828,883
Change in net unrealized
  appreciation                        -            -            -           6,769,630         -            -            6,769,630
                                   ---------   ---------- ------------   -------------- ------------ ------------   -------------

Balance, December 31, 1995         7,576,913   $  757,691 $ 41,146,594   $  4,055,788   $ 52,852,855 $ (1,705,874)  $  97,107,054
                                   =========   ========== ============   ============== ============ ============   =============


           * Restated to reflect a 50% stock dividend, see Note 13. See accompanying notes to consolidated financial statements.

                       PENN TREATY AMERICAN CORPORATION
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
             for the years ended December 31, 1995, 1994 and 1993

                                                          1995                1994             1993
                                                          ----                ----             ----
Cash flows from operations:
 Net income                                         $   8,828,883       $   6,762,801     $  5,821,357
 Adjustments to reconcile net income
     to net cash provided by operations:
   Amortization of intangible assets                       35,760             348,260          415,482
   Policy acquisition costs, net                     (15,303,161)         (7,642,875)       (6,639,551)
   Deferred income taxes                                2,726,032           1,779,620          320,463
   Depreciation expense                                   353,589             342,246          343,510
   Net realized capital gains                            (46,431)             (8,335)          (182,203)
 Changes in:
   Receivables from agents                              (126,917)              84,183          218,201
   Receivable from reinsurers                         (1,205,581)         (1,052,417)         (450,231)
   Policy and contract claims                           8,862,180           9,130,004        6,458,102
   Policy and unearned premium reserves                20,097,887           9,815,820        9,481,956
   Accounts payable and other liabilities                 543,209             179,541           27,298
   Federal income taxes recoverable                       481,799           (481,799)              -
   Federal income taxes payable                           183,249            (67,102)         (164,898)
   Accrued investment income                            (808,701)           (340,910)         (204,983)
   Other, net                                           (512,600)           (330,353)         (136,146)
                                                    ------------        ------------      ------------
      Net cash provided by operations                 24,109,197          18,518,684        15,308,357
                                                    ------------        ------------      ------------
Cash flows from investing activities:
 Proceeds from sales of bonds                          5,356,956           4,671,988        11,882,435
 Proceeds from sales of equity securities               -                  1,451,329         1,836,279
 Maturities and calls of bonds                         5,421,112           4,246,278         4,502,963
 Purchase of bonds                                   (52,690,049)        (27,956,095)      (32,621,564)
 Purchase of equity securities                        (1,222,022)              -            (2,856,156)
 Acquisition of property and equipment                (1,219,810)           (372,511)         (105,718)
                                                    ------------        ------------      ------------
      Cash used in investing activities              (44,353,813)        (17,959,011)      (17,361,761)
                                                    ------------        ------------      ------------
Cash flows from financing activities:
 Net proceeds of public offering                      26,065,000               -                   -
 Proceeds from exercise of options                      -                     27,122            12,480
 Repayment of mortgages and other debt                (4,166,092)           (143,505)         (109,467)
 Purchase of treasury stock                             -                       (424)         (456,250)
 Proceeds from note payable                             -                  4,000,000               -
                                                    ------------        ------------      ------------
      Cash provided by (used in)
          financing activities                        21,898,908           3,883,193          (553,237)
                                                    ------------        ------------      ------------
      Increase (decrease) in cash
          and cash equivalents                         1,654,292           4,442,866        (2,606,641)

Cash and cash equivalents balances:
 Beginning of year                                     7,226,769           2,783,903         5,390,544
                                                    ------------        ------------      ------------
 End of year                                        $  8,881,061        $  7,226,769      $  2,783,903
                                                    ============        ============      ============
Supplemental disclosures of cash flow
   information:
 Cash paid during the year for interest             $    327,205        $    163,414      $    183,816

 Cash paid during the year for Federal
     income taxes                                   $    217,920        $  1,331,281      $  1,981,435



                          See accompanying notes to
                       consolidated financial statements.

                       PENN TREATY AMERICAN CORPORATION
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


  1. Summary of Significant Accounting Policies:

          Basis of Presentation:

     The accompanying consolidated financial statements of Penn Treaty American Corporation and its Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) and include Penn Treaty Life Insurance Company (PTLIC), Senior Financial Consultants Company and Network America Life Insurance Company (Network America). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of December 31, 1995 and 1994 and the reported amounts of revenues and expenses during 1995, 1994 and 1993. Actual results could differ from those estimates.

          Nature of Operations:

     The Company sells both accident and health and life insurance through its wholly-owned subsidiaries. The Company's principal lines of business are long-term care products and home health care products. The Company distributes its products principally through managing general agents and independent agents. The Company operates its home office in Allentown, Pennsylvania and has satellite offices in California and Florida, whose principal functions are to market and underwrite new business. The Company is licensed to operate in 44 states. State regulatory authorities have powers relating to granting and revoking licenses to transact business, the licensing of agents, the regulation of premium rates and trade practices, the form and content of insurance policies, the content of advertising material, financial statements and the nature of permitted practices. Sales in 11 states accounted for approximately 87% of the Company's premiums for the year ended December 31, 1995.

          Investments:

     On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires all entities to allocate their investments among three categories as applicable: (1) trading, (2) available for sale, and (3) held to maturity. Management categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at the current market value with net unrealized gains or losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet.

     In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting SFAS No. 115 as of January 1, 1994 was an increase in the balance of shareholders' equity of $3,528,500 to reflect the net unrealized gain (net of $1,512,000 in deferred income taxes) on investment securities classified as available for sale. As of December 31, 1994, shareholders' equity was decreased by $2,714,000 due to net unrealized losses of $4,112,000 in the investment portfolio. As of December 31, 1995 shareholders' equity was increased by $4,056,000 due to net unrealized gains of $6,146,000.

     Realized investment gains and losses, including provisions for market declines considered to be other than temporary, are included in income. Gains and losses on sales of investment securities are computed on the specific identification method.

     Policy loans are stated at the aggregate unpaid principal balance.

          Unamortized Deferred Policy Acquisition Costs:

     The costs primarily related to and varying with the acquisition of new business, principally commissions, underwriting and policy issue expenses, have been deferred. These deferred costs are amortized over the related premium-paying periods utilizing the same projected premium assumptions used in computing reserves for future policy benefits. Net policy acquisition costs deferred, on the consolidated statements of operations, are net of amortization of $6,859,194, $7,010,329, and $6,567,642 for the
     years ended December 31, 1995, 1994, and 1993, respectively.

          Property and Equipment:

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for improvements which materially increase the estimated useful life of the asset are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation is provided principally on a straight-line basis over the related asset's estimated life. Upon sale or retirement, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in operations.

          Cash and Cash Equivalents:

     Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less

          Cost in Excess of Fair Value of Net Assets Acquired:

     The costs in excess of fair value of net assets acquired are being amortized to expense on a straight-line basis over a 40-year period.

          Other Assets:

     Other assets consist primarily of due and unpaid insurance premiums.

          Income Taxes:

     Deferred income taxes relate principally to temporary differences in reporting policy acquisition costs and policy reserves for financial statement and income tax purposes.

          Premium Recognition:

     Premiums on accident and health insurance, the majority of which is guaranteed renewable, and life insurance are recognized when due. Premiums on credit life and credit accident and health insurance are reported as earned in proportion to the amount at risk over the contract term. Estimates of premiums due but not yet collected are accrued.

          Policy Reserves and Policy and Contract Claims:

     The Company establishes liabilities to reflect the impact of level renewal premiums and the increasing risks of claims losses as policyholders age.

     The present value of estimated future policy benefits to be paid to or on behalf of policyholders less the present value of estimated future net premiums to be collected from policyholders is accrued when premium revenue is recognized. Those estimates are based on assumptions, such as estimates of expected investment yield, mortality, morbidity, withdrawals and expenses, applicable at the time insurance contracts are made, including a provision for the risk of adverse deviation. These reserves differ from policy and contract claims, which are recognized when insured events occur.

     Policy and contract claims include amounts representing: (1) the actual in force amounts for reported life claims and an estimate of incurred but unreported claims; (2) an estimate, based upon prior experience, for accident and health claims reported, and incurred but unreported losses. The methods for making such estimates and establishing the resulting liabilities are continually reviewed and updated and any adjustments resulting therefrom are reflected in earnings currently.

     The establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that the ultimate liability will not materially exceed the Company's claim and policy reserves and have a material adverse effect on the Company's results of operations and financial condition. Due to the inherent uncertainty of estimating reserves, it has been necessary, and may over time continue to be necessary, to revise estimated future liabilities as reflected in the Company's policy reserves and policy and contract claims .

             Policy Reserves and Policy and Contract Claims, continued:

     In late 1994, the Company began marketing its Independent Living policy, a home health care insurance product which provides coverage over the full term of the policy for services furnished by a homemaker or companion who is not a qualified or licensed care provider. Because of the Company's relatively limited claims experience with this product, the Company may incur higher than expected loss ratios and may be required to adjust further its reserve levels with respect to this product.

     The Company discounts all policy and contract claims which involve fixed periodic payments extending beyond one year. This is consistent with the method allowed for statutory reporting and the long duration of claims, as well as industry practice for long-term care policies. Benefits are payable over periods ranging from six months to five years and lifetime.

     The liability for reported accident and health claims for which payments will be made over an extended period has been discounted using an assumed rate of 7% for 1995 and 1994 claims, 6% for 1993 and 1992 claims and 8% for claims 1991 and prior.

          Earnings Per Share:

     Primary earnings per share amounts have been computed by dividing the applicable amounts by the weighted average common shares outstanding.


2.   Investments and Financial Instruments:

     Net investment income is applicable to the following investments:

                                           1995                1994                 1993
                                           ----                ----                 ----
       Bonds                            $7,756,571          $5,798,152           $4,895,470
       Equity securities                    27,920              32,833               53,420
       Cash and short-term
           investments                     480,274             260,853              168,185
                                        ----------          ----------           ----------
       Investment income                 8,264,765           6,091,838            5,117,075

       Investment expense                 (161,956)           (145,804)            (138,007)
                                        ----------          ----------           ----------
           Net investment income        $8,102,809          $5,946,034           $4,979,068
                                        ==========          ==========           ==========

     The amortized cost and estimated market value of investments in debt securities as of December 31, 1995 and 1994 are as follows:

                                                           December 31, 1995
                                   ---------------------------------------------------------------------
                                                        Gross              Gross            Estimated
                                     Amortized        Unrealized         Unrealized           Market
                                        Cost            Gains              Losses             Value
                                   --------------   -------------       -------------      -------------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                     $ 103,119,270    $  4,124,815        $   (83,244)       $ 107,160,841
Obligations of states and
  political subdivisions              24,952,467       1,194,533              -               26,147,000
Debt securities issued by
  foreign governments                    449,055          33,945             (2,500)             480,500
Corporate securities                   5,619,499         227,415            (26,914)           5,820,000
Other debt securities                  2,460,484         174,516              -                2,635,000
                                   --------------   -------------       -------------      -------------
      Total bonds                  $ 136,600,775    $  5,755,224        $  (112,658)       $ 142,243,341
                                   ==============   =============       =============      =============
                                                           December 31, 1994
                                   ---------------------------------------------------------------------
                                                        Gross              Gross            Estimated
                                     Amortized        Unrealized         Unrealized           Market
                                        Cost            Gains              Losses             Value
                                   --------------   -------------       -------------      -------------
U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                     $  63,954,663    $    334,723        $(3,119,096)       $  61,170,290
Obligations of states and
  political subdivisions              22,946,937          33,283           (975,220)          22,005,000
Debt securities issued by
  foreign governments                    448,853           7,147             (4,500)             451,500
Corporate securities                   5,816,128          18,542           (365,670)           5,469,000
Other debt securities                  1,493,871           -                (93,871)           1,400,000
                                   --------------   -------------       -------------      -------------
      Total bonds                  $  94,660,452    $    393,695        $(4,558,357)       $  90,495,790
                                   ==============   =============       =============      =============

     The amortized cost and estimated market value of debt securities at December 31, 1995 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Estimated
                                              Amortized        Market
                                                Cost           Value
                                              ---------      ---------
       Due in one year or less             $   2,551,702  $   2,573,700
       Due after one year through
           five years                         52,338,763     54,119,000
       Due after five years through
           ten years                          72,716,048     75,868,000
       Due after ten years                     8,994,262      9,682,641
                                            ------------   ------------
                                            $136,600,775   $142,243,341
                                            ============   ============

     Gross proceeds and realized gains and losses on the sales of debt securities, excluding calls, were as follows:

                                                    Gross         Gross
                                                   Realized      Realized
        Year                        Proceeds        Gains         Losses
        ----                        --------       --------      --------
        1995                     $  5,356,956     $  53,648      $  7,500
        1994                        4,671,988        48,170          -
        1993                       11,882,435       108,683        37,117

     Gross proceeds and realized gains and losses on the sales of equity securities were as follows:

                                                    Gross         Gross
                                                   Realized      Realized
        Year                        Proceeds        Gains         Losses
        ----                        --------       --------      --------
        1995                          -             -              -
        1994                       $1,451,329      $ 23,388      $163,334
        1993                        1,836,279       273,638       167,589

     Gross unrealized gains (losses) pertaining to equity securities were as follows:

                                         Gross        Gross      Estimated
     Year Ended            Original    Unrealized   Unrealized    Market
     December 31             Cost        Gains        Losses       Value
     -----------           --------    ----------   ----------   ---------
       1995               $2,102,529    $561,509   $ (58,426)    $2,605,612
       1994                  880,507     135,651     (82,871)       933,287
       1993                2,471,785     122,857    (149,404)     2,445,238

     The Company's bond investment portfolio is entirely comprised of investment grade securities at December 31, 1995. Securities are classified as "investment grade" by utilizing ratings furnished by independent bond rating agencies.

     Pursuant to certain statutory licensing requirements, as of December 31, 1995, the Company had on deposit bonds aggregating $4,850,404 in insurance department safekeeping accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

     The Company has a mortgage and other debt outstanding as of December 31, 1995. Management believes that the book value of these financial instruments approximates their fair values since both instruments carry interest rates which approximate market.

 3.  Policy Reserves and Claims:

     Policy reserves have been computed principally by the net level premium method based upon estimated future investment yield, mortality, morbidity, withdrawals and other benefits. The composition of the policy reserves at December 31, 1995 and 1994 and the assumptions pertinent thereto are presented below:

                                              Amount of Policy Reserves
                                                   as of December 31,
                                              --------------------------
                                                   1995            1994
                                                   ----            ----
       Accident and health                     $62,007,433    $43,140,978
                                               -----------    -----------
       Annuities and other                     $   365,651    $   283,157
                                               ===========    ===========
       Ordinary life, individual               $ 6,753,197    $ 5,578,424
                                               -----------    -----------
                                   Years of Issue          Discount Rate
                                   --------------          -------------
       Accident and health          1976 to 1986                    7.0%
                                    1987                            7.5%
                                    1988 to 1991                    8.0%
                                    1992 to 1995                    6.0%

       Annuities and other          1977 to 1983           6.5% and 7.0%

       Ordinary life, individual    1962 to 1995           3.0% to 5.5%


                                         Basis of Assumption
                                         -------------------
       Accident and health          Morbidity and withdrawals based on actual
                                    and projected experience.

       Annuities and other          Primarily funds on deposit inclusive of
                                    accrued interest.

       Ordinary life, individual    Mortality based on 1955-60 Intercompany
                                    Mortality Table Combined Select and
                                    Ultimate.

     Policy and contract claims include approximately $38,150,000 and $31,096,000 at December 31, 1995 and 1994, respectively, that are discounted at varying interest rates. The amount of discount was $2,044,000 and $1,633,000 at December 31, 1995 and 1994, respectively.

     Total reserves, including policy and contract claims, reported to statutory authorities were approximately $3,077,000 and $1,612,000 less than those recorded for GAAP as of December 31, 1995 and 1994, respectively.

     Activity in policy and contract claims is summarized as follows:

                                                  1995           1994
                                                  ----           ----
       Balance at January 1                   $41,344,428    $32,214,424
       Less reinsurance recoverables            1,198,897      1,126,985
                                              -----------    -----------

       Net balance at January 1                40,145,531     31,087,439
                                              -----------    -----------
       Incurred related to:
         Current year                          43,599,323     37,760,665
         Prior years                            2,047,708      2,157,252
                                              -----------    -----------

           Total incurred                      45,647,031     39,917,917
                                              -----------    -----------
       Paid related to:
         Current year                          11,867,015     10,443,530
         Prior years                           25,295,146     20,416,295
                                              -----------    -----------

           Total paid                          37,162,161     30,859,825
                                              -----------    -----------

       Net balance at December 31              48,630,401     40,145,531
         Plus reinsurance recoverables          1,576,207      1,198,897
                                              -----------    -----------

       Balance at December 31                 $50,206,608    $41,344,428
                                              ===========    ===========

     The amounts related to prior years' incurral of claims reflects the accretion of interest due to the discounting of pending claim reserves as well as adjustments to reflect actual versus estimated claims experience.

 4.  Mortgage and Other Debt:

     Mortgage and other debt at December 31, 1995 and 1994 are as follows:

                                                               1995          1994
                                                               ----          ----
       Mortgage loan with interest rate fixed at 6.6%
           for three years effective September 15,
           1993 and monthly payment of $20,103
           based on a twenty year amortization
           schedule with a balloon payment due
           September 14, 1998; collateralized by
           property with depreciated cost of
           $2,700,968 and $2,771,508 as of
           December 31, 1995 and 1994, respectively         $2,060,069    $2,173,326

       Revolving line of credit with a fixed rate of 8.85%
           for 6 months, effective December 31,
           1994, thereafter the interest rate reverts to
           prime plus one; monthly payments are
           interest only through March 31, 1996.  The
           line of credit was paid in full and terminated
           in July 1995.                                         -         4,000,000

       Capital lease                                           146,048       198,883
                                                            ----------    ----------
                                                            $2,206,117    $6,372,209
                                                            ==========    ==========

     Maturities of mortgage and other debt are as follows:

               1996                                         $  165,765
               1997                                            203,906
               1998                                          1,836,446
                                                            ----------
                                                            $2,206,117
                                                            ==========

 5.  Federal Income Taxes:

     The provision for Federal income taxes for the years ended December 31 consisted of:

                                            1995        1994        1993
                                            ----        ----        ----
       Current                         $   882,968  $  782,380  $1,816,537
       Deferred                          2,726,032   1,779,620     320,463
                                       -----------  ----------  ----------

                                       $ 3,609,000  $2,562,000  $2,137,000
                                       ===========  ==========  ==========

     Deferred income taxes result from temporary differences between the recognition of certain expenses for tax and financial statement purposes. The sources of these differences and the approximate tax effect are as follows for the years ended December 31:

                                                         1995            1994
                                                         ----            ----
       Deferred policy acquisition costs             $15,896,021       $11,786,210
       Policy reserves                                (2,627,583)       (1,108,675)
       Premiums due and unpaid                           592,225           453,836
       Other                                             256,775           259,695
       Unrealized (depreciation) appreciation
                 on investments                        2,089,521        (1,398,040)
                                                     -----------       -----------

                     Total deferred income taxes     $16,206,959       $ 9,993,026
                                                     ===========       ===========

     A reconciliation of the income tax provision computed using the Federal income tax rate of 34% to income before Federal income taxes is as follows:

                                           1995        1994        1993
                                           ----        ----        ----
       Computed Federal income tax
           provision at statutory rate  $4,289,000  $3,170,000  $2,706,000
       Small life insurance company
           deduction                      (577,000)   (579,000)   (431,000)
       Tax-exempt interest income         (431,000)   (325,000)   (159,000)
       Other                               328,000     296,000      21,000
                                        ----------  ----------  ----------

                                        $3,609,000  $2,562,000  $2,137,000
                                        ==========  ==========  ==========

     At December 31, 1995, the accumulated earnings of the Company for Federal income tax purposes included $1,055,873 of "Policyholders' Surplus", a special memorandum tax account. This memorandum account balance has not been currently taxed, but income taxes computed at then-current rates will become payable if surplus is distributed. Provisions of the Deficit Reduction Act of 1984 (the "Act") do not permit further additions to the "Policyholders' Surplus" account. "Shareholders' Surplus" represents an accumulation of taxable income (net of tax thereon) plus the dividends received deduction, tax-exempt interest, and certain other special deductions as provided by the Act. At December 31, 1995, the combined balance in the "Shareholders' Surplus" account amounted to approximately $19,145,000. There is no present intention to make distributions in excess of "Shareholders' Surplus."

 6.  Regulatory Restrictions:

     The Company's insurance subsidiaries (PTLIC and Network America) are required by insurance laws and regulations to maintain minimum capital and surplus. At December 31, 1995 and 1994, both subsidiaries' capital and surplus exceed the minimum required capital and surplus in all states in which they are licensed to conduct business.

     Under Pennsylvania insurance law, dividends may be paid from PTLIC or Network America only from statutory profits of earned surplus and require Insurance Department approval if the dividend is in excess of the greater of 10% of surplus or net statutory income of the prior year.

     Net income and capital and surplus as reported in accordance with statutory accounting principles for the Company's insurance subsidiaries are as follows:


                                          1995         1994         1993
                                          ----         ----         ----
       Net income (loss)            $   839,491   $   (97,230)   $ 2,323,145
                                    -----------   -----------    -----------
       Capital and surplus          $32,291,981   $21,067,123    $17,256,471


     The National Association of Insurance Commissioners (NAIC) has established risk-based capital standards that life and health insurers and reinsurers must meet. In concept, risk-based capital standards are designed to measure the acceptable amount of capital an insurer should have based on the inherent and specific risks of each insurer. Insurers failing to meet their benchmark capital level may be subject to scrutiny by the insurer's domiciled insurance department and, ultimately, rehabilitation or liquidation. Based on the NAIC's currently adopted standards, the Company has capital and surplus in excess of the required levels. The differences in statutory net income compared to GAAP are primarily due to the immediate expensing of acquisition costs and deferred income taxes. Due to these differences, under statutory accounting there is a net loss and decrease in surplus, called surplus strain, in years of high growth. The surplus needed to sustain growth must be raised externally or from profits from existing business. In 1995, the Company received permission to include $3,287,501 of this surplus strain, related to a new required valuation method, as a charge to surplus.

 7.  Pension Plan:

     The Company maintains a defined contribution pension plan covering substantially all employees. The Company contributes 3% of each eligible employee's annual covered payroll to the plan. All contributions are subject to limitations imposed by the Internal Revenue Code on retirement plans and Section 401(k) plans.

     The Company's contributions become 20% vested after two years of service and are vested ratably over seven years, at which point all contributions are fully vested. Pension expense was $55,000, $70,000, and $60,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

 8.  Stock Option Plans:

     The Company has an Incentive Stock Option Plan which provides for the granting of options to purchase up to 600,000 shares of common stock. The exercise price of all options granted under the plan may not be less than the fair market value of the shares on the date of grant (110% of fair market value in the case of any person who holds more than 10% of the combined voting power of all classes of outstanding stock). The maximum allowable term of each option is ten years (five years in the case of holders of more than 10% of the combined voting power of all classes of outstanding stock), and the options become exercisable in four equal, annual installments commencing one year from the option grant date.

     Effective May, 1995, the Company adopted a Participating Agent Stock Option Plan which provides for the granting of options to purchase up to 300,000 shares of common stock. The exercise price of all options granted under the plan may not be less than the fair market value of the shares on the date of grant. The maximum allowable term of each option is ten years, and the options become exercisable in four equal, annual installments commencing one year from the option grant date.

     The Stock Option Plan Committees have granted options to eligible employees and agents as follows:


                                                            Number of Shares
                                                         Year Ended December 31,
                                           Option     -----------------------------
                                           Price      1995        1994         1993
                                           -----      ----        ----         ----
     Outstanding at January 1 -                     229,916     235,754      249,008
     Granted (canceled or exercised)
           during the year                 $ 3.50      -         (2,106)        -
                                             3.85      -           -            -
                                             5.00      -           -          (2,496)
                                             5.50      -           -            -
                                             7.92      -         (2,496)        -
                                             8.71      -           -            -
                                             8.92      -           (618)      (5,379)
                                             9.81      -           -            -
                                            11.17      -           (618)      (5,379)
                                            12.29      -           -            -
                                            12.38   102,000        -            -
                                            12.63    16,100        -            -
                                            13.61    48,000        -            -
                                                    -------     -------      -------
       Total outstanding           $3.50 - $13.61   396,016     229,916      235,754
                                                    -------     -------      -------
       Portion exercisable at end of period         197,927     148,696      104,526
                                                    -------     -------      -------


     Since the inception of the plan, 43,775 options have been exercised and 20,886 options have been canceled.

     In October 1995, Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," was issued. SFAS No. 123, which is effective January 1, 1996, provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and the Company's stock. The accounting under SFAS No. 123 differs from the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." The Financial Accounting Standards Board encourages entities to adopt the fair value based method, but does not require the adoption of this method. For those entities that continue to apply APB 25, pro forma disclosure of the effects, if adopted, of SFAS No. 123 on net income and earnings per share would be required in the 1996 financial statements. The Company will continue to apply APB No. 25 and, therefore, there will be no impact on the financial position and results of operation.

 9.  Commitments and Contingencies:

         Operating Lease Commitments:

     The total net rental expenses under all leases amounted to approximately $142,000, $148,000 and $129,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     During May 1987, the Company assigned its rights and interests in a land lease to a third party for $175,000. The agreement indemnifies the Company against any further liability with respect to future lease payments. The Company remains contingently liable to the lessor under the original deed of lease for rental payments of $16,080 per year, the amount being adjustable based upon changes in the consumer price index since 1987, through the year 2063.

         Litigation:

     The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of these lawsuits will not have a significant effect on the financial condition or results of operations of the Company.

10.  Reinsurance:

     Effective October, 1994, PTLIC and Network America entered into reinsurance agreements to cede 100% of benefits exceeding 36 months on certain home health care policies. Total reserve credits taken related to this agreement as of December 31, 1995 were approximately $391,000. There were no reserve credits taken in 1994.

     The Company currently reinsures with unaffiliated companies any life insurance policy to the extent the risk on that policy exceeds $30,000.

     Effective January, 1994, PTLIC and Network America entered reinsurance agreements to cede 100% of certain life, accident and health and medicare supplement insurance to a third party insurer. Total reserve credits taken related to this agreement as of December 31, 1995 and 1994 were approximately $662,000 and $520,000, respectively.

     Network America is party to a Reinsurance Agreement to cede 100% of certain whole life and deferred annuity policies to be issued by Network America to a third party insurer. These policies are intended for the funeral arrangement or "pre-need" market. Total reserve credits taken related to this agreement as of December 31, 1995 and 1994 were approximately $3,735,000 and $3,131,000, respectively. The third party reinsurer maintains securities at least equal to the statutory reserve credit in escrow with a bank.

     Network America is party to a coinsurance agreement on a previously acquired block of long term care business whereby 66% is ceded to a third party. At December 31, 1995 and 1994, reserve credits taken related to this treaty were approximately $2,130,000 and $1,581,000, respectively.

     The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of operations which are net of reinsurance activity:


                                                                             Assumed
                                     Gross               Ceded to           from Other      Net
         December 31, 1995           Amount          Other Companies        Companies      Amount
         -----------------           ------          ---------------        ---------      ------
      Ordinary Life Insurance
        In-Force                  $ 63,653,000         $19,977,000            -         $43,676,000

      Premiums:
       Accident and Health         101,103,823           2,512,930        $581,010       99,171,903
       Life                          4,815,878           1,621,176            -           3,194,702
      Benefits to Policyholders:
       Accident and Health          46,073,992           1,542,816          83,631       44,614,807
       Life                          1,511,812             479,588            -           1,032,224
      Increase (decrease) in Policy
        Reserves:
       Accident and health          18,569,195              (3,107)        (12,041)      18,560,261
       Life                          1,257,267             585,284            -             671,983
      Commissions                   37,542,304           1,278,316          87,152       36,351,140

                                                                            Assumed
                                    Gross            Ceded to              from Other     Net
         December 31, 1994          Amount          Other Companies        Companies      Amount
         -----------------          ------          ---------------        ---------      ------
      Ordinary Life Insurance
        In-Force                   $46,666,000         $13,880,000            -         $32,786,000

      Premiums:
       Accident and health          80,870,772           2,270,819        $605,000       79,204,953
       Life                          4,011,607           1,381,726            -           2,629,881
      Benefits to Policyholders:
       Accident and health          39,865,707           1,181,485         852,801       39,537,023
       Life                            788,369             407,475            -             380,894
      Increase (decrease) in Policy
        Reserves:
       Accident and health           8,393,090             249,249        (183,860)       7,959,981
       Life                          1,657,464             777,878            -             879,586
      Commissions                   27,976,116             836,187          90,750       27,230,679




                                                                            Assumed
                                    Gross            Ceded to              from Other     Net
         December 31, 1994          Amount          Other Companies        Companies      Amount
         -----------------          ------          ---------------        ---------      ------
      Ordinary Life Insurance
        In-Force                  $20,947,000          $5,674,000             -         $15,273,000
      Premiums:
       Accident and health         70,108,234           1,347,510         $690,543       69,451,267
       Life                         1,943,556           1,413,469             -             530,087
      Benefits to Policyholders:
       Accident and health         32,263,288             720,501          322,430       31,865,217
       Life                           467,935             374,745             -              93,190
      Increase in Policy Reserves:
       Accident and health          8,696,519              85,902           59,212        8,669,829
       Life                           933,999             733,568             -             200,431
      Commissions                  24,185,687             507,030          103,581       23,782,238


     The Company remains contingently liable in the event that the reinsuring companies are unable to meet their obligations.


11.  Transactions with Related Parties:

     Irv Levit Insurance Management Corporation ("IMC"), an insurance agency which is owned by the President of the Company, produced approximately $62,000, $65,000, and $72,000 of new and renewal premiums for PTLIC, for the years ended December 31, 1995, 1994 and 1993, respectively, for which it received commissions of approximately $14,000, $15,000 and $17,000, respectively.

     IMC also received commission overrides on business written for PTLIC by certain agents, principally general agents who were IMC agents prior to January 1979 and any of their sub-agents hired prior and subsequent to January 1979. For the years ended December 31, 1995, 1994 and 1993, IMC commission overrides totalled approximately $517,000, $520,000, and $495,000, respectively.

12.  Major Agencies:

     A managing general agent accounted for approximately 18%, 20% and 21% of total premiums in 1995, 1994 and 1993, respectively.

13.  Stock Dividend:

     On April 19, 1995, the Board of Directors of the Company declared a 50% stock dividend payable to the shareholders of record on May 3, 1995. The dividend was distributed on May 15, 1995. Certain amounts comprising shareholders' equity in these financial statements, weighted average shares outstanding and earnings per share have been restated to reflect this dividend.

14.  Concentrations of Credit Risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investments. The Company places its cash and cash equivalents and investments with high quality financial institutions, and attempts to limit the amount of credit exposure to any one institution. However, at December 31, 1995, and at other times during the year, amounts in any one institution exceeded the Federal Deposit Insurance Corporation limits.

15.  Subsequent Event:

     On March 12, 1996, the Company entered into an Agreement and Plan of Merger with Health Insurance of Vermont, Inc. (HIVT). Per the terms of this agreement, each share of HIVT common stock shall be converted into shares of Penn Treaty American Corporation common stock (based on the average closing bid price for an agreed-upon period prior to the merger date) plus $4.00 of per share cash consideration. Total consideration paid in stock and cash will be approximately $11,002,000. This merger is subject to the approval of HIVT shareholder and regulatory authorities.

     For the year ended December 31, 1995, HIVT had premium income and net income of $6,284,099 and $190,494, respectively. As of December 31, 1995, HIVT had shareholders' equity of $8,719,980.

     The Company believes that this transaction will give them immediate access to do business in New Jersey, West Virginia, Kansas, Maine, and Massachusetts. The Company would then be licensed in the entire United States with the exception of New York. The merger will also expand the Company's agency force by the 2,500 life and health agents currently licensed with HIVT.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          Not applicable.


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

          Incorporated by reference from the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.



Item 11.  Executive Compensation
-------   ----------------------

          Incorporated by reference from the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.



Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

          Incorporated by reference from the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.



Item 13.  Certain Relationship and Related Transactions
-------   ---------------------------------------------

          Incorporated by reference from the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statements, Schedule and Reports on Form 8-K
-------   ----------------------------------------------------------------

          (a)  The following documents are filed as a part of this report.

               (1)  Financial Statements.

                                                                  Pages
                                                                  -----

Report of Independent Accountants...........................       F-2

Consolidated Balance Sheets at December 31, 1995 and 1994
    ........................................................       F-3

Consolidated Statements of Operations for the years
   ended December 31, 1995, 1994, and 1993..................       F-4

Consolidated Statements of Shareholders'
   Equity for the years ended December 31, 1995, 1994, and
   1993.....................................................       F-5

Consolidated Statements of Cash Flow for the years
   ended December 31, 1995, 1994, and 1993..................       F-6

Notes to Consolidated Financial Statements..................  F-7-F-24

               (2) Financial Statement Schedules.



Report of Independent Accountants on Schedule...............       S-2

Schedule III - Condensed Financial Information of
   Registrant...............................................   S-3-S-5


               (3)   Exhibits.

               3.1 Restated and Amended Articles of Incorporation of Penn Treaty American Corporation. ****

               3.2 Amended and Restated By-laws of Penn Treaty American Corporation, as amended. ****

               4. Form of Penn Treaty American Corporation Common Stock Certificate. *

               10.1 Penn Treaty American Corporation Employee Incentive Stock
                    Option Plan.  *

               10.2  Penn Treaty American Corporation Agent Stock Option
                     Plan.  ****

               10.3  Penn Treaty American Corporation Employees' Pension
                     Plan.  *

               10.4 Reinsurance Treaty between Penn Treaty Life Insurance Company and NRG America Life Reassurance Corp. *

               10.5 Assumption Agreement dated May 12, 1994 between Reassurance Company of Hannover and Penn Treaty Life Insurance
                     Company.  ****

               10.6 Reinsurance Agreement between Penn Treaty Life Insurance Company and Life Insurance Company of North America, effective as of June 1, 1976. *

               10.7 Personal Accident Quota Share issued to Penn Treaty Life Insurance Company by American Accident Reinsurance Group, effective as of November 23, 1982. *

               10.8 Credit Life Quota Share Reinsurance Agreement between Penn Treaty Life Insurance Company and The Centennial Life Insurance Company, effective as of August 15, 1977. *

               10.9 Treaty Endorsement replace The Centennial Life Insurance Company with Puritan Life Insurance Company, effective June 1, 1986.****

               10.10 Endorsement replacing Puritan Life Insurance Company with Employers Reassurance Corporation, effective as of December 31, 1986. ****

               10.11 Reinsurance Agreement between Washington Square Life Insurance Company and Cologne Life Insurance Company, effective March 1, 1987. ****

               10.12 Reinsurance Agreements between Penn Treaty Life Insurance Company and Cologne Life Reinsurance Company, effective October 1, 1994. ****

               10.13 Reinsurance Agreements between Network America Life Insurance Company and Cologne Life Reinsurance Company, effective October 1, 1994. ****

               10.14 Reinsurance Agreement between Penn Treaty Life Insurance Company and Transamerica Occidental Life Insurance Company, effective April 1, 1988. ****

               10.15 Reinsurance Agreement between Network America Life Insurance Company and Provident Indemnity Life Insurance Company, effective January 1, 1991, as amended on November 30, 1993. ****

               10.16 Quota Share Reinsurance Agreement between Network America Life Insurance Company and Life and Health Insurance Company of America, effective December 1, 1994.****

               10.17 Reinsurance Agreement between Penn Treaty Life Insurance Company and Reassurance Company of Hannover, effective January 1, 1995.****

               10.18 Administrative Services Agreement between Network America Life Insurance Company and Midland Mutual Life Insurance Company, effective June 25, 1991.****

               10.19 Administration and Agency Agreements between Penn Treaty Life Insurance Company, Network America Life Insurance Company and Tower Insurance Services, Inc. effective December 1, 1993, relating to the Quota Share Reinsurance Agreement between Network America Life Insurance Company and Life and Health Insurance Company of America, effective December 1, 1994. ****

               10.20 Form of General Agent's Contract of Penn Treaty life Insurance Company. ****

               10.21 Form of General Agent's Contract of Network America Life Insurance Company.****

               10.22    Form of Managing General Agency Agreement.****

               10.23 Regional General Agents' Contract dated August 1, 1971 between Penn Treaty Life Insurance Company and Irving Levit of the Irv Levit Insurance Management Corporation, as amended on August 15, 1971, May 26, 1976 and June 16, 1987, and
                        by an undated override commissions schedule. ***

               10.24 Managing General Agent's Contract dated March 10, 1988 between Penn Treaty Life Insurance Company and Ameri-Life and Health Services, Inc.****

               10.25 Commission Supplement to General Agent's Contract dated December 7, 1993 between Network America Life Insurance Company and Network Insurance.****

               10.26 Administrative Services Agreement dated February 14, 1995 between national Benefits Corporation and penn Treaty Life Insurance Company and Network America Life Insurance Company. ****

               10.27 Mortgage in the amount of $2,450,000 dated September 13, 1988 between Penn Treaty Life Insurance Company and merchants Bank, N.A. **

               10.28 Amendments to Mortgage dated September 24, 1991, October 13, 1992 and September 2, 1993. ****

               10.29 Loan and Security Agreement by and between Penn Treaty American Corporation and CoreStates Bank, N.A. dated December 28, 1994.****

               10.30 Investment Counseling Agreement dated May 3, 1995 between Penn Treaty American Corporation and James M. Davidson & Company.****

               10.31 Investment Counseling Agreement dated May 3, 1995 between Penn Treaty Life Insurance Company and James M. Davidson & Co.****

               10.32 Investment Counseling Agreement dated May 3, 1995 between Network America Life Insurance Company and James
                        M. Davidson & Company. ****

               11.   Statement re: computation of per share earnings.

               21.   Subsidiaries of the Registrant. ****

               23.1  Consent of Coopers & Lybrand, L.L.P.

---------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 dated May 12, 1987, as amended.

** Incorporated by reference to the Company's Registration Statement on Form S-1 dated November 17, 1989, as amended.
*** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

**** Incorporated by reference to the Company's Registration Statement on Form S-1 dated June 30, 1995, as amended.

Executive Compensation Plans - see Exhibits 10.1 and 10.2

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PENN TREATY AMERICAN CORPORATION



Date:  March 25, 1996         By:/s/ Irving Levit
                                 ----------------------------------
                                 Irving Levit, Chairman of the
                                 Board and President



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 25, 1996                  By: /s/ Irving Levit
                                           -----------------------------
                                           Irving Levit, Chairman of the
                                           Board and President

Date:  March 25, 1996                  By: /s/ A.J. Carden
                                           -----------------------------
                                           A.J. Carden, Executive Vice
                                           President and Director

Date:  March 25, 1996                  By: /s/ Michael F. Grill
                                           -----------------------------
                                           Michael F. Grill, Treasurer
                                           and Director

Date:  March 25, 1996                  By: /s/ Domenic P. Stangherlin
                                           -----------------------------
                                           Domenic P. Stangherlin,
                                           Secretary and Director

Date:  March 25, 1996                  By: /s/ Jack D. Baum
                                           -----------------------------
                                           Jack D. Baum, Vice President,
                                           Marketing and Director

Date:  March 25, 1996                  By: /s/ Emile Ilchuk
                                           -----------------------------
                                           Emile Ilchuk, Director

Date:  March 25, 1996                  By: /s/ C. Mitchell Goldman
                                           -----------------------------
                                           C. Mitchell Goldman, Director

Date:  March 25, 1996                  By: /s/ Stuart H. Shapiro
                                           -----------------------------
                                           Stuart H. Shapiro, M.D.
                                           Director


Date:  March 25, 1996                  By: /s/ Glen A. Levit
                                           -----------------------------
                                           Glen A. Levit
                                           Director