Form 10-Q
period 1996-03-31
PENN TREATY AMERICAN CORP
filed 1996-05-15
CIK 814181

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[x] Quarterly Report pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

                                       or

[ ] Transition  Report  pursuant  to  Section  13 or 15 (d)  of the  Securities
    Exchange Act of 1934 for the transition period from

                   ____________________to____________________

Commission file number 0-13972

                        PENN TREATY AMERICAN CORPORATION
             (Exact name of registrant as specified in its charter)

   PENNSYLVANIA                                23-1664166
(State or other juris-                     (I.R.S. Employer Identi-
diction of incorporation                    fication No.)
of organization)

                     3440 Lehigh Street, Allentown, PA 18103
          (Address, including zip code, of principal executive offices)

                                 (610) 965-2222
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of May 9, 1996 was 6,990,084.

                          PART I FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant's Unaudited Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 9 of this report, respectively.

                          PENN TREATY AMERICAN CORPORATION
                                  AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                 MARCH 31, 1996   DECEMBER 31, 1995
                                                 --------------   -----------------
                                                   (UNAUDITED)
                              ASSETS

Investments:
  Bonds, available for sale at market,
    (amortized cost $145,354,697 and
    $136,600,775, respectively) ...............   $ 146,747,870    $ 142,243,341
  Equity securities at market value, (cost
    $2,826,441 and $2,102,529, respectively) ..       3,515,637        2,605,612
  Policy loans ................................          79,567           79,404
                                                  -------------    -------------
    Total Investments .........................     150,343,074      144,928,357
                                                  -------------    -------------

Cash and cash equivalents .....................       8,349,672        8,881,061
Property and equipment, at cost, less
  accumulated depreciation of $1,939,365
  and $1,854,065, respectively ................       6,007,713        5,740,353
Unamortized policy acquisition costs ..........      67,303,615       63,133,759
Receivables from agents, less allowance for
  uncollectable amounts of $231,226 ...........       1,354,377        1,275,481
Accrued investment income .....................       2,333,406        2,436,435
Cost in excess of net assets acquired, less
  accumulated amortization of $240,766 and
  $231,826, respectively ......................       1,188,634        1,197,574
Receivable from reinsurers ....................       8,042,085        7,730,828
Other assets ..................................       3,062,556        2,420,422
                                                  -------------    -------------
    Total Assets ..............................     247,985,132      237,744,270
                                                  =============    =============

                   LIABILITIES

Policy reserves:
  Accident and health .........................      68,774,532       62,007,433
  Life ........................................       7,360,838        7,118,848
Unearned premium reserve ......................          30,719           26,503
Policy and contract claims ....................      53,075,354       50,206,608
Accounts payable and other liabilities ........       3,690,181        2,681,499
Mortgages and other debts .....................       2,165,672        2,206,117
Federal income taxes payable ..................         175,000          183,249
Deferred income taxes .........................      15,437,352       16,206,959
                                                  -------------    -------------
    Total Liabilities .........................     150,709,648      140,637,216
                                                  -------------    -------------
(Continued)

                          PENN TREATY AMERICAN CORPORATION
                                  AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS -- Continued


                                                 MARCH 31, 1996   DECEMBER 31, 1995
                                                 --------------   -----------------
                                                   (UNAUDITED)
Commitments and contingencies

              SHAREHOLDERS' EQUITY

Preferred stock, par value $1.00; 5,000,000
  shares authorized, none outstanding .........            --               --
Common stock, par value $.10; 10,000,000
  shares authorized, 7,595,713 and
  7,576,913 shares issued .....................         759,571          757,691
Additional paid-in capital ....................      41,301,234       41,146,594
Net unrealized appreciation (depreciation)
  of securities ...............................       1,374,364        4,055,788
Retained earnings .............................      55,546,189       52,852,855
                                                  -------------    -------------
                                                     98,981,358       98,812,928
Less 605,629 common shares held in treasury,
  at cost .....................................      (1,705,874)      (1,705,874)
                                                  -------------    -------------
    Total Shareholders' Equity ................      97,275,484       97,107,054
                                                  -------------    -------------
    Total Liabilities and Shareholders' Equity    $ 247,985,132    $ 237,744,270
                                                  =============    =============



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
Revenue:
  Accident and health premiums .................   $ 29,523,797    $ 22,561,821
  Life premiums ................................        946,097         846,371
                                                   ------------    ------------
                                                     30,469,894      23,408,192

  Net investment income ........................      2,386,069       1,682,466
  Net realized capital gains ...................         51,221          13,123
  Other income .................................         85,750          61,274
                                                   ------------    ------------
                                                     32,992,934      25,165,055
                                                   ------------    ------------
Benefits and expenses:
  Benefits to policyholders ....................     19,786,654      14,699,128
  Commissions ..................................     10,186,871       7,399,866
  Net policy acquisition costs deferred ........     (4,169,856)     (2,425,042)
  General and administrative ...................      3,305,716       2,717,166
  Interest .....................................         36,215         136,512
                                                   ------------    ------------
                                                     29,145,600      22,527,630
                                                   ------------    ------------

Income before federal income taxes .............      3,847,334       2,637,425
Provision for federal income taxes .............      1,154,000         795,000
                                                   ------------    ------------
    Net Income .................................   $  2,693,334    $  1,842,425
                                                   ============    ============


Earnings per share .............................           0.39            0.39


Weighted average number of shares outstanding ..      6,985,988       4,671,284
                                                   ============    ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
Net cash flow from operating activities:
  Net income ...................................   $  2,693,334    $  1,842,425
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets ..........          8,940           8,940
    Policy acquisition costs, net ..............     (4,169,856)     (2,425,042)
    Deferred income taxes ......................        612,248         422,964
    Depreciation expense .......................         70,665          65,135
    Net realized capital gains .................        (51,221)        (13,123)
  Increase (decrease) due to change in:
    Receivables from agents ....................        (78,896)        (35,301)
    Receivable from reinsurers .................       (311,257)       (331,210)
    Policy and contract claims .................      2,868,746       2,647,744
    Policy and unearned premium reserves .......      7,013,305       3,954,983
    Accounts payable and other liabilities .....      1,008,682         814,688
    Federal income taxes recoverable ...........              0         372,036
    Federal income tax payable .................         (8,249)              0
    Accrued investment income ..................        103,029        (159,868)
    Other, net .................................       (642,134)       (395,142)
                                                   ------------    ------------
      Cash provided by operations ..............      9,117,336       6,769,229
                                                   ------------    ------------
Cash flow from (used in) investing activities:
  Proceeds from sales of investments ...........      2,549,725       3,663,123
  Maturities of investments ....................      2,140,771         454,696
  Purchase of investments ......................    (14,117,271)     (9,989,361)
  Acquisition of property and equipment ........       (338,025)       (109,414)
                                                   ------------    ------------
      Cash used in investing ...................     (9,764,800)     (5,980,956)
                                                   ------------    ------------
Cash flow from (used in) financing activities:
  Proceeds from excerise of options ............        156,520               0
  Repayments of mortgages and other debts ......        (40,445)         (6,952)
                                                   ------------    ------------
      Cash provided by (used in) financing .....        116,075          (6,952)
                                                   ------------    ------------

Decreases in cash ..............................       (531,389)        781,321

Cash balances:
  Beginning of period ..........................      8,881,061       7,226,769
                                                   ------------    ------------
  End of period ................................   $  8,349,672    $  8,008,090
                                                   ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996
(unaudited)

The Consolidated Financial Statements should be read in conjunction with this note and with the Notes to Consolidated Financial Statements included in Penn Treaty American Corporation's ("the Company's") Annual Report on Form 10-K for the year ended December 31, 1995.

In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position and results of operations for the interim periods. Certain prior period amounts have been reclassified to conform with current period presentation.

1.  Investments

         Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at the current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of March 31, 1996, shareholders' equity was increased by $1,374,364 due to unrealized gains of $2,082,369 in the investment portfolio. As of December 31, 1995 shareholders equity was increased by $4,055,788 due to unrealized gains of $6,145,649 in the investment portfolio.

         The amortized cost and estimated market value of investments available for sale as of March 31, 1996 and December 31, 1995 are as follows:

                                            March 31, 1996                              December 31, 1995
                                            --------------                              -----------------

                                      Amortized          Estimated                 Amortized         Estimated
                                        Cost           Market Value                 Cost           Market Value
                                        ----           ------------                 ----           ------------
U.S. Treasury securities
   and obligations of
   U.S. Government
   corporations and
   agencies                           $113,497,522       $113,983,203             $103,119,270       $107,160,841

Obligations of states
   and political
   sub-divisions                        24,952,467         25,771,483               24,952,467         26,147,000

Debt securities issued by
   foreign governments                     424,055            450,059                  449,055            480,500

Corporate securities                     4,020,169          4,008,915                5,619,499          5,820,000

Other debt securities                    2,460,484          2,534,210                2,460,484          2,635,000

Equities                                 2,826,441          3,515,637                2,102,529          2,605,612

Policy Loans                                79,567             79,567                   79,404             79,404
                                          --------           --------                  -------            -------

Total Investments                     $148,260,705       $150,343,074             $138,782,708       $144,928,357
                                      ============       ============             ============       ============

Net unrealized gain (loss)              $2,082,369                                  $6,145,649
                                       -----------                                  ----------

                                      $150,343,074                                $144,928,357
                                      ============                                ============

         2.  Reinsurance

         The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of operations which are net of reinsurance activity:

                                                                                         Assumed
                                                                                        Assumed
         Three Months Ended                 Gross                Ceded to               from Other         Net
         March 31, 1995                     Amount            Other Companies           Companies         Amount
         ------------------                 ------            ---------------           ---------         ------
Ordinary Life Insurance
   In-Force                              $68,709,000              $18,862,000                    -       $49,847,000

Premiums:
   Accident and Health                   $30,136,962                 $736,315             $123,150       $29,523,797
   Life                                    1,183,024                  236,927                    0           946,097

Benefits to Policyholders:
   Accident and Health                    13,064,577                  418,440               57,880        12,704,017
   Life                                      466,426                  186,394                    -           280,032

Increase (decrease) in Policy
   Reserves:
   Accident and Health                     6,550,602                 (34,918)              (1,842)         6,583,678
   Life                                      241,990                   23,063                    -           218,927
Commissions                               10,485,378                  316,980               18,473        10,186,871


                                                                                        Assumed
         Three Months Ended                 Gross                Ceded to               from Other         Net
         March 31, 1995                     Amount            Other Companies           Companies         Amount
         ------------------                 ------            ---------------           ---------         ------
Ordinary Life Insurance
   In-Force                               55,732,000               15,421,000                    -        40,311,000

Premiums:
   Accident and Health                   $22,992,556                 $584,672             $153,937       $22,561,821
   Life                                    1,307,661                  461,290                    0           846,371

Benefits to Policyholders:
   Accident and Health                    11,339,958                  653,865               72,350        10,758,443
   Life                                      253,694                   82,391                    0           171,303
Increase (decrease in
   Policy Reserves:
   Accident and Health                     3,862,401                  242,527              (1,267)         3,618,607
   Life                                    1,128,151                  977,376                    0           150,775
Commissions                                7,640,358                  263,583               23,091         7,399,866

         3.  Merger Agreement

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Three Months Ended March 31, 1996 and 1995:

 Accident and Health Premiums. First year accident and health premiums earned by the Company in the three month period ended March 31, 1996, including long-term care and Medicare supplement, increased 44.9% to $10,013,934, compared to $6,911,074 in the same period in 1995.

         First year long-term care premiums earned by the Company in the three month period ended March 31, 1996 increased 43.0% to $9,792,244, compared to $6,847,645 in the same period in 1995. This increase was primarily attributable to increased sales of home health care policies, which increased to $4,648,039 for the three month period ended March 31, 1996 from $1,759,499 for the same period in 1995. Premiums from sales of nursing home care policies also increased from $5,088,146 in the three month period ended March 31, 1995 to $5,144,205 in the same period in 1996. These results reflect increasing market demand for the Company's home health care policies relative to its nursing home policies and the Company's marketing focus on its Independent Living policy first introduced in the fourth quarter of 1994. First year Medicare supplement premiums earned by the Company in the three month period ended March 31, 1996 increased to $221,690 from $63,429 in the same period in 1995. Total new business for this product remains low due to the Company's continued de-emphasis of its Medicare supplement products because of lower profit margins associated with this line of business.

         Renewal accident and health premiums earned by the Company in the three month period ended March 31, 1996 including long-term care and Medicare supplement, increased 24.7% to $19,509,862, compared to $15,650,747 in the same period in 1995.

         Renewal long-term care premiums earned by the Company in the three month period ended March 31, 1996 increased 26.6% to $18,788,224, compared to $14,841,115 in the same period in 1995. This increase reflects renewals of a larger base of in-force policies as well as the effect of rate increases the Company received in various states. The Company believes that this increase also reflects an increase in persistency. Renewal Medicare supplement premiums earned by the Company in the three month period ended March 31, 1996 decreased 10.9% to $721,638, compared to $809,632 in the same period in 1995, consistent with the Company's de-emphasis in marketing this product discussed above.

 Life Premiums. First year life premiums earned by the Company in the three month period ended March 31, 1996 decreased 6.4% to $387,036, compared to $413,568 in the same period in 1995. The Company's life business has remained stable as the Company is focusing its marketing efforts on its new Independent Living policy and its other long-term care products.

         Renewal life premiums earned by the Company in the three month period ended March 31, 1996 increased to $559,061, compared to $432,803 in the same period in 1995. This increase was primarily the result of renewals of first-year policies written in 1995.

 Net Investment Income. Net investment income earned by the Company for the three month period ended March 31, 1996 increased 41.8% to $2,386,069, from $1,682,466 for the same period in 1995. This increase was primarily the result of growth in the Company's investment assets due to continued premium growth and additional funds of $22,500,000 from the Company's public offering in July 1995 which were offset by a decrease in the average yield on the Company's investments to 6.5% for the three month period ended March 31, 1996 from 7.0% for the same period in 1995.

 Benefits to Policyholders. Accident and health benefits to policyholders in the three month period ended March 31, 1996 increased 34.2% to $19,287,695 compared to $14,377,050 in the same period in 1995. The Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 65.3% in the three month period ended March 31, 1996, compared to 63.7% in the same period in 1995. This increase in loss ratio was due, in part, to the increase in premium of the Company's Independent Living policy which is reserved for at a higher rate, and also to improved persistency.

         Life benefits to policyholders in the three month period ended March 31, 1996 increased to $498,959, compared to $322,078 for the same period in 1995. The life loss ratio (the ratio of claims experience and increases in policy reserves to total life premiums) was 52.7% in the three month period ended March 31, 1996, compared to 38.1% for the same period in 1995. This increase relates to the maturing of the life products that the Company first introduced in August 1993.

 Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the three month period ended March 31, 1996 increased 71.9% to $4,169,856 compared to $2,425,042 in the same period in 1995, consistent with the growth of the Company's business. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is better or worse than the persistency assumed for reserving purposes. The deferral of policy acquisition costs has remained consistent with the growth of premiums and the growth in amortization of policy acquisition costs has been modified by improved persistency.

 General and Administrative Expenses. General and administrative expenses in the three month period ended March 31, 1996 increased 21.7% to $3,305,716, compared to $2,717,166 in the same period in 1995. This increase was due to the increase in the growth of the Company's business. The ratio of general and administrative expenses to total revenues decreased to 10.0% in the three month period ended March 31, 1996 compared to 10.8% in the same period during 1995.

 First Year Commissions. First year commissions on accident and health business in the three month period ended March 31, 1996 increased 46.9% to $6,756,482, compared to $4,599,040 in the same period in 1995, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 67.5% in the three month period ended March 31, 1996, compared to 66.6% in the same period in 1995.

         First year commissions on life business in the three month period ended March 31, 1996 decreased 4.4% to $310,272, compared to $324,441 in the same period in 1995, corresponding to the decrease in first year life premiums. The ratio of first year life commissions to first year life premiums was 80.2% in the three month period ended March 31, 1996 compared to 78.5% in the same period in 1995, reflecting a commission structure which varies with the premium payment terms of policies.

 Renewal Commissions. Renewal commissions on accident and health business in the three month period ended March 31, 1996 increased 25.3% to $3,060,449, compared to $2,443,023 in the same period in 1995, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.6% in the three month period ended March 31, 1996 compared to 15.4% in the same period in 1995. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the agents.

 Provision for Federal Income Taxes. The provision for federal income taxes recorded by the Company in the three month period ended March 31, 1996 increased 45.2% to $1,154,000, compared to $795,000 in the same period in 1995. The effective tax rate remained at 30% in the three month period ended March 31, 1996 as in the same period in 1995. The Company's effective tax rate was below the normal federal corporate rate as a result of deductions allowed for small life insurance companies as well as the Company's tax-exempt investment income.

         Liquidity and Capital Resources. The Company's consolidated liquidity requirements have historically been created and met from the operations of the Insurers. The Company's primary sources of cash are premiums and investment income. The primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. At December 31, 1995, the average maturity of the Company's bond portfolio was 6.4 years and its market value exceeded cost by 4.1% or approximately $5,643,000. At March 31, 1996, the average maturity of the Company's bond portfolio was 6.3 years and its market value exceeded cost by 1.0% or approximately $1,393,000.

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

Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at the current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of March 31, 1996, shareholders' equity was increased by $1,374,364 due to unrealized gains of $2,082,369 in the investment portfolio. As of December 31, 1995 shareholders equity was increased by $4,055,788 due to unrealized gains of $6,145,649 in the investment portfolio.

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

PTLIC's capital position was improved by the contribution of $14,000,000 of the net proceeds of the recent public offering to the capital and surplus of the Insurers during the third quarter of 1995. The Insurers are, on a combined basis, currently licensed in all states except Kansas, Maine, Massachusetts, New Jersey, New York and West Virginia. The Company believes that the Insurers' capital and surplus presently meets or exceeds the requirements in all jurisdictions in which they each are licensed.

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

The Company regularly evaluates potential acquisition opportunities and often makes preliminary inquiries to determine whether potential acquisition candidates might be interested in being acquired by the Company. The Company periodically enters into negotiations with respect to such potential acquisition opportunities. On March 15, 1996, the Company signed an agreement with Health Insurance of Vermont, Inc. ("HIVT") providing that the Company will acquire HIVT by means of a statutory merger with a subsidiary of the Company. Completion of the merger is subject to approval of regulatory authorities, and to certain other conditions. HIVT is licensed to conduct business in 46 states, including New Jersey, West Virginia, Kansas, Maine and Massachusetts. Upon completion of the merger the Company would be licensed in all states with the exception of New York. The Company currently has a license application pending in New York.

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

None

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:  Exhibit 11

(b) Reports on Form 8-K: The Company filed one report on Form 8-K during the quarter ending March 31, 1996, pursuant to Item 5 of that form. No financial statements were filed as part of that report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PENN TREATY AMERICAN CORPORATION
                                           Registrant



Date     May 9, 1996            /s/Irving Levit
     -------------------       -----------------------------------------
                                  Irving Levit
                                  President


Date     May 9, 1996            /s/Michael F. Grill
     -------------------       -----------------------------------------
                                  Michael F. Grill
                                  Treasurer