Form 10-Q
period 1996-06-30
PENN TREATY AMERICAN CORP
filed 1996-08-14
CIK 814181

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[x] Quarterly Report pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of August 9, 1996 was 7,009,447.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

The registrant's Unaudited Consolidated Balance Sheets, Statements of Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 9 of this report, respectively. These financial statements represent the consolidation of the operations of the registrant, and its subsidiaries, Senior Financial Consultants Company and Penn Treaty Life Insurance Company (PTLIC). PTLIC and its subsidiary, Network America Life Insurance Company (the "Insurers"), are underwriters of long-term care and life insurance products.

                           PENN TREATY AMERICAN CORPORATION
                                   AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                                        JUNE 30,          DECEMBER 31,
                                                          1996                1995
                                                     -------------       -------------
                                                      (UNAUDITED)
                       ASSETS
Investments:
  Bonds, available for sale at market,
    (amortized cost $149,602,566 and
    $136,600,775, respectively) ...............      $ 149,128,011       $ 142,243,341
  Equity securities at market value, (cost of
    $3,548,626 and $2,102,529, respectively) ..          4,465,444           2,605,612
  Policy loans ................................             81,632              79,404
                                                     -------------       -------------
    Total Investments                                  153,675,087         144,928,357
                                                     -------------       -------------
Cash and cash equivalents .....................          9,994,740           8,881,061
Property and equipment, at cost, less
  accumulated depreciation of $2,030,665
  and $1,854,065, respectively ................          7,065,556           5,740,353
Unamortized policy acquisition costs ..........         72,606,338          63,133,759
Receivables from agents, less allowance for
  uncollectable amounts of $231,226 ...........          1,571,244           1,275,481
Accrued investment income .....................          2,613,523           2,436,435
Cost in excess of net assets acquired, less
  accumulated amortization of $249,706 and
  $231,826, respectively ......................          1,179,703           1,197,574
Receivable from reinsurers ....................          8,165,459           7,730,828
Federal income tax refundable .................            987,884                --
Other assets ..................................          3,570,155           2,420,422
                                                     -------------       -------------
    Total Assets ..............................      $ 261,429,689       $ 237,744,270
                                                     =============       =============


Continued

                           PENN TREATY AMERICAN CORPORATION
                                   AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS -- Continued


                                                        JUNE 30,          DECEMBER 31,
                                                          1996                1995
                                                     -------------       -------------
                                                      (UNAUDITED)
                   LIABILITIES
Policy reserves:
  Accident and health .........................      $  76,151,761       $  62,007,433
  Life ........................................          7,604,131           7,118,848
Unearned premium reserve ......................             30,719              26,503
Policy and contract claims ....................         55,712,452          50,206,608
Accounts payable and other liabilities ........          3,534,437           2,681,499
Mortgages and other debts .....................          2,124,856           2,206,117
Federal income taxes payable ..................               --               183,249
Deferred income taxes .........................         17,028,600          16,206,959
                                                     -------------       -------------
    Total Liabilities .........................        162,186,956         140,637,216
                                                     -------------       -------------
Commitments and contingencies

              SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000,000 ...                --                  --
  shares authorized, none outstanding
Common stock, par value $.10; 10,000,000
  shares authorized, 7,614,876 and
  7,576,913 shares issued .....................            761,488             757,691
Additional paid-in capital ....................         41,466,380          41,146,594
Net unrealized appreciation of securities .....            291,894           4,055,788
Retained earnings .............................         58,428,845          52,852,855
                                                     -------------       -------------

                                                       100,948,607          98,812,928
Less 605,629 common shares held in treasury,
  at cost .....................................         (1,705,874)         (1,705,874)
                                                     -------------       -------------
    Total Shareholders' Equity ................         99,242,733          97,107,054
                                                     -------------       -------------
    Total Liabilities and Shareholders' Equity       $ 261,429,689       $ 237,744,270
                                                     =============       =============

              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                       JUNE 30,                                 JUNE 30,
                                                           -------------------------------         --------------------------------
                                                                1996                1995                1996                1995
                                                           ------------        ------------        ------------        ------------

Revenue:
  Accident and health premiums .....................       $ 31,344,019        $ 24,895,437        $ 60,867,816        $ 47,457,258
  Life premiums ....................................            866,222             795,449           1,812,319           1,641,820
                                                           ------------        ------------        ------------        ------------
                                                             32,210,241          25,690,886          62,680,135          49,099,078


  Net investment income ............................          2,505,094           1,806,908           4,891,163           3,489,374
  Net realized capital gains .......................             41,662                 135              92,883              13,258
  Other income .....................................             95,542              70,554             181,292             131,828
                                                           ------------        ------------        ------------        ------------
                                                             34,852,539          27,568,483          67,845,473          52,733,538

Benefits and expenses:
  Benefits to policyholders ........................         21,831,785          16,412,339          41,618,439          31,111,467
  Commissions ......................................         10,683,716           9,371,479          20,870,587          16,771,345
  Net policy acquisition costs  deferred ...........         (5,302,723)         (4,200,181)         (9,472,579)         (6,625,223)
  General and administrative .......................          3,487,365           3,076,191           6,793,081           5,793,357
  Interest .........................................             33,740             109,679              69,955             246,191
                                                           ------------        ------------        ------------        ------------
                                                             30,733,883          24,769,507          59,879,483          47,297,137

Income before federal income taxes .................          4,118,656           2,798,976           7,965,990           5,436,401
Provision for federal income taxes .................          1,236,000             836,000           2,390,000           1,631,000
                                                           ------------        ------------        ------------        ------------
    Net Income .....................................      $   2,882,656        $  1,962,976        $  5,575,990        $  3,805,401
                                                           ============        ============        ============        ============


Earnings per share .................................       $       0.41        $       0.42        $       0.80        $       0.81

Weighted average number of shares ..................          6,993,805           4,671,284           6,995,819           4,671,284
     Outstanding




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 PENN TREATY AMERICAN CORPORATION
                                         AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                            (UNAUDITED)
                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                         -----------------------------
                                                                              1996              1995
                                                                         ------------     ------------

Net cash flow from operating activities:
  Net income ........................................................    $  5,575,990     $  3,805,401
  Adjustments to reconcile net income to cash provided by operations:
    Amortization of intangible assets ...............................          17,880           17,880
    Policy acquisition costs, net ...................................      (9,472,579)      (6,625,223)
    Deferred income taxes ...........................................       2,761,132        1,518,107
    Depreciation expense ............................................         176,600          144,597
    Net realized capital (gains) losses .............................         (92,883)         (13,258)
  Increase (decrease) due to change in:
    Receivables from agents .........................................        (295,763)        (106,291)
    Receivable from reinsurers ......................................        (434,631)        (907,182)
    Policy and contract claims ......................................       5,505,844        5,244,005
    Policy and unearned premium reserves ............................      14,633,827        9,006,623
    Accounts payable and other liabilities ..........................         852,938          482,168
    Federal income taxes recoverable ................................        (987,884)         112,893
    Federal income tax payable ......................................        (183,249)               0
    Accrued investment income .......................................        (177,088)        (125,033)
    Other, net ......................................................      (1,149,742)        (371,220)
                                                                         ------------     ------------
     Cash provided by operations ....................................      16,730,392       12,183,467

Cash flow from (used in) investing activities:
  Proceeds from sales of investments ................................       4,108,700        3,663,124
  Maturities of investments .........................................       5,027,858        1,463,386
  Purchase of investments ...........................................     (23,493,790)     (16,952,840)
  Acquisition of property and equipment .............................      (1,501,803)        (221,115)
                                                                         ------------     ------------
      Cash used in investing ........................................     (15,859,035)     (12,047,445)

Cash flow from (used in) financing activities:
  Proceeds from exercise of stock options ...........................         323,583                0
  Repayments of mortgages and other debts ...........................         (81,261)         (87,580)
                                                                         ------------     ------------
      Cash provided by/(used in) financing ..........................         242,322          (87,580)
                                                                         ------------     ------------

Increase in cash ....................................................       1,113,679           48,442

Cash balances:
  Beginning of period ...............................................       8,881,061        7,226,769
                                                                         ------------     ------------
  End of period .....................................................    $  9,994,740     $  7,275,211
                                                                         ============     ============
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996
(unaudited)

The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in Penn Treaty American Corporation's ("the Company's") Annual Report on Form 10-K for the year ended December 31, 1995.

In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods. Certain prior period amounts have been reclassified to conform with current period presentation.

1.       Investments

           Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of June 30, 1996, shareholders' equity was increased by $291,894 due to unrealized gains of $442,263 in the investment portfolio. As of December 31, 1995, shareholders' equity was increased by $4,055,788 due to unrealized gains of $6,145,649 in the investment portfolio.

           The  amortized  cost  and  estimated   market  value  of  investments
           available for sale as of June 30, 1996 and December 31, 1995 are as follows:

                                                                          June 30, 1996                        December 31, 1995
                                                                   -----------------------------       -----------------------------
                                                                   Amortized          Estimated        Amortized          Estimated
                                                                      Cost          Market Value         Cost           Market Value
                                                                  ------------      ------------      ------------      ------------
U.S. Treasury securities
  and obligations of U.S
  Government corporations
  and agencies .............................................      $119,239,617      $118,307,989     $ 103,119,270     $ 107,160,841


Obligations of states and
  political sub-divisions ..................................        24,952,467        25,439,679        24,952,467        26,147,000


Debt securities issued by
  foreign governments ......................................           424,055           441,195           449,055           480,500


Corporate securities .......................................         4,020,169         3,959,148         5,619,499         5,820,000


Other  debt securities .....................................           966,258           980,000         2,460,484         2,635,000


Equities ...................................................         3,548,626         4,465,444         2,102,529         2,605,612


Policy Loans ...............................................            81,632            81,632            79,404            79,404
                                                                  ------------      ------------      ------------      ------------

Total Investments ..........................................       153,232,824       153,675,087       138,782,708       144,928,357
                                                                  ============      ============      ============      ============

Net unrealized gain (loss) .................................           442,263                           6,145,649

                                                                  $153,675,087                        $144,928,357
                                                                  ============                        ============

2.       Reinsurance

           The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of operations which are net of reinsurance activity:

                                                                              Ceded to                Assumed
                                                           Gross                Other               from Other               Net
                                                           Amount             Companies              Companies             Amount
                                                       ------------         ------------          ------------          ------------
Three Months Ended
    June 30, 1996
   Ordinary Life Insurance
     In-Force ................................         $ 63,697,040         $ 12,402,000          $          0          $ 51,295,040
   Premiums:
        Accident and health ..................           31,968,639              735,455               110,835            31,344,019
        Life .................................            1,100,686              234,464                     0               866,222
   Benefits to Policyholders:
        Accident and health ..................           14,320,577              250,521                52,093            14,122,149
        Life .................................              422,100               86,276                     0               335,824
   Inc (dec) in Policy
Reserves:
        Accident and health ..................            7,378,433              189,193                (1,204)            7,188,036
        Life .................................              243,293               57,517                     0               185,776
   Commissions ...............................         $ 10,974,859         $    307,767          $     16,624          $ 10,683,716
Three Months Ended
    June 30, 1995
   Ordinary Life Insurance
     In-Force ................................         $ 60,344,771         $ 17,505,000          $          0          $ 42,839,771
   Premiums:
        Accident and health ..................           25,255,559              516,248               156,126            24,895,437
        Life .................................            1,217,167              421,718                     0               795,449
   Benefits to Policyholders:
        Accident and health ..................           11,819,622              609,071                67,859            11,278,410
        Life .................................              374,142               76,567                     0               297,575
   Inc (dec) in Policy
Reserves:
        Accident and health ..................            4,612,903              (17,817)                6,788             4,637,508
        Life .................................              477,193              278,347                     0               198,846
   Commissions ...............................         $  9,615,405         $    267,335          $     23,409          $  9,371,479
Six Months Ended
    June 30, 1996
   Ordinary Life Insurance
     In-Force ................................         $ 63,697,040         $ 12,402,000          $          0          $ 51,295,040
   Premiums:
        Accident and health ..................           62,105,601            1,471,770               233,985            60,867,816
        Life .................................            2,179,710              367,391                     0             1,812,319
   Benefits to Policyholders:
        Accident and health ..................           27,637,977              921,784               109,973            26,826,166
        Life .................................              839,686              223,830                     0               615,856
   Inc (dec) in Policy
Reserves:
        Accident and health ..................           14,147,374              372,614                (3,046)           13,771,714
        Life .................................              485,283               80,580                     0               404,703
   Commissions ...............................         $ 21,460,237         $    624,747          $     35,097          $ 20,870,587

                                                                              Ceded to                Assumed
                                                           Gross                Other               from Other               Net
                                                           Amount             Companies              Companies             Amount
                                                       ------------         ------------          ------------          ------------
Six Months Ended
    June 30, 1995
   Ordinary Life Insurance
     In-Force ................................         $ 60,344,771         $ 17,505,000          $          0          $ 42,839,771
   Premiums:
        Accident and health ..................           48,240,519            1,093,324               310,063            47,457,258
        Life .................................            2,472,936              831,116                     0             1,641,820
   Benefits to Policyholders:
        Accident and health ..................           23,062,669            1,166,025               140,209            22,036,853
        Life .................................              652,836              183,958                     0               468,878
   Inc (dec) in Policy
Reserves:
        Accident and health ..................            8,226,055              (24,539)                5,521             8,256,115
        Life .................................              827,466              477,845                     0               349,621
   Commissions ...............................         $ 17,255,763         $    530,918          $     46,500          $ 16,771,345

3.       Merger Agreements

           On June 10, 1996, the Company, in conjunction with Health Insurance of Vermont, Inc. ("HIVT"), submitted a proxy statement/prospectus to the shareholders of HIVT as notice of a special meeting of HIVT shareholders to be held on July 11, 1996 to endorse an agreement of merger between HIVT and a subsidiary of the Company ("the Merger"). The shareholders of HIVT approved the Merger on July 11, 1996. Subject to obtaining required regulatory approval, the Company expects the merger to close on or before August 31, 1996.

           On June 25, 1996, the Company signed a letter of intent ("the Letter") to purchase 100% of the outstanding common stock of Merrion Insurance Company, Inc. ("Merrion"), a licensed New York domiciled company. Under the Letter, there will be no transfer of business, premium or liability. It is anticipated that a Definitive Purchase Agreement will be signed and become final during the third quarter, 1996.

           Upon regulatory approval of the Merger and the Definitive Purchase Agreement, the Company will be licensed in all 50 United States and the District of Columbia.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Second Quarter and Three Months Ended June 30, 1996 and 1995:

         Accident and Health Premiums. First year accident and health premiums earned in the three month period ended June 30, 1996 (the 1996 quarter), including long-term care and Medicare supplement, increased 14.2% to $11,207,016, compared to $9,814,601 in the same period in 1995 (the 1995 quarter). First year long-term care premiums earned in the 1996 quarter increased 13.8% to $11,094,041, compared to $9,746,943 in the 1995 quarter. This increase was primarily attributable to increased sales of home health care policies, which increased to $5,660,479 for the 1996 quarter from $3,489,330 for the same period in 1995. Premiums from sales of nursing home care policies decreased from $6,257,613 in the 1995 quarter to $5,433,562 in the 1996 quarter. These results reflect increased market demand for the Company's home health care policies, particularly its Independent Living policy first introduced in the fourth quarter of 1994, relative to its nursing home policies. First year Medicare supplement premiums earned by the Company in the 1996 quarter increased to $112,975 from $67,658 in the 1995 quarter. Total new business for this product remains low due to the Company's continued reduced emphasis of its Medicare supplement products because of lower profit margins associated with this line of business.

Renewal accident and health premiums earned by the Company in the 1996 quarter including long-term care and Medicare supplement, increased 33.5% to $20,137,003, compared to $15,080,836 in the same period of 1995. Renewal long-term care premiums earned in the 1996 quarter increased 35.3% to $19,502,369, compared to $14,411,152 in the 1995 quarter. This increase reflects renewals of a larger base of in-force policies, as well as the effect of rate increases the Company received in various states. The Company believes that this increase also reflects an increase in persistency, or renewals as a percentage of total prior year business. Renewal Medicare supplement premiums in the 1996 quarter decreased 5.2% to $634,634, compared to $669,684 in the 1995 quarter. This trend is consistent with the Company's decision not to actively pursue Medicare supplement business.

         Life Premiums. First year life premiums earned by the Company in the 1996 quarter decreased 22.9% to $361,751, compared to $469,161 in the 1995 quarter. The Company's life business has remained stable as the Company is focusing its marketing efforts on its Independent Living policy and its other long-term care products. Renewal life premiums earned by the Company in the 1996 quarter increased to $504,471, compared to $326,288 in the 1995 quarter. This increase was primarily the result of renewals of first-year policies written in 1995.

         Net Investment Income. Net investment income earned by the Company for the 1996 quarter increased 38.6% to $2,505,094, from $1,806,908 for the 1995 quarter. This increase was primarily the result of growth in the Company's investment assets due to continued premium growth and additional funds of $22,500,000 from the Company's public offering in July 1995, which were partially offset by a decrease in the average yield on the Company's investments to 6.63% for the 1996 quarter from 6.76% for the same period in 1995.

         Benefits to Policyholders. Total benefits to policyholders in the 1996 quarter increased 33.0% to $21,831,785 compared to $16,412,339 in the 1995 quarter.

Accident and health benefits to policyholders in the 1996 quarter increased 33.9% to $21,310,185 compared to $15,915,918 in the 1995 quarter. The Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 68.0% in the 1996 quarter, compared to 63.9% in the 1995 quarter. This increase in the loss ratio was due, in part, to the increase in premium of the Company's Independent Living policy which is reserved for at a higher rate, and also to improved persistency. In addition, management believes that claims were reported more quickly in the last part of the first quarter and throughout the second quarter of 1996 due to the Company's offer to waive a policy elimination period if the insured agrees to utilize case management. Management expects that this acceleration of reported claims has all been recognized by the end of the 1996 quarter.

Life benefits to policyholders in the 1996 quarter increased to $521,600, compared to $496,421 for the 1995 quarter. The life loss ratio (the ratio of claims experience and increases in policy reserves to total life premium) was 60.2% in the 1996 quarter, compared to 62.4% in the 1995 quarter, and reflects the actual claims incurred and actuarial reserves necessary to support the portfolio mix of business.

         Commissions. Commissions to agents increased 14.0% to $10,683,716 in the 1996 quarter compared to $9,371,479 in the 1995 quarter.

First year commissions on accident and health business in the 1996 quarter increased 12.2% to $7,229,121, compared to $6,445,587 in the 1995 quarter, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 64.5% in the 1996 quarter and 65.7% in the 1995 quarter. First year commissions on life business in the 1996 quarter decreased 20.0% to $268,757, compared to $336,159 in the 1995 quarter, directly reflecting the Company's reduction in first year life premiums. The ratio of first year life commissions to first year life premiums was 74.3% in the 1996 quarter compared to 71.7% in the 1995 quarter.

Renewal commissions on accident and health business in the 1996 quarter increased 22.5% to $3,122,472, compared to $2,548,778 in the 1995 quarter, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.5% in the 1996 quarter and 16.9% in the 1995 quarter. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the agents.

         Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 1996 quarter increased 26.2% to $5,302,723 compared to $4,200,181 in the 1995 quarter, consistent with the growth of the Company's business. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is better or worse than the persistency assumed for reserving purposes. The deferral of policy acquisition costs has remained consistent with the growth of premiums, and the growth in amortization of policy acquisition costs has been modified by improved persistency.

         General and Administrative Expenses. General and administrative expenses in the 1996 quarter increased 13.4% to $3,487,365, compared to $3,076,191 in the 1995 quarter. This increase was due to the increase in the growth of the Company's business. The ratio of general and administrative expenses to total revenues decreased to 10.0% in the 1996 quarter, compared to 11.2% in 1995 due to increases in investment income and operating efficiencies realized with premium growth.

         Net Income. Net income of $2,882,656 for the 1996 quarter was $919,680 or 46.9% above the same period for 1995 of $1,962,976. Net income includes income tax provisions of $1,236,000 and $836,000, for the 1996 and 1995 quarters, respectively. Income before federal income taxes increased in the 1996 quarter by $1,319,680 or 47.1% to $4,118,656. This increase was primarily attributable to the continuing growth of premiums earned.

Six Months Ended June 30, 1996 and 1995:

         Accident and Health Premiums. First year accident and health premiums earned by the Company in the six month period ended June 30, 1996 (the 1996 period), increased 26.9% to $21,220,950, compared to $16,725,675 in the same period in 1995 (the 1995 period). First year long-term care premiums in the 1996 period increased 25.9% to $20,886,285, compared to $16,594,588 in the 1995 period. This increase was primarily attributable to increased sales of home health care policies, which increased to $10,308,518 for the 1996 period from $5,248,829 for the same period in 1995. Premiums from sales of nursing home care policies decreased from $11,345,759 in the 1995 period to $10,577,767 in the 1996 period. Management believes these results reflect an ongoing market for long-term care, particularly in home health care coverage. First year Medicare supplement premiums earned by the Company in the 1996 period increased to $334,665 from $131,087 in the 1995 period. The Company places reduced emphasis upon this product due to reduced profitability caused by regulation.

Renewal accident and health premiums earned by the Company in the 1996 period increased 29.0% to $39,646,866, compared to $30,731,583 in the same period of 1995. Renewal long-term care premiums in the 1996 period increased 30.9% to $38,290,593, compared to $29,252,267 in the 1995 period. This increase reflects higher persistency of a continuing growth portfolio Renewal Medicare supplement premiums earned by the Company in the 1996 period decreased 8.3% to $1,356,273, compared to $1,479,316 in the 1995 period. This trend is consistent with the Company's decision not to actively pursue Medicare supplement business.

         Life Premiums. First year life premiums earned by the Company in the 1996 period decreased 15.2% to $748,787, compared to $882,729 in the 1995 period. The Company's life business has remained stable as the Company is focusing its marketing efforts on its Independent Living policy and its other long-term care products. Renewal life premiums in the 1996 period increased to

$1,063,532, compared to $759,091 in the 1995 period. This increase was primarily the result of renewals of first-year policies written in 1995.

         Net Investment Income. Net investment income earned by the Company for the 1996 period increased 40.2% to $4,891,163, from $3,489,374 for the 1995 period. This increase was primarily the result of growth in the Company's investment assets due to continued premium growth and additional funds of $22,500,000 from the Company's public offering in July 1995, which were partially offset by a decrease in the average yield on the Company's investments to 6.59% for the 1996 period from 6.98% for the same period in 1995.

         Benefits to Policyholders. Benefits to policyholders in the 1996 period increased 33.8% to $41,618,439 compared to $31,111,467 in the 1995 period. Accident and health benefits to policyholders in the 1996 period increased 34.0% to $40,597,880 compared to $30,292,968 in the 1995 period. The Company's accident and health loss ratio was 66.7% in the 1996 period, compared to 63.8% in the 1995 period. This increase in loss ratio was due, in part, to the increase in premium and policies of the Company's Independent Living policy which is reserved for at a higher rate, and also to improved persistency. In addition, management believes that claims were reported more quickly in the last part of the first quarter and throughout the second quarter of 1996 due to the Company's offer to waive a policy elimination period if the insured agrees to utilize case management. Management expects that this acceleration of reported claims has all been recognized by the end of the 1996 quarter.

Life benefits to policyholders in the 1996 period increased to $1,020,559, compared to $818,499 for the 1995 period. The life loss ratio was 56.3% in the 1996 period, compared to 49.9% in the 1995 period. This increase relates to the maturing of the life products that the Company first introduced in August 1993.

         Commissions. Commissions to agents increased 24.4% to $20,870,587 in the 1996 period compared to $16,771,345 in the 1995 period.

First year commissions on accident and health business in the 1996 period increased 26.6% to $13,985,603, compared to $11,044,627 in the 1995 period, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 65.9% in the 1996 period and 66.0% in the 1995 period. First year commissions on life business in the 1996 period decreased 13.1% to $579,029, compared to $666,600 in the 1995 period, directly reflecting the Company's reduction in first year life premiums. The ratio of first year life commissions to first year life premiums was 77.3% in the 1996 period compared to 74.8% in the 1995 period.

Renewal commissions on accident and health business in the 1996 period increased 23.9% to $6,182,921, compared to $4,991,531 in the 1995 period, remaining consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.6% in the 1996 period and 16.2% in the 1995 period. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the producing agents.

         Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 1996 period increased 43.0% to $9,472,579 compared to $6,625,223 in the 1995 period, consistent with the growth of the Company's business. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is better or worse than the persistency assumed for reserving purposes. The deferral of policy acquisition costs has remained consistent with the growth of premiums, and the growth in amortization of policy acquisition costs has been modified by improved persistency.

         General and Administrative Expenses. General and administrative expenses in the 1996 period increased 17.3% to $6,793,081, compared to $5,793,357 in the 1995 period. This increase was due to the increase in the growth of the Company's business. The ratio of general and administrative expenses to total revenues decreased to 10.0% in the 1996 period, compared to 11.0% in 1995 due to increases in investment income and operating efficiencies realized with premium growth.

         Net Income. Net income of $5,575,990 for the 1996 period was $1,770,589 or 46.5% above the same period for 1995 of $3,805,401. Net income includes income tax provisions of $2,390,000 and $1,631,000, for the 1996 and 1995 periods, respectively. Income before federal income taxes increased in the 1996 period by $2,529,589 or 46.5% to $7,965,990. This increase was primarily attributable to the continuing growth of premiums earned.

Liquidity and Capital Resources:

The Company's consolidated liquidity requirements have historically been created and met from the operations of the Insurers. The Company's primary sources of cash are premiums and investment income. The Company has, and may continue to provide cash through public offerings of its common stock. The primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

Statutory requirements allow insurers to pay dividends only from statutory earnings as approved by the state insurance commissioner. Statutory earnings are generally lower than publicly-reported earnings due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. The Company believes that this statutory requirement presents hardship to growth companies, disabling their ability to pay dividends to shareholders. The Company has not and does not intend to pay shareholder dividends in the near future due to these requirements, choosing to retain statutory surplus to support continued premium growth.

The Company invests in securities and other investments authorized by applicable state laws and regulations, and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. At December 31, 1995, the average maturity of the Company's bond portfolio was 6.4 years and its market value exceeded its cost by 4.1% or approximately $5,643,000. At June 30, 1996, the average maturity of the Company's bond portfolio was 6.3 years, and its market value represented approximately 99.7% of its cost, with a current loss of $474,555.

The Company's investment securities are all classified as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at the current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of June 30, 1996, shareholders' equity was increased by $291,894 due to unrealized gains of $442,263 in the investment portfolio. As of December 31, 1995, shareholders' equity was increased by $4,055,788 due to unrealized gains of $6,145,649 in the investment portfolio.

On December 28, 1994, the Company borrowed $4,000,000 from a bank as a secured term loan, subject to repayment requirements associated with the Company's ongoing public offering. The proceeds of the loan were contributed to the surplus of PTLIC in the form of cash to strengthen its overall surplus position to allow for additional premium growth within statutory surplus limits. The Company repaid this loan with a portion of the proceeds from the public offering, which was consummated on July 6, 1995, and yielded net proceeds of $26,165,000 from the sale of 2,300,000 shares of the Company's common stock. The Company contributed $14,000,000 of the net proceeds as surplus to its subsidiary insurers during the third quarter of 1995.

The Company regularly evaluates potential acquisition opportunities for blocks of existing business or other companies. On June 10, 1996, the Company, in conjunction with Health Insurance of Vermont, Inc. ("HIVT"), submitted a proxy statement/prospectus to the shareholders of HIVT as notice of a special meeting of HIVT shareholders to be held on July 11, 1996 to endorse an agreement of merger between HIVT and a subsidiary of the Company ("the Merger"). The shareholders of HIVT approved the Merger on July 11, 1996. Subject to obtaining required regulatory approval, the Company expects the merger to close on or before August 31, 1996.

On June 25, 1996, the Company signed a letter of intent ("the Letter") to purchase 100% of the outstanding common stock of Merrion Insurance Company, Inc. ("Merrion"), a licensed New York domiciled company. Under the Letter, there will be no transfer of business, premium or liability. It is anticipated that a Definitive Purchase Agreement will be signed and become final during the third quarter, 1996.

Upon regulatory approval of the Merger and the Definitive Purchase Agreement, the Company will be licensed in all 50 United States and the District of Columbia. The Company will utilize a portion of the net proceeds of its public offering to fund the pending acquisitions of HIVT and Merrion.

In the event the Company fails to maintain minimum loss ratios calculated in accordance with statutory guidelines, fails to meet other requirements mandated and enforced by regulatory authorities, has adverse claim experience in the future, or the economy continues to effect the buying power of senior citizens, the Company's results of operations, liquidity and capital resources could be adversely affected.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 24, 1996. At such meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

         (1) Election of three persons to the Company's Board of Directors as Class III Directors to serve until the 1999 Annual Meeting of Shareholders and until their successors are elected and have been qualified.

                                Michael F. Grill

     5,339,040  Affirmative                      0        Negative
        10,950  Withheld                         0        Abstentions and broker
                                                          non-votes

                          C. Mitchell Goldman, Esquire

     5,398,440  Affirmative                      0        Negative
        11,550  Withheld                         0        Abstentions and broker
                                                          non-votes

                                 John W. Mahoney

     5,398,440  Affirmative                      0        Negative
        11,550  Withheld                         0        Abstentions and broker
                                                          non-votes

         Subsequently, on June 5, 1996, Mr. Mahoney resigned as a member of the Company's Board of Directors. Mr. Mahoney took no actions as a Director.

         (2) Ratification of the selection of Coopers & Lybrand L.L.P. as independent public accountants for the Company and its subsidiaries for the year ending December 31, 1996.

     5,406,990  Affirmative                      2,900   Negative
             0  Withheld                           100   Abstentions and broker
                                                         non-votes

Item 5.  Other Information

         On June 6, 1996, the Company entered into Change of Control Employment Agreements with the following Directors and Officers:

         1. Irving Levit, President, Chief Executive Officer and Chairman of the Board
         2.  A.J. Carden, Executive Vice President and Director
         3.  Michael F. Grill, Treasurer and Director
         4.  Jack D. Baum, Vice President, Marketing and Director
         5.  Glen A. Levit, Vice President, Sales and Director


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit 10.1 - Material Contract with A.J. Carden
         Exhibit 10.2 - Material Contract with Jack D. Baum
         Exhibit 10.3 - Material Contract with Michael F. Grill
         Exhibit 10.4 - Material Contract with Glen A. Levit
         Exhibit 10.5 - Material Contract with Irving Levit
         Exhibit 11 -    Earnings Per Share Calculation
         Exhibit 27 -    Financial Data Schedule

(b)      Reports on Form 8-K:
         The Company filed one report on Form 8-K/A, Amendment No. 1, during the quarter ending June 30, 1996, pursuant to Item 5 of that form. No financial statements were filed as part of that report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PENN TREATY AMERICAN CORPORATION
                                                       Registrant


Date:  August 9, 1996                      /s/   Irving Levit
                                                 ______________________
                                                 Irving Levit
                                                 President

Date:  August 9, 1996                     /s/    Michael F. Grill
                                                 ______________________
                                                 Michael F. Grill
                                                Treasurer