Form 10-Q
period 1996-09-30
PENN TREATY AMERICAN CORP
filed 1996-11-08
CIK 814181

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC   20549

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

                                          or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
    ______________________________  to  __________________________

Commission file number 0-13972

                           PENN TREATY AMERICAN CORPORATION
                       ---------------------------------------
                (Exact name of registrant as specified in its charter)

       PENNSYLVANIA                              23-1664166
-------------------------------             ---------------------------
(State or other jurisdiction of             (I.R.S. Employer Identifi-
incorporation of organization)              cation No.)

                      3440 LEHIGH STREET, ALLENTOWN, PA   18103
                      -----------------------------------------
            (Address, including zip code, of principal executive offices)

                                    (610) 965-2222
                                    --------------
                 (Registrant's telephone number, including area code)

                                    NOT APPLICABLE
                                   ---------------
(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X   NO
                                        ---     ----
The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of November 8, 1996 was 7,505,373.

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The registrant's Unaudited Consolidated Balance Sheets, Statements of Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 8 of this report, respectively. These financial statements represent the consolidation of the operations of the registrant, and its subsidiaries, American Network Insurance Company (ANIC), Senior Financial Consultants Company and Penn Treaty Life Insurance Company (PTLIC). ANIC, PTLIC and its subsidiary, Network America Life Insurance Company (the "Insurers"), are underwriters of long-term care insurance products. PTLIC and its subsidiary are also underwriters of life insurance products.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                                           SEPTEMBER 30,             DECEMBER 31,
                                                              1996                      1995
                                                              ----                      ----
                                                            (UNAUDITED)
                                ASSETS
  Investments:
    Bonds, available for sale at market,
      (amortized cost $167,552,583 and
       $136,600,775, respectively)                         $167,883,832              $142,243,341
    Equity securities at market value, (cost of
      $5,145,703 and $2,102,529, respectively)                6,401,816                 2,605,612
    Policy loans                                                 81,461                    79,404
                                                           ------------              -------------
      Total Investments                                     174,367,109               144,928,357
                                                           ------------              -------------
  Cash and cash equivalents                                   9,258,285                 8,881,061
  Property and equipment, at cost, less
    accumulated depreciation of $2,118,965
    and $1,854,065, respectively                              8,161,225                  5,740,353
  Unamortized policy acquisition costs                       76,742,702                 63,133,759
  Receivables from agents, less allowance for
    uncollectable amounts of $231,226                         1,613,175                  1,275,481
  Accrued investment income                                   2,689,463                  2,436,435
  Cost in excess of net assets acquired, less
    accumulated amortization of $258,637 and
    $231,826, respectively                                    5,341,622                  1,197,574
  Receivable from reinsurers                                  9,972,221                  7,730,828
  Present value of future profits acquired                    4,959,000                          -
  Other assets                                                4,167,740                  2,420,422
                                                           -------------             --------------
      Total Asset                                         $  297,272,542             $ 237,744,270

                     LIABILITIES
  Policy reserves:
    Accident and health                                   $   93,227,927             $  62,007,433
    Life                                                       7,855,817                 7,118,848
  Unearned premium reserve                                       511,610                    26,503
  Policy and contract claims                                  57,716,263                50,206,608
  Accounts payable and other liabilities                       4,589,672                 2,681,499
  Mortgages and other debts                                    2,082,926                 2,206,117
  Federal income taxes payable                                   243,586                   183,249
  Deferred income taxes                                       16,856,168                16,206,959
                                                           -------------             --------------
      Total Liabilities                                      183,083,969               140,637,216
                                                           -------------             --------------
  Commitments and contingencies
                SHAREHOLDERS' EQUITY
  Preferred stock, par value $1.00; 5,000,000                    ___                       ___
    shares authorized, none outstanding
  Common stock, par value $.10; 10,000,000
    shares authorized, 8,111,002 and
    7,576,913 shares issued                                     811,100                    757,691
  Additional paid-in capital                                 52,474,377                 41,146,594
  Net unrealized appreciation of securities                   1,047,659                  4,055,788
  Retained earnings                                          61,561,311                 52,852,855
                                                           -------------             --------------
                                                            115,894,447                 98,812,928
  Less 605,629 common shares held in treasury,
    at cost                                                  (1,705,874)                (1,705,874)
                                                              -----------                 ----------
      Total Shareholders' Equity                             14,188,573                 97,107,054
                                                           -------------             --------------
      Total Liabilities and Shareholders' Equity          $  297,272,542             $ 237,744,270
                                                           -------------             --------------
                                                           -------------             --------------

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                     PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                 1996          1995                1996              1995
                                                  ---           ----                ----              ----
 Revenue:
   Accident and health premiums            $31,510,960    $25,509,433         $92,378,776         $72,966,691
   Life premiums                               873,634        746,164           2,685,953           2,387,984
                                               -------        -------           ---------           ---------
                                            32,384,594     26,255,597          95,064,729          75,354,675

   Net investment income                     2,601,980      2,177,418           7,493,143           5,666,792
   Net realized capital gains                     -218          2,996              92,665              16,254
   Other income                                 88,637        124,601             269,929             256,429
                                               -------        -------           ---------           ---------
                                            35,074,993     28,560,612         102,920,466          81,294,150
 Benefits and expenses:
   Benefits to policyholders                20,161,328     16,387,215          61,779,767          47,498,682
   Commissions                              10,658,991      9,261,009          31,529,578          26,032,354
   Net policy acquisition costs  deferred   -4,053,954     -3,508,846         -13,526,533         -10,134,069
   General and administrative                3,850,155      3,033,698          10,643,236           8,827,055
   Interest                                     36,696         40,702             106,651             286,893
                                                ------         ------             -------             -------
                                            30,653,216     25,213,778          90,532,699          72,510,915
                                            ----------     ----------          ----------          ----------

 Income before federal income taxes          4,421,777      3,346,834          12,387,767           8,783,235
 Provision for federal income taxes          1,324,276      1,004,000           3,714,276           2,635,000
                                             ---------      ---------           ---------           ---------
     Net Income                             $3,097,501     $2,342,834          $8,673,491          $6,148,235


 Earnings per share                              $0.43          $0.35               $1.23               $1.15

 Weighted average number of shares
      Outstanding                            7,178,976      6,736,501           7,057,317           5,367,255


 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      --------------------
                                                      1996            1995
                                                      ----            -----
Net cash flow from operating activities:
  Net income                                        $8,673,491     $6,148,235
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                   76,477         26,820
    Policy acquisition costs, net                  (13,526,533)    (10,134,069)
    Deferred income taxes                            1,801,308      1,233,194
    Depreciation expense                               271,939        198,390
    Net realized capital (gains)                       (92,665)      (16,254)
  Increase (decrease) due to change in:
    Receivables from agents                           (325,255)      (122,697)
    Receivable from reinsurers                        (791,562)      (950,540)
    Policy and contract claims                       7,062,544      7,357,312
    Policy and unearned premium reserves            20,926,785     13,864,199
    Accounts payable and other liabilities           1,426,719        751,560
    Federal income tax payable                          79,711      1,358,866
    Accrued investment income                          (71,863)      (572,558)
    Other, net                                      (1,061,739)      (593,263)
                                                    ----------    -----------
     Cash provided by operations                    24,449,359    18,549,215

Cash flow from (used in) investing activities:
  Acquisition of business, net of cash received     (1,518,102)             0
  Proceeds from sales of investments                 8,701,987      3,844,760
  Maturities of investments                          7,851,943      4,320,808
  Purchase of investments                          (37,432,259)   (43,445,886)
  Acquisition of property and equipment             (2,076,888)      (641,974)
                                                    ----------    -----------
      Cash used in investing...................    (24,473,319)   (35,922,292)

Cash flow from (used in) financing activities:
  Net proceeds of public offering                            0     26,065,000
  Proceeds from exercise of stock options              510,377              0
  Repayments of mortgages and other debts             (123,191)    (4,113,098)
                                                    ----------    -----------
      Cash provided by/(used in) financing             387,186     21,951,902
                                                    ----------    -----------

Increase in cash                                       377,224      4,578,825

Cash balances:
  Beginning of period                                8,881,061      7,226,769
  End of period                                     $9,258,285    $11,805,594



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996
(unaudited)

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

1.  INVESTMENTS

    Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of September 30, 1996, shareholders' equity was increased by $1,047,659 due to unrealized gains of $1,587,362 in the investment portfolio. As of December 31, 1995, shareholders' equity was increased by $4,055,788 due to unrealized gains of $6,145,649 in the investment portfolio.

    The amortized cost and estimated market value of investments available for sale as of September 30, 1996 and December 31, 1995 are as follows:



                                               SEPTEMBER 30, 1996                     DECEMBER 31, 1995
                                        ---------------------------------        ------------------------------
                                           AMORTIZED       ESTIMATED              AMORTIZED         ESTIMATED
                                             COST         MARKET VALUE               COST          MARKET VALUE
                                              ----         ------------               ----          ------------
   U.S. Treasury securities
     AND Obligations of U.S
     Government corporations
     And Agencies                       $ 138,155,892       $137,677,532        $ 103,119,270       $  107,160,841

   Obligations of states and
     Political Sub-divisions               24,952,467         25,803,588           24,952,467           26,147,000

   debt Securities issued by
     Foreign governments                      424,055            440,286              449,055              480,500

   Corporate securities                     4,020,169          3,962,426            5,619,499            5,820,000

   Other Debt securities                           0                  0            2,460,484            2,635,000

   Equities                                 5,145,703          6,401,816            2,102,529            2,605,612

   Policy Loans                                81,461             81,632               79,404               79,404
                                        --------------      -------------        -------------        -------------

   Total Investments                      172,779,747        174,367,109          138,782,708          144,928,357
                                        --------------      -------------        -------------        -------------
                                        --------------      -------------        -------------        -------------

   Net Unrealized gain (loss)               1,587,362          6,145,649        $ 174,367,280        $ 144,928,357
                                        --------------      -------------        -------------        -------------


2.  MERGER AGREEMENTS

    On August 30, 1996, the Company, consummated its acquisition of Health Insurance of Vermont ("HIVT") as a reverse triangular merger with its newly formed subsidiary, Mayfly, Inc. ("Mayfly"). The resultant wholly-owned subsidiary of the Company was incorporated under the state of Vermont as American Network Insurance Company ("ANIC").

    On June 25, 1996, the Company signed a letter of intent to purchase 100% of the outstanding common stock of Merrion Insurance Company, Inc. ("Merrion"), a licensed New York domiciled company. On August 23, 1996, the Company rescinded its intention to purchase Merrion.

3.  SUBSEQUENT EVENTS

    On November 7, 1996, the Company announced that it plans to offer $60,000,000 aggregate principal amount of Convertible Subordinated Notes due 2003 (the "Notes"). The Company will grant to the initial purchasers the option to purchase up to an additional $9,000,000 principal amount of the notes solely to cover over-allotments. The Notes will be convertible into shares of Common Stock of the Company at a fixed conversion price per share to be determined, subject to adjustment in certain circumstances. The notes will be redeemable by the Company at declining redemption prices commencing in November 1999. The purpose of the proposed offering is to provide funds to support future growth. The Company intends to register the notes and the underlying Common Stock within 90 days of the first issuance of the Notes.

    The Notes will be offered through initial purchasers in the United States only to qualified institutional buyers in reliance on Rule 144a under the Securities Act of 1933, as amended (the "Act") and to a limited number of institutional "Accredited Investors" as defined in the act. The remainder of the Notes will be offered by the initial purchasers outside the United States in reliance on Regulation S under the Act.

    The notes issued and sold in reliance on Rule 144a are expected to be eligible for trading on the PORTAL market of the National Association of Securities Dealers, Inc.

    THE NOTES AND THE UNDERLYING COMMON STOCK OFFERED HAVE NOT BEEN REGISTERED UNDER THE ACT AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES ABSENT REGISTRATION OR AN APPLICABLE EXEMPTION FROM REGISTRATION REQUIREMENTS.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THIRD QUARTER AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

    ACCIDENT AND HEALTH PREMIUMS. First year accident and health premiums earned in the three month period ended September 30, 1996 (the 1996 quarter), including long-term care and Medicare supplement, increased 11.1% to $10,974,991, compared to $9,877,625 in the same period in 1995 (the 1995 quarter). First year long-term care premiums earned in the 1996 quarter increased 10.7% to $10,864,391, compared to $9,815,629 in the 1995 quarter.
This increase was primarily attributable to increased sales of home health care policies, which increased to $4,851,993 for the 1996 quarter from $3,968,734 for the same period in 1995. Premiums from sales of nursing home care policies decreased from $5,846,895 in the 1995 quarter to $6,012,398 in the 1996 quarter. These results reflect increased market demand for the Company's home health care policies, particularly its Independent Living policy first introduced in the fourth quarter of 1994, relative to its nursing home policies. Management believes this trend indicates more nursing home care insurance is being purchased by policyholders as riders to home health care policies, rather than as a stand-alone or lead policy. First year Medicare supplement premiums earned by the Company in the 1996 quarter increased to $110,600 from $61,996 in the 1995 quarter. Total new business for this product remains low due to the Company's continued reduced emphasis of its Medicare supplement products because of lower profit margins associated with this line of business.

Renewal accident and health premiums earned by the Company in the 1996 quarter including long-term care and Medicare supplement, increased 27.9% to $19,988,957, compared to $15,631,808 in the same period of 1995. Renewal long-term care premiums earned in the 1996 quarter increased 29.3% to $19,386,718, compared to $14,989,221 in the 1995 quarter. This increase reflects renewals of a larger base of in-force policies, as well as the effect of rate increases the Company received in various states. The Company believes that this increase also reflects an increase in persistency, or renewals as a percentage of total prior year business. Renewal Medicare supplement premiums in the 1996 quarter decreased 6.3% to $602,239, compared to $642,587 in the 1995 quarter. This trend is consistent with the Company's decision not to actively pursue Medicare supplement business.

In addition, ANIC, which the Company acquired on August 30, 1996, generated Accident and Health premiums, comprised primarily of long-term disability coverage, of $547,012 during the 1996 quarter.

    LIFE PREMIUMS. First year life premiums earned by the Company in the 1996 quarter decreased 9.5% to $345,040, compared to $381,391 in the 1995 quarter. The Company's life business has remained stable as the Company is focusing its marketing efforts on its Independent Living policy and its other long-term care products. Renewal life premiums earned by the Company in the 1996 quarter increased to $528,594, compared to $364,773 in the 1995 quarter. This increase was primarily the result of renewals of first-year policies written in 1995.

    NET INVESTMENT INCOME. Net investment income earned by the Company, excluding ANIC, for the 1996 quarter increased 16.1% to $2,527,870, from $2,177,418 for the 1995 quarter. This increase was primarily the result of growth in the Company's investment assets due to continued premium growth, which was partially offset by a decrease in the average yield on the Company's investments, at cost, to 6.43% for the 1996 quarter from 6.91% for the same period in 1995. ANIC's average investments of $13,152,621, from an average yield of 6.87%, produced an additional $74,110 for the 1996 quarter.

    BENEFITS TO POLICYHOLDERS. Total benefits to policyholders in the 1996 quarter increased 23.0% to $20,161,328 compared to $16,387,215 in the 1995 quarter.

Excluding ANIC, accident and health benefits to policyholders in the 1996 quarter increased 21.2% to $19,416,579 compared to $16,021,632 in the 1995 quarter. The Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 62.7% in the 1996 quarter, compared to 62.8% in the 1995 quarter. As management expected, the accelerated claims reported throughout 1996, due to the Company's offer to waive a policy elimination period if the insured agrees to utilize case management, remained higher at the start of the quarter, but showed a declining trend by the end of the 1996 quarter. Management expects that this acceleration of reported claims has all been recognized by the end of the 1996 quarter. Benefits for long-term disability from ANIC totaled $260,320 for the 1996 quarter.

Life benefits to policyholders in the 1996 quarter increased to $484,429, compared to $365,583 for the 1995 quarter. The life loss ratio (the ratio of claims experience and increases in policy reserves to total life premium) was 55.4% in the 1996 quarter, compared to 49.0% in the 1995 quarter, and reflects the actual claims incurred and actuarial reserves necessary to support the portfolio mix of business.

    COMMISSIONS. Commissions to agents increased 14.4% to $10,591,302 in the 1996 quarter compared to $9,261,009 in the 1995 quarter. In addition, ANIC commissions on long-term disability policies generated $67,689 in the 1995 quarter.

For the Company, excluding ANIC, first year commissions on accident and health business in the 1996 quarter increased 9.2% to $7,116,404, compared to $6,517,477 in the 1995 quarter, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 64.8% in the 1996 quarter and 66.0% in the 1995 quarter. First year commissions on life business in the 1996 quarter decreased 26.3% to $227,598, compared to $308,743 in the 1995 quarter, directly reflecting the Company's reduction in first year life premiums. The ratio of first year life commissions to first year life premiums was 66.0% in the 1996 quarter compared to 81.0% in the 1995 quarter.

Renewal commissions on accident and health business in the 1996 quarter increased 33.2% to $3,182,832, compared to $2,389,987 in the 1995 quarter, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.9% in the 1996 quarter and 15.3% in the 1995 quarter. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the agents.

    NET POLICY ACQUISITION COSTS DEFERRED. The net deferred policy acquisition costs in the 1996 quarter increased 15.5% to $4,053,954 compared to $3,508,846 in the 1995 quarter, consistent with the growth of the Company's business. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. The deferral of policy acquisition costs has remained consistent with the growth of premiums, and the growth in amortization of policy acquisition costs has been modified by improved persistency.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the 1996 quarter increased 26.9% to $3,850,155, compared to $3,033,698 in the 1995 quarter. This increase was due to $167,414 related to the operating expense and amortization of goodwill of ANIC and to the increase in the growth of the Company's business. The ratio of general and administrative expenses to total premiums, excluding ANIC, remained at 11.6% in the 1996 quarter. As the Company utilizes, and expenses, case management for claims, expenses increase while claims costs are expected to decrease by a greater amount.

    NET INCOME. Net income of $3,097,501, including an ANIC contribution of $84,996, for the 1996 quarter was $727,667 or 30.7% above the same period for 1995 of $2,342,834. Net income includes income tax provisions of $1,324,276 and $1,004,000, for the 1996 and 1995 quarters, respectively. Income before federal income taxes increased in the 1996 quarter by $1,047,943 or 31.1% to $4,421,777. This increase was primarily attributable to the continuing growth of premiums earned.


NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

ACCIDENT AND HEALTH PREMIUMS. First year accident and health premiums earned by the Company in the nine month period ended September 30, 1996 (the "1996 period"), increased 21.0% to $32,195,941, compared to $26,603,300 in the same period in 1995 (the "1995 period"). First year long-term care premiums in the 1996 period increased 20.2% to $31,750,676, compared to $26,410,217 in the 1995 period. This increase was primarily attributable to increased sales of home health care policies, which increased to $15,160,511 for the 1996 period from $9,217,563 for the 1995 period. Premiums from sales of nursing home care policies decreased from $17,192,654 in the 1995 period to $16,590,165 in the 1996 period. Management believes that the increase in the sale of home health care policies reflects the continued growth in the home health care market. Management further believes that the decrease in the sale of nursing home policies primarily resulted from nursing home policies increasingly being sold as riders to home care policies as opposed to separate stand-alone policies. First year Medicare supplement premiums earned by the Company in the 1996 period increased to $445,265 from $193,083 in the 1995 period. The Company places reduced emphasis upon this product due to reduced profitability caused by regulation.

    Renewal accident and health premiums earned by the Company in the 1996 period increased 28.6% to $59,635,823, compared to $46,363,391 in the 1995 period. Renewal long-term care premiums in the 1996 period increased 30.4% to $57,677,311, compared to $44,241,488 in the 1995 period. This increase reflects higher persistency and growth of in-force premiums. Renewal Medicare supplement premiums earned by the Company in the 1996 period decreased 7.7% to $1,958,512, compared to $2,121,903 in the 1995 period. This trend is consistent with the Company's decision not to actively pursue Medicare supplement business.

    In addition, ANIC, which the Company acquired on August 30, 1996, generated accident and health premiums, comprised primarily of long-term disability coverage, of $547,012 during the 1996 period.

 LIFE PREMIUMS. First year life premiums earned by the Company decreased 13.5% to $1,093,827, in the 1996 period, compared to $1,264,120 in the 1995 period. The Company's life business has remained stable as the Company is focusing its marketing efforts on its Independent Living policy and its other long-term care products. Renewal life premiums in the 1996 period increased to $1,592,126, compared to $1,123,864 in the 1995 period. This increase was primarily the result of renewals of first-year policies written in 1995.

    In order to enhance the marketability of certain products, the Company has recently emphasized offering new policy holders a monthly premium payment plan. The Company believes that the lower monthly payment is more attractive than the historical larger annual premium payment and that offering the monthly payment option enables it to sell more policies. However, because the Company records premiums when due, and a higher percentage of new policy holders opted for the monthly payment option in the 1996 period compared with the 1995 period, management believes that it has experienced a delay in premium recognition of approximately $3,750,000 throughout the 1996 period.

 NET INVESTMENT INCOME. Net investment income earned by the Company for the 1996 period increased 32.2% to $7,493,143 from $5,666,792 for the 1995 period.
This increase was primarily the result of growth in the Company's investment assets due to continued premium growth and additional funds of approximately $26,000,000 from the Company's public offering in July 1995, which were partially offset by a decrease in the average yield at cost on the Company's investments to 6.67% for the 1996 period from 6.69% for the 1995 period.

 BENEFITS TO POLICYHOLDERS. Benefits to policyholders in the 1996 period increased 30.1% to $61,779,767, including ANIC expenses of $260,320, compared to $47,498,682 in the 1995 period. Accident and health benefits to policyholders in the 1996 period increased 30.1% to

$60,274,779 compared to $46,314,600 in the 1995 period. The Company's accident and health loss ratio was 65.2% in the 1996 period, compared to 63.5% in the 1995 period. This increase in loss ratio was due, in part, to the increase in premium and policies of the Company's Independent Living policy which is reserved for at a higher rate, and also to improved persistency. In addition, management believes that claims were reported more quickly throughout the 1996 period due to the Company's offer to waive a policy elimination period if the insured agreed to utilize a Case Manager. Management expects that this acceleration of reported claims will all be recognized by the end of the 1996 period.

    Life benefits to policyholders in the 1996 period increased to $1,504,988, compared to $1,184,082 for the 1995 period. The life loss ratio was 56.0% in the 1996 period, compared to 49.6% in the 1995 period. This increase relates to the maturing of the life products that the Company first introduced in 1993.

 COMMISSIONS. Commissions to agents increased 20.9% to $31,461,889 in the 1996 period compared to $26,032,354 in the 1995 period. In addition, ANIC commissions on long-term disability policies generated $67,689 of expenses in the 1996 period.

    For the Company, excluding ANIC, first year commissions on accident and health business in the 1996 period increased 19.7% to $21,027,007, compared to $17,562,104 in the 1995 period, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 65.3% in the 1996 period and 66.0% in the 1995 period. First year commissions on life business in the 1996 period decreased 17.3% to $806,627, compared to $975,343 in the 1995 period, directly reflecting the Company's reduction in first year life premiums. The ratio of first year life commissions to first year life premiums was 73.7% in the 1996 period compared to 77.2% in the 1995 period.

    Renewal commissions on accident and health business in the 1996 period increased 27.9% to $9,440,753, compared to $7,381,518 in the 1995 period, remaining consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.8% in the 1996 period and 15.9% in the 1995 period. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the producing agents.

 NET POLICY ACQUISITION COSTS DEFERRED. The net deferred policy acquisition costs in the 1996 period increased 33.5% to $13,526,533 compared to $10,134,069 in the 1995 period, consistent with the growth of the Company's business. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. The deferral of policy acquisition costs has remained consistent with the growth of premiums, and the growth in amortization of policy acquisition costs has been modified by improved persistency.

 GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the 1996 period increased 18.7% to $10,475,822, compared to $8,827,055 in the 1995 period. ANIC expenses accounted for an additional $167,414 in the 1996 period. The ratio of general and administrative expenses to total revenues decreased to 10.3% in the 1996 period, compared to 10.9% in the 1995 period due to increases in investment income and operating efficiencies realized with premium growth throughout the 1996 period.

 NET INCOME. Net income of $8,673,491 (including a contribution of $84,996 from ANIC) for the 1996 period was $2,525,256 or 41.1% above the 1995 period of $6,148,235. Net income includes income tax provisions of $3,714,276 and $2,635,000, for the 1996 period and 1995 period, respectively. Income before federal income taxes increased in the 1996 period by $3,604,533 or 41.0% to $12,387,767. This increase was primarily attributable to the continuing growth of premiums earned.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated liquidity requirements have historically been created and met from the operations of its insurance subsidiaries. The Company's primary sources of cash are premiums and investment income. The Company has provided, and may continue to provide, cash through public offerings of its common stock, capital markets activities or debt instruments. The primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

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

    The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. On December 31, 1995, the average maturity of the Company's bond portfolio was 6.4 years, and its market value exceeded cost by 4.1% or approximately $5,643,000. On December 31, 1994, the average maturity of the Company's portfolio was 6.9 years and its market value was below cost by 4.4% or approximately $4,165,000. The Company's equity portfolio exceeded cost by $503,083 or 23.9% in 1995 and $52,780 or 6.0% in 1994. At September 30, 1996,
the average maturity of the Company's bond portfolio was 6.3 years, and its market value represented approximately 100.2% of its cost, with a current gain of $413,907.

    In December 1994, a loan was extended to the Company by a bank in the amount of $4,000,000. The proceeds of the loan were contributed to the surplus of PTLIC in the form of cash to strengthen its overall capital position. The Company repaid this loan as required by the loan agreement, with a portion of the proceeds of the Company's public offering of

2,300,000 shares of Common Stock. The public offering was consummated on July 6, 1995, and the Company realized net proceeds of approximately $26,000,000, including the proceeds from the exercise of the underwriters' over-allotment option.

    On January 1, 1994, the Company adopted SFAS 115. The cumulative effect of adoption of SFAS 115 was an increase in shareholders' equity of $3,528,512, net of taxes, for unrealized gains of $5,040,731 in the investment securities available for sale portfolio. During the year ended December 31, 1994, the Company experienced a decrease in unrealized gains of $9,205,393. As of December 31, 1994, shareholders' equity was decreased by $2,713,842 due to unrealized losses of $4,111,882 in the investment portfolio. As of December 31, 1995, shareholders' equity was increased by $4,055,788 due to unrealized gains of $6,145,649 in the investment portfolio. As of September 30, 1996, shareholders' equity was increased by $1,047,659 due to unrealized gains of $1,587,362 in the investment portfolio.

    During 1993, the Company contributed $2,000,000 in bonds to PTLIC and Network America. During 1994, the Company contributed $4,000,000 in cash to PTLIC. The capital position of PTLIC and Network America was further improved by the contribution of $14,000,000 of the net proceeds of the public offering in 1995 to the capital and surplus of PTLIC and Network America during the third quarter of 1995. In November 1996, the Company contributed an additional $5,000,000 of the net proceeds of the public offering in July 1995 to Network America. The Company believes that its insurance subsidiaries' capital and surplus presently meet or exceed the requirements in all jurisdictions in which they are licensed.

    The Company's debt currently consists primarily of a mortgage note in the approximate amount of $2,000,000. This note is currently amortized over 12 years, and has a balloon payment due on the remaining outstanding balance in September 1998. Although the note carries a variable interest rate, the Company has entered into an amortizing swap agreement, with a notional amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest.

    On November 7, 1996, the Company announced that it plans to offer $60,000,000 aggregate principal amount of Convertible Subordinated Notes due 2003 (the "Notes"). The Company will grant to the initial purchasers the option to purchase up to an additional $9,000,000 principal amount of the Notes solely to cover over-allotments. The Notes will be convertible into shares of Common Stock of the Company at a fixed conversion price per share to be determined, subject to adjustment in certain circumstances. The Notes will be redeemable by the Company at declining redemption prices commencing in November 1999. The purpose of the proposed offering is to provide funds to support future growth. The Company intends to register the Notes and the underlying Common Stock within 90 days of the first issuance of the Notes.

    The Notes will be offered through initial purchasers in the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Act") and to a limited number of institutional "accredited investors" as defined in the Act. The remainder of the Notes will be offered by the initial purchasers outside the United States in reliance on Regulation S under the Act.

    The Notes issued and sold in reliance on Rule 144A are expected to be eligible for trading on the PORTAL Market of the National Association of Securities Dealers, Inc.

    THE NOTES AND THE UNDERLYING COMMON STOCK OFFERED HAVE NOT BEEN REGISTERED UNDER THE ACT AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES ABSENT REGISTRATION OR AN APPLICABLE EXEMPTION FROM REGISTRATION REQUIREMENTS.

    The Company's continued growth is dependent upon its ability to
(i) continue marketing efforts to expand its historical markets, (ii) continue to expand its network of agents and effectively market its products in states where its insurance subsidiaries are currently licensed and (iii) fund such marketing and expansion while at the same time maintaining minimum statutory levels of capital and surplus required to support such growth. Management believes that the funds necessary to accomplish the foregoing, including funds required to maintain adequate levels of statutory surplus in the Company's insurance subsidiaries can be met for the foreseeable future by funds generated from this offering, the Company's public offering in 1995 and from operations.

    In the event (i) the Company fails to maintain minimum loss ratios calculated in accordance with statutory guidelines, (ii) the Company fails to meet other requirements mandated and enforced by regulatory authorities,
(iii) the Company has adverse claims experience in the future, (iv) the Company is unable to obtain additional financing to support future growth, or (v) the economy continues to effect the buying powers of senior citizens, the Company's results of operations, liquidity and capital resources could be adversely affected.

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

Not Applicable

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

    On November 7, 1996, the Company announced that it plans to offer $60,000,000 aggregate principal amount of Convertible Subordinated Notes due 2003 (the "Notes"). The Company will grant to the initial purchasers the option to purchase up to an additional $9,000,000 principal amount of the Notes solely to cover over-allotments. The Notes will be convertible into shares of Common Stock of the Company at a fixed conversion price per share to be determined, subject to adjustment in certain circumstances. The Notes will be redeemable by the Company at declining redemption prices commencing in November 1999. The purpose of the proposed offering is to provide funds to support future growth. The Company intends to register the Notes and the underlying Common Stock within 90 days of the first issuance of the Notes.

    The Notes will be offered through initial purchasers in the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Act") and to a limited number of institutional "accredited investors" as defined in the Act. The remainder of the Notes will be offered by the initial purchasers outside the United States in reliance on Regulation S under the Act.

    The Notes issued and sold in reliance on Rule 144A are expected to be eligible for trading on the PORTAL Market of the National Association of Securities Dealers, Inc.

THE NOTES AND THE UNDERLYING COMMON STOCK OFFERED HAVE NOT BEEN REGISTERED UNDER THE ACT AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES ABSENT REGISTRATION OR AN APPLICABLE EXEMPTION FROM REGISTRATION REQUIREMENTS.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit 11 -    Earnings Per Share Calculation
    Exhibit 27 -    Financial Data Schedule

(b) Reports on Form 8-K:
    The Company filed one report on Form 8-K during the quarter ending September 30, 1996, pursuant to Items 2 and 7 of that form. No financial statements were filed as part of that report.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PENN TREATY AMERICAN CORPORATION
                                        Registrant


Date November 8, 1996             /s/ Irving Levit
    -------------------      ----------------------------------------
                                       Irving Levit
                                       President

Date November 8, 1996           /s/ Michael F. Grill
     -------------------      -----------------------------------------
                                       Michael F. Grill
                                       Treasurer