Form 10-Q/A
period 1996-09-30
PENN TREATY AMERICAN CORP
filed 1996-12-11
CIK 814181

                                     FORM 10-Q/A
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC   20549

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

                                          or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
            ______________________________  to  __________________________

Commission file number 0-13972

                           PENN TREATY AMERICAN CORPORATION
                (Exact name of registrant as specified in its charter)

       PENNSYLVANIA                            23-1664166
(State or other jurisdiction of      (I.R.S. Employer Identifi-
incorporation of organization)       cation No.)

                      3440 LEHIGH STREET, ALLENTOWN, PA   18103
            (Address, including zip code, of principal executive offices)

                                    (610) 965-2222
                 (Registrant's telephone number, including area code)

                                    NOT APPLICABLE
   (Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO
                                       ---    ---

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of December 6, 1996 was 7,505,373.

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

                                           PENN TREATY AMERICAN CORPORATION
                                                   AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS

                                               SEPTEMBER 30,       DECEMBER 31,
                                                   1996               1995
                                               -------------       ------------
                                                (UNAUDITED)

                ASSETS
INVESTMENTS:
  Bonds, available for sale at market,
    (amortized cost $167,552,583 and
    $136,600,775, respectively)                 $167,883,832       $142,243,341
  Equity securities at market value, (cost of
    $5,145,703 and $2,102,529, respectively)       6,401,816          2,605,612
  Policy loans                                        81,461             79,404
                                                ------------       ------------
    Total Investments                            174,367,109        144,928,357
                                                ------------       ------------
Cash and cash equivalents                          9,258,285          8,881,061
Property and equipment, at cost, less
  accumulated depreciation of $2,118,965
  and $1,854,065, respectively                     8,161,225          5,740,353
Unamortized policy acquisition costs              76,742,702         63,133,759
Receivables from agents, less allowance for
  uncollectable amounts of $231,226                1,613,175          1,275,481
Accrued investment income                          2,689,463          2,436,435
Cost in excess of net assets acquired, less
  accumulated amortization of $258,637 and
  $231,826, respectively                           5,341,622          1,197,574
Receivable from reinsurers                         9,972,221          7,730,828
Present value of future profits acquired           4,959,000             --
Other assets                                       4,167,740          2,420,422
                                                ------------       ------------
    Total Assets                                $297,272,542       $237,744,270



               LIABILITIES

Policy reserves:
  Accident and health                           $ 93,227,927       $ 62,007,433
  Life                                             7,855,817          7,118,848
Unearned premium reserve                             511,610             26,503
Policy and contract claims                        57,716,263         50,206,608
Accounts payable and other liabilities             4,589,672          2,681,499
Mortgages and other debts                          2,082,926          2,206,117
Federal income taxes payable                         243,586            183,249
Deferred income taxes                             16,856,168         16,206,959
                                                ------------       ------------
    Total Liabilities                            183,083,969        140,637,216
                                                ------------       ------------
Commitments and contingencies
              SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000,000         --                  --
  shares authorized, none outstanding
Common stock, par value $.10; 10,000,000
  shares authorized, 8,111,002 and
  7,576,913 shares issued, respectively              811,100            757,691
Additional paid-in capital                        52,474,377         41,146,594
Net unrealized appreciation of securities          1,047,659          4,055,788
Retained earnings                                 61,561,311         52,852,855
                                                ------------       ------------
                                                 115,894,447         98,812,928
Less 605,629 common shares held in
treasury,  at cost                                (1,705,874)        (1,705,874)
                                                ------------       -------------
    Total Shareholders' Equity                   114,188,573         97,107,054
                                                ------------       -------------
    Total Liabilities and Shareholders'
Equity                                          $297,272,542       $237,744,270
                                                ============       ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             PENN TREATY AMERICAN CORPORATION
                                                   AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                         SEPTEMBER 30,                   SEPTEMBER 30,
                              -----------------------------       -----------------------
                                    1996           1995           1996           1995
                                   ------         ------          -----          -----
 Revenue:
   Accident and health
    premiums                   $ 31,510,960   $ 25,509,433   $ 92,378,776   $ 72,966,691
   Life premiums                    873,634        746,164      2,685,953      2,387,984
                               ------------   ------------   ------------   ------------
                                 32,384,594     26,255,597     95,064,729     75,354,675

  Net investment income           2,601,980      2,177,418      7,493,143      5,666,792
  Net realized capital gains
   (losses)                           (218)          2,996         92,665         16,254
   Other income                     88,637         124,601        269,929        256,429
                               ------------   ------------    -----------   ------------
                                35,074,993      28,560,612    102,920,466     81,294,150

 Benefits and expenses:
   Benefits to policyholders    20,161,328      16,387,215     61,779,767     47,498,682
   Commissions                  10,658,991       9,261,009     31,529,578     26,032,354
   Net policy acquisition
    costs deferred              (4,053,954)     (3,508,846)   (13,526,533)   (10,134,069)
   General and administrative    3,850,155       3,033,698     10,643,236      8,827,055
   Interest                         36,696          40,702        106,651        286,893
                               -----------     -----------     ----------   ------------
                                30,653,216      25,213,778     90,532,699     72,510,915
                               -----------     -----------     ----------   ------------

 Income before federal
  income taxes                   4,421,777       3,346,834     12,387,767      8,783,235
 Provision for federal
  income taxes                   1,324,276       1,004,000      3,714,276      2,635,000
                               -----------     -----------     ----------    -----------
     Net Income               $  3,097,501    $  2,342,834   $  8,673,491   $  6,148,235

 Earnings per share                  $0.43           $0.35          $1.23          $1.15

 Weighted average number
  of shares Outstanding          7,178,976       6,736,501      7,057,317      5,367,255


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PENN TREATY AMERICAN CORPORATION
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                        1996           1995
                                                   ------------   -------------
Net cash flow from operating activities:
  Net income                                       $  8,673,491   $  6,148,235
  Adjustments to reconcile net income to
cash provided by operations:
    Amortization of intangible assets                    76,477         26,820
    Policy acquisition costs, net                   (13,526,533)   (10,134,069)
    Deferred income taxes                             1,801,308      1,233,194
    Depreciation expense                                271,939        198,390
    Net realized capital (gains) losses                 (92,665)       (16,254)
  Increase (decrease) due to change in:
    Receivables from agents                            (325,255)      (122,697)
    Receivable from reinsurers                         (791,562)      (950,540)
    Policy and contract claims                        7,062,544      7,357,312
    Policy and unearned premium reserves             20,926,785     13,864,199
    Accounts payable and other liabilities            1,426,719        751,560
    Federal income tax payable                           79,711      1,358,886
    Accrued investment income                           (71,863)      (572,558)
    Other, net                                       (1,047,739)      (593,263)
                                                   ------------   ------------
     Cash provided by operations                     24,463,357     18,549,215

Cash flow from (used in) investing activities:
  Acquisition of business, net of cash
received                                             (1,518,102)             0
  Proceeds from sales of investments                  8,701,987      3,844,760
  Maturities of investments                           7,851,943      4,320,808
  Purchase of investments                           (37,432,259)   (43,445,886)
  Acquisition of property and equipment              (2,076,888)      (641,974)
                                                   ------------   ------------
      Cash used in investing                        (24,473,319)   (35,922,292)

Cash flow from (used in) financing activities:
  Net proceeds of public offering                             0     26,065,000
  Proceeds from exercise of stock options               510,377              0
  Repayments of mortgages and other debts              (123,191)    (4,113,098)
                                                   ------------   ------------
      Cash provided by/(used in) financing              387,186     21,951,902
                                                   ------------   ------------
Increase in cash                                        377,224      4,578,825

Cash balances:
  Beginning of period                                 8,881,061      7,226,769
                                                   ------------   ------------
  End of period                                    $  9,258,285   $ 11,805,594
                                                   ------------   ------------
                                                   ------------   ------------




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (unaudited)

    The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 1995 of Penn Treaty American Corporation ("the Company").

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

    The amortized cost and estimated market value of investments available for sale as of September 30, 1996 and December 31, 1995 are as follows:

                                SEPTEMBER 30, 1996        DECEMBER 31, 1995
                            ------------------------- -------------------------
                             AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
                                COST     MARKET VALUE     COST     MARKET VALUE
                            ------------ ------------ ------------ ------------

U.S. Treasury securities
 and obligations of U.S
 Government corporations
 and agencies               $138,155,892 $137,677,532 $103,119,270 $107,160,841

Obligations of states and
 political sub-divisions      24,952,467   25,803,588   24,952,467   26,147,000

Debt securities issued by
 foreign governments             424,055      440,286      449,055      480,500

Corporate securities           4,020,169    3,962,426    5,619,499    5,820,000

Other debt securities                  0            0    2,460,484    2,635,000

Equities                       5,145,703    6,401,816    2,102,529    2,605,612

Policy Loans                      81,461       81,461       79,404       79,404
                            ------------ ------------ ------------ ------------

Total Investments            172,779,747  174,367,109  138,782,708  144,928,357
                            ------------ ------------ ------------ ------------
                            ------------ ------------ ------------ ------------

Net unrealized gain (loss)     1,587,362                 6,145,649
                            ------------              ------------

                            $174,367,109              $144,928,357
                            ------------              ------------
                            ------------              ------------

2.          MERGER AGREEMENTS

            On August 30, 1996, the Company, consummated its acquisition of Health Insurance of Vermont ("HIVT") as a reverse triangular merger with its newly formed subsidiary, Mayfly, Inc. ("Mayfly"). The resultant wholly-owned subsidiary of the Company was incorporated under the laws of the state of Vermont as American Network Insurance Company ("ANIC"). Pursuant to the merger, HIVT shareholders received stock consideration consisting of 472,644 shares of the Company's common stock and cash consideration of $2,200,380. Using the market value of the Company's common stock at the date of closing, the value of the shares of Company common
            stock issued on the merger was $10,959,433.   As of September 30,
            1996, ANIC had a total of 16,488 disability policies in-force and approximately $6,945,000 of in-force annualized premiums. For the one-month period ended September 30, 1996, ANIC generated premiums of $547,012 and net income of $84,996.

            On June 25, 1996, the Company signed a letter of intent to purchase 100% of the outstanding common stock of Merrion Insurance Company, Inc. ("Merrion"), a licensed New York domiciled company. On August 23, 1996, the Company rescinded its intention to purchase Merrion.

3.          SUBSEQUENT EVENTS

            On November 26, 1996, the Company sold $65,000,000 aggregate principal amount of 6-1/4% Convertible Subordinated Notes due 2003 (the "Notes"). The Company granted to the initial purchasers the option to purchase up to an additional $9,750,000 principal amount of the notes solely to cover over-allotments, which option was excercised in full. The Notes will be convertible into shares of common stock of the Company at any time after February 24, 1996, until the close of business November 28, 2003, subject to prior redemption or repurchase, at an initial conversion price of $28.44 per share, subject to adjustment in certain circumstances. The notes will be redeemable by the Company at declining redemption prices commencing in December 1999. The purpose of the offering is to provide funds to support future growth. The Company intends to register the Notes and the underlying Common Stock within 90 days of the first issuance of the notes.

            The Notes were offered through initial purchasers in the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "act") and to a limited number of institutional "accredited investors" as defined in the act. The remainder of the Notes will be offered by the initial purchasers outside the United States in reliance on Regulation S under the Act.

            The Notes issued and sold in reliance on Rule 144A are eligible for trading on the PORTAL Market of the National Association of Securities Dealers, Inc.

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:

            ACCIDENT AND HEALTH PREMIUMS. First year accident and health premiums earned in the three month period ended September 30, 1996 (the "1996 quarter"), including long-term care and Medicare supplement, increased 11.1% to $10,974,991, compared to $9,877,625 in the same period in 1995 (the "1995 quarter"). First year long-term care premiums earned in the 1996 quarter increased 10.7% to $10,864,391, compared to $9,815,629 in the 1995 quarter. This increase was primarily attributable to increased sales of home health care policies, which increased to $4,851,993 for the 1996 quarter from $3,968,734 for the 1995 quarter. Premiums from sales of nursing home care policies increased from $5,846,895 in the 1995 quarter to $6,012,398 in the 1996 quarter. These results reflect increased market demand for the Company's home health care policies, particularly its Independent Living policy first introduced in the fourth quarter of 1994, relative to its nursing home policies. Management believes this trend indicates more nursing home care insurance is being purchased by policyholders as riders to home health care policies, rather than as a stand-alone or lead policy. First year Medicare supplement premiums earned by the Company in the 1996 quarter increased to $110,600 from $61,996 in the 1995 quarter. Total new business for this product remains low due to the Company's continued reduced emphasis of its Medicare supplement products because of lower profit margins associated with this line of business.

    Renewal accident and health premiums earned by the Company in the 1996 quarter including long-term care and Medicare supplement, increased 27.9% to $19,988,957, compared to $15,631,808 in the 1995 quarter. Renewal long-term care premiums earned in the 1996 quarter increased 29.3% to $19,386,718, compared to $14,989,221 in the 1995 quarter. This increase reflects renewals of a larger base of in-force policies, as well as the effect of rate increases the Company received in various states. The Company believes that this increase also reflects an increase in persistency, or renewals as a percentage of total prior year business. Renewal Medicare supplement premiums in the 1996 quarter decreased 6.3% to $602,239, compared to $642,587 in the 1995 quarter. This trend is consistent with the Company's decision not to actively pursue Medicare supplement business.

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

            NET INVESTMENT INCOME. Net investment income earned by the Company, excluding ANIC, for the 1996 quarter increased 16.1% to $2,527,870, from $2,177,418 for the 1995 quarter. This increase was primarily the result of growth in the Company's investment assets due to continued premium growth, which was partially offset by a decrease in the average yield on the Company's investments, at cost, to 6.43% for the 1996 quarter from 6.10% for the 1995 quarter. ANIC's average investments of $13,152,621, invested at an average yield of 6.87%, produced an additional $74,110 for the 1996 quarter.

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

            COMMISSIONS. Commissions to agents increased 15.1% to $10,658,991 in the 1996 quarter compared to $9,261,009 in the 1995 quarter. In addition, ANIC commissions on long-term disability policies generated $67,689 in the 1996 quarter.

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

            PROVISION FOR FEDERAL INCOME TAXES. The provision for federal income taxes recorded by the Company for the 1996 quarter increased 31.9% to $1,324,276, compared to $1,004,000 for the 1995 quarter. The effective tax rate of approximately 30% in both the 1996 quarter and in the 1995 quarter was below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds.

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

            In order to enhance the marketability of certain products, the Company has recently emphasized offering new policyholders a monthly premium payment plan. The Company believes that the lower monthly payment is more attractive than the historical larger annual premium payment and that offering the monthly payment option enables it to sell more policies. However, because the Company records premiums when due, and a higher percentage of new policyholders opted for the monthly payment option in the 1996 period compared with the 1995 period, management believes that it has experienced a delay in premium recognition of approximately $3,750,000 throughout the 1996 period.

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

            COMMISSIONS. Commissions to agents increased 21.1% to $31,529,578 in the 1996 period compared to $26,032,354 in the 1995 period. In addition, ANIC commissions on long-term disability policies generated $67,689 of expenses in the 1996 period.

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

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the 1996 period increased 20.6% to $10,643,236, compared to $8,827,055 in the 1995 period. ANIC expenses accounted for an additional $167,414 in the 1996 period. The ratio of general and administrative expenses to total revenues decreased to 10.3% in the 1996 period, compared to 10.9% in the 1995 period due to increases in investment income and operating efficiencies realized with premium growth throughout the 1996 period.

            PROVISION FOR FEDERAL INCOME TAXES. The provision for federal income taxes recorded by the Company for the 1996 period increased 41.0% to $3,714,276, compared to $2,635,000 for the 1995 period. The effective tax rate of 30.0% in both the 1996 period and in the 1995 period was below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds.

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

            The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. On December 31, 1995, the average maturity of the Company's bond portfolio was 6.4 years, and its market value exceeded cost by 4.1% or approximately $5,643,000. On December 31, 1994, the average maturity of the Company's bond portfolio was 6.9 years and its market value was below cost by 4.4% or approximately $4,165,000. The Company's equity portfolio exceeded cost by $503,083 or 23.9% in 1995 and $52,780 or 6.0% in 1994. At September 30, 1996, the average maturity of the Company's bond portfolio was 6.3 years, and its market value represented approximately 100.2% of its cost, with a current gain of $413,907.

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

            On November 26, 1996, the Company sold $65,000,000 aggregate principal amount of 6-1/4% Convertible Subordinated Notes due 2003 (the "Notes"). The Company granted to the initial purchasers the option to purchase up to an additional $9,750,000 principal amount of the Notes solely to cover over-allotments, which option was excercised in full. The Notes will be convertible into shares of common stock of the Company at any time after February 24, 1996, until the close of business November 28,

2003, subject to prior redemption or repurchase, at an initial conversion price of $28.44 per share, subject to adjustment in certain circumstances. The Notes will be redeemable by the Company at declining redemption prices commencing in December 1999. The purpose of the offering is to provide funds to support future growth. The Company intends to register the Notes and the underlying Common Stock within 90 days of the first issuance of the Notes.

            The Notes were offered through initial purchasers in the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Act") and to a limited number of institutional "accredited investors" as defined in the Act. The remainder of the Notes will be offered by the initial purchasers outside the United States in reliance on Regulation S under the Act.

    The Notes issued and sold in reliance on Rule 144A are eligible for trading on the PORTAL Market of the National Association of Securities Dealers, Inc.

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

Not Applicable

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

                 For information concerning the terms and the manner of the offering, see Item 2 of Part I of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits:

            Exhibit 11 -    Earnings Per Share Calculation
            Exhibit 27 -    Financial Data Schedule

(b)         Reports on Form 8-K:

            The Company filed one report on Form 8-K during the quarter ended September 30, 1996, pursuant to Items 2 and 7 of that form.

            On November 26, 1996, the Company filed a current report on Form 8-K pursuant to Item 5 of that form. No financial statements were filed as part of that report.

            On December 6, 1996, the Company filed a current report on Form 8-K pursuant to Item 5 of that form. No financial statements were filed as part of that report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PENN TREATY AMERICAN CORPORATION
                                                Registrant


Date December 6, 1996           /s/ Irving Levit
     ----------------           ---------------------------------
                                    Irving Levit
                                    President

Date December 6, 1996           /s/ Michael F. Grill
     ----------------           ---------------------------------
                                    Michael F. Grill
                                    Treasurer