Form 10-K405
period 1996-12-31
PENN TREATY AMERICAN CORP
filed 1997-03-31
CIK 814181

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 0-15972

                        PENN TREATY AMERICAN CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                      23-1664166
      ------------                                      ----------
     (State or other                                  (I.R.S. Employer
     jurisdiction of                                 Identification No.)
     incorporation or
     organization)

     3440 Lehigh Street, Allentown, Pennsylvania         18103
     -------------------------------------------         -----
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (610) 965-2222

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
     Title of each class                            on which registered
     -------------------                            -------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1997 was $203,923,851. The number of shares outstanding of the registrant's common stock as of March 19, 1997 was 7,518,080.

Documents Incorporated By Reference:

     (1) Proxy Statement for the 1996 Annual Meeting of Shareholders - Part III

                                     PART I

Item 1.   Business

     (a)  General

     The Company is one of the leading providers of long-term nursing home and home health care insurance. The Company markets its products primarily to persons age 65 and over through independent insurance agents and underwrites its policies through three subsidiaries, Penn Treaty Life Insurance Company, ("PTLIC"), Network America Life Insurance Company ("Network America") and American Network Insurance Company ("ANIC"). The Company's principal products are individual fixed, defined benefit accident and health insurance policies covering long-term skilled, intermediate and custodial nursing home care and home health care. Policies are designed to make the administration of claims simple, quick and sensitive to the needs of the policyholders. As of December 31, 1996, long-term nursing home care and home health care policies accounted for approximately 90% of the Company's total annualized premiums in force.

     The Company introduced its first long-term nursing home care insurance product in 1975 and its first home health care product in 1987. In late 1994, the Company introduced its Independent Living policy, which provides coverage over the full term of the policy for home care services furnished by an unlicensed homemaker or companion as well as a licensed care provider. Available policy riders allow insureds to tailor their policies and include an automatic annual benefit increase, benefits for adult day-care centers and a return of premium benefit. The Company also markets and sells life, disability, Medicare supplement and other hospital care insurance products.

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

     A survey conducted by a national industry organization estimated that the number of long-term care policies in force grew from 815,000 in 1987 to approximately 3,800,000 by the end of 1994. While the number of policies sold has grown an average of more than 24% annually since 1987, this same survey indicated that only 11% of the population age 65 and over is covered by long-term care insurance.

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

Strategy

     The Company's objective is to strengthen its position as a leader in providing long-term care insurance to senior citizens. To meet this objective and to continue to increase profitability, the Company is implementing the following strategies:

Developing and qualifying new products with state insurance regulatory authorities. The Company has been an originator in the field of long-term care insurance for over twenty years. The Company introduced its Independent Living policy in 1994 which provides coverage over the full term of the policy for services furnished by an unlicensed homemaker or companion or a licensed care provider. Most recently, the Company introduced a Life Plus policy which provides the security of whole life insurance plus the protection of long-term care coverage. The Company intends to continue to develop new insurance products designed to meet the needs of senior citizens and their families.

Increasing the size and productivity of the Company's network of independent agents. The Company has significantly increased the number of producing agents (agents who produce premiums for the Company on new policies) selling its policies by focusing its efforts on certain geographic areas of the country which have larger concentrations of individuals age 65 and over. The Company intends to continue to recruit agents in these states and believes that it will be able to continue to expand its business in these and other states.

Seeking to acquire existing insurance companies and blocks of in-force policies underwritten by other insurance companies. The Company has augmented its premium revenue from time to time through the acquisition of existing insurance companies and blocks of policies underwritten by other insurance companies. The Company intends to continue to evaluate complementary acquisitions and policy blocks as a means of enhancing its revenue base.

Introducing existing products in newly licensed states. The Company is currently licensed to market products in 49 states and the District of Columbia. Although not all of the Company's products are currently eligible for sale in all of these jurisdictions, the Company actively seeks to expand the regions where it sells its products. Through the recent acquisition of ANIC, the company acquired licenses to conduct business in some new states, including New Jersey and Massachusetts. These states are considered by the Company's management to offer significant opportunities for sales growth. In addition, the Company has applied for a license to underwrite accident and health insurance products in New York. The Company is also continuing its efforts to broaden its marketing within those states where it is already licensed.

Corporate Background

     The Company, which is registered and approved as a holding company under the Pennsylvania Insurance Code, was incorporated in Pennsylvania on May 13, 1965 under the name Greater Keystone Investors, Inc., and changed its name to Penn Treaty American Corporation on March 25, 1987. PTLIC was incorporated in Pennsylvania under the name Family Security Life Insurance Company on June 6, 1962, and its name was changed to Quaker State Life Insurance Company on December 29, 1969, at which time it was operating under a limited insurance company charter. Quaker State Life Insurance Company was acquired by the Company on May 4, 1976, and its name was changed to Penn Treaty Life Insurance Company. On July 13, 1989, PTLIC acquired all of the outstanding capital stock of AMICARE Insurance Company (formerly Fidelity Interstate Life Insurance Company), a stock insurance company organized and existing under the laws of Pennsylvania which changed its name to Network America Life Insurance Company on August 1, 1989. The Agency was incorporated in Pennsylvania on February 23, 1988 under the name Penn Treaty Service Company. On February 29, 1988, the Agency acquired, among other assets, the rights to renewal commissions on a certain block of PTLIC's existing in-force policies from Cher-Britt Agency, Inc., and an option to purchase the rights to renewal commissions on a certain block of PTLIC's existing policies from Cher-Britt Insurance Agency,Inc., an affiliated company of Cher-Britt Agency, Inc. In connection with this acquisition, on March 3, 1988, the name of the Agency was changed to Cher-Britt Service Company. The option was exercised on March 3, 1989. The Agency's name was changed to "Senior Financial Consultants Company" on August 9, 1994. On August 30, 1996, the Company consummated the acquisition of all of the issued and outstanding capital stock of Health Insurance of Vermont, Inc. ("HIVT"), which has since changed its name to American Network Insurance Company.

     (b)  Insurance Products

     Since 1976, the Company has developed, marketed and underwritten fixed, defined benefit accident and health insurance policies designed to be responsive to changes in (i) the characteristics and needs of the senior citizen market,

(ii) governmental regulations and governmental benefits available for this population segment and (iii) the health care and long-term care industries in general. As of December 31, 1996, approximately 90% of the Company's total annualized premiums in force were derived from long-term care policies which include nursing home and home health care policies. The Company's other lines of insurance include (i) life insurance, (ii) Medicare supplement, (iii) blue-collar disability coverage and (iv) various accident and health policies and riders. The Company solicits input from both its independent agents and its policyholders with respect to the changing needs of its insureds. In addition, Company representatives regularly attend seminars to monitor significant trends in the industry.

     The following table sets forth, as of the dates indicated, and for each class of policies, the annualized premiums (in thousands) in force, the percentage of total annualized premiums, the number of policies in force, and the average premium per policy. Policies are classified by their base coverage but may include a rider for a different coverage. For example, if a policyholder purchased a home health care policy with a nursing home rider, premiums collected in connection with the nursing home rider would be included in the home health care class.

                                                                  Year ended December 31,
                                            ---------------------------------------------------------------------------------
                                              1994                         1995                         1996
                                              ----                         ----                         ----
Long term nursing home care:
   Annualized premiums                      $ 67,059          77.4%      $ 77,217          70.3%      $ 89,692          62.6%
   Number of policies                         47,525                       53,084                       60,874
   Average premium per policy               $  1,411                     $  1,455                     $  1,473
Long term home health care:
   Annualized premiums                      $ 11,822          13.6%      $ 24,881          22.6%      $ 38,609          26.9%
   Number of policies                         12,637                       22,967                       34,594
   Average premium per policy               $    936                     $  1,083                     $  1,116
Disability insurance
   Annualized premiums                      $      0           0.0%      $      0           0.0%      $  7,092           4.9%
   Number of policies                              0                            0                       16,674
   Average premium per policy               $      0                     $      0                     $    425
Medicare supplement:
   Annualized premiums                      $  3,604           4.2%      $  3,246           3.0%      $  3,206           2.2%
   Number of policies                          2,988                        2,527                        2,757
   Average premium per policy               $  1,206                     $  1,285                     $  1,163
Life insurance:
   Annualized premiums                      $  2,754           3.2%      $  3,273           3.0%      $  3,629           2.5%
   Number of policies                          4,012                        5,270                        6,112
   Average premium per policy               $    686                     $    621                     $    594
Other insurance:
   Annualized premiums                      $  1,389           1.6%      $  1,267           1.2%      $  1,163           0.8%
   Number of policies                          7,895                        7,161                        6,509
   Average premium per policy               $    176                     $    177                     $    179

Total annualized premiums in force (1)      $ 86,628           100%      $109,884           100%      $143,391           100%

------------
(1) Excludes credit life and credit accident and health insurance premiums in force. Credit insurance premiums in force are calculated as the cumulative total of one-time premiums received by the Company for policies issued for terms of up to 120 months. Credit insurance premiums in force for the years ended December 31, 1994, 1995, and 1996 were approximately $702,000, $453,000 and $199,000, respectively.

Long-Term Care Generally. The majority of the Company's long-term care policies are written on an annual basis and provide for guaranteed renewability at then current premium rates at the option of the insured. The insured may elect to pay premiums on a monthly, quarterly, semi-annual or annual basis. In addition, the Company offers an automatic payment feature that allows policyholders to have premiums automatically withdrawn from a checking account. The Company may increase premium rates on a particular form of policy only upon approval of the applicable insurance regulatory authority in each state. Although the insured may elect to pay premiums on a monthly, quarterly or semi-annual basis, as of December 31, 1996, premiums on approximately 56.3% of the Company's long-term care policies in force were paid on an annual basis.

     As a supplement to some of its long-term care policies, the Company offers various riders providing benefits such as an automatic annual benefit increase to help offset the effects of inflation and a return of premium option. The return of premium benefit rider provides that after a policy has been in force for ten years, the policyholder is entitled to a return of 80% of all premiums paid during the ten year period less any claims paid by the Company. If, however, claims exceed 20% of the premiums paid during the ten year period, no return of premium is made. In addition, in most states the rider provides for a pro-rata return of premium in the event of death or surrender beginning in the sixth year. The Company also offers and encourages the purchase of home health care riders to supplement its nursing home policies and nursing home riders to supplement its home health care policies.

     In the past, the Company offered numerous other riders to supplement its long-term care policies. The need, however, for many of these riders has been eliminated due to the incorporation of many of these benefits into the basic coverage under the Company's newest long-term care policies. Among the built-in benefits provided under the long-term care policies currently marketed by the Company are hospice care and adult day care benefits, survivorship benefits, restoration of benefits and a guaranteed upgrade option pursuant to which the policyholder may increase the benefits available under the policy during the first two years if no claims have been made. These policies also provide a yearly wellness benefit (a payment made to policyholders who have not made a claim) after the first year of the policy.

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

     The Company's current long-term nursing home care policies provide benefits which are payable over periods ranging from one to five years and lifetime. These policies provide for a fixed daily benefit ranging from $40 to $200 per day. Certain of the Company's nursing home care policies provide benefits which are payable over periods ranging from six months to five years and lifetime, and from $800 to $5,000 per month of nursing home benefits. According to an independent study published in 1994, the average cost of nursing home care was estimated to be approximately $37,000 per year, resulting in an aggregate of more than $85,000 for the average nursing home stay of approximately 2.3 years.

Long-Term Home Health Care. The Company's home health care policies generally provide a benefit payable on an expense-incurred basis during periods of home care prescribed by a physician or necessitated by the policyholder's cognitive impairment or inability to perform two or more activities of daily living. These policies cover the services of registered nurses, licensed practical nurses, home health aides, physical therapists, speech therapists, medical social workers and other similar home health practitioners. Benefits for home health care policies currently being marketed by the Company are payable over periods ranging from six months to five years and lifetime and provide from $40 to $160 per day of home benefits. The Company also has policies outstanding that provide benefits which are payable over periods ranging from six months to three years and in amounts ranging from $5.00 to $20.00 per hour of home benefits subject to a limit of eight hours per day. Some of these policies require prior hospitalization as a condition to receipt of benefits. On all home health care policies sold by the Company since 1993, pre-existing conditions disclosed on an application are not covered during the initial six months following the effective date of the policy and there is no prior hospitalization requirement. The Company's home health care policies also include built-in benefits for waiver of premium and unlimited restoration of the policy's maximum benefit period.

     A recent addition to the Company's long-term care product line is its Independent Living policy. This policy was first introduced in the fourth quarter of 1994. This policy provides coverage over the full term of the policy for services furnished by a homemaker or companion, including a member of the insured's family, who is not a qualified or licensed care provider ("Homemaker/Companion Services"). Homemaker/Companion Services include cooking, shopping, housekeeping and assisting the insured with such activities as laundry, correspondence, using the telephone and paying bills. Historically, only limited coverage had been provided under certain of the Company's home health care policies for Homemaker/Companion Services, typically for a period of up to 30 days per calendar year during the term of the policy.

     The Independent Living policy provides that the Company will waive the elimination period, the time at the beginning of the period during which care is provided for which no benefits are available under the policy (usually twenty days), if the insured agrees to utilize an independent case management agency ("Case Manager") referred by the Company. The Case Manager is engaged by the Company at the time a claim is submitted to prepare a written assessment of the insured's condition and to establish a written plan of care. The Company believes that the Independent Living policy, which represents a significant expansion of the benefits previously available for Homemaker/Companion Services, is the first of its kind. The Company has subsequently incorporated the use of Case Management in all of its new home healthcare policies.

Disability Insurance. The Company underwrites and markets disability income insurance entirely on an individual basis through ANIC. The various disability policies concentrate on serving working class or "blue collar" individuals or employees. The policies provide for benefit periods ranging from 6 months to 60 months with monthly benefit amounts ranging from $250 to $3,000. The Company also offers mortgage disability and accident only disability policies.

Life Insurance. Beginning in August 1993, the Company began to market actively its whole life insurance products which were approved by various state insurance authorities during 1992 and 1993. These policies have face amounts of $2,000 to $25,000 for individuals age 50-80 years and $2,000 to $10,000 for individuals age 80-85 years. For the convenience of the insured, the Company offers three premium payment options for these policies: (i) monthly, quarterly, semi-annual or annual payments; (ii) one-time single premium payment; or (iii) two, three and five year payment plans. These policies were developed to be sold by the Company's agents to senior citizens so as to complete the Company's portfolio of insurance products.

     The most recent addition to the Company's long-term care product line is its Life Plus policy. This policy was first introduced during the third quarter of 1996 and is currently being marketed in those states in which regulatory approval has been received. This product is a whole life insurance policy that also offers the protection of long-term care coverage. When policyholders purchase this policy, with face value benefits ranging from $50,000 to $250,000, they have the option of customizing their policy by electing to add a nursing home and/or home health care rider. The policyholder may then access up to the face amount of the policy for nursing home or home health care as needed. This reduces the face amount of the policy at a rate of 4% a month for nursing home benefits received and 2% a month for home health care benefits received.

     The life insurance products currently marketed by the Company have been designed for the senior citizen market. The Company previously marketed life insurance policies, including annual renewable term and whole life policies, to all ages of insureds.

Medicare Supplement. The Company writes policies designed to provide coverage to supplement benefits available under Medicare, such as payment of deductible amounts. OBRA `90 enacted various changes in Medicare reimbursement, set more stringent standards for Medicare supplement insurance policies and required that states adopt these new standards by July 31, 1992. OBRA `90 sets forth ten federally standardized benefit plans of which the Company offers five such plans in most states. With respect to these benefit packages, every company writing Medicare supplement coverages must adopt at least the Basic Plan, which covers Medicare Part A coinsurance amounts for in-patient hospitalization (without the Part A deductible), the cost of the first three pints of blood and 20% of allowable charges under Medicare Part B. The other nine plans provide for the Basic Plan coverage in addition to more extensive benefits such as skilled nursing home coinsurance amounts, the Medicare

Part A deductible, the Medicare Part B deductible, 100% of Medicare Part B Excess Charges, Foreign Travel Emergency Care, At-Home Recovery, Extended Drug Coverage and Preventive Care.

     All Medicare supplement benefit plans offered by the Company are subject to "open enrollment" and the Company is required to issue a policy to any person applying for Medicare supplement insurance within six months of becoming eligible for Medicare Part B, which generally occurs within the first six months after a person's 65th birthday.

     Because of lower profit margins associated with the Company's Medicare supplement products, the Company has gradually de-emphasized the marketing of these products. Medicare supplemental premiums represented 2.2% of the Company's annualized premiums in-force for the period ended December 31, 1996.

Other Insurance. The Company also sells other insurance products including accidental death and dismemberment policies, and cancer policies, of which the aggregate premiums represented 0.8% of the Company's total annualized premium in-force as of December 31, 1996.

     (c)  Marketing and Expansion

     The Company's goal is to underwrite, market and sell its products throughout the United States. The Company focuses its marketing efforts primarily in those states (i) where it has successfully developed networks of agents and (ii) which have the highest concentration of individuals whose financial status and insurance needs are compatible with its products.

Agents. The Company employs no agents directly but relies instead on relationships with independent agents and their sub-agents. In 1996, the Company's policies were marketed through approximately 7,500 producing agents, an increase of 46% over the number of producing agents in 1995. The Company provides assistance to its agents through the use of seminars, underwriting training and field representatives who consult with agents on underwriting matters, assist agents in research and accompany agents on marketing visits to current and prospective policyholders.

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

Marketing General Agents. The Company selectively utilizes marketing general agents for the purpose of recruiting independent agents and developing networks of agents in various states. The Company has a marketing general agent for the purpose of generating business for PTLIC and Network America in various states. This marketing general agent receives an overriding commission on business written in return for recruiting, training, and motivating the independent agents. In addition, this marketing general agent functions as a general agent for PTLIC and Network America in various states. In its capacity as marketing general agent and general agent, this agent accounted for 20%, 18% and 21% of the total premiums earned by the Company during 1994, 1995 and 1996, respectively.

General Agents. The ten independent general agents accounting for the most new business premium revenue accounted for approximately 27% of the Company's new business written during 1996. In 1996, no independent general agents, other than the marketing general agent discussed above, accounted for more than 10% of the Company's total premium income. No underwriting or claims processing authority has been delegated to any agents of the Company.

Group and Franchise Insurance. The Company also sells a relatively small amount of group insurance. True group insurance ("Group Insurance") may be sold by the Company through the issuance of a Group Master Policy to a group formed for purposes other than the purchase of insurance, such as an employee group, an association or a professional organization. The Group Master Policy is issued to the group and all participating members are issued certificates of insurance which describe the benefits available under the policy. Eligibility for insurance is guaranteed to all members of the group without an underwriting review on an individual basis. The Company also sells franchise insurance ("Franchise Insurance") from time to time. While Franchise Insurance is generally presented to an employee group, association or professional organization which endorses the insurance, the policies are issued to individual group members. Each application is underwritten and issuance of policies is not guaranteed to members of the franchise group. The Company is currently seeking to expand its Group Insurance and Franchise Insurance business and has recently enhanced its marketing efforts towards this end. The Company's management considers these areas to offer significant opportunities for sales growth.

Markets. The following chart shows premium revenues by state for each of the states where the Company does business:

                                                Year Ended December 31,
                              Year         -------------------------------------
      State                Entered (l)     1994          1995          1996
      -----                -----------     ----          ----          ----
                                                    (in thousands)
     Arizona                   1988      $  2,466      $  3,603      $  5,284
     California                1992         4,585         9,379        17,403
     Florida                   1987        29,372        33,116        38,394
     Georgia                   1990         1,061           995         1,545
     Illinois                  1990         3,185         4,084         5,160
     Iowa                      1990           945         1,459         1,805
     Maryland                  1987         1,775         1,969         2,441
     Missouri                  1990         2,156         2,540         2,673
     Nebraska                  1990         1,101         1,222         1,538
     North Carolina            1990         1,643         2,046         3,074
     Ohio                      1989         2,476         2,989         3,682
     Pennsylvania              1972        17,628        19,680        22,056
     South Dakota              1990         1,123         1,487         1,845
     Texas                     1990         1,851         2,887         3,550
     Virginia                  1989         5,570         7,903        10,532
     Washington                1993           648         1,165         2,147
     All Other States (2)                   4,250         5,843         7,063
                                         --------      --------      --------

     All States                          $ 81,835      $102,367      $130,192
                                         ========      ========      ========
-----------
(1) Represents year in which the Company commenced sale of policies in each state.
(2) Includes all states in which premiums represented one percent or less of the Company's total premiums in 1996.

     (d)  Administration

     Underwriting.

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

     In order to expedite the large volume of premiums generated from sales of policies in Florida, the increasing volume of premiums from sales of policies in California, and the specialization required in the sale and underwriting of disability coverage, the Company operates field offices in Sarasota, Florida, Stockton, California and Colchester, Vermont to underwrite and issue policies. These regional offices enable the Company to respond more effectively and efficiently to its agents and policyholders across the United States.

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

     Claims.

     All claims for policy benefits, except with respect to Medicare supplement claims, are currently processed by the Company's claims department, which includes physicians and nurses employed or retained as consultants by the Company. From November 1, 1993 through July 31, 1994, all claims for policy benefits, including Medicare supplement claims, were processed through an unaffiliated third party administrator. In mid-1994, management decided to process all claims (except the Medicare supplement claims) through the Company's home office claims department. The Company transferred the processing of its Medicare supplement claims to a new unaffiliated third party administrator, effective March 1, 1995. The Company has historically utilized third party administrators to process its Medicare supplement claims due to the typically small amount per claim and the large number of claims. The processing of all disability claims is performed by ANIC.

     The Company periodically utilizes the services of unaffiliated Case Managers to review certain claims, particularly those made under home health care policies. When a claim is filed, the Company may engage the Case Manager to review the claim, including the specific health problem of the insured and the nature and extent of health care services being provided. The Case Manager assists both the Company and the insured by determining that the services provided to the insured, and the corresponding benefits paid by the Company, are appropriate under the circumstances. Under the terms of its Independent Living policy, the Company will waive the elimination period, the time at the beginning of the period during which care is provided for which no benefits are available under the policy (usually twenty days), if the insured agrees to utilize a Case Manager. The Company estimates that approximately 95% of all new home health care claims submitted in the last year have been submitted to Case Managers. The Company anticipates that this usage will continue as both its business and the need to manage effectively the processing of claims grow.

     Systems Operations.

     The Company operates and maintains its own computer system for all aspects of the Company's operations, including: policy issuance; billing; claims processing; commission reports; premium production by agent (state and product) and general ledger. During 1995, the Company commenced the installation of a new computer system, including hardware and a variety of applications software, which will enable the Company to (i) define and refine its underwriting and claims functions so that data may be analyzed more usefully, (ii) target agents and consumers more effectively and (iii) continue to manage the increasing volume of information as the Company's business grows. The Company considers an enhanced system critical to its ability to continue to provide the quality of service for which the Company has been known to its policyholders and agents. The Company is using both in-house programmers and outside consultants in installing the system, and expects portions of the new system to be fully operational during 1997. The Company will continue to utilize its current system in an enhanced mode, until a more-efficient application is installed.

     (e)  Premiums

     Premium rates for all lines of insurance written by the Company are subject to state by state regulation. Premium regulations vary greatly among jurisdictions and lines of insurance. Rates for the Company's insurance policies are established by the Company's independent actuarial consultants and reviewed by the insurance regulatory authorities as part of the licensing process in the states where the Company markets its products. Before a rate change can be made, the proposed change must be filed with and approved by the insurance regulatory authorities.

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

     (f)  Future Policy Benefits and Claims Reserves

     The Company is required to maintain reserves equal to the probable ultimate liability for claims and related claims expenses with respect to all policies in force. Reserves, which are computed by the Company's actuarial consultant, are established for (i) claims which have been reported but not yet paid, (ii) claims which have been incurred but not yet reported and (iii) the discounted present value of all future policy benefits less the discounted present value of expected future premiums. See Note 4 of the Notes to Consolidated Financial Statements.

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

     The Company began offering home health care coverage in 1987, and since that time has realized a significant increase in the number of home health care policies written by the Company. The Company's claims experience with home health care coverage is more limited than is its nursing home care claims experience, and the Company's claims experience with respect to its Independent Living policy, which it first offered in November 1994, is extremely limited. The Company's claims experience to date with respect to certain of its home health care products has been characterized by a higher than expected number of claims with a longer than expected duration. Management of the Company believes that individuals may be more inclined to utilize home health care than nursing home care, which is generally a last resort to be considered only after all other possibilities have been explored. Accordingly, management believes that there is a greater potential for wide variations in claims experience in its home health care insurance than exists with respect to nursing home care insurance. The Company's actuarial consultants utilize both the Company's experience and other industry-wide data in the computation of reserves for the home health care product line.

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

     The Company employs full-time actuarial support and utilizes the services of actuarial consultants (the "Actuaries"), to price insurance products and establish reserves with respect to those products. Additionally, the actuaries assist the Company in improving the documentation of its reserve methodology, a process which has resulted in certain adjustments to the Company's reserve levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-

Overview." Although management believes that the Company's reserves are adequate to cover all policy liabilities, there can be no assurance that reserves are adequate or that future claims experience will be similar to, or accurately predicted by, the Company's past or current claims experience.

     (g)  Reinsurance

     As is common in the insurance industry, the Company purchases reinsurance to increase the number and size of the policies it may underwrite. Reinsurance is purchased by insurance companies to insure their liability under policies written to their insureds. By transferring, or ceding, certain amounts of premium (and the risk associated with that premium) to reinsurers, the Company can limit its exposure to risk. The Company currently reinsures any life insurance policy to the extent the risk on that policy exceeds $50,000. The Company currently reinsures its ordinary life policies through Reassurance Company of Hannover (A.M. Best rating A-). The Company also has reinsurance agreements with Life Insurance Company of North America (A.M. Best rating A+) and Transamerica Occidental Life Insurance Company (A.M. Best rating A+) to reinsure term life policies whose risk exceeds $15,000, and with Employers Reassurance Corporation (A.M. Best rating A+) to reinsure credit life policies whose risk exceeds $15,000.

     PTLIC and Network America have entered into a reinsurance agreement, effective in January 1994, to cede 100% of certain life, accident and health and Medicare supplement insurance policies issued by PTLIC and Network America to Life and Health Insurance Company of America ("Life and Health") (A.M. Best rating B-), an unaffiliated insurer. This arrangement, known as a "fronting" arrangement, is used when one insurer wishes to take advantage of another insurer's ability to procure and issue policies. The fronting company remains liable to the policyholder, even though all of its risk is reinsured. Because of Life and Health's A.M. Best rating, PTLIC and Network America have structured their agreement with Life and Health to require maintenance of securities in escrow for PTLIC and Network America in an amount at least equal to their statutory reserve credit. The value of these escrowed securities, which consist of U.S. government bonds, exceeded PTLIC's and Network America's related statutory and GAAP reserve credits as of December 31, 1996, which were approximately $530,000. The policies subject to this fronting arrangement are being marketed in six states to federal employees. Premium ceded under this agreement totaled $984,600, $943,500 and $882,465 in 1994, 1995 and 1996,
respectively.

     In January 1991, Network America entered into another fronting arrangement under which Network America ceded 100% of certain whole life and deferred annuity policies to Provident Indemnity Life Insurance Company ("Provident Indemnity"), (A.M. Best rating B-), an unaffiliated insurer. No new policies have been ceded under this arrangement since December 31, 1995. As a result, Network America has structured its agreement with Provident Indemnity to require maintenance of securities in escrow for Network America in an amount at least equal to its statutory reserve credit. The value of these escrowed securities, which consist of U.S. government bonds, exceeded Network America's related statutory reserve credit as of December 31, 1996 of approximately $3,673,000, but was less than Network America's GAAP reserve credit as of December 31, 1996, which was approximately $4,825,000. The policies which are subject to this fronting agreement were intended for the funeral arrangement or "pre-need" market, and were being underwritten in 24 states (with the largest markets in California and Michigan). Total ceded life insurance in force approximated $8,018,000, $14,169,000 and $12,121,000 for 1994, 1995 and 1996, respectfully.

     Effective in October 1994, the Insurers entered into reinsurance agreements with Cologne Life Reinsurance Company (A.M. Best rating A+) with respect to their home health care policies with benefit periods exceeding 36 months. Under these reinsurance agreements, the Insurers are responsible for payment of claims during the first 36 months of the benefit period, and the reinsurer will reimburse the Insurers for 100% of all claims paid after such 36 month period. Total reserve credits taken related to this agreement as of December 31, 1996 were approximately $859,000.

     In May 1991, Network America acquired a block of long-term care business under an assumption reinsurance agreement with Providentmutual Life and Annuity Company of America (formerly known as Washington Square Life Insurance Company), an unaffiliated insurance company. Network America assumed the obligations as insurer for all policies in force as of that date. Network America received cash totaling $1,512,300, net of $513,500 as consideration for the sale. Under this agreement, Network America assumed a reinsurance treaty under which 66% of the premiums assumed are, in turn, ceded by Network America to a third party reinsurer. The total accident and health premiums ceded under this treaty amounted to $1,287,502 in 1994, $1,174,792 in 1995 and $1,081,380 in 1996.

     On December 28, 1990, Network America entered into a reinsurance agreement with Midland Mutual Life Insurance Company (A.M. Best rating A-) under which Network America acquired approximately 3,100 nursing home policies in 22 states with an annualized premium of approximately $3,000,000. The Company recognized $1,886,790 of premium related to this acquisition in 1994, $1,768,467 in 1995 and $1,661,725 in 1996.

     In the event a reinsurance company becomes insolvent or otherwise fails to honor its obligations to the Company under any of its reinsurance agreements, the Company would remain fully liable to the policyholder.

     ANIC reinsures approximately $500,000 of premium with three Vermont licensed companies. For a discussion of the amounts reinsured by the Company, see Note 11 of the Notes to Consolidated Financial Statements.

     For a discussion of A.M. Best ratings, see "A. M. Best Ratings and Standard & Poor's Ratings."

     (h)  Investments

     The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. Investments are managed by James M. Davidson & Company of Wayne, Pennsylvania and First Union National Bank of Charlotte, North Carolina. Over the past five years, the Company has been able to meet its liabilities through operations and has not had to utilize any of its investment assets.

     The following table shows the composition of the debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 1996.

                                                         December 31, 1996
                                                         -----------------
           Rating (1)                                   Amount       Percent
                                                       --------      --------
                                                           (in thousands)

     U.S. Treasury and U.S. Agency securities          $150,196          74.6%
     Aaa or AAA                                          31,193          15.9%
     Aa or AA                                            13,889           6.9%
     A                                                    4,197           2.1%
     Other                                                1,085           0.5%
                                                       --------      --------
               Total                                   $201,330         100.0%
                                                       ========      ========

     As of December 31, 1996, over 94.7% of the Company's total investments were fixed income debt securities, 74.6% of which were securities of the United States Government (or its agencies or instrumentalities). The balance of the Company's investment portfolio consisted principally of publicly traded equity securities. As of December 31, 1996, all of the Company's bond investment portfolio consisted of investment grade securities, with substantially 100% rated "A" or better by either Moody's Debt Rating Service or Standard and Poor's Corporation. The Company's investment policy is to purchase only U.S. Treasury securities, U.S. agency securities and investment-grade municipal and corporate securities primarily with an "A" or higher rating with the highest yield to maturity available, and to have 7% to 10% of the Company's bond investment portfolio mature each year. The Company generally buys investments maturing within two to twelve years of the date of the purchase. At December 31, 1996, the average maturity of the Company's bond investment portfolio was 5.8 years and the Company's investment portfolio contained no collateralized mortgage obligations or investments in real estate. The Company has historically limited its investments in equity securities. In 1996, the Company expanded its common stock investments slightly to approximately 5.3% of its total investments. The Company intends to limit its common stock investments to 8.0% of its total investments. For additional information regarding the Company's investments, see Note 3 of the Notes to Consolidated Financial Statements.

     The following table sets forth for the periods indicated certain information concerning investment income.

           Investment Portfolio                    1994       1995       1996
                                                   ----       ----       ----
                                                     Year Ended December 31,
                                                     -----------------------
                                                  (Dollar amounts in thousands)
     Average balance of investments,
     cash and cash equivalents during
     the period (1)                             $ 91,823   $ 125,524   $174,422
     Net investment income                         5,946       8,103     10,882
     Average yield on investments                    6.5%        6.5%       6.3%

----------
(1) Valued at amortized cost except for common stock which is carried at market value.

     (i)  Selected Financial Information: Statutory Basis

     The following table shows certain ratios derived from the Company's insurance regulatory filings with respect to the Company's accident and health policies presented in accordance with accounting principles prescribed or permitted by insurance regulatory authorities ("SAP"), which differ from the presentation under Generally Accepted Accounting Principles ("GAAP") and which also differ from the presentation under SAP for purposes of demonstrating compliance with statutorily mandated loss ratios. See Item 1, "Business--Government Regulation".

                                                  Year ended December 31,
                                                  -----------------------
                                              1994         1995         1996
                                              ----         ----         ----
     Loss ratio (1)                            59.0%        56.1%        61.5%
     Expense ratio (2)                         46.9         50.4         48.7
                                             ------       ------       ------
     Combined loss and expense ratio          105.9        106.5        110.2
     Persistency (3)                           75.4         77.4         79.9

---------------
(1) Loss ratio is defined as incurred claims and increases in policy reserves divided by earned premiums.
(2) Expense ratio is defined as commissions and expenses incurred divided by earned premiums.
(3) Persistency represents the percentage of premiums renewed, which the Company calculates by dividing the total annual premiums at the end of each year (less first year business for that year) by the total annual premiums in force for the prior year. For purposes of this calculation, a decrease in total annual premiums in force at the end of any year would be a result of non-renewal policies, including those policies that have terminated by reason of death, lapse due to nonpayment of premiums, and/or conversion to other policies offered by the Company.

     The Company's loss ratio rose in 1995 and continued to rise in 1996 from the prior year's level due in part to a mandated change in reserving method wherein underwriters of long-term care products were required by the Pennsylvania Insurance Department, commencing in October 1994, to use the one-year preliminary term reserve method, instead of the two-year preliminary term method previously permitted. This change had the effect of requiring companies to establish a full annual reserve for a policy commencing at the end of the first policy year, instead of at the end of the second policy year. The increase in the persistency rate in 1996 and 1995, signifying a greater percentage of policy renewals, also caused the loss ratio to increase. This is due to the fact that as policies age, the reserves associated with such policies must be increased.

     Under SAP, costs associated with sales of new policies must be charged to earnings as incurred. Because these costs, together with required reserves, generally exceed first year premiums, statutory surplus may be reduced during periods of increasing first year sales. Through November 1994, the Company was able to expand its business from accumulation of statutory retained earnings and from proceeds received from the Company's Common Stock offering completed in December, 1989. In December 1994, PTLIC's capital position was strengthened by a $4,000,000 contribution from the Company. The capital position of the Insurers was improved further by the contribution of $14,000,000 of the net proceeds of the 1995 public offering to the capital and surplus of the Insurers during the third quarter of 1995. In October 1996, the Company contributed an additional $5,000,000 of the offering proceeds to Network America. In December 1996, the Company contributed $20,000,000, $20,000,000 and $5,000,000 to the capital and surplus of PTLIC, Network America, and ANIC, respectively, from the proceeds of its $74,750,000 convertible subordinated debt offering in November 1996.

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

     (j)  A.M. Best's Rating and Standard & Poor's Rating

     The Insurers rating with A.M. Best is "B++ (very good)." A.M. Best's ratings are based on a comparative analysis of the financial condition and operating performance for the prior year of the companies rated, as determined by their publicly available reports. A.M. Best's classifications are A++ and A+ (superior), A and A- (excellent), B++ and B+ (very good), B and B-(good), C++ and C+ (fair), and C and C- (marginal), D (below minimum standards), E (under state supervision) and F (in liquidation). A.M. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors. In evaluating a company's financial and operating performance, the rating agencies review the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competency of its management. PTLIC and Network America also have a Standard & Poor's claims paying ability rating of "A- (good)," which falls within the most secure range (AAA to BBB). ANIC is not rated by Standard & Poor's.

     (k)  Competition

     The Company operates in a highly competitive industry. Many of its competitors have considerably greater financial resources, higher ratings from A.M. Best and larger networks of agents than the Company. Many insurers offer long-term care policies similar to those offered by the Company and utilize similar marketing techniques. The Company actively competes with these insurers in attracting and retaining agents by offering competitive products and commission rates and quality underwriting, claims service and policyholder service.

     (l)  Government Regulation

     Insurance companies are subject to supervision and regulation in all states in which they transact business. The Company is registered and approved as a holding company under the Pennsylvania Insurance Code. PTLIC and Network America are chartered and licensed in Pennsylvania as stock life insurance companies. ANIC is chartered and licensed in Vermont as a stock accident and health insurance company. On a combined basis with its direct and indirect insurance subsidiaries, the Company is currently licensed in all states except New York.

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

     The Pennsylvania Department, the Vermont Department of Banking, Insurance, Securities and Health Care Administration (the "Vermont Department") and insurance regulatory authorities in other jurisdictions, have broad administrative and enforcement powers relating to the granting, suspending and revoking of licenses to transact insurance business, the licensing of agents, the regulation of premium rates and trade practices, the content of advertising material, the form and content of insurance policies and financial statements and the nature of permitted investments. In addition, regulators have the power to require insurance companies to maintain certain deposits, capital, surplus and reserve levels calculated in accordance with prescribed statutory standards. The Company believes that its deposit, capital, surplus and reserve levels currently meet or exceed all applicable regulatory requirements. The primary purpose of such supervision and regulation is the protection of policyholders, not investors.

     The Company also is subject to the insurance holding company laws of Pennsylvania and of the other states in which it is licensed to do business. These laws generally require insurance holding companies and their subsidiary insurers to register and file certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. Further, states often require prior regulatory approval of changes in control of an insurer and of intercorporate transfers of assets within the holding company structure. The purchase of more than 10% of the outstanding shares of Common Stock by one or more parties acting in concert requires the prior approval of the Pennsylvania and Vermont Departments, and may subject such party or parties to the reporting requirements of the insurance laws and regulations of Pennsylvania and Vermont and to the prior approval and/or reporting requirements of other jurisdictions in which the Company is licensed. In addition, officers, directors and 10% shareholders of insurance companies, such as the Insurers, are subject to the reporting requirements of the insurance laws and regulations of Pennsylvania and Vermont, as the case may be, and may be subject to the prior approval and/or reporting requirements of other jurisdictions in which the Company is licensed.

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

     As part of their routine regulatory, oversight process state insurance regulators periodically conduct detailed examinations of the books, records and operations of insurers. During 1995, the Pennsylvania Department completed its examination of PTLIC and Network America for the five year period ended December 31, 1994 and had no recommendations for either PTLIC or Network America. During 1995, the Vermont Department completed its examination of ANIC for the three year period ended December 31, 1994 and had no material recommendations. In addition to conducting these examinations, state insurance regulatory authorities from time to time also conduct separate market conduct examinations. These examinations focus on an insurer's claims practices, policyholder complaints, policy forms, advertising practices and other marketing aspects.

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

     The NAIC has developed minimum capital and surplus requirements utilizing certain risk-based factors associated with various types of assets, credit, underwriting and other business risks. The Company did not experience any problems meeting these requirements when they took effect in 1994. As of December 31, 1996, the risk-based capital of PTLIC, Network America and ANIC were 900% , 1,082%, and 767% respectively, of authorized control level capital.

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

     States also restrict the dividends the Company's insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of the Insurers, computed according to statutory formulae. In addition, Pennsylvania law requires PTLIC and Network America to furnish the Pennsylvania Department 30 days advance notice of any planned extraordinary dividend (any dividend paid within any twelve-month period which exceeds the greater of (i) 10% of its surplus as shown in its most recent annual statement filed with the Pennsylvania Department or (ii) its net gain from operations, after policyholder dividends and federal income taxes and before realized gains or losses, shown in such statement) and the Pennsylvania Department may refuse to allow it to pay such extraordinary dividends. Under Vermont insurance law, ANIC is also required to furnish 30 days advance written notice of an extraordinary dividend to the Vermont Department which may disapprove the dividend. Vermont law defines an extraordinary dividend as a dividend in excess of the lesser of (i) the net earnings of the company during the preceding calendar year plus net income not paid out as dividends during the prior two calendar years and (ii) 10% of the capital surplus of the company, determined as of the immediately preceding December 31.

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

     During 1993, the NAIC adopted model language that requires long-term care policies to include a nonforfeiture benefit. The mandated inclusion of a nonforfeiture benefit is intended to protect policyholders against the lapse (or cancellation) of policies without some value returning to the policyholder. Issuers of long-term care insurance policies are subject to a tax if they fail to meet certain requirements set forth in the long-term care insurance model regulations and the long-term care insurance model act as promulgated by the NAIC (January 1993). The amount of the tax is $100 per insured for each day any of the requirements are not met with respect to each qualified long-term care insurance contract. During 1994, the NAIC adopted a standard calling for "rate stabilization" of long-term care policies. Some states, such as Florida, have adopted regulations which require long-term care policies to include nonforfeiture provisions. Other states, such as California, have adopted regulations which require long-term care policies to include provisions allowing insureds to obtain protection against the effects of inflation. Adoption of nonforfeiture benefits would increase the price of long-term care policies, while rate stabilization provisions limit the Company's ability to adjust to adverse loss experiences.

     In September 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996 ("the Act") which permits premiums paid for eligible long-term care insurance policies after December 31, 1996 to be treated as deductible medical expenses. The deduction is limited to a specified dollar amount ranging from $200 to $2,500, with the amount of the deduction increasing with the age of the taxpayer. In order to qualify for the deduction the insurance contract must, among other things, provide for
(i) limitations on pre-existing condition exclusions, (ii) prohibitions on excluding individuals from coverage based on health status, and (iii) guaranteed renewability of health insurance coverage. Although the Company intends to offer tax deductible policies, it will continue to offer a variety of non-deductible policies as well. The Company has filed long-term care policies which qualify for tax exemption under the Act in all states in which it is licensed.

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

     (m)  Employees

     As of December 31, 1996, the Company had approximately 235 full-time employees (not including independent agents), 148 of whom are employed in the Company's home office. Of those employees in the Company's home office, 31 are employed in various administrative services, 21 in sales, 31 in underwriting, 17 in accounting, 7 in compliance, 21 in claims, 16 in an executive capacity, and 4 in systems. The Company had approximately 32 full-time employees employed in the Florida field office as of December 31, 1996. Of the Florida employees, 24 are employed in underwriting and administrative services and 8 are employed in marketing. As of December 31, 1996, the Company has 20 employees in its California office and has 35 employees in its Vermont office. The Company is not a party to any collective bargaining agreements and believes that its relationship with its employees is good.

     Item 2.   Properties

     The Company's principal offices in Allentown, Pennsylvania, occupy approximately 25,500 square feet of office space in a 40,000 square foot building, owned by the Company. The Company also leases additional office space in Florida and California, and owns office space in Vermont.

     The Company owns a 2.42 acre parcel of land and a warehouse, both located across the street from its home office for future use.

     Item 3.   Legal Proceedings

     The Insurers are parties to various lawsuits generally arising in the normal course of business. The Company does not believe that the eventual outcome of any such suit will have a material effect on its financial condition or results of operations.

     Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1996 to a vote of security holders.

                                     PART II


     Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters

     The Common Stock of the Company is traded in the over-the-counter market and is included on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol PTAC. Until March 24, 1997, the transfer agent and registrar for the Company's Common Stock is Registrar and Transfer Company of Cranford, New Jersey. Effective March 24, 1997, First Union National Bank of Charlotte, North Carolina will become the transfer agent and registrar for the Company's Common Stock.

     As of March 19, 1997 the Company had 7,518,080 shares of Common Stock outstanding, held by approximately 430 stockholders of record. This latter number was derived from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

     The range of high and low sale prices, as reported by NASDAQ, for the Company's Common Stock for the periods indicated below, is as follows:

                                                    High         Low
                                                    ----         ---
     1995
          First Quarter                            12 1/8        9 3/4
          Second Quarter                           13           11 3/8
          Third Quarter                            14 3/4       11 7/8
          Fourth Quarter                           16 1/2       13

     1996
          First Quarter                            19           15 1/4
          Second Quarter                           21 1/2       18 1/2
          Third Quarter                            24 3/4       17
          Fourth Quarter                           26           22 1/2

     The Company has never paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future. It is the present intention of the Company to retain any future earnings to support the continued growth of the Company's business. Any future payment of dividends by the Company is subject to the discretion of the Board of Directors and is dependent, in part, on any dividends it may receive as the sole shareholder of PTLIC, ANIC and the Agency, and which PTLIC may in turn receive as the sole shareholder of Network America. The payment of dividends by PTLIC, ANIC and Network America, respectively, is in turn dependent on a number of factors, including their respective earnings and financial condition, business needs and capital and surplus requirements, and is also subject to certain regulatory restrictions and the effect that such payment would have on their ratings by A.M. Best Company. See Item 1, "Business--A.M. Best's Rating and Standard & Poor's Rating" and Item 1, "Business--Government Regulation".

     Item 6.   Selected Financial Data

     The following selected consolidated statement of operations data and balance sheet data of the Company as of and for the years ended December 31, 1992, 1993, 1994, 1995 and 1996, have been derived from the Consolidated GAAP Financial Statements of the Company, which have been audited by Coopers and Lybrand L.L.P., independent accountants.


                                                                 Year Ended December 31,
                                       --------------------------------------------------------------------------
                                        1992 (1)          1993            1994            1995            1996
                                       ----------      ----------      ----------      ----------      ----------
                                                    (in thousands, except per share data and ratios)
Statement of Operations Data:
Revenues:
Accident and health:
   First year premiums                 $   22,477      $   25,836      $   26,968      $   36,770      $   46,346
   Renewal premiums                        37,507          43,615          52,237          62,402          80,311
Life:
   First year premiums                          4             361           2,149           1,701           1,457
   Renewal premiums                           248             169             481           1,494           2,077
                                       ----------      ----------      ----------      ----------      ----------
Total premiums                             60,236          69,981          81,835         102,367         130,192
Investment income, net
                                            4,398           4,979           5,946           8,103          10,982
Net realized gains (losses)                   173             182               8              46              20
Other income                                  371             321             305             347             342
                                       ----------      ----------      ----------      ----------      ----------
   Total revenues                          65,178          75,463          88,094         110,863         141,536

Benefits and expenses:
Benefits to policyholders                  34,285          40,829          48,757          64,879          83,993
First year commissions                     14,282          16,722          19,365          26,223          30,772
Renewal commissions                         6,004           7,060           7,866          10,128          12,533
Net policy acquisition costs deferred (2)  (5,832)         (6,640)         (7,643)        (15,303)        (19,043)
General and administrative expense          8,511           9,350          10,262          12,171          15,648
Interest expense                              192             184             162             327             625
                                       ----------      ----------      ----------      ----------      ----------
   Total benefits and expenses             57,442          67,505          78,769          98,425         124,529
                                       ----------      ----------      ----------      ----------      ----------

Income before federal income taxes          7,736           7,958           9,325          12,438          17,007
Provision for federal income taxes          2,436           2,137           2,562           3,609           4,847
                                       ----------      ----------      ----------      ----------      ----------

Net income                             $    5,300      $    5,821      $    6,763      $    8,829      $   12,160
                                       ==========      ==========      ==========      ==========      ==========
Net income per share (3)               $     1.12      $     1.24      $     1.45      $     1.53      $     1.70
                                       ==========      ==========      ==========      ==========      ==========
Fully diluted net income per share           --              --              --              --        $     1.64
Weighted average shares outstanding         4,732           4,689           4,669           5,772           7,165
Fully diluted shares outstanding             --              --              --              --             7,608

GAAP Ratios:
Loss ratios                                  56.9%           58.3%           59.5%           63.4%           64.5%
Expense ratio                                38.4            38.1            36.7            32.8            31.1
                                       ----------      ----------      ----------      ----------      ----------
Total                                        95.3%           96.4%           96.2%           96.2%           95.6%

Selected Statutory Data:
Net premiums written                   $   60,385      $   69,898      $   81,878      $  102,145      $  133,950
Statutory surplus (beginning of
  period)                              $   10,688      $   12,301      $   17,256      $   21,067      $   38,148
Ratio of net premiums written to
  statutory surplus                          5.6x            5.7x            4.7x            4.8x            3.5x
Balance Sheet Data:
Total investments                      $   60,685      $   77,981      $   91,490      $  144,928      $  212,662
Total assets                              115,699         136,948         164,346         237,744         386,768
Total debt
                                            2,625           2,516           6,372           2,206          77,115
Total liabilities                          69,327          85,599         108,903         140,637         267,861
Shareholders' equity (4)                   46,070          51,349          55,444          97,107         118,907
Book value per share (3)(4)            $     9.72      $    11.00      $    11.87      $    13.93      $    15.83

------------------------

(1) Restated to reflect adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of January 1, 1990. The effect of adoption is as follows:

                                                                1992
                                                                ----
     Net income (reduction)                                  $ (116,000)
     Net income per share (reduction)                        $     (.02)

(2) For a discussion of policy acquisition costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(3) Adjusted to give effect to a 50% stock dividend on the Common Stock declared on April 19, 1995, payable to shareholders of record on May 3, 1995 and distributed on May 15, 1995.

(4) The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. The cumulative effect of this adoption was an increase on January 1, 1994 in shareholders' equity of $3,529,000 to reflect the net unrealized gain (net of $1,512,000 in deferred income taxes) on investment securities classified as available for sale. As of December 31, 1995, shareholders' equity was increased by $4,056,000 due to unrealized gains of $6,146,000 in the Company's investment portfolio. As of December 31, 1996, shareholders' equity was increased by $2,261,000 due to unrealized gains of $3,426,000 in the Company's investment portfolio. These increases were caused primarily by decreases in interest rates since the date of purchase of the debt securities in the Company's portfolio.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the components of the Company's condensed statements of operations for the years ended December 31, 1994, 1995 and 1996, expressed as a percentage of total revenues.

                                               Year Ended December 31,
                                           ------------------------------
                                            1994        1995        1996
                                           ------      ------      ------
Statement of Operations Data:
Revenues:
Accident and health:
   First year premiums                       30.6%       33.2%       32.7%
   Renewal premiums                          59.3%       56.3%       56.7%
Life:
   First year premiums                        2.4%        1.5%        1.0%
   Renewal premiums                           0.5%        1.3%        1.5%
                                           ------      ------      ------
Total premiums                               92.9%       92.3%       92.0%
Investment income, net                        6.7%        7.3%        7.8%
Net realized gains (losses)                   0.0%        0.1%        0.0%
Other income                                  0.3%        0.3%        0.2%
                                           ------      ------      ------
   Total revenues                           100.0%      100.0%      100.0%

Benefits and expenses:
Benefits to policyholders                    55.3%       58.5%       59.3%
First year commissions                       22.0%       23.7%       21.7%
Renewal commissions                           8.9%        9.1%        8.9%
Net policy acquisition costs deferred        (8.7%)     (13.8%)     (13.5%)
General and administrative expense           11.6%       11.0%       11.1%
Interest expense                              0.2%        0.3%        0.4%
                                           ------      ------      ------
   Total benefits and expenses               89.4%       88.8%       87.9%
                                           ------      ------      ------

Income before federal income taxes           10.6%       11.2%       12.0%
Provision for federal income taxes            2.9%        3.2%        3.4%
                                           ------      ------      ------

Net income                                    7.7%        8.0%        8.6%
                                           ======      ======      ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company develops and markets insurance products primarily designed for individuals age 65 and over. The Company's principal products are individual fixed, defined benefit accident and health insurance policies which consist of nursing home care, home health care, Medicare supplement and long-term disability insurance. The Company's underwriting practices rely upon the base of experience which it has developed over twenty years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, the Company has encouraged the purchase of both nursing home care and home health care coverage, and has introduced new life insurance products as well, thus providing policyholders with enhanced protection while broadening the Company's policy base. In late 1994, the Company introduced its Independent Living policy which provides coverage over the full term of the policy for services furnished by a homemaker or companion who is not a qualified or licensed care provider. Long-term nursing home care and home health care policies accounted for approximately 90% of the Company's total annualized premiums in force as of December 31, 1996 and approximately 86% of its consolidated revenues for 1996.

     The Company and its insurance subsidiaries are subject to the insurance laws and regulations of each state in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. Premiums charged for insurance products must be approved by state regulatory authorities. In addition, the Company and its insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported losses, as well as estimated future benefits payable under the Company's insurance policies. These reserves must, at a minimum, comply with mandated standards.

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

Investment income. The Company's investment portfolio consists primarily of high-grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. As of December 31, 1996, approximately 5.3% of the Company's investment portfolio was committed to high quality large capitalization common stocks. Due to the longevity of the Company's investment portfolio duration (approximately 4 years), investment interest income does not immediately reflect changes in market interest rates. However, the Company is susceptible to changes in market rates when cash flows from maturing investments are reinvested at prevailing market rates.

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

Results of Operations

Quarterly Data

     The unaudited quarterly data for the Company for each quarter of 1995 and 1996 have been derived from unaudited financial statements and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of the Company's future results of operations.

     The following table presents unaudited quarterly data for the Company for each quarter of 1995 and 1996.

                                                                    1995
                                              -------------------------------------------------
                                               First        Second         Third        Fourth
                                              Quarter       Quarter       Quarter       Quarter
                                              -------       -------       -------       -------
                                              (in thousands, except per share data and ratios)
Accident and health premiums                 $ 22,562      $ 24,895      $ 25,509      $ 26,205
Life premiums
                                                  846           795           746           807
     Total premiums                            23,408        25,691        26,256        27,013
Investment income, net                          1,683         1,807         2,177         2,436
Net realized capital gains and losses and
     other income                                  74            71           128           121

     Total revenues                            25,165        27,568        28,561        29,570
Benefits to policyholders                      14,699        16,412        16,387        17,381
Commissions & expenses                         10,117        12,448        12,295        13,663
Net policy acquisition costs deferred          (2,425)       (4,200)       (3,509)       (5,169)

     Net income                              $  1,842      $  1,963      $  2,343      $  2,681
     Net income per share (primary)          $   0.39      $   0.42      $   0.35      $   0.37

GAAP loss ratio                                  62.8%         63.9%         62.4%         64.3%
GAAP expense ratio
                                                 33.4          32.5          33.6          31.6
     Total                                       96.2%         96.4%         96.0%         95.9%


                                                                    1996
                                              -------------------------------------------------
                                               First        Second         Third        Fourth
                                              Quarter       Quarter       Quarter       Quarter
                                              -------       -------       -------       -------
                                              (in thousands, except per share data and ratios)

Accident and health premiums                 $ 29,524      $ 31,344      $ 31,511      $ 34,279
Life premiums                                     946           866           874           848
     Total premiums                            30,470        32,210        32,385        35,127
Investment income, net                          2,386         2,505         2,602         3,489
Net realized capital gains and losses and
     other income                                 137           137            88             0
     Total revenues                            32,993        34,853        35,075        38,616
Benefits to policyholders                      19,787        21,832        20,161        22,213
Commissions & expenses                         13,493        14,171        14,509        16,780
Net policy acquisition costs deferred          (4,170)       (5,303)       (4,054)       (5,516)

     Net income                              $  2,693      $  2,883      $  3,098      $  3,487
     Net income per share (primary)          $   0.39      $   0.41      $   0.43      $   0.46

GAAP loss ratio                                  64.9%         67.8%         62.3%         63.2%
GAAP expense ratio
                                                 30.7          27.6          32.4          33.5
     Total                                       95.6%         95.4%         94.7%         96.7%

Twelve Months Ended December 31, 1996 and 1995

Accident and Health Premiums. First year accident and health premiums earned by the Company, excluding the contribution of ANIC, in the twelve month period ended December 31, 1996, increased 19.9% to $44,071,649, compared to $36,769,835 in 1995. First year long-term care premiums in 1996 increased 19.1% to $43,478,707, compared to $36,507,436 in 1995. This increase was primarily attributable to increased sales of home health care policies, which increased to $19,866,692 for 1996 from $14,560,437 for 1995. Premiums from sales of nursing home care policies increased from $21,946,999 in 1995 to $23,612,015 in 1996. Management believes that the increase in the sale of home health care policies reflects the continued growth in the home health care market. Management further believes that the lower increase in the sale of nursing home policies primarily resulted from nursing home policies increasingly being sold as riders to home care policies as opposed to separate stand-alone policies. First year Medicare supplement premiums earned by the Company in 1996 increased to $592,083 from $262,399 in 1995. The Company places reduced emphasis upon this product due to reduced profitability caused by regulation.

     Renewal accident and health premiums earned by the Company in 1996 increased 28.7% to $80,311,319, compared to $62,402,068 in 1995. Renewal long-term care premiums in 1996 increased 30.4% to $77,734,271, compared to $59,624,488 in 1995. This increase reflects higher persistency and growth of in-force premiums. Renewal Medicare supplement premiums earned by the Company in 1996 decreased 7.2% to $2,577,048, compared to $2,777,580 in 1995. This trend is consistent with the Company's decision not to actively pursue Medicare supplement business.

     In addition, ANIC, which the Company acquired on August 30, 1996, generated accident and health premiums, comprised primarily of long-term disability coverage, of $2,274,442 during 1996.

Life Premiums. First year life premiums earned by the Company decreased 14.3% to $1,457,044, in 1996, compared to $1,700,549 in 1995. The Company's life business has remained stable as the Company is focusing its marketing efforts on its Independent Living policy and its other long-term care products. Renewal life premiums in 1996 increased to $2,077,325, compared to $1,494,153 in 1995. This increase was primarily the result of renewals of first-year policies written in 1995.

     In order to enhance the marketability of certain products, the Company has recently emphasized offering new policy holders a monthly premium payment plan. The Company believes that the lower monthly payment is more attractive than the historical larger annual premium payment and that offering the monthly payment option enables it to sell more policies. However, because the Company records premiums when due, and a higher percentage of new policy holders opted for the monthly payment option in 1996 compared with 1995, management believes that it has experienced a delay in premium recognition of approximately $5,000,000 throughout 1996.

Net Investment Income. Net investment income earned by the Company for 1996 increased 35.5% to $10,982,131 from $8,102,809 for 1995. This increase was primarily the result of growth in the Company's investment assets due to continued premium growth, additional funds of approximately $22,000,000 from the Company's public offering in July 1995, and additional funds of approximately $72,000,000 obtained from the issuance of convertible debt late in 1996.

Benefits to Policyholders. Benefits to policyholders in 1996 increased 29.5% to $83,993,132, including ANIC expenses of $1,078,073, compared to $64,879,275 in 1995. Accident and health benefits to policyholders in 1996 increased 29.6% to $81,860,045 compared to $63,175,068 in 1995. The Company's accident and health loss ratio was 64.9% in 1996, compared to 63.7% in 1995. This increase in loss ratio was due, in part, to the increase in premium and policies of the Company's Independent Living policy which is reserved for at a higher rate, and also to improved persistency. In addition, management believes that claims were reported more quickly throughout 1996 due to the Company's offer to waive a policy elimination period if the insured agreed to utilize a Case Manager. See "Business-Claims." Management believes that this acceleration of reported claims was completely recognized by the end of 1996. During 1996, expenses for case management services of approximately $450,000 were classified as general and administrative expenses. The Company utilizes case management services in order to reduce overall claims expense. Had this expense been classified as Benefits to Policyholders, the total 1996 loss ratio would have increased by .35% of premiums to 64.9% compared to 63.4% in 1995.

     Life benefits to policyholders in 1996 increased to $1,154,868, compared to $1,032,224 for 1995. The life loss ratio was 32.7% in 1996, compared to 32.3% in 1995. This increase relates to the maturing of the life products that the Company first introduced in 1993.

Commissions. Commissions to agents increased 19.1% to $43,305,148 in 1996 compared to $36,351,140 in 1995. Included are ANIC commissions on long-term disability policies, which generated $445,084 of expenses in 1996.

     For the Company, excluding ANIC, first year commissions on accident and health business in 1996 increased 17.4% to $29,243,102, compared to $24,897,878 in 1995, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 66.4% in 1996 and 67.7% in 1995. First year commissions on life business in 1996 decreased 18.2% to $1,083,892, compared to $1,325,521 in 1995, directly reflecting the Company's reduction in first year life premiums. The ratio of first year life commissions to first year life premiums was 74.4% in 1996 compared to 78.0% in 1995.

     Renewal commissions on accident and health business in 1996 increased 23.6% to $12,312,521, compared to $9,964,110 in 1995, remaining consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.4% in 1996 and 16.0% in 1995. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the producing agents.

Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in 1996 increased 24.4% to $19,042,509 compared to $15,303,161 in 1995, consistent with the growth of the Company's business. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. The deferral of policy acquisition costs has remained consistent with the growth of premiums, and the growth in amortization of policy acquisition costs has been modified by improved persistency.

General and Administrative Expenses. General and administrative expenses in 1996 increased 28.6% to $15,647,715, compared to $12,170,913 in 1995. ANIC expenses accounted for $928,385 in 1996, which includes the amortization of goodwill and the present value of future profits. Without the ANIC increase in expenses, general and administrative costs would have increased 20.9%. This amount also includes an additional $450,000 of case management charges, which will be reported as policyholder benefits in subsequent years. General and administrative expenses as a percentage of revenues were 11.1% in 1996, compared to 11.0% in 1995, which is due to the additional costs of ANIC and case management.

Net Income. Net income of $12,160,347 (including a contribution of $299,354 from ANIC) for 1996 was $3,331,464 or 37.7% above 1995 income of $8,828,883. Net income includes income tax provisions of $4,847,000 and $3,609,000, for 1996 and 1995 period, respectively. Income before federal income taxes increased in 1996 by $4,569,464 or 36.7% to $17,007,347. This increase was primarily attributable to the continuing growth of premiums earned. The Company made a 1996 provision for federal income taxes of 4,847,000 or 28.5%, as compared to an effective 1995 tax provision rate of 29.0%.

Years Ended December 31, 1995 and 1994

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

Net Investment Income. Net investment income earned by the Company in 1995 increased 36.3% to $8,102,809, compared to $5,946,034 in 1994. This increase was primarily the result of growth in the Company's investment assets due to continued premium growth during 1995 and proceeds of approximately $22,000,000 from the Company's public offering in July 1995. See "-Liquidity and Capital Resources" below for a discussion of the public offering. The average yield on the Company's investments was 6.5% in 1995 and in 1994.

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

Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in 1995 increased 100.2% to $15,303,161 compared to $7,642,875 in 1994, consistent with the growth of the Company's business. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. The Company believes that amortization decreased in 1995 relative to 1994 as a result of higher persistency.

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

Renewal Commissions. Renewal commissions on accident and health business increased 27.1% to $9,964,110, compared to $7,840,877 in 1994, consistent with the increase in renewal premium discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 16.0% in 1995, compared to 15.0% in 1994. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to agents.

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

Changes in Accounting Principles

     In the first quarter of 1993, the Company retroactively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method provided for by SFAS 109, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates.

     In 1993, the Company adopted Statement of Financial Accounting Standards No. 113, "Accounting and Reporting of Short-Duration and Long-Duration Contracts" ("SFAS 113"). SFAS 113 established the conditions a reinsurance contract must meet in order to be accounted for as such. In addition, it eliminated the industry practice of reporting financial statement items, net of the effects of reinsurance. SFAS 113 did not impact the Company's results of operations, other than the financial statement presentation.

New Accounting Principles

     On January 1, 1996, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") became effective. SFAS 123 provides an alternative method of accounting for stock-based compensation arrangements, based on the fair value of the stock-based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and the Company's common stock. The accounting under SFAS 123 differs from the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). The Financial Accounting Standards Board encourages entities to adopt the fair value based method, but does not require the adoption of this method. For those entities that continue to apply APB 25, pro forma disclosure of the effects, if adopted, of SFAS 123 on net income and earnings per share is required in the 1996 financial statements. The Company has adopted the disclosure-only provisions of SFAS 123 and applies APB 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. See Note 9 of the consolidated financial statements for full disclosure under SFAS 123.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share, and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share." Primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share, and these amounts are required to be shown on the face of the income statement. In addition, a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation will be required.

     Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share data presented. Management has not determined the impact that SFAS 128 may have on the Financial Statements.

Impact of Increases in Cost of Medical Care

     Increases in the cost of medical care tend to increase the need for insurance. Many policyholders who once had adequate insurance coverage increased their insurance coverage to provide the same relative financial benefit and protection. The increases in medical costs lead to accident and health policies requiring higher benefits and an increased need for the products. Consequently, the Company offers riders to its insurance policies which provide for increases in policyholder benefits each year in the amount of 5% compounded annually on the anniversary date of the policy for 20 years or to age 85, whichever occurs first, or for the lifetime of the policyholder, as is mandated in certain states.

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

     Statutory requirements allow insurers to pay dividends only from statutory earnings as approved by the state insurance commissioner. Statutory earnings are generally lower than publicly-reported earnings due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. The Company has not and does not intend to pay shareholder dividends in the near future due to these requirements, choosing to retain statutory surplus to support continued premium growth. See "Dividend Policy" and "Business-Government Regulation."

     The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. On December 31, 1995, the average maturity of the Company's bond portfolio was 6.4 years, and its market value exceeded cost by 4.1% or approximately $5,643,000. On December 31, 1994, the average maturity of the Company's portfolio was 6.9 years and its market value was below cost by 4.4% or approximately $4,165,000. The Company's equity portfolio exceeded cost by $503,083 or 23.9% in 1995 and $52,780 or 6.0% in 1994. At December 31, 1996,
the average maturity of the Company's bond portfolio was 5.8 years, and its market value represented approximately 100.9% of its cost, with a current unrealized gain of $1,821,387. Its equity portfolio exceeded cost by $1,604,604 at December 31, 1996.

     In December 1994, a loan was extended to the Company by a bank in the amount of $4,000,000. The proceeds of the loan were contributed to the surplus of PTLIC in the form of cash to strengthen its overall capital position. The Company repaid this loan as required by the loan agreement, with a portion of the proceeds of the Company's public offering of 2,300,000 shares of Common Stock. The public offering was consummated on July 6, 1995, and the Company realized net proceeds of approximately $22,000,000, including the proceeds from the exercise of the underwriters' over-allotment option.

     On January 1, 1994, the Company adopted SFAS 115. The cumulative effect of adoption of SFAS 115 was an increase in shareholders' equity of $3,528,512, net of taxes, for unrealized gains of $5,040,731 in the investment securities available for sale portfolio. During the year ended December 31, 1994, the Company experienced a decrease in unrealized gains of $9,205,393. As of December 31, 1994, shareholders' equity was decreased by $2,713,842 due to unrealized losses of $4,111,882 in the investment portfolio. As of December 31, 1995, shareholders' equity was increased by $4,055,788 due to unrealized gains of $6,145,649 in the investment portfolio. As of December 31, 1996, shareholders' equity was increased by $2,261,154 due to unrealized gains of $3,425,991 in the investment portfolio.

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

     The Company's debt currently consists primarily of a mortgage note in the approximate amount of $2,000,000 and $74,750,000 in convertible subordinated debt. The convertible debt, issued in November 1996, is convertible at $28.44 per share until November 2003. The debt carries a fixed interest coupon of 6.25%, payable semi-annually. The mortgage note is currently amortized over 12 years, and has a balloon payment due on the remaining outstanding balance in September 1998.

Although the note carries a variable interest rate, the Company has entered into an amortizing swap agreement with the same bank, with a notional amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest.

     In December, 1996, the Company contributed $20,000,000, $20,000,000, and $5,000,000 to the surplus of PTLIC, Network America, and ANIC, respectively, from the proceeds of the convertible subordinated debt.

     The remaining approximately $27,000,000 in proceeds from the debt offering were retained at the parent in order to meet the interest service requirements of the debt. If the debt is not converted to common shares of the Company prior to December 2, 2003, the Company will be required to pay an aggregate of $32,703,125 in interest. The Company believes that it has retained sufficient funds to make these payments. The $74,750,000 balance of the debt is expected to convert to shares of common stock of the Company by design of the debt offering. However, in the event of maturity of the debt without conversion, the Company would be required to refinance the debt in order to meet its repayment obligations.


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

     Certain statements made by the Company may be considered to be forward looking. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance actual results will not differ significantly from its expectations.


     Item 8.   Financial Statements and Supplementary Data

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

                               REPORT ON AUDITS OF
                         CONSOLIDATED FINANCIAL STATEMENTS
                        as of December 31, 1996 and 1995 and
                              for the years ended
                         December 31, 1996, 1995 and 1994

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGES
                                                                                       ---------
Report of Independent Accountants......................................................      F-2
Financial Statements:
  Consolidated Balance Sheets as of December 31, 1996 and 1995.........................      F-3
  Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and
    1994...............................................................................      F-4
  Consolidated Statements of Changes in Shareholders' Equity for the years ended
    December 31, 1996, 1995 and 1994...................................................      F-5
  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and
  1994.................................................................................    F-6-7
  Notes to Consolidated Financial Statements...........................................   F-8-22

                                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
   Penn Treaty American Corporation
Allentown, Pennsylvania

    We have audited the accompanying consolidated balance sheets of Penn Treaty American Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn Treaty American Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 5, 1997

                                  PENN TREATY AMERICAN CORPORATION
                                           AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                   as of December 31, 1996 and 1995

                                                                           1996            1995
                                                                       --------------  --------------
                                  ASSETS
Investments:
  Bonds, available for sale at market,
    (amortized cost $199,508,579 and
    $136,600,775, respectively)...................................     $  201,329,966  $  142,243,341
  Equity securities at market value, (cost of
    $9,642,912 and   $2,102,529, respectively)....................         11,247,516       2,605,612
  Policy loans....................................................             84,232          79,404
                                                                       --------------  --------------
    Total investments.............................................        212,661,714     144,928,357
Cash and cash equivalents.........................................         51,612,067       8,881,061
Property and equipment, at cost, less accumulated
  depreciation of $2,205,407 and $1,854,065, respectively.........          8,092,028       5,740,353
Unamortized deferred policy acquisition costs.....................         82,176,268      63,133,759
Receivables from agents, less allowance for
  uncollectable amounts of $231,226 and $231,226, respectively....          1,543,382       1,275,481
Accrued investment income.........................................          3,581,077       2,436,435
Federal income tax recoverable....................................            175,219        --
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $324,203 and $231,826, respectively           6,042,786       1,197,574
Present value of future profits acquired..........................          4,011,668        --
Receivable from reinsurers........................................         10,105,654       7,730,828
Other assets......................................................          6,766,129       2,420,422
                                                                       --------------  --------------
    Total assets..................................................     $  386,767,992  $  237,744,270
                                                                       --------------  --------------
                                                                       --------------  --------------
                           LIABILITIES
Policy reserves:
  Accident and health.............................................     $  101,107,697  $   62,007,433
  Life............................................................          8,523,267       7,118,848
Unearned premium reserve..........................................             12,215          26,503
Policy and contract claims........................................         57,539,380      50,206,608
Accounts payable and other liabilities............................          4,768,441       2,681,499
Long-term debt....................................................         77,114,592       2,206,117
Federal income taxes payable......................................           --               183,249
Deferred income taxes.............................................         18,795,316      16,206,959
                                                                       --------------  --------------
    Total liabilities.............................................        267,860,908     140,637,216
                                                                       --------------  --------------

Commitments and contingencies (Note 10)
                        SHAREHOLDERS' EQUITY

Preferred stock, par value $1.00; 5,000,000
  shares authorized, none outstanding.............................           --              --
Common stock, par value $.10; 10,000,000
  shares authorized,  8,116,464 and 7,576,913 shares issued.......            811,646         757,691
Additional paid-in capital........................................         52,526,956      41,146,594
Net unrealized appreciation of securities.........................          2,261,154       4,055,788
Retained earnings.................................................         65,013,202      52,852,855
                                                                       --------------  --------------
                                                                          120,612,958      98,812,928
Less 605,629 common shares held in treasury, at cost..............         (1,705,874)     (1,705,874)
                                                                       --------------  --------------
                                                                          118,907,084      97,107,054
                                                                       --------------  --------------
    Total liabilities and shareholders' equity....................     $  386,767,992  $  237,744,270
                                                                       --------------  --------------
                                                                       --------------  --------------

    See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statements of Operations
                 for the years ended December 31, 1996, 1995 and 1994

                                                                          1996           1995           1994
                                                                     --------------  -------------  -------------
Revenue:
 Accident and health premiums..................................     $  126,657,410  $  99,171,903  $  79,204,953
 Life premiums.................................................          3,534,369      3,194,702      2,629,881
                                                                     --------------  -------------  -------------
                                                                       130,191,779    102,366,605     81,834,834
 Net investment income.........................................         10,982,131      8,102,809      5,946,034
 Net realized capital gains....................................             19,960         46,431          8,335
 Other income..................................................            342,388        347,113        304,823
                                                                     --------------  -------------  -------------
                                                                        141,536,258    110,862,958     88,094,026
Benefits and expenses:
 Benefits to policyholders.....................................          83,993,132     64,879,275     48,757,484
 Commissions...................................................          43,305,148     36,351,140     27,230,679
 Net policy acquisition costs deferred.........................         (19,042,509)   (15,303,161)    (7,642,875)
 General and administrative expense............................          15,647,715     12,170,913     10,262,410
 Interest expense..............................................             625,425        326,908        161,527
                                                                     --------------  -------------  -------------
                                                                        124,528,911     98,425,075     78,769,225
                                                                     --------------  -------------  -------------
Income before federal income taxes.............................          17,007,347     12,437,883      9,324,801
Provision for federal income taxes.............................           4,847,000      3,609,000      2,562,000
                                                                     --------------  -------------  -------------
  Net Income...................................................      $   12,160,347  $   8,828,883  $   6,762,801
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
Primary earnings per share.....................................      $         1.70  $        1.53  $        1.45
Fully diluted earnings per share...............................      $         1.64       --             --

Weighted average number of shares outstanding..................           7,164,782      5,771,558      4,668,834
Weighted average number of shares outstanding
   (fully diluted).............................................           7,614,321       --             --


               See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION

                                AND SUBSIDIARIES

            Consolidated Statements of Changes in Shareholders' Equity

               for the years ended December 31, 1996, 1995 and 1994



                                                             UNREALIZED
                                                            APPRECIATION
                                                            (DEPRECIATION)
                         COMMON STOCK         ADDITIONAL       NET OF                                         TOTAL
                   ------------------------     PAID-IN       DEFERRED       RETAINED        TREASURY     SHAREHOLDERS'
                     SHARES       AMOUNT        CAPITAL         TAXES        EARNINGS         STOCK           EQUITY
                   -----------  -----------  -------------  -------------  -------------  --------------  --------------
Balance, December
  31, 1993.......    5,272,312  $   527,231  $  15,284,932   $   (18,547)  $  37,261,171  $   (1,705,450) $   51,349,337
Initial adoption
  of SFAS 115....                                              3,528,500                                       3,528,500
Exercised options
  proceeds.......        4,601          460         26,662                                                        27,122
Treasury stock
  acquisition....                                                                                   (424)           (424)
Net income.......                                                              6,762,801                       6,762,801
Change in net
  unrealized
  gains on
  investments....                                             (6,223,795)                                     (6,223,795)
                   -----------  -----------  -------------  -------------  -------------  --------------  --------------
Balance, December
  31, 1994.......    5,276,913      527,691     15,311,594    (2,713,842)     44,023,972      (1,705,874)     55,443,541
Net income.......                                                              8,828,883                       8,828,883
Proceeds from
  public
  offering.......    2,300,000      230,000     25,835,000                                                    26,065,000
Change in net
  unrealized loss
  on
  investments....                                              6,769,630                                       6,769,630
                   -----------  -----------  -------------  -------------  -------------  --------------  --------------
Balance, December
  31, 1995.......    7,576,913      757,691     41,146,594     4,055,788      52,852,855      (1,705,874)     97,107,054
Net income.......                                                             12,160,347                      12,160,347
Shares issued for
  the
  acquisition of
  Health
  Insurance of
  Vermont........      472,644       47,264     10,823,553                                                    10,870,817
Change in net
  unrealized
  gains on
  investments....                                             (1,794,634)                                     (1,794,634)
Exercised options
  proceeds.......       66,907        6,691        556,809                                                       563,500
                   -----------  -----------  -------------  -------------  -------------  --------------  --------------
Balance, December
  31, 1996.......    8,116,464  $   811,646  $  52,526,956   $ 2,261,154   $  65,013,202  $   (1,705,874) $  118,907,084
                   -----------  -----------  -------------  -------------  -------------  --------------  --------------
                   -----------  -----------  -------------  -------------  -------------  --------------  --------------

    See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION

                      Consolidated Statements of Cash Flows

                for the years ended December 31, 1996, 1995 and 1994

                                                                           1996           1995           1994
                                                                       -------------  -------------  -------------
Net cash flow from operating activities:
Net income...........................................................  $  12,160,347  $   8,828,883  $   6,762,801
Adjustments to reconcile net income to cash provided by operations:
  Amortization of intangible assets..................................        325,987         35,760        348,260
  Policy acquisition costs, net......................................    (19,042,509)   (15,303,161)    (7,642,875)
  Deferred income taxes..............................................      3,095,000      2,726,032      1,779,620
  Depreciation expense...............................................        375,092        353,589        342,246
  Net realized capital (gains) losses................................        (19,960)       (46,431)        (8,335)
Increase (decrease) due to change in:
  Receivables from agents............................................       (267,901)      (126,917)        84,183
  Receivable from reinsurers.........................................       (904,238)    (1,205,581)    (1,052,417)
  Policy and contract claims.........................................      6,885,661      8,862,180      9,130,004
  Policy and unearned premium reserves...............................     29,844,074     20,097,887      9,815,820
  Accounts payable and other liabilities.............................      1,207,846        543,209        179,541
  Federal income taxes recoverable...................................       (175,219)       481,799       (481,799)
  Federal income tax payable.........................................       (183,249)       183,249        (67,102)
  Accrued investment income..........................................       (963,477)      (808,701)      (340,910)
  Other, net.........................................................     (1,070,083)      (512,600)      (330,353)
                                                                       -------------  -------------  -------------
    Cash provided by operations......................................     31,267,371     24,109,197     18,518,684
Cash flow used in investing activities:
  Acquisition of business, net of cash received......................     (1,218,204)      --             --
  Proceeds from sales of bonds.......................................     16,684,028      5,356,956      4,671,988
  Proceeds from sales of equity securities...........................        303,560       --            1,451,329
  Maturities and call of bonds.......................................     18,571,559      5,421,112      4,246,278
  Purchase of bonds..................................................    (85,092,419)   (52,690,049)   (27,956,095)
  Purchase of equity securities......................................     (7,953,520)    (1,222,022)      --
  Acquisition of property and equipment..............................     (2,110,844)    (1,219,810)      (372,511)
                                                                       -------------  -------------  -------------
    Cash used in investing...........................................    (60,815,840)   (44,353,813)   (17,959,011)
Cash flow from financing activities:
  Proceeds from stock offering.......................................       --           26,065,000       --
  Proceeds from convertible debt offering............................     72,207,500       --             --
  Proceeds from exercise of stock options............................        563,500       --               27,122
  Repayments of mortgages and other debts............................       (491,525)    (4,166,092)      (143,505)
  Proceeds from note payable.........................................       --             --            4,000,000
  Purchase of treasury stock.........................................       --             --                 (424)
                                                                       -------------  -------------  -------------
    Cash provided by financing.......................................     72,279,475     21,898,908      3,883,193
                                                                       -------------  -------------  -------------
Increase in cash and cash equivalents................................     42,731,006      1,654,292      4,442,866
Cash balances:
  Beginning of period................................................      8,881,061      7,226,769      2,783,903
                                                                       -------------  -------------  -------------
  End of period......................................................  $  51,612,067  $   8,881,061  $   7,226,769
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------


                                                                           1996           1995           1994
                                                                       -------------  -------------  -------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest.............................  $     161,102  $     327,205  $     163,414
  Cash paid during the year for federal income taxes.................  $   2,109,955  $     217,920  $   1,331,281
Non-cash investing activities:
  Common stock issued for business acquisition.......................  $  10,870,817  $    --        $    --
  Purchase of block of renewal commission through installment note...  $     650,000  $    --        $    --

               See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:

          Basis of Presentation:

    The accompanying consolidated financial statements of Penn Treaty American Corporation and its Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles (GAAP) and include Penn Treaty Life Insurance Company (PTLIC),Network America Life Insurance Company
(Network America), American Network Insurance Company (ANIC) and Senior Financial Consultants Company. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

    The Company is subject to interest rate risk to the extent its investment portfolio cash flows are not matched to its insurance liabilities. Management believes it manages this risk through modeling of the cash flows under reasonable scenarios.

          Nature of Operations:

    The Company sells accident and health, life and disability insurance through its wholly-owned subsidiaries. The Company's principal lines of business are long-term care products and home health care products. The Company distributes its products principally through managing general agents and independent agents. The Company operates its home office in Allentown, Pennsylvania and has satellite offices in California, Florida and Vermont, whose principal functions are to market and underwrite new business. State regulatory authorities have powers relating to granting and revoking licenses to transact business, the licensing of agents, the regulation of premium rates and trade practices, the form and content of insurance policies, the content of advertising material, financial statements and the nature of permitted practices. The Company is licensed to operate in 49 states. Sales in seven states accounted for approximately 73% of the Company's premiums for the year ended December 31, 1996.

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

    The cumulative effect of adopting SFAS No. 115 as of January 1, 1994 was an increase in the balance of shareholders' equity of approximately $3,528,500 to reflect the net unrealized gain (net of approximately $1,512,000 in deferred income taxes) on investment securities classified as available for sale. As of December 31, 1995, shareholders' equity was increased by approximately $4,056,000 due to net unrealized gains of approximately $6,146,000 in the investment portfolio. As of December 31, 1996 shareholders' equity was increased by approximately $2,261,000 due to net unrealized gains of approximately $3,426,000.

    Realized investment gains and losses, including provisions for market declines considered to be other than temporary, are included in income. Gains and losses on sales of investment securities are computed on the specific identification method.

    Policy loans are stated at the aggregate unpaid principal balance.

          Unamortized Deferred Policy Acquisition Costs:

    The costs primarily related to and varying with the acquisition of new business, principally commissions, underwriting and policy issue expenses, have been deferred. These deferred costs are amortized over the related premium-paying periods utilizing the same projected premium assumptions used in computing reserves for future policy benefits. Net policy acquisition costs deferred, on the consolidated statements of operations, are net of amortization of $13,678,181, $11,720,966, and $13,012,937 for the years ended December 31,
1996, 1995, and 1994, respectively.

         Property and Equipment:

    Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for improvements which materially increase the estimated useful life of the asset are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation is provided principally on a straight-line basis over the related asset's estimated life. Upon sale or retirement, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in operations. During 1996, the Company capitalized approximately $1,500,000 in computer software expenses.

         Cash and Cash Equivalents:

    Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less.

         Cost in Excess of Fair Value of Net Assets Acquired:

    The costs in excess of fair value of net assets acquired (goodwill) for acquisitions made under purchase accounting methods are being amortized to expense on a straight-line basis over a 10 to 40-year range.

         Present Value of Future Profits Acquired:

    The present value of all anticipated future profits of ANIC's acquired business is being amortized over the life of insurance business acquired. During 1996, approximately $138,000 was amortized to expense.

         Other Assets:

    Other assets consist primarily of due and unpaid insurance premiums and unamortized debt offering costs.

         Income Taxes:

   Deferred income taxes relate principally to temporary differences in reporting policy acquisition costs and policy reserves for financial statement and income tax purposes. Deferred income tax assets and liabilities have been recorded for temporary differences between the reported amounts of assets and liabilities in the accompanying financial statements and those in the Company's income tax return.

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

    The establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that the ultimate liability will not materially exceed the Company's claim and policy reserves and have a material adverse effect on the Company's results of operations and financial condition. Due to the inherent uncertainty of estimating reserves, it has been necessary, and may over time continue to be necessary, to revise estimated future liabilities as reflected in the Company's policy reserves and policy and contract claims.

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

    The Company discounts all policy and contract claims which involve fixed periodic payments extending beyond one year. This is consistent with the method allowed for statutory reporting and the long duration of claims, as well as industry practice for long-term care policies. Benefits are payable over periods ranging from six months to five years and lifetime. These liabilites are discounted using an assumed rate of 7% for 1996, 1995 and 1994 claims, 6% for 1993 and 1992 claims and 8% for claims in 1991 and prior.

         Earnings Per Share:

    Primary earnings per share amounts have been computed by dividing the applicable amounts by the weighted average common shares outstanding. Due to the issuance of the convertible debt, the Company calculated fully diluted earnings per share in 1996. Prior to 1996, the impact of the outstanding options was non-dilutive. Fully diluted earnings per share amounts have been computed by dividing the applicable net income amounts, as adjusted assuming all convertible debt had converted to common shares, by the weighted average common shares outstanding, as adjusted assuming all convertible debt had converted to common shares, and including the impact of all outstanding options as accounted for using the treasury stock methodology.

         New Accounting Principle:

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share, and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share." Primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share, and these amounts are required to be shown on the face of the income statement. In addition, a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is required.

    Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share data presented. Management has not determined the impact that SFAS 128 may have on the financial statements.

2. Acquisitions of Businesses

    On August 30, 1996, the Company acquired Health Insurance of Vermont. The resultant wholly-owned subsidiary of the Company was incorporated under the laws of the state of Vermont as ANIC. Pursuant to the merger, HIVT shareholders received stock consideration consisting of 472,644 shares of the Company's common stock and cash consideration of $2,200,380. Using the market value of the Company's common stock at the date of closing, the value of the shares of Company common stock issued on the merger was $10,870,817. As of December 31, 1996, ANIC had a total of 16,674 disability policies in-force and approximately $7,092,000 of in-force annualized premiums. For the four-month period ended December 31, 1996, ANIC generated premiums of $2,274,442 and net income of $299,354. The acquisition was accounted for as a purchase.

    In connection with this purchase, the Company recognized goodwill in the amount of $4,294,947, which is being amortized, straight-line, over a 25 year period. The operating results of ANIC have been included in the consolidated statement of income from the date of acquisition. Consolidated pro forma net income and earnings per share would not have been materially different from the reported amounts for fiscal 1996 and 1995.

    On January 29, 1996, the Company acquired the rights to all renewal commissions on a block of in-force policies and sub-agent contracts from a marketing general agent. This agreement includes insurance policies of PTLIC and other unaffiliated insurance companies. The cost of the acquisition was $650,000. The Company recognized $251,108 of net commission income in 1996 from this acquisition.

3. Investments and Financial Instruments:

    Net investment income is applicable to the following investments:

                                      1996           1995          1994
                                  -------------  ------------  ------------
Bonds............................  $10,262,611   $7,756,571    $5,798,152
Equity securities................       92,358       27,920        32,833
Cash and short-term investments..      796,319      480,274       260,853
                                  -------------  ------------  ------------
Investment income................   11,151,288    8,264,765     6,091,838
Investment expense...............     (169,157)    (161,956)     (145,804)
                                  -------------  ------------  ------------
Net investment income............  $10,982,131   $8,102,809    $5,946,034
                                  -------------  ------------  ------------
                                  -------------  ------------  ------------

    The amortized cost and estimated market value of investments in debt securities as of December 31, 1996 and 1995 are as follows:

                                                              DECEMBER 31, 1996
                                     ------------------------------------------------------------------
                                     AMORTIZED     GROSS UNREALIZED  GROSS UNREALIZED      ESTIMATED
                                       COST              GAINS             LOSSES        MARKET VALUE
                                    ------------  ----------------  ----------------    --------------
U.S. Treasury securities
 and obligations of U.S
 Government authorities
 and agencies..................     $149,354,655      $2,116,948       ($1,275,588)      $150,196,015
Obligations of states and
 political sub-divisions.......       30,460,952       1,076,049                 0         31,537,001
Debt securities issued by
 foreign governments...........          424,275          21,725              (750)           445,250
Corporate securities...........       19,068,114          61,013          (169,427)        18,959,700
Other debt securities..........          200,583               0            (8,583)           192,000
                                   --------------  ----------------  ----------------  --------------
                                    $199,508,579      $3,275,735       ($1,454,348)      $201,329,966
                                   --------------  ----------------  ----------------  --------------
                                   --------------  ----------------  ----------------  --------------

                                                                DECEMBER 31, 1995
                                      ---------------------------------------------------------------
                                      AMORTIZED     GROSS UNREALIZED  GROSS UNREALIZED    ESTIMATED
                                          COST            GAINS             LOSSES        MARKET VALUE
                                     --------------  ----------------  ----------------  --------------
U.S. Treasury securities
 and obligations of U.S
 Government authorities
 and agencies...................     $103,119,270      $4,124,815          ($83,244)      $107,160,841
Obligations of states and
 political sub-divisions........       24,952,467       1,194,533                 0         26,147,000
Debt securities issued by
 foreign governments............          449,055          33,945            (2,500)           480,500
Corporate securities............        5,619,499         227,415           (26,914)         5,820,000
Other debt securities...........        2,460,484         174,516                 0          2,635,000
                                     --------------  ----------------   ----------------  --------------
                                     $136,600,775      $5,755,224         ($112,658)      $142,243,341
                                     --------------  ----------------  ----------------  --------------
                                     --------------  ----------------  ----------------  --------------

    The amortized cost and estimated market value of debt securities at December 31, 1996 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 AMORTIZED         ESTIMATED
                                                    COST          MARKET VALUE
                                                -------------    --------------
Due in one year or less....................     $  8,230,765      $  8,249,250
Due after one year through five years......       68,303,224        69,318,518
Due after five years through ten years.....      109,308,468       109,758,700
Due after ten years........................       13,666,122        14,003,498
                                                --------------  --------------
                                                 $199,508,579     $201,329,966
                                                 --------------  --------------
                                                 --------------  --------------








    Gross proceeds and realized gains and losses on the sales of debt securities, excluding calls, were as follows:

                                            GROSS       GROSS
                                           REALIZED   REALIZED
YEAR ENDED DECEMBER 31,      PROCEEDS       GAINS      LOSSES
-------------------------  -------------  ----------  ---------
1996.............          $16,684,028    $145,371    $15,834
1995.............            5,356,956      53,648      7,500
1994.............            4,671,988      48,170       --

    Gross proceeds and realized gains and losses on the sales of equity securities were as follows:

                                         GROSS      GROSS
                                       REALIZED    REALIZED
YEAR ENDED DECEMBER 31,     PROCEEDS     GAINS      LOSSES
-------------------------  ----------  ---------  ----------
1996.............          $  303,560  $  12,580  $  122,157
1995.............              --         --          --
1994.............           1,451,329     23,388     163,334

    Gross unrealized gains (losses) pertaining to equity securities were as follows:

                                            GROSS         GROSS
                             ORIGINAL     UNREALIZED   UNREALIZED     ESTIMATED
YEAR ENDED DECEMBER 31,        COST         GAINS        LOSSES     MARKET VALUE
-------------------------  ------------  ------------  -----------  -------------
1996.............          $  9,642,912  $  1,717,865  ($  113,261) $  11,247,516
1995.............             2,102,529       561,509      (58,426)     2,605,612
1994.............               880,507       135,651      (82,871)       933,287

    The Company's bond investment portfolio is comprised primarily of investment grade securities at December 31, 1996. Securities are classified as "investment grade" by utilizing ratings furnished by independent bond rating agencies.

    Pursuant to certain statutory licensing requirements, as of December 31, 1996, the Company had on deposit bonds aggregating $8,029,732 in insurance department safekeeping accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

4. Policy Reserves and Claims:

   Policy reserves have been computed principally by the net level premium method based upon estimated future investment yield, mortality, morbidity, withdrawals and other benefits. The composition of the policy reserves at December 31, 1996 and 1995 and the assumptions pertinent thereto are presented below:


                                                                  AMOUNT OF POLICY RESERVES
                                                                     AS OF DECEMBER 31,
                                                                -----------------------------
                                                                     1996           1995
                                                                --------------  -------------
Accident and health...........................................  $  101,107,697  $  62,007,433
Annuities and other...........................................         339,910        365,651
Ordinary life, individual.....................................       8,183,357      6,753,197


                                                                YEARS OF ISSUE  DISCOUNT RATE
                                                                --------------  -------------
Accident and health...........................................  1976 to 1986    7.0%
                                                                        1987    7.5%
                                                                1988 to 1991    8.0%
                                                                1992 to 1995    6.0%
                                                                        1996    7.0%
Annuities and other...........................................  1977 to 1983    6.5% & 7.0%
Ordinary life, individual.....................................  1962 to 1996    3.0% to 5.5%

BASIS OF ASSUMPTION
-------------------

Accident and health.......................     Morbidity and withdrawals based on actual and
                                               projected experience.

Annuities and other.......................     Primarily funds on deposit inclusive of
                                               accrued interest.

Ordinary life, individual.................     Mortality based on 1955-60 Intercompany
                                               Mortality Table Combined Select and Ultimate.

   Policy and contract claims include approximately $45,300,000 and $38,150,000 at December 31, 1996 and 1995, respectively, that are discounted at varying interest rates. The amount of discount was $3,618,000 and $2,044,000 at December 31, 1996 and 1995, respectively.

   Total reserves, including policy and contract claims, reported to statutory authorities were approximately $3,510,000 and $3,077,000 less than those recorded for GAAP as of December 31, 1996 and 1995, respectively.

   Activity in policy and contract claims is summarized as follows:


                                                                     1996           1995
                                                                 -------------  -------------

Balance at January 1...........................................  $  50,206,608  $  41,344,428

Less reinsurance recoverables..................................      1,576,207      1,198,897
                                                                 -------------  -------------

Net balance at January 1.......................................     48,630,401     40,145,531

Incurred related to:

  Current year.................................................     52,128,679     43,599,323

  Prior years..................................................      3,099,034      2,047,708
                                                                 -------------  -------------

    Total incurred.............................................     55,227,713     45,647,031

Paid related to:

  Current year.................................................     15,894,011     11,867,015

  Prior years..................................................     32,149,776     25,295,146
                                                                 -------------  -------------

    Total paid.................................................     48,043,787     37,162,161

Reserves assumed in acquisition................................        447,111       --

Net balance at December 31.....................................     56,261,438     48,630,401

  Plus reinsurance recoverables................................      1,277,942      1,576,207
                                                                 -------------  -------------

  Balance at December 31.......................................  $  57,539,380  $  50,206,608
                                                                 -------------  -------------
                                                                 -------------  -------------

   The amounts related to prior years' incurral of claims reflects the accretion of interest due to the discounting of pending claim reserves as well as adjustments to reflect actual versus estimated claims experience.

5. Long-Term Debt:

   Long-term debt, at December 31, 1996 and 1995 are as follows:

                                                            1996     1995
                                                            ----     ----
Convertible, subordinated debt issued in November
 1996, with semi-annual coupon of 6.25% annual
 percentage rate. Debt is callable after December 2,
 1999 at declining redemption values and matures in
 2003. Prior to maturity, the debt is convertible to
 shares of the Company's common stock at $28.44.        $74,750,000  $        0

Mortgage loan with interest rate fixed for two years
 at 7.3% effective September 1996, which repriced
 from 6.6% in 1995. Although carrying a variable rate,
 the loan has an effective fixed rate due to an offsetting
 swap with the same institution. Current monthly payment
 of $20,103 based on a twelve year amortization schedule
 with a balloon payment due September 14, 1998;
 collateralized by property with depreciated cost of
 $2,630,429 and $2,700,968 as of December 31, 1996 and
 1995, respectively.                                       1,951,176  2,060,069

Installment note for purchase of block of renewal
 commissions in January 1996, payable over two years
 with interest accrued at 7%                                 325,000          0

Capital lease                                                 88,416    146,048
                                                         ----------- ----------
                                                         $77,114,592 $2,206,117
                                                         ----------- ----------
                                                         ----------- ----------
                                       F-17

    Maturities of mortgage and other debt are as follows:


1997..............   $   367,002
1998..............     1,997,590
1999..............         --
2000..............         --
2001..............         --
Thereafter........    74,750,000
                      ----------
                     $77,114,592
                     -----------
                     -----------
6. Federal Income Taxes:

   The provision for Federal income taxes for the years ended December 31 consisted of:


                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------

Current.................................................................  $  1,752,000  $    882,968  $    782,380
Deferred................................................................     3,095,000     2,726,032     1,779,620
                                                                          ------------  ------------  ------------
                                                                          $  4,847,000  $  3,609,000  $  2,562,000
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

   Deferred income tax assets and liabilities have been recorded for temporary differences, between the reported amounts of assets and liabilities in the accompanying financial statements and those in the Company's income tax return. The sources of these differences and the approximate tax effect are as follows for the years ended December 31:

                                             1996               1995
                                          -----------        ----------

Deferred policy acquisition costs.......  $20,677,263        $15,896,021
Policy reserves.........................   (4,690,679)        (2,627,583)
Present value of future profits
  acquired..............................    1,344,700             --

Premiums due and unpaid.................     829,600             592,225

Alternative minimum tax carryforward....    (599,000)             --

Other...................................      68,595             256,775

Unrealized appreciation on
  investments...........................   1,164,837           2,089,521
                                          ----------         -----------

    Total deferred income taxes.........  $18,795,316        $16,206,959
                                          ----------         -----------
                                          ----------         -----------

    A reconciliation of the income tax provision computed using the Federal income tax rate of 34% to income before Federal income taxes is as follows:

                                                                              1996          1995         1994
                                                                          ------------  -----------   ------------

Computed Federal income tax provision at statutory rate.................  $5,782,000    $4,289,000    $3,170,000

Small life insurance company deduction..................................    (560,000)     (577,000)     (579,000)

Tax-exempt interest income..............................................    (478,000)     (431,000)     (325,000)

Other...................................................................     103,000       328,000       296,000
                                                                          ----------    ----------    ----------
                                                                          $4,847,000    $3,609,000    $2,562,000
                                                                          ----------    ----------    ----------
                                                                          ----------    ----------    ----------

    At December 31, 1996, the accumulated earnings of the Company for Federal income tax purposes included $1,055,873 of "Policyholders' Surplus", a special memorandum tax account. This memorandum account balance has not been currently taxed, but income taxes computed at then-current rates will become payable if surplus is distributed. Provisions of the Deficit Reduction Act of 1984 (the "Act") do not permit further additions to the "Policyholders' Surplus" account. "Shareholders' Surplus" represents an accumulation of taxable income (net of tax thereon) plus the dividends received deduction, tax-exempt interest, and certain other special deductions as provided by the Act. At December 31, 1996, the combined balance in the "Shareholders' Surplus" account amounted to approximately $21,470,000. There is no present intention to make distributions in excess of "Shareholders' Surplus."

7. Regulatory Restrictions:

    The Company's insurance subsidiaries (PTLIC, Network America, and ANIC) are required by insurance laws and regulations to maintain minimum capital and surplus. At December 31, 1996 and 1995, the subsidiaries' capital and surplus exceeded the minimum required capital and surplus in all states in which they are licensed to conduct business.

    Under Pennsylvania and Vermont insurance law, dividends may be paid from PTLIC, Network America or ANIC only from statutory profits of earned surplus and require Insurance Department approval if the dividend is in excess of the greater of 10% of surplus or net statutory income of the prior year.

    Net income and capital and surplus as reported in accordance with statutory accounting principles for the Company's insurance subsidiaries are as follows:

                                   1996           1995           1994
                                -----------    ----------     ------------

Net income (loss).............. $(4,512,941)   $   839,491    $   (97,230)

Capital and surplus............ $81,794,728    $32,291,981    $21,067,123

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

8. Pension Plan and 401(k) Plan:

    Until August 1, 1996, the Company maintained a defined contribution pension plan covering substantially all employees. The Company contributed 3% of each eligible employee's annual covered payroll to the plan. All contributions were subject to limitations imposed by the Internal Revenue Code on retirement plans and Section 401(k) plans. Upon the termination of the plan on August 1, 1996, each participant became fully vested. A prorata portion of the 1996 scheduled contribution was put into the plan upon termination. Pension expense was $30,000, $55,000, and $70,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

    On August 1, 1996, the Company adopted a 401(k) retirement plan, covering substantially all employees with one year of service. Under the plan, participating employees may contribute up to 15% of their annual salary on a pre-tax basis. The Company, under the plan, equally matches employee contributions up to the first three percent of the employee's salary. The Company and employee portion of the plan is vested immediately. The Company expense in 1996 was $36,000. The Company may elect to make a discretionary contribution to the plan, which will be contributed proportionately to each eligible employee. The Company did not make a discretionary contribution in 1996.

    ANIC maintained a defined benefit pension plan for all ANIC employees in 1996. This plan was subsequently terminated in 1997, with all eligible employees joining the Company's 401(k) plan. There was no 1996 contribution expense for this plan.

9. Stock Option Plans:

    At December 31, 1996, the Company has two stock-based compensation plans which are described below. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"), and applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying the SFAS No. 123 proforma disclosure are not indicative of future amounts.

                                                                1996                1995
                                                             -------------     ------------

Net Income...............................  As reported       $12,160,347       $  8,828,883

                                           Proforma          $12,017,629       $ 8,801,727

Primary Earnings Per Share...............  As reported       $      1.70       $       1.53

                                           Proforma          $      1.68       $       1.53

Fully Diluted Earnings Per Share.........  As reported       $      1.64       $       1.50

                                           Proforma          $      1.62       $       1.49

Compensation cost is estimated using the Black-Scholes model with the following assumptions for both 1995 and 1996: an expected life ranging from
5.3 to 8.3 years, volatility of 27.9% and a risk free rate ranging from 6.21% to 6.35%. The weighted average fair value of those options granted in 1995 and 1996 was $4.98 and $8.21, respectively. No compensation expense is calculated for those options granted prior to 1995.

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

    The following is a summary of the Company's option activity, including grants, exercises, forfeitures and average price information:

                                                               1996                     1995                      1994
                                                      ----------------------  ------------------------  ------------------------

                                                                  EXERCISE                 EXERCISE                  EXERCISE
                                                                    PRICE                    PRICE                     PRICE
                                                       OPTIONS   PER OPTION    OPTIONS    PER OPTION     OPTIONS    PER OPTION
                                                      ---------  -----------  ---------  -------------  ---------  -------------

Outstanding at beginning of year....................    396,015       10.88     229,915         9.52      235,752         9.45

Granted.............................................    184,800       21.03     166,100        14.13            0          --

Exercised...........................................     66,907        8.42           0          --         4,501         5.89

Canceled............................................      3,800       12.38           0          --         1,236        10.04

Outstanding at end of year..........................    510,108       14.84     396,016        10.88      229,915         9.52

Exercisable at end of year..........................    200,540         --      197,929          --       148,698          --

                           OUTSTANDING      REMAINING      EXERCISABLE
                           AT DECEMBER     CONTRACTUAL     AT DECEMBER
RANGE OF EXERCISE PRICES    31, 1996       LIFE (YRS)       31, 1996
-------------------------  -----------  -----------------  -----------

5.00.............                 818               1             818

5.50.............               2,632               1           2,632

7.92.............               7,020               2           7,020

8.71.............               5,265               4           5,265

8.92.............              45,042               5          45,042

9.81.............              44,850               5          44,850

11.17............              39,116               4          39,115

12.28............              26,340               4          26,340

12.38............              91,325               8          18,575

12.63............              16,100               8           4,025

13.61............              48,000               8           6,858

20.50............             135,600               9               0

22.55............              48,000               9               0


                              510,108                         200,540

10. Commitments and Contingencies:

    Operating Lease Commitments:

    The total net rental expenses under all leases amounted to approximately $174,000, $142,000 and $148,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

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

11. Reinsurance:

    Effective October, 1994, PTLIC and Network America entered into reinsurance agreements to cede 100% of benefits exceeding 36 months on certain home health care policies. Total reserve credits taken related to this agreement as of December 31, 1996 and 1995 were approximately $859,000 and $391,000, respectively.

    The Company currently reinsures with unaffiliated companies any life insurance policy to the extent the risk on that policy exceeds $50,000.

    Effective January, 1994, PTLIC and Network America entered reinsurance agreements to cede 100% of certain life, accident and health and Medicare supplement insurance to a third party insurer. Total reserve credits taken related to this agreement as of December 31, 1996 and 1995 were approximately $530,000 and $662,000, respectively.

    Network America is party to a Reinsurance Agreement to cede 100% of certain whole life and deferred annuity policies to be issued by Network America to a third party insurer. These policies are intended for the funeral arrangement or "pre-need" market. Total reserve credits taken related to this agreement as of December 31, 1996 and 1995 were approximately $3,862,000 and $3,735,000, respectively. The third party reinsurer maintains securities at least equal to the statutory reserve credit in escrow with a bank. Effective January 1, 1996, this Agreement was modified, and as a result, no new business is reinsured under this facility.

    Network America is party to a coinsurance agreement on a previously acquired block of long term care business whereby 66% is ceded to a third party. At December 31, 1996 and 1995, reserve credits taken related to this treaty were approximately $1,615,000 and $2,130,000, respectively.

    ANIC reinsures approximately $500,00 of its risk with three reinsuring companies, all of which are authorized to do business in the State of Vermont.

    The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of operations which are net of reinsurance activity:

                                                                                         ASSUMED
                                                          GROSS          CEDED TO      FROM OTHER        NET
                                                         AMOUNT      OTHER COMPANIES    COMPANIES      AMOUNT
                                                      -------------  ----------------  -----------  -------------

December 31, 1996

Ordinary Life Insurance In-Force....................  $  66,932,000   $   18,004,000    $       0   $  48,928,000

Premiums:

  Accident and health...............................    130,551,727        4,438,137      543,820     126,657,410

  Life..............................................      4,146,768          612,399            0       3,534,369

Benefits to Policyholders:

  Accident and health...............................     54,823,330        1,169,942      419,457      54,072,845

  Life..............................................      1,631,715          476,847            0       1,154,868

Inc (dec) in Policy Reserves:

  Accident and health...............................     28,567,856          763,605      (17,051)     27,787,200

  Life..............................................      1,404,419          426,200            0         978,219

Commissions.........................................  $  44,770,782   $    1,547,207    $  81,573   $  43,305,148

December 31, 1995

Ordinary Life Insurance In-Force....................  $  63,653,000   $   19,977,000    $       0   $  43,676,000

Premiums:

  Accident and health...............................    101,103,823        2,512,930      581,010      99,171,903

  Life..............................................      4,815,878        1,621,176            0       3,194,702

Benefits to Policyholders:

  Accident and health...............................     46,073,992        1,542,816       83,631      44,614,807

  Life..............................................      1,511,812          479,588            0       1,032,224

Inc (dec) in Policy Reserves:

  Accident and health...............................     18,569,195           (3,107)     (12,041)     18,560,261

  Life..............................................      1,257,267          585,284            0         671,983

Commissions.........................................  $  37,542,304   $    1,278,316    $  87,152   $  36,351,140

December 31, 1994

Ordinary Life Insurance In-Force....................  $  46,666,000   $   13,880,000    $       0   $  32,786,000

Premiums:

  Accident and health...............................     80,870,772        2,270,819      605,000      79,204,953

  Life..............................................      4,011,607        1,381,726            0       2,629,881

Benefits to Policyholders:

  Accident and health...............................     39,865,707        1,181,485      852,801      39,537,023

  Life..............................................        788,369          407,475            0         380,894

Inc (dec) in Policy Reserves:

  Accident and health...............................      8,393,090          249,249     (183,860)      7,959,981

  Life..............................................      1,657,464          777,878            0         879,586

Commissions.........................................  $  27,976,116   $      836,187    $  90,750   $  27,230,679

    The Company remains contingently liable in the event that the reinsuring companies are unable to meet their obligations.

12. Transactions with Related Parties:

    Irv Levit Insurance Management Corporation ("IMC"), an insurance agency which is owned by the President of the Company, produced approximately $55,000, $62,000, and $65,000 of new and renewal premiums for PTLIC, for the years ended December 31, 1996, 1995 and 1994, respectively, for which it received commissions of approximately $12,000, $14,000 and $15,000, respectively.

    IMC also received commission overrides on business written for PTLIC by certain agents, principally general agents who were IMC agents prior to January 1979 and any of their sub-agents hired prior and subsequent to January 1979. For the years ended December 31, 1996, 1995 and 1994, IMC commission overrides totaled approximately $539,000, $517,000, and $520,000, respectively.

13. Major Agencies:

    A managing general agent accounted for approximately 21%, 18% and 20% of total premiums in 1996, 1995 and 1994, respectively.

14. Concentrations of Credit Risk:

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investments. The Company places its cash and cash equivalents and investments with high quality financial institutions, and attempts to limit the amount of credit exposure to any one institution. However, at December 31, 1996, and at other times during the year, amounts in any one institution exceeded the Federal Deposit Insurance Corporation limits.

15. Stock Dividend

    On April 19, 1995, the Board of Directors of the Company declared a 50% stock dividend payable to shareholders of record on May 3, 1995. The dividend was distributed on May 15, 1995. Certain amounts comprising shareholders' equity in these financial statements, weighted average shares outstanding and earnings per share have been restated to reflect this dividend.

16. Fair Value of Financial Instruments

    Fair values are based on estimates using present value or other valuation techniques where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The fair value amounts presented do not purport to represent and should not be considered representative of the underlying value of the Company.

    The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:

    Investments--The fair value of fixed maturities and equity securities are based on quoted market prices. It is not practicable to determine the fair value of policy loans since such loans are not separately transferable and are often repaid by reductions to benefits and surrenders.

    Cash and cash equivalents--The statement value approximates fair value.

    Long-term debt--The statement value approximates the fair value of mortgage debt and capitalized leases, since the instruments carry interest rates which approximate market value. The convertible, subordinated debt, as a publicly traded instrument, has a readily accessible fair market value, and, as such is reported at that value.

                                                       DECEMBER 31, 1996               DECEMBER 31, 1995
                                                 ------------------------------  ------------------------------

                                                    CARRYING          FAIR          CARRYING          FAIR
                                                     AMOUNT          VALUE           AMOUNT          VALUE
                                                 --------------  --------------  --------------  --------------

Financial assets:

  Investments

    Bonds, available for sale..................  $  201,329,966  $  201,329,966  $  142,243,341  $  142,243,341

    Equity securities..........................      11,247,516      11,247,516       2,605,612       2,605,612

    Policy loans...............................          84,232          84,232          79,404          79,404

  Cash and cash equivalents....................      51,612,067      51,612,067       8,881,061       8,881,061

Financial liabilities:

  Convertible debt.............................  $   74,750,000  $   69,132,948  $     --        $     --

  Mortgage and other debt......................       2,364,592       2,364,592       2,206,117       2,206,117

               PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                                      PAGES
                                                                                    ----------

Report of Independent Accountants on Schedule.....................................         S-2

Schedule III--Condensed Financial Information of Registrant.......................    S-3--S-5

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
 Penn Treaty American Corporation
Allentown, Pennsylvania

    Our report on the consolidated financial statements of Penn Treaty American Corporation and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page S-1 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 5, 1997

                        PENN TREATY AMERICAN CORPORATION
                       AND SUBSIDIARIES (PARENT COMPANY)

            Schedule III--Condensed Financial Information of Registrant

                                Balance Sheets
                       as of December 31, 1996 and 1995

                                                                     1996           1995
                                                                --------------  -------------

ASSETS

Bonds, available for sale at market (amortized cost
  $11,399,502 and $7,472,848, respectively)...................      $11,495,000     $7,681,000

Equity securities at market (cost $1,004,250 and $0,
  respectively)...............................................         994,500       --

Cash and cash equivalents.....................................      16,375,868        657,086

Investment in subsidiaries*...................................     162,699,321     88,459,123

Other assets..................................................       4,408,050      1,487,233
                                                                --------------  -------------

    Total assets..............................................  $  195,972,739  $  98,284,442
                                                                --------------  -------------
                                                                --------------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt................................................     $74,838,415       $146,048

Accounts payable and other liabilities........................         797,211          --

Deferred income taxes.........................................          29,154         70,772

Due to subsidiaries*..........................................       1,400,875        960,568
                                                                --------------  -------------

    Total liabilities.........................................      77,065,655      1,177,388
                                                                --------------  -------------

Shareholders' equity

  Preferred stock, par value $1.00; 5,000,000 shares
    authorized, none outstanding.............................           --             --

  Common stock, par value $.10; 10,000,000 shares authorized,
    8,116,464 and 7,576,913 shares issued, respectively......          811,646        757,691

  Additional paid-in capital.................................       52,526,956     41,146,594

  Unrealized appreciation, net of deferred taxes.............        2,261,154      4,055,788

  Retained earnings..........................................       65,013,202     52,852,855
                                                                --------------  -------------

                                                                   120,612,958     98,812,928

  Less 605,629 of common shares held in treasury, at cost....       (1,705,874)    (1,705,874)
                                                                --------------  -------------

    Total shareholders' equity...............................      118,907,084     97,107,054
                                                                --------------  -------------

    Total liabilities and shareholders' equity...............   $  195,972,739  $  98,284,442
                                                                --------------  -------------
                                                                --------------  -------------

*   Eliminated in consolidation.

                 The condensed financial information should be read in
               conjunction with the Penn Treaty American Corporation and
                Subsidiaries consolidated statements and notes thereto.

                        PENN TREATY AMERICAN CORPORATION
                       AND SUBSIDIARIES (PARENT COMPANY)

            Schedule III-Condensed Financial Information of Registrant
                          Statements of Operations
               for the years ended December 31, 1996, 1995 and 1994

                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------

Management fees*....................................................        $56,400        $56,400        $56,400

Investment income...................................................        835,714        275,342         93,762

General and administrative expense..................................        266,597        410,968        365,806

Interest expense....................................................        455,756       --             --
                                                                       ------------     ----------      ----------
Gain (loss) before equity in undistributed net earnings of
  subsidiaries*.....................................................        169,761        (79,226)      (215,644)

Equity in undistributed net earnings of subsidiaries*...............     11,990,586      8,908,109      6,978,445
                                                                      -------------  -------------  -------------

Net income..........................................................     12,160,347      8,828,883      6,762,801

Retained earnings, beginning of year................................     52,852,855     44,023,972     37,261,171
                                                                      -------------  -------------  -------------

Retained earnings, end of year......................................    $65,013,202    $52,852,855    $44,023,972
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

*   Eliminated in consolidation.

              The condensed financial information should be read in
            conjunction with the Penn Treaty American Corporation and
             Subsidiaries consolidated statements and notes thereto.

                        PENN TREATY AMERICAN CORPORATION
                       AND SUBSIDIARIES (PARENT COMPANY)

         Schedule III-Condensed Financial Information of Registrant
                            Statements of Cash Flows
             for the years ended December 31, 1996, 1995 and 1994

                                                        1996           1995          1994
                                                    ------------   -----------   -----------

Cash flows from operating activities:
  Net Income......................................  $ 12,160,347   $ 8,828,883   $ 6,762,801
  Adjustments to reconcile net income to cash
    provided by operations:
    Equity in undistributed earnings of
      subsidiaries................................   (12,289,940)    (8,908,109)   (6,978,445)
    Depreciation and amortization.................       113,741         99,528        87,290
    Net realized (gains) losses...................         5,495        (30,178)           --
    Increase (decrease) due to change in:
      Due to/from subsidiaries....................       440,307        302,568            --
      Accounts payable and other liabilities......       797,211             --            --
      Other, net..................................      (138,086)      (249,338)      309,295
                                                    ------------   ------------   -----------
        Net cash provided by operations...........     1,089,075         43,354       180,941

Cash flows used in investing activities:
  Acquisition of business.........................    (2,200,380)           --             --
  Sales and maturities of investments.............    12,372,277      1,512,195            --
  Purchase of investments.........................   (17,308,676)    (8,358,058)           --
  Acquisition of property and equipment...........      (396,882)      (883,629)     (122,172)
  Contribution to subsidiary......................   (50,550,000)   (14,000,000)   (4,000,000)
                                                    ------------   ------------   -----------
        Net cash used in investing activities.....   (58,083,661)   (21,729,492)   (4,122,172)

Cash flows from financing activities:
  Proceeds from convertible debt offering.........    72,207,500             --            --
  Proceeds from exercise of stock options.........       563,500             --            --
  Repayment of mortgages and other borrowings.....       (57,632)    (4,052,835)      (48,436)
  Proceeds from public offering...................            --     26,065,000        27,122
  Purchase of treasury stock......................            --             --          (424)
  Proceeds from new debt..........................            --             --     4,000,000
                                                    ------------   ------------   -----------
        Net cash provided by financing activities.    72,713,368     22,012,165     3,978,262
                                                    ------------   ------------   -----------
        Increase in cash and cash equivalents.....    15,718,782        326,027        37,031

Cash and cash equivalents balances:
  Beginning of year...............................       657,086        331,059       294,028
                                                    ------------   ------------   -----------
  End of year.....................................  $ 16,375,868  $     657,086  $    331,059
                                                    ------------   ------------   -----------
                                                    ------------   ------------   -----------
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for interest..........  $      7,768  $     199,218  $     16,964

Non-cash investing activities:
  Common stock issued for business................  $ 10,870,817             --            --


  The condensed financial information should be read in conjunction with the
   Penn Treaty American Corporation and Subsidiaries consolidated statements and notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference from the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

Item 13. Certain Relationship and Related Transactions

         Incorporated by reference from the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedule and Reports on Form 8-K

         (a) The following documents are filed as a part of this report.

             (1) Financial Statements.

                                                                        PAGES
                                                                     --------

Report of Independent Accountants..................................       F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995.......       F-3

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995, and 1994................................       F-4

Consolidated Statements of Shareholders' Equity for the years
  ended December 31, 1996, 1995, and 1994..........................       F-5

Consolidated Statements of Cash Flow for the years ended December
  31, 1996, 1995, and 1994.........................................   F-6-F-7

Notes to Consolidated Financial Statements.........................  F-8-F-25

             (2) Financial Statement Schedules.

Report of Independent Accountants on Schedule......................       S-2

Schedule III--Condensed Financial Information of Registrant........   S-3-S-5


(3) Exhibits.

 3.1    Restated and Amended Articles of Incorporation of Penn Treaty
        American Corporation. ****

 3.1(b) Amendment to Restated and Amended Articles of Incorporation of
        Penn Treaty American Corporation. *****

 3.2 Amended and Restated By-laws of Penn Treaty American Corporation, as amended. *****

 4.     Form of Penn Treaty American Corporation Common Stock Certificate. *

 4.1    Indenture dated as of November 26, 1996 between Penn Treaty American
        Corporation and First Union National Bank, as trustee (including forms of Notes) (incorporated by reference to Exhibit 4.1 to Penn
        Treaty American Corporation's current report on Form 8-K filed on December 6, 1996).

 4.3 Registration Rights Agreement dated as of November 26, 1996 by and among Penn Treaty American Corporation and Bear Stearns and Company,
        Inc. and Advest Inc. (incorporated by reference to Exhibit 4.3 to
        Penn Treaty American Corporation's current report on Form 8-K filed on December 6, 1996).

 4.4    Form of Public Notes *****

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

10.9    Treaty Endorsement replace The Centennial Life Insurance Company with
        Puritan Life Insurance Company, effective June 1, 1986. ****

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

10.17    Reinsurance Agreement between Penn Treaty Life Insurance Company and
         Reassurance Company of Hannover, effective January 1, 1995. ****

10.18    Administrative Services Agreement between Network America Life
         Insurance Company and Midland Mutual Life Insurance Company, effective
         June 25, 1991. ****

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

10.20    Form of General Agent's Contract of Penn Treaty life Insurance
         Company. ****

10.21    Form of General Agent's Contract of Network America Life Insurance
         Company. ****

10.22    Form of Managing General Agency Agreement. ****

10.23    Regional General Agents' Contract dated August 1, 1971 between
         Penn Treaty Life Insurance Company and Irving Levit of the Irv Levit
         Insurance Management Corporation, as amended on August 15, 1971,
         May 26, 1976 and June 16, 1987, and by an undated override commissions schedule. ***

10.24    Managing General Agent's Contract dated March 10, 1988 between Penn
         Treaty Life Insurance Company and Ameri-Life and Health Services,
         Inc. ****

10.25    Commission Supplement to General Agent's Contract dated December 7,
         1993 between Network America Life Insurance Company and Network
         Insurance. ****


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

10.27 Mortgage in the amount of $2,450,000 dated September 13, 1988 between Penn Treaty Life Insurance Company and Merchants Bank, N.A. **

10.28    Amendments to Mortgage dated September 24, 1991, October 13, 1992 and
         September 2, 1993. ****

10.29    Loan and Security Agreement by and between Penn Treaty American
         Corporation and CoreStates Bank, N.A. dated December 28, 1994. ****

10.30    Investment Counseling Agreement dated May 3, 1995 between Penn Treaty
         American Corporation and James M. Davidson & Company. ****

10.31    Investment Counseling Agreement dated May 3, 1995 between Penn Treaty
         Life Insurance Company and James M. Davidson & Co. ****

10.32    Investment Counseling Agreement dated May 3, 1995 between Network
         America Life Insurance Company and James M. Davidson & Company. ****

11.      Statement re: computation of per share earnings.

21.      Subsidiaries of the Registrant. ****

24.      Consent of Coopers & Lybrand, L.L.P.

27.      Financial Data Schedule

         (b) Reports on Form 8-K:


    The Company filed three reports on Form 8-K during the quarter ended December 31, 1996.

    On November 26, 1996, the Company filed a current report on Form 8-K pursuant to Item 5 of that form. No financial statements were filed as part of that report.

    On December 6, 1996, the Company filed a current report on Form 8-K pursuant to Item 5 of that form. No financial statements were filed as part of that report.

    On December 13, 1996, the Company filed a current report on Form 8-K pursuant to Item 5 and Item 7 of that form. No financial statements were filed as part of that report.

* Incorporated by reference to the Company's Registration Statement on Form S-1 dated May 12, 1987, as amended.

** Incorporated by reference to the Company's Registration Statement on Form S-1 dated November 17, 1989, as amended.

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

**** Incorporated by reference to the Company's Registration Statement on Form S-1 dated June 30, 1995, as amended.

***** Incorporated by reference to the Company's Registration Statement on Form S-3 dated February 20, 1997.

Executive Compensation Plans--see Exhibits 10.1 and 10.2

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PENN TREATY AMERICAN CORPORATION

Date:  March 25, 1997        By: /s/ Irving Levit
                             --------------------------------
                                 Irving Levit, Chairman of the
                                   Board and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 25, 1997        By: /s/ Irving Levit
                             --------------------------------
                             Irving Levit, Chairman of the
                               Board and President

Date:  March 25, 1997        By: /s/ A.J. Carden
                             --------------------------------
                                 A.J. Carden, Executive Vice
                                   President and Director

Date:  March 25, 1997        By: /s/ Michael F. Grill
                             --------------------------------
                                 Michael F. Grill, Treasurer
                                   and Director

Date:  March 25, 1997        By: /s/ Domenic P. Stangherlin
                             --------------------------------
                                 Domenic P. Stangherlin,
                                   Secretary and Director

Date:  March 25, 1997        By: /s/ Jack D. Baum
                             --------------------------------
                                 Jack D. Baum, Vice President,
                                   Marketing and Director

Date:  March 25, 1997        By: /s/ Emile Ilchuk Emile
                             --------------------------------
                                 Ilchuk, Director

Date:  March 25, 1997        By: /s/ C. Mitchell Goldman
                             --------------------------------
                                 C. Mitchell Goldman, Director

Date:  March 25, 1997        By: /s/ Glen A. Levit
                             --------------------------------
                                 Glen A. Levit, Vice President,
                                   Sales and Director

Date:  March 25, 1997        By: /s/ John W. Mahoney
                             --------------------------------
                                 John W. Mahoney, Vice President,
                                   ANIC and Director