Form 10-Q
period 1997-03-31
PENN TREATY AMERICAN CORP
filed 1997-05-13
CIK 814181

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1997

                                       or


[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

            __________________________ to __________________________

Commission file number 0-13972

                          PENN TREATY AMERICAN CORPORATION
                          --------------------------------
                (Exact name of registrant as specified in its charter)

       PENNSYLVANIA                                         23-1664166
       ------------                                         ----------
(State or other jurisdiction of                      (I.R.S. Employer Identifi-
incorporation of organization)                       cation No.)


                      3440 LEHIGH STREET, Allentown, PA 18103
                      ---------------------------------------
           (Address, including zip code, of principal executive offices)


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

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of May 8, 1997 was 7,518,080.

PART I            FINANCIAL INFORMATION

ITEM 1. Financial Statements

The registrant's Unaudited Consolidated Balance Sheets, Statements of Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 9 of this report, respectively. These financial statements represent the consolidation of the operations of the registrant, and its subsidiaries, American Network Insurance Company ("ANIC"), Senior Financial Consultants Company and Penn Treaty Life Insurance Company ("PTLIC"). ANIC, PTLIC and its subsidiary, Network America Life Insurance Company ("Network America") (collectively, "the Insurers"), are underwriters of long-term care insurance products. PTLIC and its subsidiary are also underwriters of life insurance products.

    PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
    Consolidated Balance Sheets


                                                                        MARCH 31,         DECEMBER 31,
                                                                           1997              1996
                                                                      --------------      --------------
                                                                       (UNAUDITED)
ASSETS
Investments:
  Bonds, available for sale at market (cost of $244,735,470
    and $199,508,579, respectively)..........................        $  241,698,092        $  201,329,966
  Equity securities at market value, (cost of $13,640,295 and
    $9,642,912, respectively)................................            15,117,310            11,247,516
  Policy loans...............................................                80,644                84,232
                                                                      --------------        --------------
    Total investments........................................           256,896,046           212,661,714
Cash and cash equivalents....................................            14,512,008            51,612,067
Property and equipment, at cost, less accumulated
  depreciation of $2,316,362 and $2,205,407, respectively....             8,156,881             8,092,028
Unamortized deferred policy acquisition costs................            87,668,685            82,176,268
Receivables from agents, less allowance for uncollectable
  amounts of $231,226 and $231,226, respectively.............             1,621,316             1,543,382
Accrued investment income....................................             3,900,983             3,581,077
Federal income tax recoverable...............................               126,815               175,219
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $379,667 and $324,203,
  respectively...............................................             5,987,322             6,042,786
Present value of future profits acquired.....................             3,907,917             4,011,668
Receivable from reinsurers...................................            10,216,937            10,105,654
Other assets.................................................             6,663,446             6,766,129
                                                                     --------------        --------------
    Total assets.............................................        $  399,658,356        $  386,767,992
                                                                     --------------        --------------
                                                                     --------------        --------------
LIABILITIES
Policy reserves:
  Accident and health........................................        $  110,439,081        $  101,107,697
  Life.......................................................             8,678,602             8,523,267
Unearned premium reserve.....................................                12,215                12,215
Policy and contract claims...................................            58,406,726            57,539,380
Accounts payable and other liabilities.......................             7,647,333             4,768,441
Long-term debt...............................................            76,925,396            77,114,592
Deferred income taxes........................................            18,439,024            18,795,316
                                                                     --------------        --------------
    Total liabilities........................................           280,548,377           267,860,908
                                                                     --------------        --------------
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000,000 shares
  authorized, none outstanding...............................              --                    --
Common stock, par value $.10; 25,000,000 and 10,000,000
  shares authorized, 8,123,709 and 8,116,464 shares issued...               812,370               811,646
Additional paid-in capital...................................            52,600,752            52,526,956
Net unrealized appreciation/(depreciation) of securities.....            (1,029,840)            2,261,154
Retained earnings............................................            68,432,571            65,013,202
                                                                     --------------        --------------
                                                                        120,815,853           120,612,958
Less 605,629 common shares held in treasury, at cost.........            (1,705,874)           (1,705,874)
                                                                     --------------         --------------
                                                                        119,109,979           118,907,084
                                                                     --------------        --------------
    Total liabilities and shareholders' equity...............        $  399,658,356        $  386,767,992
                                                                     --------------        --------------
                                                                     --------------        --------------

                 See accompanying notes to consolidated financial statements.

                              PENN TREATY AMERICAN CORPORATION
                                      AND SUBSIDIARIES
                            Consolidated Statements of Operations
                             for the three months ended March 31,
                                         (unaudited)

                                                                           1997                 1996
                                                                       -------------        -------------
Revenue:
  Accident and health premiums.................................        $  38,816,211        $  29,523,797
  Life premiums................................................              893,677              946,097
                                                                       -------------        -------------
                                                                          39,709,888           30,469,894
  Net investment income........................................            3,893,298            2,386,069
  Net realized capital gains...................................               49,762               51,221
  Other income.................................................               78,966               85,750
                                                                       -------------        -------------
                                                                          43,731,914           32,992,934
Benefits and expenses:
  Benefits to policyholders....................................           25,330,614           19,786,654
  Commissions..................................................           12,906,707           10,186,871
  Net policy acquisition costs deferred........................           (5,492,417)          (4,169,856)
  General and administrative expense...........................            4,967,307            3,305,716
  Interest expense.............................................            1,203,334               36,215
                                                                       -------------        -------------
                                                                          38,915,545           29,145,600
                                                                       -------------        -------------
Income before federal income taxes.............................            4,816,369            3,847,334
Provision for federal income taxes.............................            1,397,000            1,154,000
                                                                       -------------        -------------
    Net Income.................................................        $   3,419,369        $   2,693,334
                                                                       -------------        -------------
                                                                       -------------        -------------
Primary earnings per share.....................................        $        0.45        $        0.39
Fully diluted earnings per share...............................        $        0.42                --
Weighted average number of shares outstanding..................            7,515,608            6,985,988
Weighted average number of shares outstanding (fully
  diluted).....................................................           10,370,416                --
                                                                       -------------        -------------
                                                                       -------------        -------------

    See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the three months ended March 31,
                                  (unaudited)

                                                                           1997                 1996
                                                                        -------------        -------------
Net cash flow from operating activities:
 Net income......................................................        $   3,419,369        $    2,693,334
 Adjustments to reconcile net income to cash provided by
    operations:
   Amortization of intangible assets.............................              265,464                 8,940
   Policy acquisition costs, net.................................           (5,492,417)           (4,169,856)
   Deferred income taxes.........................................            1,339,067               612,248
   Depreciation expense..........................................              101,405                70,665
   Net realized capital gains....................................              (49,762)              (51,221)
 Increase (decrease) due to change in:
   Receivables from agents.......................................              (77,934)              (78,896)
   Receivable from reinsurers....................................             (111,283)             (311,257)
   Policy and contract claims....................................              867,346             2,868,746
   Policy and unearned premium reserves..........................            9,486,719             7,013,305
   Accounts payable and other liabilities........................            2,878,892             1,008,682
   Federal income taxes recoverable..............................               48,404                 --
   Federal income tax payable....................................                 --                  (8,249)
   Accrued investment income.....................................             (319,906)              103,029
   Other, net....................................................               (3,249)             (642,134)
                                                                           ------------          -------------
   Cash provided by operations...................................           12,352,115             9,117,336
 Cash flow from (used in) investing activities:
  Proceeds from sales of investments.............................              529,897             2,549,725
  Maturities of investments......................................            8,021,760             2,140,771
  Purchase of investments........................................          (57,722,898)          (14,117,271)
  Acquisition of property and equipment..........................             (166,257)             (338,025)
                                                                           ------------          -------------
   Cash used in investing........................................          (49,337,498)           (9,764,800)
 Cash flow from (used in) financing activities:
  Proceeds from exercise of stock options........................               74,520               156,520
  Repayments of mortgages and other debts........................             (189,196)              (40,445)
                                                                           ------------          -------------
   Cash provided/(used) by financing.............................             (114,676)              116,075
                                                                           ------------          -------------
Decrease in cash and cash equivalents............................           (37,100,059)             (531,389)
Cash balances:
 Beginning of period.............................................            51,612,067             8,881,061
                                                                          -------------          -------------
 End of period...................................................         $  14,512,008         $   8,349,672
                                                                          -------------          -------------
                                                                          -------------          -------------

                  See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997
(unaudited)

The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 of Penn Treaty American Corporation ("the Company").

In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods. Certain prior period amounts have been reclassified to conform with current period presentation.

1.     INVESTMENTS


       Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of March 31, 1997, shareholders' equity was decreased by $1,029,840 due to unrealized losses of $1,560,363 in the investment portfolio. As of December 31, 1996, shareholders' equity was increased by $2,261,154 due to unrealized gains of $3,425,991 in the investment portfolio.

       The amortized cost and estimated market value of investments available for sale as of March 31, 1997 and December 31, 1996 are as follows:

                                                               MARCH 31, 1997                DECEMBER 31, 1996
                                                       ------------------------------  ------------------------------
                                                         AMORTIZED       ESTIMATED       AMORTIZED       ESTIMATED
                                                            COST        MARKET VALUE        COST        MARKET VALUE
                                                       --------------  --------------  --------------  --------------
U.S. Treasury securities and obligations of U.S
  Government authorities and agencies..........        $  179,120,140  $  176,335,721  $  149,354,655  $  150,196,015
Obligations of states and political sub-
  divisions....................................            34,410,032      34,945,642      30,460,952      31,537,001
Debt securities issued by foreign
  governments..................................               399,275         414,496         424,275         445,250
Corporate securities...........................            30,605,481      29,808,233      19,068,114      18,959,700
Other debt securities..........................               200,542         194,000         200,583         192,000
Equities.......................................            13,640,295      15,117,310       9,642,912      11,247,516
Policy Loans...................................                80,644          80,644          84,232          84,232
                                                       --------------  --------------  --------------  --------------
Total Investments..............................        $  258,456,409  $  256,896,046  $  209,235,723  $  212,661,714
                                                       --------------  --------------  --------------  --------------
Net unrealized gain (loss).....................            (1,560,363)                      3,425,991
                                                       --------------                  --------------
                                                       $  256,896,046                  $  212,661,714
                                                       --------------                  --------------

                                                                       Page 7
2.      NEW ACCOUNTING PRINCIPLE:
        -------------------------

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

        Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share data presented. Management has determined the impact that SFAS 128 may have on the financial statements for the current quarter and prior year quarter is as follows:

                                                                               1997             1996
                                                                           ------------  ------------
      Net income...................................................         $  3,419,369  $  2,693,334
      Weighted average common shares outstanding...................            7,515,608     6,985,988
      Basic earnings per share.....................................         $       0.45  $       0.39
                                                                            ------------  ------------
                                                                            ------------  ------------
      Net income...................................................         $  3,419,369  $  2,693,334
      Adjustments net of tax:
        Interest expense on convertible debt.......................              829,196       --
        Amortization of debt offering costs........................               64,466       --
                                                                            ------------  ------------
      Diluted net income...........................................         $  4,313,031  $  2,693,334
                                                                            ------------  ------------
                                                                            ------------  ------------
      Weighted average common shares outstanding...................            7,515,608     6,985,988
      Common stock equivalents due to dilutive effect of stock
        options....................................................              226,468       108,860
      Shares converted from convertible debt.......................            2,628,340       --
                                                                            ------------  ------------
      Total outstanding shares for diluted earnings per share
        computation................................................           10,370,416     7,094,848
      Diluted earnings per share...................................         $       0.42  $       0.38
                                                                            ------------  ------------
                                                                            ------------  ------------

ITEM 2. Management's Discussion and Analysis Of Financial   Condition And
Results Of Operations.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996:

    ACCIDENT AND HEALTH PREMIUMS. First year accident and health premiums earned in the three month period ended March 31, 1997 (the "1997 quarter"), including long-term care and Medicare supplement, increased 20.5% to $12,071,192, compared to $10,013,934 in the same period in 1996 (the "1996 quarter"). First year long-term care premiums earned in the 1997 quarter increased 21.0% to $11,847,425, compared to $9,792,244 in the 1996 quarter. This increase was primarily attributable to increased sales of nursing home policies, which increased to $8,334,360 for the 1997 quarter from $5,144,205 for the 1996 quarter. Premiums from sales of home health care policies decreased from $4,648,039 in the 1996 quarter to $3,513,065 in the 1997 quarter. These results reflect increased market demand for the Company's newest products, which include nursing home coverage with attached home health care riders and its Personal Freedom policy, which combines the benefit coverage of nursing home and home health care protection in one plan. Management believes this increase is indicative of the growing need for both types of coverage following its late 1996 introduction of the plans. The Personal Freedom policies are classified as nursing home products for reporting purposes. Management believes that as market awareness of the need for combined coverage increases, less emphasis will be placed on the growth of individual products, but rather upon total long-term care coverage. First year Medicare supplement premiums earned by the Company in the 1997 quarter increased to $223,767 from $221,690 in the 1996 quarter. Total new business for this product remains low due to the Company's continued reduced emphasis of its Medicare supplement products because of lower profit margins associated with this line of business.

    Renewal accident and health premiums earned by the Company in the 1997 quarter increased 28.5% to $25,076,535, compared to $19,509,862 in the 1996 quarter. Renewal long-term care premiums earned in the 1997 quarter increased 29.3% to $24,288,508, compared to $18,788,224 in the 1996 quarter. This increase reflects renewals of a larger base of in-force policies. The Company believes that this increase also reflects an increase in persistency, or renewals as a percentage of total prior year business. Renewal Medicare supplement premiums in the 1997 quarter increased 9.2% to $788,027, compared to $721,638 in the 1996 quarter.

    DISABILITY PREMIUMS. The Company, following its August, 1996, acquisition of ANIC, posted $1,668,484 in disability income in the 1997 quarter. Due to the accounting of the acquisition as a purchase, no disability income is recorded for the 1996 quarter. During the 1997 quarter, first year disability premiums were $327,513 and renewal premiums were $1,340,971.

    LIFE PREMIUMS. First year life premiums earned by the Company in the 1997 quarter decreased 32.4% to $261,699, compared to $387,036 in the 1996 quarter. Renewal life premiums earned by the Company in the 1997 quarter increased to $631,978, compared to $559,061 in the 1996 quarter. The Company's life business has remained stable as the Company is focusing its marketing efforts on its Independent Living, Personal Freedom and other long-term care plans.

    NET INVESTMENT INCOME. Net investment income earned by the Company for the 1997 quarter increased 63.2% to $3,893,298, from $2,386,069 for the 1996 quarter. This increase was primarily the result of growth in the Company's investment assets from the proceeds of the Company's November, 1996, $74,750,000 convertible debt issuance and continued premium growth. Interest expense includes a charge of $1,167,969, which is due to the interest cost of the convertible debt issuance. This cost is excluded from fully-diluted earnings per share calculations, as though all of the debt had been converted. The additional shares, if converted, are included in the fully-diluted earnings per share calculation.

    BENEFITS TO POLICYHOLDERS. Total benefits to policyholders in the 1997 quarter increased 28.0% to $25,330,614 compared to $19,786,654 in the 1996 quarter.

Accident and health benefits to policyholders, excluding disability benefits, in the 1997 quarter increased 24.7% to $24,057,609 compared to $19,287,695 in the 1996 quarter. The Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 64.8% in the 1997 quarter, compared to 65.3% in the 1996 quarter. The Company uses independent case managers to control claims in its home health care coverage. Prior to 1997, the cost associated with case management was reported as general and administrative expense. Management believes that these costs impact total benefits expense, and has chosen to report them as benefits to policyholders to objectively compare benefits costs in different periods. The amounts reported in the 1997 quarter due to case management were approximately $200,000 or .5% of premiums. Expenses related to case management in the 1996 quarter were immaterial and have not been reclassified to benefits.
Disability benefits were $819,682 in the 1997 quarter, or 49.1% of premiums.

Life benefits to policyholders in the 1997 quarter decreased to $453,323, compared to $498,959 for the 1996 quarter. The life loss ratio (the ratio of claims experience and increases in policy reserves to total life premium) was 50.7% in the 1997 quarter, compared to 52.7% in the 1996 quarter, and reflects the actual claims incurred and actuarial reserves necessary to support the portfolio mix of business.

    COMMISSIONS. Commissions to agents increased 26.7% to $12,906,707 in the 1997 quarter compared to $10,186,871 in the 1996 quarter..

First year commissions on accident and health business in the 1997 quarter increased 22.4% to $8,269,142, compared to $6,756,482 in the 1996 quarter, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 68.5% in the 1997 quarter and 67.5% in the 1996 quarter. First year commissions on life business in the 1997 quarter decreased 31.3% to $213,309, compared to $310,272 in the 1996 quarter, directly reflecting the Company's reduction in first year life premiums. The ratio of first year life commissions to first year life premiums was 81.5% in the 1997 quarter compared to 80.2% in the 1996 quarter.

Renewal commissions on accident and health business in the 1997 quarter increased 31.5% to $4,025,570, compared to $3,060,449 in the 1996 quarter, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 16.1% in the 1997 quarter and 15.6% in the 1996 quarter. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the agents. The ratio of disability commissions to disability premiums was 19.1% in the 1997 quarter, including 59.3% on first year premiums and 9.3% on renewal premiums, accounting for $319,384 in 1997 commissions.

    NET POLICY ACQUISITION COSTS DEFERRED. The net deferred policy acquisition costs in the 1997 quarter increased 31.7% to $5,492,417 compared to $4,169,856 in the 1996 quarter, consistent with the growth of the Company's business. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. The deferral of policy acquisition costs has remained consistent with the growth of premiums, and the growth in amortization of policy acquisition costs has been modified by improved persistency.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the 1997 quarter increased 50.3% to $4,967,307, compared to $3,305,716 in the 1996 quarter.
This increase was due to variable expense growth related to the 30% rise in premiums, approximately $628,000 related to the operating expense and amortization of goodwill of ANIC, and to the amortization of approximately $90,000 related to the Company's convertible debt issuance. In addition, the Company has incurred additional actuarial and legal fees related to the filings of new products in its newly licensed states and has increased its management infrastructure to accommodate future growth. The ratio of general and administrative expenses to total premiums, excluding the ANIC goodwill and debt cost amortization, was 11.9% in the 1997 quarter, compared to 10.8% in the 1996 quarter, reflecting the additional costs. Management estimates that this ratio will decline as premium growth continues.

    PROVISION FOR FEDERAL INCOME TAXES. The provision for federal income taxes recorded by the Company for the 1997 quarter increased 21.1% to $1,397,000, compared to $1,154,000 for the 1996 quarter. The effective tax rates of approximately 29% and 30% in the 1997 and 1996 quarters, respectively, are below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds.

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

    The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. On December 31, 1996, the market value of the Company's investment portfolio exceeded cost by 1.6% or approximately $3,426,000. At March 31, 1997, the market value of the Company's portfolio represented approximately 99.4% of its cost, with a current unrealized loss of approximately $1,560,000. The reduction of the portfolio's market value is attributable to first quarter, 1997, increases in interest rates.

    As of December 31, 1996, shareholders' equity was increased by approximately $2,261,000 due to unrealized gains in the investment portfolio. As of March 31, 1997, shareholders' equity was decreased by approximately $1,030,000 due to unrealized losses in the investment portfolio.

    In November, 1996, the Company contributed $5,000,000 of the net proceeds of the public offering in July 1995 to Network America. In December, 1996, the Company contributed an additional $20,000,000 to the surplus of Network America, $20,000,000 to PTLIC, and $5,000,000 to the surplus of ANIC. These funds were made available through the November, 1996 issuance of $74,750,000 convertible, subordinated debt by the Company. The debt issuance was intended to provide additional surplus for future subsidiary growth and for acquisitions of blocks of business. The Company believes that it has retained sufficient proceeds from the debt issuance to meet its interest payment obligations, and has not relied upon the dividend paying ability of its subsidiaries to meet these obligations. The Company believes that its insurance subsidiaries' capital and surplus presently meet or exceed the requirements in all jurisdictions in which they are licensed.

    The Company's debt currently consists primarily of a mortgage note in the approximate amount of $2,000,000. This note is currently amortized over 12 years, and has a balloon payment due on the remaining outstanding balance in September, 1998. Although the note carries a variable interest rate, the Company has entered into an amortizing swap agreement with the same bank, with a notional amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest. In 1996, the Company acquired a block of renewal commissions from an agency. In addition to cash, the Company entered a two-year agreement to pay an additional $325,000 to the seller.

    The Company's continued growth is dependent upon its ability to (i) continue marketing efforts to expand its historical markets, (ii) continue to expand its network of agents and effectively market its products in states where its insurance subsidiaries are currently licensed and (iii) fund such marketing and expansion while at the same time maintaining minimum statutory levels of capital and surplus required to support such growth. Management believes that the funds necessary to accomplish the foregoing, including funds required to maintain adequate levels of statutory surplus in the Company's insurance subsidiaries, can be met for the foreseeable future by funds generated from the Company's debt issuance, its public offering in 1995 and from operations.

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

NEW ACCOUNTING PRINCIPLE

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

    Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share data presented. Management has determined the impact that SFAS 128 may have on the financial statements will result in similar statements of earnings per share as are currently reported.

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

Not Applicable

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Submission Of Matters To a Vote Of Security Holders

(a) A Special Meeting of Shareholders was held on January 28, 1997.

(b) The meeting did not involve election of directors.

(c) At such meeting, the shareholders voted upon a proposal to amend the Company's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 10,000,000 shares to 25,000,000 shares. The results of the voting were as follows:

        5,468,741 Affirmative          1,436,414 Negative
        ---------                      ---------

        441,427 Withheld               4,477 Abstentions and broker non-votes
        -------                        -----

ITEM 5. Other Information

              For information concerning the terms and the manner of the offering, see Item 2 of Part I of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

ITEM 6. Exhibits And Reports On Form 8-K

(a)     Exhibits:

        Exhibit 11--  Earnings Per Share Calculation
        Exhibit 27--  Financial Data Schedule

(b)     Reports on Form 8-K:

        None.

                                                                       Page 14
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PENN TREATY AMERICAN CORPORATION
                                --------------------------------
                                           REGISTRANT


DATE: MAY 8, 1997                  /S/ IRVING LEVIT
      -----------               ---------------------------------
                                         IRVING LEVIT
                                         PRESIDENT


DATE: MAY 8, 1997                  /S/ MICHAEL F. GRILL
      -----------               ---------------------------------
                                       MICHAEL F. GRILL
                                       TREASURER

                                   EXHIBIT 11
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                      for the three months ended March 31,
                                  (unaudited)

                                                                            1997              1996
                                                                            ----              ----
Net income........................................................      $  3,419,369       $  2,693,334
Weighted average common shares outstanding........................         7,515,608          6,985,988
Primary earnings per share........................................      $       0.45       $       0.39
                                                                        ------------       ------------
                                                                        ------------       ------------
Net income........................................................      $  3,419,369
Adjustments net of tax:
  Interest expense on convertible debt............................           829,196
  Amortization of debt offering costs.............................            64,466
                                                                         ------------
Fully diluted net income..........................................      $  4,313,031
                                                                         ------------
                                                                         ------------
Weighted average common shares outstanding........................         7,515,608
Common stock equivalents due to dilutive effect of stock
  options.........................................................           226,468
Shares converted from convertible debt............................         2,628,340
                                                                        ------------
Total outstanding shares for fully diluted earnings per share
  computation.....................................................        10,370,416
Fully diluted earnings per share..................................      $       0.42
                                                                        ------------
                                                                        ------------