Form 10-Q
period 1997-06-30
PENN TREATY AMERICAN CORP
filed 1997-08-13
CIK 814181

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC   20549

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

                                          or

   [ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from       to
                                                            ------    -------

Commission file number 0-13972

                           PENN TREATY AMERICAN CORPORATION
               ---------------------------------------------------------
                (Exact name of registrant as specified in its charter)

       PENNSYLVANIA                                      23-1664166
-------------------------------              -------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identifi-
incorporation of organization)               cation No.)

                      3440 Lehigh Street, Allentown, PA   18103
            -------------------------------------------------------------
            (Address, including zip code, of principal executive offices)

                                    (610) 965-2222
                 ---------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
-----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X   NO
                                       ------   -----

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of August 12, 1997 was 7,551,853.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The registrant's Unaudited Consolidated Balance Sheets, Statements of Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 7 of this report, respectively. These financial statements represent the consolidation of the operations of the registrant, and its subsidiaries, American Network Insurance Company ("ANIC"), Senior Financial Consultants Company and Penn Treaty Life Insurance Company ("PTLIC"). ANIC, PTLIC and its subsidiary, Network America Life Insurance Company ("Network America") (collectively, "the Insurers"), are underwriters of long-term care insurance products. PTLIC and its subsidiary are also underwriters of life insurance products.

                        PENN TREATY AMERICAN CORPORATION

                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        1997            1996
                                                                                   --------------  --------------
                                                                                    (UNAUDITED)
                                                     ASSETS
Investments:
  Bonds, available for sale at market (cost of $250,940,546 and and $199,508,579, respectively)................................................................  $  252,133,844  $  201,329,966
  Equity securities at market value, (cost of $15,485,200 and $9,642,912,
    respectively)................................................................      19,659,352      11,247,516
  Policy loans...................................................................          81,749          84,232
                                                                                   --------------  --------------
    Total investments............................................................     271,874,945     212,661,714
  Cash and cash equivalents......................................................      13,476,392      51,612,067
  Property and equipment, at cost, less accumulated depreciation of $2,407,356
    and $2,205,407, respectively.................................................       8,246,409       8,092,028
  Unamortized deferred policy acquisition costs..................................      98,951,544      82,176,268
  Receivables from agents, less allowance for uncollectable amounts of $231,226
    and $231,226, respectively...................................................       1,401,879       1,543,382
  Accrued investment income......................................................       4,068,111       3,581,077
  Federal income tax recoverable.................................................         242,581         175,219
  Cost in excess of fair value of net assets acquired, less accumulated
    amortization of $462,067 and $324,203, respectively..........................       6,265,473       6,042,786
  Present value of future profits acquired.......................................       3,804,167       4,011,668
  Receivable from reinsurers.....................................................      10,524,465      10,105,654
  Other assets...................................................................       7,446,730       6,766,129
                                                                                   --------------  --------------
    Total assets.................................................................  $  426,302,696  $  386,767,992
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                                   LIABILITIES
  Policy reserves:
    Accident and health..........................................................  $  123,609,737  $  101,107,697
    Life.........................................................................       9,005,442       8,523,267
  Unearned premium reserve.......................................................           9,283          12,215
  Policy and contract claims.....................................................      62,263,501      57,539,380
  Accounts payable and other liabilities.........................................       4,807,063       4,768,441
  Long-term debt.................................................................      76,898,245      77,114,592
  Deferred income taxes..........................................................      22,280,141      18,795,316
                                                                                   --------------  --------------
    Total liabilities............................................................     298,873,412     267,860,908
                                                                                   --------------  --------------
                                                                                   --------------  --------------
  Commitments and contingencies
                                              SHAREHOLDERS' EQUITY
  Preferred stock, par value $1.00; 5,000,000 shares authorized, none
    outstanding..................................................................        --              --
  Common stock, par value $.10; 25,000,000 and 10,000,000 shares authorized,
    8,153,582 and 8,116,464 shares issued........................................         815,358         811,646
  Additional paid-in capital.....................................................      52,929,239      52,526,956
  Net unrealized appreciation of securities......................................       3,542,517       2,261,154
  Retained earnings..............................................................      71,848,044      65,013,202
                                                                                   --------------  --------------
                                                                                      129,135,158     120,612,958
  Less 605,629 common shares held in treasury, at cost...........................      (1,705,874)     (1,705,874)
                                                                                   --------------  --------------
                                                                                      127,429,284     118,907,084
                                                                                   --------------  --------------
    Total liabilities and shareholders' equity...................................  $  426,302,696  $  386,767,992
                                                                                   --------------  --------------
                                                                                   --------------  --------------

          See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION

                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------  ----------------------------
                                                          1997           1996           1997           1996
                                                      -------------  -------------  -------------  -------------
Revenue:
  Accident and health premiums......................  $  40,081,194  $  31,344,019  $  78,897,405  $  60,867,816
  Life premiums.....................................        981,099        866,222      1,874,776      1,812,319
                                                      -------------  -------------  -------------  -------------
                                                         41,062,293     32,210,241     80,772,181     62,680,135
  Net investment income.............................      4,103,207      2,505,094      7,996,505      4,891,163
  Net realized capital gains........................        110,861         41,662        160,623         92,883
  Other income......................................        101,114         95,542        180,080        181,292
                                                      -------------  -------------  -------------  -------------
                                                         45,377,475     34,852,539     89,109,389     67,845,473
Benefits and expenses:
  Benefits to policyholders.........................     31,556,401     21,831,785     56,887,015     41,618,439
  Commissions.......................................     13,438,332     10,683,716     26,345,039     20,870,587
  Net policy acquisition costs deferred.............    (11,282,859)    (5,302,723)   (16,775,276)    (9,472,579)
  General and administrative expense................      5,186,339      3,487,365     10,153,646      6,793,081
  Interest expense..................................      1,188,286         33,740      2,391,620         69,955
                                                      -------------  -------------  -------------  -------------
                                                         40,086,499     30,733,883     79,002,044     59,879,483
                                                      -------------  -------------  -------------  -------------
  Income before federal income taxes................      5,290,976      4,118,656     10,107,345      7,965,990
  Provision for federal income taxes................      1,560,838      1,236,000      2,957,838      2,390,000
                                                      -------------  -------------  -------------  -------------
    Net Income......................................  $   3,730,138  $   2,882,656  $   7,149,507  $   5,575,990
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Primary earnings per share........................  $        0.50  $        0.41  $        0.95  $        0.80
  Fully diluted earnings per share..................  $        0.45       --        $        0.86       --
  Weighted average number of shares outstanding.....      7,524,418      6,993,805      7,520,037      6,995,819
  Weighted average number of shares outstanding
    (fully diluted).................................     10,362,424       --           10,357,946       --
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION

                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,

                                  (UNAUDITED)

                                                                                          1997           1996
                                                                                      -------------  -------------
Net cash flow from operating activities:
  Net income........................................................................  $   7,149,507  $   5,575,990
  Adjustments to reconcile net income to cash provided by operations:
    Amortization of intangible assets...............................................        557,858         17,880
    Policy acquisition costs, net...................................................    (16,775,276)    (9,472,579)
    Deferred income taxes...........................................................      2,790,064      2,761,132
    Depreciation expense............................................................        202,810        176,600
    Net realized capital gains......................................................       (160,623)       (92,883)
  Increase (decrease) due to change in:
    Receivables from agents.........................................................        141,503       (295,763)
    Receivable from reinsurers......................................................       (418,811)      (434,631)
    Policy and contract claims......................................................      4,724,121      5,505,844
    Policy and unearned premium reserves............................................     22,981,283     14,633,827
    Accounts payable and other liabilities..........................................         38,622        852,938
    Federal income taxes recoverable................................................        (67,362)    (1,171,133)
    Accrued investment income.......................................................       (487,034)      (177,088)
    Other, net......................................................................     (1,507,992)    (1,149,742)
                                                                                      -------------  -------------
      Cash provided by operations...................................................     19,168,670     16,730,392
Cash flow from (used in) investing activities:
  Proceeds from sales of investments................................................      3,432,336      4,108,700
  Maturities of investments.........................................................     11,328,364      5,027,858
  Purchase of investments...........................................................    (71,897,502)   (23,493,790)
  Acquisition of property and equipment.............................................       (357,191)    (1,501,803)
                                                                                      -------------  -------------
      Cash used in investing........................................................    (57,493,993)   (15,859,035)
Cash flow from (used in) financing activities:
  Proceeds from exercise of stock options...........................................        405,995        323,583
  Repayments of mortgages and other debts...........................................       (216,347)       (81,261)
                                                                                      -------------  -------------
      Cash provided by financing....................................................        189,648        242,322
                                                                                      -------------  -------------
(Decrease) increase in cash and cash equivalents....................................    (38,135,675)     1,113,679
Cash balances:
  Beginning of period...............................................................     51,612,067      8,881,061
                                                                                      -------------  -------------
  End of period.....................................................................  $  13,476,392  $   9,994,740
                                                                                      -------------  -------------
                                                                                      -------------  -------------

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(UNAUDITED)

    The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in Penn Treaty American Corporation's ("the Company's") Annual Report on Form 10-K for the year ended December 31, 1996.

    In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods. Certain prior period amounts have been reclassified to conform with current period presentation.

1. INVESTMENTS

      Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of June 30, 1997, shareholders' equity was increased by $3,542,517 due to unrealized gains of $5,367,450 in the investment portfolio. As of December 31, 1996, shareholders' equity was increased by $2,261,154 due to unrealized gains of $3,425,991 in the investment portfolio.

       The amortized cost and estimated market value of investments available for sale as of June 30, 1997 and December 31, 1996 are as follows:

                                             JUNE 30, 1997           DECEMBER 31, 1996
                                        ------------------------  ------------------------
                                                      ESTIMATED                 ESTIMATED
                                         AMORTIZED     MARKET      AMORTIZED     MARKET
                                           COST         VALUE        COST         VALUE
                                        -----------  -----------  -----------  -----------
U.S. Treasury securities and
  obligations of U.S Government
  authorities and agencies............  $187,052,989 $187,448,714 $149,354,655 $150,196,015
Obligations of states and political
  sub-divisions.......................    34,790,418   35,252,287   30,460,952   31,537,001
Debt securities issued by foreign
  governments.........................       399,275      415,297      424,275      445,250
Corporate securities..................    28,497,281   28,820,546   19,068,114   18,959,700
Other debt securities.................       200,583      197,000      200,583      192,000
Equities..............................    15,485,200   19,659,352    9,642,912   11,247,516
Policy Loans..........................        81,749       81,749       84,232       84,232
                                        ------------ ------------ ------------ ------------
Total Investments.....................  $266,507,495 $271,874,945 $209,235,723 $212,661,714
                                        ------------ ------------ ------------ ------------
                                        ------------ ------------ ------------ ------------
Net unrealized gain (loss)............     5,367,450                 3,425,991
                                        ------------              ------------
                                        $271,874,945              $212,661,714
                                        ------------              ------------
                                        ------------              ------------

2. NEW ACCOUNTING PRINCIPLE:

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share, and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share." Primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share, and these amounts are required to be shown on the face of the income statement. In addition, a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is required.

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

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Net income...............................................  $  3,730,138  $  2,882,656  $  7,149,507  $  5,575,990
Weighted average common shares outstanding...............     7,524,418     6,993,805     7,520,037     6,995,819
Basic earnings per share.................................  $       0.50  $       0.41  $       0.95  $       0.80
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net income...............................................  $  3,730,138  $  2,882,656  $  7,149,507  $  5,575,990
Adjustments net of tax:
Interest expense on convertible debt.....................       823,418       --          1,652,343       --
Amortization of debt offering costs......................        64,017       --            128,461       --
                                                           ------------  ------------  ------------  ------------
Diluted net income.......................................  $  4,617,573  $  2,882,656  $  8,930,311  $  5,575,990
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Weighted average common shares outstanding...............     7,524,418     6,993,805     7,520,037     6,995,819
Common stock equivalents due to dilutive effect of stock
  options................................................       209,666       174,780       209,569       159,991
Shares converted from convertible debt...................     2,628,340       --          2,628,340       --
                                                           ------------  ------------  ------------  ------------
Total outstanding shares for fully diluted earnings per
  share computation......................................    10,362,424     7,168,585    10,357,946     7,155,810
Diluted earnings per share...............................  $       0.45  $       0.40  $       0.86  $       0.78
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.

THREE MONTHS ENDED JUNE 30, 1997 AND 1996:

    ACCIDENT AND HEALTH PREMIUMS. First year accident and health premiums earned in the three month period ended June 30, 1997 (the "1997 quarter"), including long-term care and Medicare supplement, increased 23.4% to $13,824,881, compared to $11,207,016 in the same period in 1996 (the "1996 quarter"). First year long-term care premiums earned in the 1997 quarter increased 21.3% to $13,454,524, compared to $11,094,041 in the 1996 quarter. These results reflect increased market demand for the Company's newest products, which include nursing home coverage with attached home health care riders, and its Assisted Living and Personal Freedom policies, which combine the benefit coverage of skilled, assisted living and custodial nursing home and home health care protection under one benefit plan. The Company introduced these plans in late 1996 and management believes this increase is indicative of the growing need for comprehensive coverage. First year Medicare supplement premiums earned by the Company in the 1997 quarter increased to $370,357 from $112,975 in the 1996 quarter. Total new business for this product remains low due to the Company's continued reduced emphasis of its Medicare supplement products because of lower profit margins associated with this line of business.

    Renewal accident and health premiums earned by the Company in the 1997 quarter increased 22.0% to $24,566,950, compared to $20,137,004 in the 1996 quarter. Renewal long-term care premiums earned in the 1997 quarter increased 23.1% to $24,003,575, compared to $19,502,369 in the 1996 quarter. This increase reflects renewals of a larger base of in-force policies. The Company believes that this increase also reflects an increase in persistency (renewals as a percentage of total prior year business). Renewal Medicare supplement premiums in the 1997 quarter decreased 11.2% to $563,375, compared to $634,635 in the 1996 quarter.

    DISABILITY PREMIUMS. The Company, following its August 1996 acquisition of ANIC, posted $1,689,363 in disability income in the 1997 quarter. Due to the accounting of the acquisition as a purchase, no disability income is recorded for the 1996 quarter. During the 1997 quarter, first year disability premiums were $327,513 and renewal premiums were $1,361,850.

    LIFE PREMIUMS. First year life premiums earned by the Company in the 1997 quarter decreased 17.9% to $296,922, compared to $361,751 in the 1996 quarter. Renewal life premiums earned by the Company in the 1997 quarter increased to $684,177, compared to $504,470 in the 1996 quarter. The Company's life business has remained stable as the Company is focusing its marketing efforts on its Assisted Living, Personal Freedom, Independent Living and other long-term care plans.

    NET INVESTMENT INCOME. Net investment income earned by the Company for the 1997 quarter increased 63.8% to $4,103,207, from $2,505,094 for the 1996 quarter. This increase was primarily the result of growth in the Company's investment assets from the proceeds of the Company's November 1996, $74,750,000 convertible debt issuance and continued premium growth.

    BENEFITS TO POLICYHOLDERS. Total benefits to policyholders in the 1997 quarter increased 44.5% to $31,556,401 compared to $21,831,785 in the 1996 quarter.

    Accident and health benefits to policyholders, excluding disability benefits, in the 1997 quarter increased 41.4% to $30,134,499 compared to $21,310,105 in the 1996 quarter. The Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 78.5% in the 1997 quarter, compared to 68.0% in the 1996 quarter. In the 1997 quarter, incurred claims as a percentage of accident and health premiums were 47.8% compared to 45.1% in the 1996 quarter.

     The Company has historically developed the final factors used for future benefit reserves on new products within two quarters of the initial product offering. Until the new factors are developed, existing factors of a similar product are used. Typically, the Company experiences minimal changes in reserves due to this methodology since new business develops slowly, and persistency, a major component of reserve factors, remains stable. In the 1997 quarter, however, the Company found that the new factors developed for its Assisted Living and Personal Freedom policies incorporate a significant increase in policyholder persistency, which materially increased the level of reserves required for these policies. Also, the Company experienced substantial growth in these policies during 1997, which, when the new factors were applied, presented additional increases in future benefit reserves. This addition to benefit reserves, however, is offset by expense deferrals that arise from the same factor components for deferred acquisition costs.

    The Company uses independent case managers to develop and monitor plans of care and to control claims in its home health care coverage. Prior to 1997, the cost associated with case management was reported as a general and administrative expense. Management believes that these costs impact total benefits expense, and has chosen to report them as benefits to policyholders to objectively compare benefits costs in different periods. The amounts reported in the 1997 quarter due to case management were approximately $200,000 or .5% of premiums. Expenses related to case management in the 1996 quarter were immaterial and have not been reclassified to benefits.

    Disability benefits were $766,697 in the 1997 quarter or 45.4% of premiums. Due to the Company's acquisition of ANIC in August 1996, no disability benefits are recorded in the 1996 quarter.

    Life benefits to policyholders in the 1997 quarter increased to $655,205, compared to $521,600 for the 1996 quarter. The life loss ratio (the ratio of claims experience and increases in policy reserves to total life premium) was 66.8% in the 1997 quarter, compared to 60.2% in the 1996 quarter, and reflects the actual claims incurred and actuarial reserves necessary to support the portfolio mix of business.

    COMMISSIONS. Commissions to agents increased 25.8% to $13,438,332 in the 1997 quarter compared to $10,683,716 in the 1996 quarter.

    First year commissions on accident and health business in the 1997 quarter increased 25.0% to $8,939,939, compared to $7,154,121 in the 1996 quarter, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 64.7% in the 1997 quarter and 64.5% in the 1996 quarter. First year commissions on life business in the 1997 quarter decreased 15.5% to $227,109, compared to $268,757 in the 1996 quarter, directly reflecting the Company's reduction in first year life premiums. The ratio of first year life commissions to first year life premiums was 76.5% in the 1997 quarter compared to 74.3% in the 1996 quarter. First year disability commissions, at 55.7% of premiums, were $182,418 in the 1997 quarter.

    Renewal commissions on accident and health business in the 1997 quarter increased 24.3% to $3,880,087, compared to $3,122,472 in the 1996 quarter, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.8% in the 1997 quarter and 15.5% in the 1996 quarter. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the agents. Life renewal commissions were 11.7% of premiums in the 1997 quarter compared to 12.1% in the 1996 quarter. Renewal commissions of $128,743 were 9.5% of disability premiums.

    NET POLICY ACQUISITION COSTS DEFERRED. The net deferred policy acquisition costs in the 1997 quarter increased 112.8% to $11,282,859 compared to $5,302,723 in the 1996 quarter. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes.

    Net policy acquisition costs deferred were impacted in the 1997 quarter similarly to policyholder benefits. The Company has historically developed the final factors used for deferred acquisition costs on new products within two quarters of the initial product offering. Until the new factors are developed, existing factors of a similar product are used. In the 1997 quarter, the Company found that the new factors developed for its Assisted Living and Personal Freedom policies incorporate a significant increase in policyholder persistency, which materially increased the expected amortization period for these policies. Also, the Company experienced substantial growth in these policies during 1997, which, when the new factors were applied, presented additional increases in current deferrals. This addition to deferred acquisition costs, however, is offset by benefit increases that arise from the same factor components for benefits reserves.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the 1997 quarter increased 48.7% to $5,186,339, compared to $3,487,365 in the 1996 quarter. This increase was due to variable expense growth related to the rise in premiums, approximately $598,000 related to the operating expense and amortization of goodwill of ANIC, and to the amortization of approximately $90,000 related to the Company's convertible debt issuance. In addition, the Company has incurred additional printing, actuarial and legal fees related to the filing of products in its newly licensed states and from additional filings of tax-qualified plans in each of its licensed states. The ratio of general and administrative expenses to total premiums, excluding the ANIC goodwill and debt cost amortization, was 12.1% in the 1997 quarter, compared to 10.0% in the 1996 quarter, reflecting the additional costs of ANIC as a percent of premiums. Management expects that this ratio will decline as premium growth continues and efficiencies are gained from the ANIC acquisition. Interest expense grew to $1,188,286 in the 1997 quarter compared to $33,740 in the 1996 quarter due to the addition of the convertible debt.

    PROVISION FOR FEDERAL INCOME TAXES. The provision for federal income taxes recorded by the Company for the 1997 quarter increased 26.3% to $1,560,838, compared to $1,236,000 for the 1996 quarter. The effective tax rates of approximately 30% in both quarters are below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996:

    ACCIDENT AND HEALTH PREMIUMS. First year accident and health premiums earned in the six month period ended June 30, 1997 (the "1997 period"), including long-term care and Medicare supplement, increased 22.0% to $25,896,073, compared to $21,220,950 in the same period in 1996 (the "1996 period"). First year long-term care premiums earned in the 1997 period increased 21.1% to $25,301,949, compared to $20,886,285 in the 1996 period. These results reflect increased market demand for the Company's newest products, which include nursing home coverage with attached home health care riders, and its Assisted Living and Personal Freedom policies, which combine the benefit coverage of skilled, assisted living and custodial nursing home and home health care protection in one comprehensive benefit plan. Management believes this increase is indicative of the growing need for comprehensive coverage following its late 1996 introduction of the plans. First year Medicare supplement premiums earned by the Company in the 1997 period increased to $594,124 from $334,665 in the 1996 period.

    Renewal accident and health premiums earned by the Company in the 1997 period increased 25.2% to $49,643,485, compared to $39,646,866 in the 1996 period. Renewal long-term care premiums earned in the 1997 period increased 26.1% to $48,292,083, compared to $38,290,593 in the 1996 period. This increase reflects renewals of a larger base of in-force policies. The Company believes that this increase also reflects an increase in persistency (renewals as a percentage of total prior year business). Renewal Medicare supplement premiums in the 1997 period decreased 0.4% to $1,351,402, compared to $1,356,273 in the 1996 period.

    DISABILITY PREMIUMS. The Company, following its August 1996 acquisition of ANIC, posted $3,357,847 in disability income in the 1997 period. Due to the accounting of the acquisition as a purchase, no disability income is recorded for the 1996 period. During the 1997 period, first year disability premiums were $650,709 and renewal premiums were $2,707,138.

    LIFE PREMIUMS. First year life premiums earned by the Company in the 1997 period decreased 25.4% to $558,621, compared to $748,787 in the 1996 period. Renewal life premiums earned by the Company in the 1997 period increased to $1,316,155, compared to $1,063,532 in the 1996 period.

    NET INVESTMENT INCOME. Net investment income earned by the Company for the 1997 period increased 63.5% to $7,996,505, from $4,891,163 for the 1996 period.
This increase was primarily the result of growth in the Company's investment assets from the proceeds of the Company's November 1996, $74,750,000 convertible debt issuance and continued premium growth.

    BENEFITS TO POLICYHOLDERS. Total benefits to policyholders in the 1997 period increased 36.7% to $56,887,015 compared to $41,618,439 in the 1996 period.

    Accident and health benefits to policyholders, excluding disability benefits, in the 1997 period increased 32.1% to $53,642,658 compared to $40,597,880 in the 1996 period. The Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 71.0% in the 1997 period, compared to 66.7% in the 1996 period. In the 1997 period, incurred claims as a percentage of accident and health premiums were 43.8% compared to 44.1% in the 1996 period.

    As indicated in management's discussion of the 1997 quarter, policyholder benefits increased during the 1997 period due to the development of new factors for some of its newest policy offerings. This addition to benefit reserves, however, is offset by expense deferrals that arise from the same factor components for deferred acquisition costs.

    The Company uses independent case managers to develop and monitor plans of care and to control claims in its home health care coverage. Prior to 1997, the cost associated with case management was reported as a general and administrative expense. Management believes that these costs impact total benefits expense, and has chosen to report them as benefits to policyholders to objectively compare benefits costs in different periods. The amounts reported in the 1997 period due to case management were approximately $400,000 or .5% of premiums. Expenses related to case management in the 1996 period were immaterial and have not been reclassified to benefits.

    Disability benefits were $1,586,379 in the 1997 period or 47.2% of premiums. There were no disability benefits in the 1996 period due to the accounting for the August 1996 acquisition of ANIC as a purchase.

    Life benefits to policyholders in the 1997 period increased to $1,108,528 compared to $1,020,559 for the 1996 period. The life loss ratio (the ratio of claims experience and increases in policy reserves to total life premium) was 59.1% in the 1997 period, compared to 56.3% in the 1996 period.

    COMMISSIONS. Commissions to agents increased 26.2% to $26,345,039 in the 1997 period compared to $20,870,587 in the 1996 period.

    First year commissions on accident and health business in the 1997 period increased 23.7% to $17,209,081, compared to $13,910,603 in the 1996 period, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 66.5% in the 1997 period and 65.9% in the 1996 period. First year commissions on life business in the 1997 period decreased 23.9% to $440,418, compared to $579,029 in the 1996 period. The ratio of first year life commissions to first year life premiums was 78.8% in the 1997 period compared to 77.3% in the 1996 period. First year disability commissions, at 57.9% of premiums, were $376,727 in the 1997 period.

    Renewal commissions on accident and health business in the 1997 period increased 27.9% to $7,905,657, compared to $6,182,921 in the 1996 period, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.9% in the 1997 period and 15.6% in the 1996 period. Life renewal commissions were 12.1% of premiums in the 1997 period compared to 11.6% in the 1996 period. Renewal commissions of $253,818 were 9.4% of disability premiums.

    NET POLICY ACQUISITION COSTS DEFERRED. The net deferred policy acquisition costs in the 1997 period increased 77.1% to $16,775,276 compared to $9,472,579 in the 1996 period. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes.

    As described in management's discussion of the 1997 quarter, new factors for the Company's new policy offerings materially increased the amount of net policy acquisition costs deferred in the 1997 period. This addition to deferred acquisition costs, however, is offset by benefit increases that arise from the same factor components for benefits reserves.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the 1997 period increased 49.5% to $10,153,646, compared to $6,793,081 in the 1996 period. This increase was due to variable expense growth related to the rise in premiums, approximately $1,224,000 related to the operating expense and amortization of goodwill of ANIC, and to the amortization of approximately $180,000 related to the Company's convertible debt issuance. In addition, the Company has incurred additional printing, actuarial and legal fees related to the filing of products in its newly licensed states and from duplicate filings of tax-qualified plans in each of its licensed states. The ratio of general and administrative expenses to total premiums, excluding the ANIC goodwill and debt cost amortization, was 12.0% in the 1997 period, compared to 10.0% in the 1996 period, reflecting the additional costs of ANIC as a percent of premiums. Management expects that this ratio will decline as premium growth continues and efficiencies are gained from the ANIC acquisition. Interest expense grew to $2,391,620 in the 1997 period compared to $69,955 in the 1996 period due to the addition of the convertible debt.

    PROVISION FOR FEDERAL INCOME TAXES. The provision for federal income taxes recorded by the Company for the 1997 period increased 23.8% to $2,957,838, compared to $2,390,000 for the 1996 period. The effective tax rates of approximately 29.3% and 30.0% in the 1997 and 1996 periods, respectively are below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds.

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

    The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. On December 31, 1996, the market value of the Company's investment portfolio exceeded cost by 1.6% or approximately $3,426,000. At June 30, 1997, the market value of the Company's portfolio exceeded its cost with a current unrealized gain of approximately $5,367,000. The increase in the market value of the portfolio is largely attributable to higher equities holdings, which have appreciated in value since purchase.

    As of December 31, 1996, shareholders' equity was increased by approximately $2,261,000 due to unrealized gains in the investment portfolio. As of June 30, 1997, shareholders' equity was increased by approximately $3,543,000 due to unrealized gains in the investment portfolio.

    In November, 1996, the Company contributed $5,000,000 of the net proceeds of the public offering in July 1995 to Network America. In December, 1996, the Company contributed an additional $20,000,000 to the surplus of Network America, $20,000,000 to PTLIC, and $5,000,000 to the surplus of ANIC. These funds were made available through the November 1996 issuance of $74,750,000 convertible, subordinated debt by the Company. The debt issuance was intended to provide additional surplus for future subsidiary growth and for acquisitions of blocks of business. The Company believes that it has retained sufficient proceeds from the debt issuance to meet its interest payment obligations, and has not relied upon the dividend paying ability of its subsidiaries to meet these obligations. The Company believes that its insurance subsidiaries' capital and surplus presently meet or exceed the requirements in all jurisdictions in which they are licensed.

    The Company's debt also consists of a mortgage note in the approximate amount of $2,000,000. This note is currently amortized over 12 years and has a balloon payment due on the remaining outstanding balance in September 1998. Although the note carries a variable interest rate, the Company has entered into an amortizing swap agreement with the same bank, with a notional amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest. In 1996, the Company acquired a block of renewal commissions from an agency. In addition to cash, the Company entered a two-year agreement to pay an additional $325,000 to the seller.

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

Not Applicable

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Shareholders was held on May 23, 1997. At such meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

        (1) Election of three persons to the Company's Board of Directors as Class I Directors to serve until the 2000 Annual Meeting of Shareholders and until their successors are elected and have been qualified.

                                   Irving Levit

5,487,386  Affirmative                                                0  Negative
        0  Withheld                                              77,579  Abstentions and
                                                                         broker non-votes

                                   A. J. Carden
5,487,286  Affirmative                                                0  Negative
        0  Withheld                                              77,679  Abstentions and
                                                                         broker non-votes

                              Domenic P. Stangherlin
5,487,386  Affirmative                                                0  Negative
        0  Withheld                                              77,579  Abstentions and
                                                                         broker non-votes

        (2) Increase in the number of shares from 600,000 to 1,200,000 which may be issued under the Company's Employee Incentive Stock Option Plan.

4,704,777  Affirmative                                          320,529  Negative
        0  Withheld                                              11,801  Abstentions and
                                                                         broker non-votes

        (3) Ratification of the selection of Coopers & Lybrand L.L.P. as independent public accountants for the Company and its subsidiaries for the year ending December 31, 1997.

5,504,639  Affirmative                                           58,020  Negative
        0  Withheld                                               2,306  Abstentions and
                                                                         broker non-votes

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit 11--Earnings Per Share Calculation

    Exhibit 27--Financial Data Schedule

(b) Reports on Form 8-K:

    The Company filed no reports on Form 8-K during the quarter ending June 30, 1997.

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

                                          PENN TREATY AMERICAN CORPORATION
                                          --------------------------------
                                                      Registrant

Date           August 12, 1997        /s/ IRVING LEVIT
                                      -----------------------------------
                                      Irving Levit
                                      PRESIDENT

Date           August 12, 1997        /s/ MICHAEL F. GRILL
                                      -----------------------------------
                                      Michael F. Grill
                                      TREASURER