Form 10-Q
period 1997-09-30
PENN TREATY AMERICAN CORP
filed 1997-11-13
CIK 814181

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1997

                                      or

    [ ] Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from
        _______________________   to ______________________

    Commission file number 0-13972

                     PENN TREATY AMERICAN CORPORATION
                     --------------------------------
          (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                23-1664166)
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation of organization)                  Identification No.


                  3440 Lehigh Street, Allentown, PA 18103
                  ---------------------------------------
       (Address, including zip code, of principal executive offices)

                               (610) 965-2222
                               --------------
             (Registrant's telephone number, including area code)

NOT APPLICABLE

    (Former name, former address and former fiscal year, if change since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ----    -----

    The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of November 12, 1997 was 7,570,167.

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

                      PENN TREATY AMERICAN CORPORATION
                              AND SUBSIDIARIES
                        Consolidated Balance Sheets

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                               1997             1996
                                                          -------------   -------------
                         ASSETS                            (UNAUDITED)
Investments:
 Bonds, available for sale at market
  (cost of $260,151,966
  and $199,508,579, respectively).......................  $  265,181,218  $  201,329,966
 Equity securities at market value,
  (cost of $16,290,256 and $9,642,912,
  respectively).........................................      20,436,337      11,247,516
 Policy loans...........................................          83,056          84,232
                                                          --------------  --------------
   Total investments....................................     285,700,611     212,661,714
 Cash and cash equivalents..............................      13,431,655      51,612,067
 Property and equipment, at cost, less accumulated
  depreciation of $2,530,944 and
  $2,205,407, respectively..............................       8,722,313       8,092,028
 Unamortized deferred policy acquisition costs..........     107,137,660      82,176,268
 Receivables from agents, less allowance
  for uncollectable amounts of $231,226 and
  $231,226, respectively................................       1,573,059       1,543,382
 Accrued investment income..............................       4,380,171       3,581,077
 Federal income tax recoverable.........................         199,213         175,219
 Cost in excess of fair value of net assets acquired,
  less accumulated amortization of $524,259
  and $324,203, respectively............................       6,203,821       6,042,786
 Present value of future profits acquired................       3,700,417       4,011,668
 Receivable from reinsurers..............................      10,592,802      10,105,654
 Other assets............................................       7,470,921       6,766,129
                                                          --------------  --------------
    Total assets........................................  $  449,112,643  $  386,767,992
                                                          --------------  --------------
                                                          --------------  --------------
                         LIABILITIES
Policy reserves:
 Accident and health....................................  $  134,552,182  $  101,107,697
 Life...................................................       9,254,823       8,523,267
 Unearned premium reserve...............................           9,283          12,215
 Policy and contract claims.............................      63,728,975      57,539,380
 Accounts payable and other liabilities.................       5,897,351       4,768,441
 Long-term debt.........................................      76,860,589      77,114,592
 Deferred income taxes..................................      24,612,505      18,795,316
                                                          --------------  --------------
    Total liabilities...................................     314,915,708     267,860,908
                                                          --------------  --------------
                                                          --------------  --------------
Commitments and contingencies
                  SHAREHOLDERS' EQUITY
 Preferred stock, par value $1.00; 5,000,000 shares
   authorized, none  outstanding........................        --              --
 Common stock, par value $.10; 25,000,000 and
   10,000,000 shares authorized,
   8,158,589 and 8,116,464 shares issued................         815,858         811,646
Additional paid-in capital..............................      52,999,702      52,526,956
Net unrealized appreciation of securities...............       6,067,991       2,261,154
Retained earnings.......................................      76,019,258      65,013,202
                                                          --------------  --------------
                                                             135,902,809     120,612,958
Less 605,629 common shares held in treasury, at cost....      (1,705,874)     (1,705,874)
                                                          --------------  --------------
                                                             134,196,935     118,907,084
                                                          --------------  --------------
    Total liabilities and shareholders' equity..........  $  449,112,643  $  386,767,992
                                                          --------------  --------------
                                                          --------------  --------------

    See accompanying notes to consolidated financial statements.

                           PENN TREATY AMERICAN CORPORATION
                                  AND SUBSIDIARIES
                        Consolidated Statements of Operations
                                     (unaudited)

                                                   THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------  ------------------------------
                                                         1997           1996             1997           1996
                                                     -------------  -------------    --------------  -------------
Revenues:
 Accident and health premiums......................  $  41,532,517  $  31,510,960   $  120,429,921  $  92,378,776
 Life premiums.....................................        907,514        873,634        2,782,290      2,685,953
                                                     -------------  -------------   --------------  -------------
                                                        42,440,031     32,384,594      123,212,211     95,064,729
 Net investment income.............................      4,584,786      2,601,980       12,581,291      7,493,143
 Net realized capital gains........................        774,502           (218)         935,125         92,665
 Other income......................................        125,025         88,637          305,105        269,929
                                                     -------------  -------------   --------------  -------------
                                                        47,924,344     35,074,993      137,033,732    102,920,466
Benefits and expenses:
 Benefits to policyholders.........................     29,509,710     20,161,328       86,369,820     61,779,767
 Commissions.......................................     14,165,956     10,658,991       40,510,995     31,529,578
 Net policy acquisition costs deferred.............     (8,186,116)    (4,053,954)     (24,961,392)   (13,526,533)
 General and administrative expense................      5,324,882      3,850,155       15,478,528     10,643,236
 Interest expense..................................      1,192,821         36,696        3,584,441        106,651
                                                     -------------  -------------   --------------  -------------
                                                        42,007,253     30,653,216      120,982,392     90,532,699
                                                     -------------  -------------   --------------  -------------
Income before federal income taxes.................      5,917,091      4,421,777       16,051,340     12,387,767
Provision for federal income taxes.................      1,745,542      1,324,276        4,703,380      3,714,276
                                                     -------------  -------------   --------------  -------------
 Net Income........................................  $   4,171,549  $   3,097,501   $   11,347,960  $   8,673,491
                                                     -------------  -------------   --------------  -------------
                                                     -------------  -------------   --------------  -------------
Primary earnings per share.........................  $        0.55  $        0.43   $         1.51  $        1.23
Fully diluted earnings per share...................  $        0.49       --         $         1.35       --
Weighted average number of shares outstanding......      7,551,352      7,178,976        7,530,590      7,057,317
Weighted average number of shares outstanding
  (fully diluted)..................................     10,425,972       --             10,380,858       --
                                                     -------------  -------------   --------------  -------------
                                                     -------------  -------------   --------------  -------------

    See accompanying notes to consolidated financial statements.

                      PENN TREATY AMERICAN CORPORATION
                             AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                   for the nine months ended September 30,
                               (unaudited)

                                                        1997           1996
                                                    -------------  -------------
Net cash flow from operating activities:
 Net income.......................................  $  11,347,960  $   8,673,491
 Adjustments to reconcile net income to cash
  provided by operations:
  Amortization of intangible assets and
    renewal commissions...........................        829,510         76,477
  Policy acquisition costs, net...................    (24,961,392)   (13,526,533)
  Deferred income taxes...........................      4,184,047      1,801,308
  Depreciation expense............................        316,003        271,939
  Net realized capital gains......................       (935,125)       (92,665)
 Increase (decrease) due to change in:
  Receivables from agents.........................        (29,677)      (325,255)
  Receivable from reinsurers......................       (487,148)      (791,562)
  Policy and contract claims......................      6,189,595      7,062,544
  Policy and unearned premium reserves............     34,173,109     20,926,785
  Accounts payable and other liabilities..........      1,128,910      1,426,719
  Federal income taxes (recoverable) payable......        (23,994)        79,711
  Accrued investment income.......................       (799,094)       (71,863)
  Other, net......................................     (1,918,282)    (1,047,739)
                                                    -------------  -------------
   Cash provided by operations....................     29,014,422     24,463,357
Cash flow from (used in) investing
  activities:
 Acquisition of business, net of
   cash received..................................        --          (1,518,102)
 Proceeds from sales of investments...............     16,247,198      8,701,987
 Maturities of investments........................     15,796,418      7,851,943
 Purchase of investments..........................    (98,515,120)   (37,432,259)
 Acquisition of property and equipment............       (946,285)    (2,076,888)
                                                    -------------  -------------
   Cash used in investing.........................    (67,417,789)   (24,473,319)
 Cash flow from (used in) financing
   activities:
 Proceeds from excercise of stock options.........        476,958        510,377
 Repayments of mortgages and other debts..........       (254,003)      (123,191)
                                                    -------------  -------------
   Cash provided by financing.....................        222,955        387,186
                                                    -------------  -------------
(Decrease) increase in cash and cash equivalents..    (38,180,412)       377,224
Cash balances:
Beginning of period...............................     51,612,067      8,881,061
                                                    -------------  -------------
End of period.....................................  $  13,431,655  $   9,258,285
                                                    -------------  -------------
                                                    -------------  -------------

    See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997
(unaudited)

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

1. INVESTMENTS

   Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of September 30, 1997, shareholders' equity was increased by $6,067,991 due to unrealized gains of $9,175,333 in the investment portfolio. As of December 31, 1996, shareholders' equity was increased by $2,261,154 due to unrealized gains of $3,425,991 in the investment portfolio.

   The amortized cost and estimated market value of investments available for sale as of September 30, 1997 and December 31, 1996 are as follows:

                                                       SEPTEMBER 30, 1997              DECEMBER 31, 1996
                                                 ------------------------------  ------------------------------
                                                   AMORTIZED       ESTIMATED       AMORTIZED       ESTIMATED
                                                      COST        MARKET VALUE        COST        MARKET VALUE
                                                 --------------  --------------  --------------  --------------
U.S. Treasury securities and obligations of U.S
  Government authorities and agencies..........  $  185,088,341  $  188,332,178  $  149,354,655  $  150,196,015

Obligations of states and political sub-
  divisions....................................      34,398,403      33,757,463      30,460,952      31,537,001

Debt securities issued by foreign
  governments..................................         399,275         415,433         424,275         445,250

Corporate securities...........................      39,815,807      42,225,696      19,068,114      18,959,700

Other debt securities..........................         450,140         450,448         200,583         192,000

Equities.......................................      16,290,256      20,436,337       9,642,912      11,247,516

Policy Loans...................................          83,056          83,056          84,232          84,232
                                                 --------------  --------------  --------------  --------------
Total Investments..............................  $  276,525,278  $  285,700,611  $  209,235,723  $  212,661,714
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------
Net unrealized gain (loss).....................       9,175,333                       3,425,991
                                                 --------------                  --------------
                                                 $  285,700,611                  $  212,661,714
                                                 --------------                  --------------
                                                 --------------                  --------------

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

                                                              THREE MONTHS ENDED      NINE MONTHS ENDED SEPTEMBER
                                                                SEPTEMBER 30,                     30,
                                                          --------------------------  ---------------------------
                                                              1997          1996          1997           1996
                                                          ------------  ------------  -------------  ------------
Net income..............................................  $  4,171,549  $  3,097,501  $  11,347,960  $  8,673,491
Weighted average common shares outstanding..............     7,551,352     7,178,976      7,530,590     7,057,317
Basic earnings per share................................  $       0.55  $       0.43  $        1.51  $       1.23
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------
Net income..............................................  $  4,171,549  $  3,097,501  $  11,347,960  $  8,673,491
Adjustments net of tax:
  Interest expense on convertible debt..................       823,418       --           2,477,188       --
  Amortization of debt offering costs...................        64,017       --             192,589       --
                                                          ------------  ------------  -------------  ------------
Diluted net income......................................  $  5,058,984  $  3,097,501  $  14,017,737  $  8,673,491
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------
Weighted average common shares outstanding..............     7,551,352     7,178,976      7,530,590     7,057,317
Common stock equivalents due to dilutive effect of
  stock options.........................................       246,280       151,299        221,927       132,740
Shares converted from convertible debt..................     2,628,340       --           2,628,340       --
                                                          ------------  ------------  -------------  ------------
Total outstanding shares for fully diluted earnings
  per share computation.................................    10,425,972     7,330,275     10,380,858     7,190,057
Diluted earnings per share..............................  $       0.49  $       0.42  $        1.35  $       1.21
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended September 30, 1997 and 1996:

    ACCIDENT AND HEALTH PREMIUMS. First year accident and health premiums earned in the three month period ended September 30, 1997 (the "1997 quarter"), including long-term care and Medicare supplement, increased 29.3% to $14,192,136, compared to $10,974,991 in the same period in 1996 (the "1996 quarter"). First year long-term care premiums earned in the 1997 quarter increased 26.9% to $13,784,336, compared to $10,864,391 in the 1996 quarter. These results reflect increased market demand for the Company's newest products, which include nursing home coverage with attached home health care riders, and its Assisted Living and Personal Freedom policies, which combine the benefit coverage of skilled, assisted living and custodial nursing home and home health care protection under one benefit plan. The Company introduced these plans in late 1996 and management believes this increase is indicative of the growing need for comprehensive coverage. First year Medicare supplement premiums earned by the Company in the 1997 quarter increased to $407,800 from $110,600 in the 1996 quarter. Total new business for this product remains low due to the Company's continued reduced emphasis of its Medicare supplement products because of lower profit margins associated with this line of business.

    Renewal accident and health premiums earned by the Company in the 1997 quarter increased 28.2% to $25,626,181, compared to $19,988,957 in the 1996 quarter. Renewal long-term care premiums earned in the 1997 quarter increased 29.2% to $25,049,250, compared to $19,386,718 in the 1996 quarter. This increase reflects renewals of a larger base of in-force policies. The Company continues to experience an increase in persistency (renewals as a percentage of total prior year business). Renewal Medicare supplement premiums in the 1997 quarter decreased 4.2% to $576,931, compared to $602,239 in the 1996 quarter.

    DISABILITY PREMIUMS. The Company, following its August 1996 acquisition of ANIC, posted $1,714,200 in disability premium in the 1997 quarter. Due to the accounting of the acquisition as a purchase, only one month of disability income is recorded for the 1996 quarter. During the 1997 quarter, first year disability premiums were $309,141 and renewal premiums were $1,405,059.

    LIFE PREMIUMS. First year life premiums earned by the Company in the 1997 quarter decreased 21.5% to $270,824, compared to $345,040 in the 1996 quarter. Renewal life premiums earned by the Company in the 1997 quarter increased to $636,690, compared to $528,594 in the 1996 quarter. The Company's life business has remained stable as the Company is focusing its marketing efforts on its Assisted Living, Personal Freedom, Independent Living and other long-term care plans.

    NET INVESTMENT INCOME. Net investment income earned by the Company for the 1997 quarter increased 76.2% to $4,584,786, from $2,601,980 for the 1996 quarter. This increase was primarily the result of growth in the Company's invested assets from the proceeds of the Company's November 1996, $74,750,000 convertible debt issuance and continued premium growth. The Company also recognized approximately $775,000 in capital gains. These gains were recognized in part to offset the one-time recognition of costs related to consolidating certain of its Vermont operations. Also, as the Company has increased its equity holdings to approximately 10% of its invested assets, it recognizes a lower current yield from dividends received than from its fixed income portfolio. Management intends to periodically recognize capital gains to supplement its current investment income.

    BENEFITS TO POLICYHOLDERS. Total benefits to policyholders in the 1997 quarter increased 46.4% to $29,509,710 compared to $20,161,328 in the 1996 quarter.

    Accident and health benefits to policyholders, excluding disability benefits, in the 1997 quarter increased 44.7% to $28,098,325 compared to $19,416,579 in the 1996 quarter. The Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 70.6% in the 1997 quarter, compared to 62.7% in the 1996 quarter. In the 1997 quarter, incurred claims as a percentage of accident and health premiums were 42.1% compared to 43.7% in the 1996 quarter.

    The Company uses independent case managers to develop and monitor plans of care and to control claims in its home health care coverage. Prior to 1997, the cost associated with case management was reported as a general and administrative expense. Management believes that these costs impact total benefits expense, and has chosen to report them as benefits to policyholders to objectively compare benefits costs in different periods. The amounts reported in the 1997 quarter due to case management were approximately $300,000 or .8% of accident and health premiums. Expenses related to case management in the 1996 quarter were immaterial and have not been reclassified to benefits.

    Disability benefits were $781,562 in the 1997 quarter or 45.6% of premiums. Due to the Company's acquisition of ANIC in August 1996, only one month of disability benefits are recorded in the 1996 quarter.

    Life benefits to policyholders in the 1997 quarter increased to $629,824, compared to $484,429 for the 1996 quarter. The life loss ratio (the ratio of claims experience and increases in policy reserves to total life premium) was 69.4% in the 1997 quarter, compared to 55.4% in the 1996 quarter, and reflects the actual claims incurred and actuarial reserves necessary to support the portfolio mix of business.

    COMMISSIONS. Commissions to agents increased 32.9% to $14,165,953 in the 1997 quarter compared to $10,658,991 in the 1996 quarter.

    First year commissions on accident and health business in the 1997 quarter increased 34.6% to $9,576,089 compared to $7,116,404 in the 1996 quarter, corresponding to the increase in first year accident and health premiums and an increase in younger (below age 65) policies being sold at higher first year commissions. The ratio of first year accident and health commissions to first year accident and health premiums was 67.5% in the 1997 quarter and 64.8% in the 1996 quarter. First year commissions on life business in the 1997 quarter increased 7.5% to $244,729, compared to $227,598 in the 1996 quarter. The ratio of first year life commissions to first year life premiums was 90.4% in the 1997 quarter compared to 66.0% in the 1996 quarter. First year disability commissions, at 59.4% of premiums, were $183,532 in the 1997 quarter.

    Renewal commissions on accident and health business in the 1997 quarter increased 24.4% to $3,959,158, compared to $3,182,832 in the 1996 quarter, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.4% in the 1997 quarter and 15.9% in the 1996 quarter. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the agents. Life renewal commissions were 11.7% of premiums in the 1997 quarter compared to 12.2% in the 1996 quarter. Renewal commissions of $128,213 were 9.1% of disability premiums.

    NET POLICY ACQUISITION COSTS DEFERRED. The net deferred policy acquisition costs in the 1997 quarter increased 101.9% to $8,186,116 compared to $4,053,954 in the 1996 quarter. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. Cost deferrals are higher in the current period due to the deferral of higher commissions and longer than anticipated policy duration.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the 1997 quarter increased 38.3% to $5,324,882, compared to $3,850,155 in the 1996 quarter. This increase was due to variable expense growth related to the rise in premiums, approximately $572,000 related to the operating expense and amortization of goodwill of ANIC, and to the amortization of approximately $90,000 related to the Company's convertible debt issuance. In addition, the Company recorded one time charges due to the consolidation of certain of its Vermont operations, which will result in reduced future expenses. The Company recognized capital gains in the current period, which more than offset the recognition of these costs. The ratio of general and administrative expenses to total premiums, excluding the ANIC goodwill and debt interest and cost amortization, was 12.0% in the 1997 quarter, compared to 11.9% in the 1996 quarter, reflecting the additional costs of ANIC as a percent of premiums. Management expects that this ratio will decline as premium growth continues and efficiencies are gained from the ANIC acquisition. Interest expense grew to $1,192,821 in the 1997 quarter compared to $36,696 in the 1996 quarter due to the addition of the convertible debt.

    PROVISION FOR FEDERAL INCOME TAXES. The provision for federal income taxes recorded by the Company for the 1997 quarter increased 31.8% to $1,745,542, compared to $1,324,276 for the 1996 quarter. The effective tax rates of approximately 30% in both quarters are below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds.

Nine Months Ended September 30, 1997 and 1996:

    ACCIDENT AND HEALTH PREMIUMS. First year accident and health premiums earned in the nine month period ended September 30, 1997 (the "1997 period"), including long-term care and Medicare supplement, increased 24.5% to $40,088,209, compared to $32,195,941 in the same period in 1996 (the "1996 period"). First year long-term care premiums earned in the 1997 period increased 23.1% to $39,086,285, compared to $31,750,676 in the 1996 period. These results reflect increased market demand for the Company's newest products, which include nursing home coverage with attached home health care riders, and its Assisted Living and Personal Freedom policies, which combine the benefit coverage of skilled, assisted living and custodial nursing home and home health care protection in one comprehensive benefit plan. Management believes this increase is indicative of the growing need for comprehensive coverage following its late 1996 introduction of the plans. First year Medicare supplement premiums earned by the Company in the 1997 period increased to $1,001,924 from $445,265 in the 1996 period.

    Renewal accident and health premiums earned by the Company in the 1997 period increased 26.2% to $75,269,666, compared to $59,635,823 in the 1996 period. Renewal long-term care premiums earned in the 1997 period increased 27.2% to $73,341,333, compared to $57,677,311 in the 1996 period. This increase reflects renewals of a larger base of in-force policies and continued increases in persistency (renewals as a percentage of total prior year business). Renewal Medicare supplement premiums in the 1997 period decreased 1.5% to $1,928,333, compared to $1,958,512 in the 1996 period.

    DISABILITY PREMIUMS. The Company, following its August 1996 acquisition of ANIC, posted $5,072,046 in disability premium in the 1997 period. Due to the accounting of the acquisition as a purchase, only one month of disability income is recorded for the 1996 period. During the 1997 period, first year disability premiums were $947,203 and renewal premiums were $4,124,844.

    LIFE PREMIUMS. First year life premiums earned by the Company in the 1997 period decreased 24.2% to $829,445, compared to $1,093,827 in the 1996 period. Renewal life premiums earned by the Company in the 1997 period increased to $1,952,845, compared to $1,592,126 in the 1996 period.

    NET INVESTMENT INCOME. Net investment income earned by the Company for the 1997 period increased 67.9% to $12,581,291, from $7,493,143 for the 1996 period. This increase was primarily the result of growth in the Company's invested assets from the proceeds of the Company's November 1996, $74,750,000 convertible debt issuance and continued premium growth. The Company also recognized approximately $775,000 in capital gains. These gains were recognized in part to offset the one-time recognition of costs related to consolidating certain of its Vermont operations. Also, as the Company has increased its equity holdings to approximately 10% of its invested assets, it recognizes a lower current yield from dividends received than from its fixed income portfolio. Management intends to periodically recognize capital gains to supplement its current investment income.

    BENEFITS TO POLICYHOLDERS. Total benefits to policyholders in the 1997 period increased 39.8% to $86,369,820 compared to $61,779,767 in the 1996 period.

    Accident and health benefits to policyholders, excluding disability benefits, in the 1997 period increased 37.1% to $82,290,432 compared to $60,014,459 in the 1996 period. The Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 71.3% in the 1997 period, compared to 65.4% in the 1996 period. In the 1997 period, incurred claims as a percentage of accident and health premiums were 43.7% compared to 43.9% in the 1996 period.

    The Company uses independent case managers to develop and monitor plans of care and to control claims in its home health care coverage. Prior to 1997, the cost associated with case management was reported as a general and administrative expense. Management believes that these costs impact total benefits expense, and has chosen to report them as benefits to policyholders to objectively compare benefits costs in different periods. The amounts reported in the 1997 period due to case management were approximately $700,000 or .6% of accident and health premiums. Expenses related to case management in the 1996 period were approximately $350,000 and have not been reclassified to benefits.

    The Company has historically developed the final factors used for future benefit reserves on new products within two quarters of the initial product offering. Until the new factors are developed, existing factors of a similar product are used. Typically, the Company experiences minimal changes in reserves due to this methodology since new business develops slowly, and persistency, a major component of reserve factors, remains stable. In the 1997 period, however, the Company found that the new factors developed for its Assisted Living and Personal Freedom policies incorporate a significant increase in policyholder persistency, which materially increased the level of reserves required for these policies. Also, the Company experienced substantial growth in these policies during 1997, which, when the new factors were applied, presented additional increases in future benefit reserves. This addition to benefit reserves, however, is offset by expense deferrals that arise from the same factor components for deferred acquisition costs.

    Disability benefits were $2,341,036 in the 1997 period or 46.2% of premiums. Only one month of disability benefits were recorded in the 1996 period due to the accounting for the August 1996 acquisition of ANIC as a purchase.

    Life benefits to policyholders in the 1997 period increased to $1,738,352 compared to $1,504,988 for the 1996 period. The life loss ratio (the ratio of claims experience and increases in policy reserves to total life premium) was 62.5% in the 1997 period, compared to 56.0% in the 1996 period.

    COMMISSIONS. Commissions to agents increased 28.5% to $40,510,995 in the 1997 period compared to $31,529,578 in the 1996 period.

    First year commissions on accident and health business in the 1997 period increased 27.4% to $26,785,170, compared to $21,027,007 in the 1996 period, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 66.3% in the 1997 period and 65.3% in the 1996 period. First year commissions on life business in the 1997 period decreased 15.1% to $685,147, compared to $806,627 in the 1996 period. The ratio of first year life commissions to first year life premiums was 82.6% in the 1997 period compared to 73.7% in the 1996 period. First year disability commissions, at 59.1% of premiums, were $560,259 in the 1997 period.

    Renewal commissions on accident and health business in the 1997 period increased 25.7% to $11,864,815, compared to $9,440,753 in the 1996 period, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.8% in the 1997 period and 15.8% in the 1996 period. Life renewal commissions were 12.0% of premiums in the 1997 period compared to 11.8% in the 1996 period. Renewal commissions of $382,031 were 9.3% of disability premiums.

    NET POLICY ACQUISITION COSTS DEFERRED. The net deferred policy acquisition costs in the 1997 period increased 84.5% to $24,961,392 compared to $13,526,533 in the 1996 period. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. The Company has historically developed the final factors used for deferred acquisition costs on new products within two quarters of the initial product offering. Until the new factors are developed, existing factors of a similar product are used. In the 1997 period, the Company found that the new factors developed for its Assisted Living and Personal Freedom policies incorporate a significant increase in policyholder persistency, which materially increased the expected amortization period for these policies. Also, the Company experienced substantial growth in these policies during 1997, which, when the new factors were applied, presented additional increases in current deferrals. This addition to deferred acquisition costs, however, is offset by benefit increases that arise from the same factor components for benefits reserves.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the 1997 period increased 45.4% to $15,478,528, compared to $10,643,236 in the 1996 period. This increase was due to variable expense growth related to the rise in premiums, approximately $1,797,000 related to the operating expense and amortization of goodwill of ANIC, and to the amortization of approximately $270,000 related to the Company's convertible debt issuance. In addition, the Company has incurred additional printing, actuarial and legal fees related to the filing of products in its newly licensed states and from duplicate filings of tax-qualified plans in each of its licensed states. During the 1997 period, the Company recorded one time charges due to the consolidation of certain of its Vermont operations, which will result in reduced future expenses. The Company recognized capital gains in the current period, which more than offset the recognition of these costs.

    The ratio of general and administrative expenses to total premiums, excluding the ANIC goodwill and debt interest and cost amortization, was 12.0% in the 1997 period, compared to 11.3% in the 1996 period, reflecting the additional costs of ANIC as a percent of premiums. Management expects that this ratio will decline as premium growth continues and efficiencies are gained from the ANIC acquisition. Interest expense grew to $3,584,441 in the 1997 period compared to $106,651 in the 1996 period due to the addition of the convertible debt.

    PROVISION FOR FEDERAL INCOME TAXES. The provision for federal income taxes recorded by the Company for the 1997 period increased 26.6% to $4,703,380, compared to $3,714,276 for the 1996 period. The effective tax rates of approximately 29.3% and 30.0% in the 1997 and 1996 periods, respectively are below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds.

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

    The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. On December 31, 1996, the market value of the Company's investment portfolio exceeded cost by 1.6% or approximately $3,426,000. At September 30, 1997, the market value of the Company's portfolio exceeded its cost with a current unrealized gain of approximately $9,175,333. The increase in the market value of the portfolio is largely attributable to higher equities holdings, which have appreciated in value since purchase.

    As of December 31, 1996, shareholders' equity was increased by approximately $2,261,000 due to unrealized gains in the investment portfolio. As of September 30, 1997, shareholders' equity was increased by approximately $6,067,991 due to unrealized gains in the investment portfolio.

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

    In the event (i) the Company fails to maintain minimum loss ratios calculated in accordance with statutory guidelines, (ii) the Company fails to meet other requirements mandated and enforced by regulatory authorities,
(iii) the Company has adverse claims experience in the future, (iv) the Company is unable to obtain additional financing to support future growth,
(v) the economy continues to effect the buying powers of senior citizens, or
(vi) the Company fails to maintain its current ratings from A.M. Best or Standard & Poor's, the Company's results of operations, liquidity and capital resources could be adversely affected.

    Certain statements made by the Company may be cconsidered forward looking. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its business and operations, there can be no assurance actual results will not differ significantly from its expectations.

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

NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE.

ITEM 5. OTHER INFORMATION

In September 1997, the Company's Board of Directors appointed David Trindle to fill the unexpired term of John Mahoney, who resigned as a director of the Company in August 1997. Mr. Trindle will continue as a member of the Company's Board of Directors until the 1999 Annual Meeting of the Company's Shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 11--Earnings Per Share Calculation
    Exhibit 27--Financial Data Schedule

(b) Reports on Form 8-K:

    The Company filed no reports on Form 8-K during the quarter ending September 30, 1997.

                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PENN TREATY AMERICAN CORPORATION
                                   -------------------------------------------
                                                Registrant



Date       November 12, 1997                   /s/ Irving Levit
    ----------------------------   -------------------------------------------
                                   Irving Levit
                                   President



Date       November 12, 1997                   /s/ Michael F. Grill
    ----------------------------   -------------------------------------------
                                   Michael F. Grill
                                   Treasurer