Form 10-K405
period 1997-12-31
PENN TREATY AMERICAN CORP
filed 1998-03-30
CIK 814181

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File No. 0-15972

                        PENN TREATY AMERICAN CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                      23-1664166
------------                                                      ----------
(State or other                                               (I.R.S. Employer
jurisdiction of                                              Identification No.)
incorporation or
organization)

3440 Lehigh Street, Allentown, Pennsylvania                          18103
-------------------------------------------                       -----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:   (610) 965-2222

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
              Title of each class                        on which registered
              -------------------                        -------------------
                    None                                 NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1998 was $223,160,386.

The number of shares outstanding of the registrant's common stock as of March 19, 1998 was 7,795,996.

Documents Incorporated By Reference:
   (1) Proxy Statement for the 1998 Annual Meeting of Shareholders - Part III

                                     PART I

Item 1.  Business

         (a)      General

         Penn Treaty American Corporation ("the Company") is one of the leading providers of long-term nursing home and home health care insurance. The Company markets its products primarily to persons age 65 and over through independent insurance agents and underwrites its policies through three subsidiaries, Penn Treaty Life Insurance Company, ("PTLIC"), Network America Life Insurance Company ("Network America") and American Network Insurance Company ("ANIC") (collectively "the Insurers"). The Company's principal products are individual fixed, defined benefit accident and health insurance policies covering long-term skilled, intermediate and custodial nursing home care and home health care. Policies are designed to make the administration of claims simple, quick and sensitive to the needs of the policyholders. As of December 31, 1997, long-term nursing home care and home health care policies accounted for approximately 91% of the Company's total annualized premiums in-force.

         On December 31, 1997, PTLIC entered an assumption reinsurance treaty with Network America, whereby Network America effectively purchased all of the premium in-force and assets and assumed all of the liabilities of PTLIC. Network America simultaneously changed its name to Penn Treaty Network America Insurance Company ("PTNA"). The Company has also filed with the Internal Revenue Service requesting a favorable ruling regarding the tax-free nature of the dividend of PTLIC common stock ownership of PTNA to the Company. Upon receipt of a favorable ruling, PTNA will become a direct subsidiary of the Company, and will no longer be a subsidiary of PTLIC. Throughout the remainder of this document, all references to Network America, whether in the present or with regard to occurences prior to December 31, 1997, are addressed as PTNA.

         In 1997, the Company incorporated a new direct subsidiary, American Independent Network Insurance Company of New York ("AINIC"). The Company is seeking approval from the New York Department of Insurance to license AINIC as an accident and health insurer. The Company anticipates receiving this approval in April 1998.

         The Company introduced its first long-term nursing home care insurance product in 1975 and its first home health care product in 1987. In late 1994, the Company introduced its Independent Living policy, which provides coverage over the full term of the policy for home care services furnished by an unlicensed homemaker or companion as well as a licensed care provider. In late 1996 and throughout 1997, the Company began its introduction of its Personal Freedom policies, which provide comprehensive coverage for nursing home and home health care. The Company also introduced in late 1996 its Assisted Living policy, which, as a nursing home plan, provides enhanced benefits and includes a home health care rider. Available policy riders allow insureds to tailor their policies and include an automatic annual benefit increase, benefits for adult day-care centers and a return of premium benefit. The Company also markets and sells life, disability, Medicare supplement and other hospital care insurance products.

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

         A survey conducted by a national industry organization estimated that the number of long-term care policies in-force grew from 815,000 in 1987 to approximately 4,350,000 by the end of 1995, an average of more than 23% annually since 1987. The emphasis on long-term care insurance has evolved primarily as a result of the aging of society, increasing life expectancies and the escalating cost of care. According to a 1992 survey of the U.S. Bureau of the Census, by the year 2050 the population age 65 and over is expected to grow to approximately 98 million, or more than three times the 1990 figure, while the population age 85 and over is expected to grow to 26 million, or more than eight times the 1990 figure. Another study has suggested that at age 65 a person has a 43% chance of being confined to a nursing home during some time in his or her life. The cost of care has also increased significantly. It has been estimated by the U.S. Census Bureau that from 1980 to 1990, the cost of care for Medicaid nursing home residents increased from $8.7 billion to $21.5 billion.

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

Developing and qualifying new products with state insurance regulatory authorities. The Company has been an originator in the field of long-term care insurance for over twenty years. The Company introduced its Independent Living policy in 1994 which provides coverage over the full term of the policy for services furnished by an unlicensed homemaker or companion or a licensed care provider. Most recently, the Company began its introduction of its Personal Freedom policies, which provide comprehensive coverage for nursing home and home health care. The Company also introduced its Assisted Living policy, which, as a nursing home plan, provides enhanced benefits and includes a home health care rider. The Company intends to continue to develop new insurance products designed to meet the needs of senior citizens and their families.

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

Introducing existing products in newly licensed states. The Company is currently licensed to market products in 49 states and the District of Columbia. Although not all of the Company's products are currently eligible for sale in all of these jurisdictions, the Company actively seeks to expand the regions where it sells its products. Through the acquisition of ANIC in 1996, the Company acquired licenses to conduct business in some new states, including New Jersey and Massachusetts. These states are considered by the Company's management to offer significant opportunities for sales growth. In addition, the Company has applied for a license to underwrite accident and health insurance products in New York. The Company is also continuing its efforts to broaden its marketing within those states where it is already licensed.

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

         On December 31, 1997, PTLIC entered an assumption reinsurance treaty with Network America, whereby Network America effectively purchased all of the premium in-force, assets and liabilities of PTLIC. Network America simultaneously changed its name to Penn Treaty Network America Insurance Company. The Company has also filed with the Internal Revenue Service requesting a favorable ruling regarding the tax-free nature of the dividend of PTLIC common stock ownership of PTNA to the Company. Upon receipt of a favorable ruling, PTNA will become a direct subsidiary of the Company, and will no longer be a subsidiary of PTLIC.

Senior Financial Consulatants Company, an insurance agency owned by the Company, was incorporated in Pennsylvania on February 23, 1988 under the name Penn Treaty Service Company. On February 29, 1988, the Agency acquired, among other assets, the rights to renewal commissions on a certain block of PTLIC's existing in-force policies from Cher-Britt Agency, Inc., and an option to purchase the rights to renewal commissions on a certain block of PTLIC's existing policies from Cher-Britt Insurance Agency,Inc., an affiliated company of Cher-Britt Agency, Inc. In connection with this acquisition, on March 3, 1988, the name of the Agency was changed to Cher-Britt Service Company. The option was exercised on March 3, 1989. The Agency's name was changed to Senior Financial Consultants Company on August 9, 1994.

On August 30, 1996, the Company consummated the acquisition of all of the issued and outstanding capital stock of Health Insurance of Vermont, Inc. ("HIVT"), which has since changed its name to American Network Insurance Company.

         (b)       Insurance Products

         Since 1976, the Company has developed, marketed and underwritten fixed, defined benefit accident and health insurance policies designed to be responsive to changes in (i) the characteristics and needs of the senior citizen market,
(ii) governmental regulations and governmental benefits available for this population segment and (iii) the health care and long-term care industries in general. As of December 31, 1997, approximately 91% of the Company's total annualized premiums in-force were derived from long-term care policies which include nursing home and home health care policies. The Company's other lines of insurance include (i) life insurance, (ii) Medicare supplement, (iii) blue-collar disability coverage and (iv) various accident and health policies and riders. The Company solicits input from both its independent agents and its policyholders with respect to the changing needs of its insureds. In addition, Company representatives regularly attend seminars to monitor significant trends in the industry.

         The following table sets forth, as of the dates indicated, and for each class of policies, the annualized premiums (in thousands) in-force, the percentage of total annualized premiums, the number of policies in-force, and the average premium per policy. Policies are classified by their base coverage but may include a rider for a different coverage. For example, if a policyholder purchased a home health care policy with a nursing home rider, premiums collected in connection with the nursing home rider would be included in the home health care class.

                                                                        Year ended December 31,
                                                        -----------------------------------------------------------
                                                             1995               1996                1997
                                                             ----               ----                ----
             Long term nursing home care:
                Annualized premiums                        $77,217   70.3%     $89,692   62.6%    $121,819   67.4%
                Number of policies                          53,084              60,874              78,137
                Average premium per policy                  $1,455              $1,473              $1,559
             Long term home health care:
                Annualized premiums                        $24,881   22.6%     $38,609   26.9%     $42,921   23.8%
                Number of policies                          22,967              34,594              38,553
                Average premium per policy                  $1,083              $1,116              $1,113
             Disability insurance:
                Annualized premiums                             $0    0.0%      $7,092    4.9%      $7,145    4.0%
                Number of policies                               0              16,674              46,373
                Average premium per policy                      $0                $425                $154
             Medicare supplement:
                Annualized premiums                         $3,246    3.0%      $3,206    2.2%      $4,248    2.4%
                Number of policies                           2,527               2,757               4,018
                Average premium per policy                  $1,285              $1,163              $1,057
             Life insurance:
                Annualized premiums                         $3,273    3.0%      $3,629    2.5%      $3,567    2.0%
                Number of policies                           5,270               6,112               6,262
                Average premium per policy                    $621                $594                $570
             Other insurance:
                Annualized premiums                         $1,267    1.2%      $1,163    0.8%      $1,015    0.6%
                Number of policies                           7,161               6,509               5,827
                Average premium per policy                    $177                $179                $174

             Total annualized premiums in force (1)       $109,884    100%    $143,391    100%    $180,715    100%
             Total Policies                                 91,009             127,520             179,170

------------
(1) Excludes credit life and credit accident and health insurance premiums in force. Credit insurance premiums in force are calculated as the cumulative total of one-time premiums received by the Company for policies issued for terms of up to 120 months. Credit insurance premiums in force for the years ended December 31, 1995, 1996, and 1997 were approximately $453,000, $199,000 and $180,000, respectively.

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

         As a supplement to some of its long-term care policies, the Company offers various riders providing benefits, such as an automatic annual benefit increase to help offset the effects of inflation and a return of premium option. The return of premium benefit rider provides that after a policy has been in force for ten years, the policyholder is entitled to a return of 80% of all premiums paid during the ten year period less any claims paid by the Company. If, however, claims exceed 20% of the premiums paid during the ten year period, no return of premium is made. In addition, in most states the rider provides for a pro-rata return of premium in the event of death or surrender beginning in the sixth year. The Company also offers and encourages the purchase of home health care riders to supplement its nursing home policies and nursing home riders to supplement its home health care policies.

         In the past, the Company offered numerous other riders to supplement its long-term care policies. The need, however, for many of these riders has been eliminated due to the incorporation of many of these benefits into the basic coverage under the Company's newest long-term care policies. Among the built-in benefits provided under the long-term care policies currently marketed by the Company are hospice care and adult day care benefits, survivorship benefits (in California only), and restoration of benefits. These policies also provide a yearly wellness benefit (a payment made to policyholders who have not made a claim, also available only in California), after the first year of the policy.

Long-Term Nursing Home Care. The Company's long-term nursing home care policies generally provide a fixed benefit payable during periods of nursing home confinement prescribed by a physician or necessitated by the policyholder's cognitive impairment or inability to perform two or more activities of daily living. These policies include built-in benefits for alternative plans of care, waiver of premium after 90 days of benefit payments on a claim and unlimited restoration of the policy's maximum benefit period. All levels of nursing care, including skilled, custodial (assisted living) and intermediate care, are covered and benefits continue even when the policyholder's required level of care changes. Skilled nursing care refers to professional nursing care provided by a medical professional (a doctor or registered or licensed practical nurse) located at a licensed facility which cannot be provided by a non-medical professional. Assisted living care generally refers to non-medical care which does not require professional treatment and can be provided by a non-medical professional with minimal or no training. Intermediate nursing care is designed to cover situations which would otherwise fall between skilled and assisted living care and includes situations in which an individual may require skilled assistance on a sporadic basis.

         The Company's current long-term nursing home care policies provide benefits which are payable over periods ranging from one to five years and also for lifetime coverage. These policies provide for a fixed daily benefit ranging from $40 to $250 per day. Certain of the Company's nursing home care policies provide benefits which are payable over periods ranging from six months to five years and lifetime, and from $800 to $5,000 per month of nursing home benefits. The Company's Personal Freedom policies also provide comprehensive coverage for nursing home and home health care, offering benefit "pools of coverage" ranging from $75,000 to $250,000 total coverage, as well as lifetime coverage. According to an independent study published in 1994, the average cost of nursing home care was estimated to be approximately $37,000 per year, resulting in an aggregate of more than $85,000 for the average nursing home stay of approximately 2.3 years.

Long-Term Home Health Care. The Company's home health care policies generally provide a benefit payable on an expense-incurred basis during periods of home care prescribed by a physician or necessitated by the policyholder's cognitive impairment or inability to perform two or more activities of daily living. These policies cover the services of registered nurses, licensed practical nurses, home health aides, physical therapists, speech therapists, medical social workers and other similar home health practitioners. Benefits for home health care policies currently being marketed by the Company are payable over periods ranging from six months to five years, and also covering lifetime, and provide from $40 to $160 per day of home benefits. On some home health care policies sold by the Company since 1993, pre-existing conditions disclosed on an application are not covered during the initial six months following the effective date of the policy and there is no prior hospitalization requirement. The Company's home health care policies also include built-in benefits for waiver of premium and unlimited restoration of the policy's maximum benefit period.

         In late 1994, the Company introduced its Independent Living policy. This policy provides coverage over the full term of the policy for services furnished by a homemaker or companion, including a member of the insured's family, who is not a qualified or licensed care provider ("Homemaker/Companion Services"). Homemaker/Companion Services include cooking, shopping, housekeeping and assisting the insured with such activities as laundry, correspondence, using the telephone and paying bills. Historically, only limited coverage had been provided under certain of the Company's home health care policies for Homemaker/Companion Services, typically for a period of up to 30 days per calendar year during the term of the policy. The Company's Independent Living policies covered disclosed pre-existing conditions immediately upon policy issuance.

         The Independent Living policy provides that the Company will waive the elimination period, the time at the beginning of the period during which care is provided for which no benefits are available under the policy (usually twenty days), if the insured agrees to utilize an independent care management agency ("Care Manager") referred by the Company. The Care Manager is engaged by the Company at the time a claim is submitted to prepare a written assessment of the insured's condition and to establish a written plan of care. The Company believes that the Independent Living policy, which represents a significant expansion of the benefits previously available for Homemaker/Companion Services, is the first of its kind. The Company has subsequently incorporated the use of Care Management in all of its new home health care policies.

         The most recent addition to the Company's long-term care product line is its Personal Freedom policy. This policy was first introduced during the fourth quarter of 1996 and is currently being marketed in those states in which regulatory approval has been received. This product is a comprehensive coverage policy, which combines long-term care and home health care insurance. When policyholders purchase this policy, with face value benefits ranging from $50,000 to unlimited coverage, they may then access up to the face amount of the policy for nursing home or home health care as needed subject to maximum daily limits.

Disability Insurance. The Company underwrites and markets disability income insurance entirely on an individual basis through ANIC. The various disability policies concentrate on serving working class or "blue collar" individuals or employees. The policies provide for benefit periods ranging from six months to 60 months with monthly benefit amounts ranging from $250 to $3,000. The Company also offers mortgage disability and accident only disability policies.

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

Medicare Supplement. The Company writes policies designed to provide coverage to supplement benefits available under Medicare, such as payment of deductible amounts. OBRA `90 enacted various changes in Medicare reimbursement, set more stringent standards for Medicare supplement insurance policies and required that states adopt these new standards by July 31, 1992. OBRA `90 sets forth ten federally standardized benefit plans of which the Company offers five such plans in most states. With respect to these benefit packages, companies writing Medicare supplement coverages must adopt at least the Basic Plan, which covers Medicare Part A coinsurance amounts for in-patient hospitalization (without the Part A deductible), the cost of the first three pints of blood and 20% of allowable charges under Medicare Part B. The other nine plans provide for the Basic Plan coverage in addition to more extensive benefits such as skilled nursing home coinsurance amounts, the Medicare Part A deductible, the Medicare Part B deductible, 100% of Medicare Part B Excess Charges, Foreign Travel Emergency Care, At-Home Recovery, Extended Drug Coverage and Preventive Care.

         All Medicare supplement benefit plans offered by the Company are subject to "open enrollment" and the Company is required to issue a policy to any person applying for Medicare supplement insurance within six months of becoming eligible for Medicare Part B, which generally occurs within the first six months after a person's 65th birthday.

         Because of lower profit margins associated with the Company's Medicare supplement products, the Company has gradually de-emphasized the marketing of these products. Medicare supplement premiums represented 2.4% of the Company's annualized premiums in-force for the period ended December 31, 1997.

Other Insurance. The Company also sells other insurance products including accidental death and dismemberment policies and cancer policies, of which the aggregate premiums represented 0.6% of the Company's total annualized premium in-force as of December 31, 1997.

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

Agents. The Company employs no agents directly but relies instead on relationships with independent agents and their sub-agents. In 1997, the Company's policies were marketed through approximately 8,000 producing agents. The Company provides assistance to its agents through the use of seminars, underwriting training and field representatives who consult with agents on underwriting matters, assist agents in research and accompany agents on marketing visits to current and prospective policyholders.

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

Marketing General Agents. The Company selectively utilizes marketing general agents for the purpose of recruiting independent agents and developing networks of agents in various states. The Company has a marketing general agent for the purpose of generating business for PTLIC and PTNA in various states. This marketing general agent receives an overriding commission on business written in return for recruiting, training, and motivating the independent agents. In addition, this marketing general agent functions as a general agent for PTLIC and PTNA in various states. In its capacity as marketing general agent and general agent, this agent accounted for 18%, 21% and 27% of the total premiums earned by the Company during 1995, 1996 and 1997, respectively.

General Agents. The ten independent agents accounting for the most new business premium revenue accounted for approximately 7% of the Company's new business written during 1997. No other single grouping of agents accounted for more than 10% of the Company's new premium written in 1997. No underwriting or claims processing authority has been delegated to any agents of the Company.

Group and Franchise Insurance. The Company also sells a relatively small amount of group insurance. True group insurance ("Group Insurance") may be sold by the Company through the issuance of a Group Master Policy to a group formed for purposes other than the purchase of insurance, such as an employee group, an association or a professional organization. The Group Master Policy is issued to the group and all participating members are issued certificates of insurance which describe the benefits available under the policy. Eligibility for insurance is guaranteed to all members of the group without an underwriting review on an individual basis. The Company also sells franchise insurance ("Franchise Insurance") from time to time, which is individually underwritten policies sold to an association or group. While Franchise Insurance is generally presented to an employee group, association or professional organization which endorses the insurance, the policies are issued to individual group members. Each application is underwritten and issuance of policies is not guaranteed to members of the franchise group. The Company is currently seeking to expand its Group Insurance and Franchise Insurance business and has recently enhanced its marketing efforts towards this end. The Company's management considers these areas to offer significant opportunities for sales growth.

Markets. The following chart shows premium revenues by state for each of the states where the Company does business:

                                                    Year Ended December 31,
                                Year        ------------------------------------
        State                Entered (l)       1995          1996          1997
                             -----------       ----          ----          ----
                                                   (in thousands)
        Arizona                 1988         $3,603        $5,284        $7,253
        California              1992          9,379        17,403        23,462
        Florida                 1987         33,116        38,394        43,638
        Georgia                 1990            995         1,545         1,737
        Illinois                1990          4,084         5,160         7,771
        Iowa                    1990          1,459         1,805         2,081
        Maryland                1987          1,969         2,441         2,314
        Michigan                1989          1,123         2,460         3,463
        Missouri                1990          2,540         2,673         2,809
        Nebraska                1990          1,222         1,538         2,130
        North Carolina          1990          2,046         3,074         4,334
        Ohio                    1989          2,989         3,682         4,428
        Pennsylvania            1972         19,680        22,056        24,420
        South Dakota            1990          1,487         1,845         2,269
        Texas                   1990          2,887         3,550         3,809
        Virginia                1989          7,903        10,532        12,426
        Washington              1993          1,165         2,147         2,727
        All Other States (2)                  5,843         7,063        16,610
                                           --------      --------      --------

        All States                         $102,367      $132,652      $167,681
                                           ========      ========      ========

----------
(1) Represents year in which the Company commenced sale of policies in each state.

(2) Includes all states in which premiums represented one percent or less of the Company's total premiums in 1997.

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

         Applicants for insurance must respond to detailed medical questionnaires. Physical examinations are not required for the Company's accident and health insurance policies, but medical records are frequently requested. Pre-existing conditions disclosed on the application for new long-term nursing home care and most home health care policies are covered immediately upon approval of the policy by the Company's underwriting department, while undisclosed pre-existing conditions are not covered for six months in most states and two years in certain other states. In addition, the Company's Independent Living policies immediately cover all disclosed pre-existing conditions. In the case of individual Medicare supplement policies, pre-existing conditions are generally not covered during the six month period following the effective date of the policy.

         Claims.

         All claims for policy benefits, except with respect to Medicare supplement claims, are currently processed by the Company's claims department, which includes a physician and nurses employed or retained as consultants by the Company. The Company has historically utilized third party administrators to process its Medicare supplement claims due to the typically small benefit amount per claim and the large number of claims. The processing of all disability claims is performed by ANIC.

         The Company periodically utilizes the services of unaffiliated Care Managers to review certain claims, particularly those made under home health care policies. When a claim is filed, the Company may engage the Care Manager to review the claim, including the specific health problem of the insured and the nature and extent of health care services being provided. The Care Manager assists both the Company and the insured by determining that the services provided to the insured, and the corresponding benefits paid by the Company, are appropriate under the circumstances. Under the terms of its Independent Living policy, the Company will waive the elimination period, the time at the beginning of the period during which care is provided for which no benefits are available under the policy (usually twenty days), if the insured agrees to utilize a Care Manager. The Company estimates that approximately 95% of all new home health care claims submitted in the last year have been submitted to Care Managers. The Company anticipates that this usage will continue as both its business and the need to manage effectively the processing of claims grow.

         In 1997, the Company created and staffed an in-house Care Management unit. This in-house unit conducts the full range of care management services, which were previously provided exclusively by subcontractors. The Company intends to develop this unit as it believes it can meet many of its care management needs more effectively and with less expense than by relying on third party vendors.

         Systems Operations.

         The Company operates and maintains its own computer system for all aspects of the Company's operations, including: policy issuance; billing; claims processing; commission reports; premium production by agent (state and product) and general ledger. Throughout 1997, the Company continued the installation of a new computer system, including hardware and a variety of applications software, which will enable the Company to (i) define and refine its underwriting and claims functions so that data may be analyzed more usefully, (ii) target agents and consumers more effectively and (iii) continue to manage the increasing volume of information as the Company's business grows. The Company considers an enhanced system critical to its ability to continue to provide the quality of service for which the Company has been known to its policyholders and agents. The Company is using both in-house programmers and outside consultants in installing the system, and expects the new system to be fully operational by the end of 1998.

The Company will continue to utilize its current system in an enhanced mode, until the more-efficient application is installed.

         Many computer systems are reliant upon a two-digit field in determining the year for software applications involving dates. This use of a two-digit field presents difficulty for computers and application programs in differentiating between the year 1900 and 2000. The Company is in process of replacing its computer application systems with new systems which are year 2000 compliant. The Company is also changing its current systems to a four digit date field to avoid any potential year 2000 problems prior to its conversion to new systems. The Company does not expect that year 2000 compliance will have a material impact on its financial condition or results of operations. Non-compliance could have an adverse effect on the operations of the Company.


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

         As a result of minimum loss ratio standards imposed by state regulations, the premiums charged by the Company with respect to all of its accident and health polices are subject to reduction and/or corrective measures in the event insurance regulatory agencies in states where the Company does business determine that the Company's loss ratios either have not reached or will not reach required minimum levels. See "Government Regulation".

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

         In addition, more recent long-term care products, developed as a result of regulation or market conditions, may incorporate more benefits with fewer limitations or restrictions. For instance, OBRA '90 required that Medicare supplement policies provide for guaranteed renewability and waivers of pre-existing condition coverage limitations under certain circumstances. In addition, the National Association of Insurance Commissioners ("The NAIC") has recently adopted model long-term care policy language providing nonforfeiture benefits and has proposed a rate stabilization standard for long-term care policies, either or both of which may be adopted by the states in which the Company writes policies. See "Government Regulation." The fluidity in market and regulatory forces might limit the Company's ability to rely on historical claims experience for the development of new premium rates and reserve allocations.

         The Company employs full-time actuarial support and utilizes the services of actuarial consultants (the "Actuaries"), to price insurance products and establish reserves with respect to those products. Additionally, the actuaries assist the Company in improving the documentation of its reserve methodology, a process which has resulted in certain adjustments to the Company's reserve levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview." Although management believes that the Company's reserves are adequate to cover all policy liabilities, there can be no assurance that reserves are adequate or that future claims experience will be similar to, or accurately predicted by, the Company's past or current claims experience.

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

         PTLIC and PTNA have entered into a reinsurance agreement, effective in January 1994, to cede 100% of certain life, accident and health and Medicare supplement insurance policies issued by PTLIC and PTNA to Life and Health Insurance Company of America ("Life and Health") (A.M. Best rating B-). This arrangement, known as a "fronting" arrangement, is used when one insurer wishes to take advantage of another insurer's ability to procure and issue policies. The fronting company remains liable to the policyholder, even though all of its risk is reinsured. Because of Life and Health's A.M. Best rating, PTLIC and PTNA have structured their agreement with Life and Health to require maintenance of securities in escrow for PTLIC and PTNA in an amount at least equal to their statutory reserve credit. The value of these escrowed securities, which consist of U.S. Government bonds, exceeded PTLIC's and PTNA's related statutory reserve credits as of December 31, 1997, which were approximately $459,000. The policies subject to this fronting arrangement are being marketed in six states to federal employees. Premium ceded under this agreement totaled $943,500, $882,465 and $779,162 in 1995, 1996 and 1997, respectively.

         In January 1991, PTNA entered into another fronting arrangement under which PTNA ceded 100% of certain whole life and deferred annuity policies to Provident Indemnity Life Insurance Company ("Provident

Indemnity"), (A.M. Best rating B). No new policies have been ceded under this arrangement since December 31, 1995. PTNA has structured its agreement with Provident Indemnity to require maintenance of securities in escrow for PTNA in an amount at least equal to its statutory reserve credit. The value of these escrowed securities, which consist of U.S. Government bonds, exceeds PTNA's related statutory reserve credit as of December 31, 1997 of approximately $3,700,000. The policies which are subject to this fronting agreement were intended for the funeral arrangement or "pre-need" market, and were being underwritten in 24 states (with the largest markets in California and Michigan). Total ceded life insurance in force approximated $14,169,000, $12,121,000 and $10,562,000 for 1995, 1996 and 1997, respectfully.

         Effective in October 1994, the Insurers entered into reinsurance agreements with Cologne Life Reinsurance Company (A.M. Best rating A+) with respect to their home health care policies with benefit periods exceeding 36 months. Under these reinsurance agreements, the Insurers are responsible for payment of claims during the first 36 months of the benefit period, and the reinsurer will reimburse the Insurers for 100% of all claims paid after such 36 month period. Total reserve credits taken related to this agreement as of December 31, 1997 were approximately $1,484,000. Effective January 1998, no new policies will be reinsured under this treaty.

         In May 1991, PTNA acquired a block of long-term care business under an assumption reinsurance agreement with Providentmutual Life and Annuity Company of America (formerly known as Washington Square Life Insurance Company). PTNA assumed the obligations as insurer for all policies in force as of that date. PTNA received cash totaling $1,512,300, net of $513,500 as consideration for the sale. Under this agreement, PTNA assumed a reinsurance treaty under which 66% of the premiums assumed are, in turn, ceded by PTNA to a third party reinsurer. The total accident and health premiums ceded under this treaty amounted to $1,174,792 in 1995, $1,081,380 in 1996 and $1,001,730 in 1997.

         On December 28, 1990, PTNA entered into a reinsurance agreement with Midland Mutual Life Insurance Company (A.M. Best rating A-) under which PTNA acquired approximately 3,100 nursing home policies in 22 states with an annualized premium of approximately $3,000,000. The Company recognized $1,768,467 of premium related to this acquisition in 1995, $1,661,725 in 1996 and $1,550,667 in 1997.

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

         The following table shows the composition of the debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 1997.

                                                         December 31, 1997
                                                        -------------------
         Rating                                         Amount      Percent
                                                        ------      -------
                                                          (Dollar amounts
                                                            in thousands)
         U.S. Treasury and U.S. Agency securities      $167,856      60.3%
         Aaa or AAA                                      43,888      15.8%
         Aa or AA                                        28,471      10.2%
         A                                               35,566      13.1%
         Other                                            1,367       0.5%
                                                       --------     ------
                  Total                                $278,148     100.0%
                                                       ========     ======

         As of December 31, 1997, over 92.2% of the Company's total investments were fixed income debt securities, 60.3% of which were securities of the United States Government (or its agencies or instrumentalities). The balance of the Company's investment portfolio consisted principally of publicly traded equity securities. As of December 31, 1997, substantially all of the Company's bond investment portfolio consisted of investment grade securities, with substantially 100% rated "A" or better by either Moody's Debt Rating Service or Standard and Poor's Corporation. The Company's investment policy is to purchase only U.S. Treasury securities, U.S. agency securities and investment-grade municipal and corporate securities primarily with an "A" or higher rating with the highest yield to maturity available, and to have 7% to 10% of the Company's bond investment portfolio mature each year. The Company generally buys investments maturing within two to 12 years of the date of the purchase. At December 31, 1997, the average maturity of the Company's bond investment portfolio was 5.8 years and the Company's investment portfolio contained no collateralized mortgage obligations or investments in real estate. The Company has historically limited its investments in equity securities. In 1997, the Company expanded its common stock investments to approximately 7.8% of its total investments. During March 1998, the Company sold its entire equity securities portfolio, or approximately $21,000,000 of invested assets. From this sale, the Company recognized an approximate $6,5000,000 capital gain, which is reportable in the first quarter of 1998. The Company intends to limit its common stock investments to 10% of its total investments. For additional information regarding the Company's investments, see Note 3 of the Notes to Consolidated Financial Statements.

         The following table sets forth for the periods indicated certain information concerning investment income.

 Investment Portfolio                               1995       1996       1997
                                                  --------   --------   --------
                                                      Year Ended December 31,
                                                      -----------------------
                                                   (Dollar amounts in thousands)
 Average balance of investments, cash and
   cash equivalents during the period (at cost)   $125,524   $174,422   $284,323
 Net investment income                               8,103     10,982     17,009
 Average yield on investments                         6.5%       6.3%       6.0%

         The Company's declining yield is reflective of lower market interest rates, increased equity securities investments, and increased purchases of tax-exempt investments.

         (i)  Selected Financial Information:  Statutory Basis

         The following table shows certain ratios derived from the Company's insurance regulatory filings with respect to the Company's accident and health policies presented in accordance with accounting principles prescribed or permitted by insurance regulatory authorities ("SAP"), which differ from the presentation under Generally Accepted Accounting Principles ("GAAP") and which also differ from the presentation under SAP for purposes of demonstrating compliance with statutorily mandated loss ratios. See "Government Regulation".

                                                 Year ended December 31,
                                                 -----------------------
                                           1995           1996            1997
                                           ----           ----            ----
         Loss ratio (1)                     56.1%           61.5%          70.9%
         Expense ratio (2)                  50.4            48.7           57.9
                                           -----           -----          -----
         Combined loss and expense ratio   106.5           110.2          128.8
         Persistency (3)                    77.4            79.9           83.1

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

         The Company's loss ratio rose in 1995 and continued to rise in 1996 and 1997 from the prior year's level due in part to a mandated change in reserving method wherein underwriters of long-term care products were required by the Pennsylvania Insurance Department, commencing in October 1994, to use the one-year preliminary term reserve method, instead of the two-year preliminary term method previously permitted. This change had the effect of requiring companies to establish a full annual reserve for a policy commencing at the end of the first policy year, instead of at the end of the second policy year. The increase in the persistency rate in 1997, 1996 and 1995, signifying a greater percentage of policy renewals, also caused the loss ratio to increase. This is due to the fact that as policies age, the reserves associated with such policies must be increased. In addition, the Company added approximately $12,000,000 to this reserve as a result of its reassessment of assumptions utilized in the actuarial determination of reserves for current claims liabilities and incurred but unreported liabilities for nursing home and home health care claims. The Company reviewed the assumptions underlying its reserves in connection with its recent employment of a new long-term care consulting actuary. The review encompassed certain actuarial assumptions related to the Company's products' benefit utilization and duration.

         Under SAP, costs associated with sales of new policies must be charged to earnings as incurred. Because these costs, together with required reserves, generally exceed first year premiums, statutory surplus may be reduced during periods of increasing first year sales. Through November 1994, the Company was able to expand its business from accumulation of statutory retained earnings and from proceeds received from the Company's Common Stock offering completed in December, 1989. In December 1994, PTLIC's capital position was strengthened by a $4,000,000 contribution from the Company. The capital position of the Insurers was improved further by the contribution of $14,000,000 of the net proceeds of a public offering of common stock to the capital and surplus of the Insurers during the third quarter of 1995. In October 1996, the Company contributed an additional $5,000,000 of the offering proceeds to PTNA. In December 1996, the Company contributed $20,000,000, $20,000,000 and $5,000,000 to the capital and surplus of PTLIC,
PTNA, and ANIC, respectively, from the proceeds of its $74,750,000 convertible subordinated debt offering in November 1996.

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

         (j)      A.M. Best's Rating and Standard & Poor's Rating

         The Insurers rating with A.M. Best is "B++ (very good)." A.M. Best's ratings are based on a comparative analysis of the financial condition and operating performance for the prior year of the companies rated, as determined by their publicly available reports. A.M. Best's classifications are A++ and A+ (superior), A and A- (excellent), B++ and B+ (very good), B and B-(good), C++ and C+ (fair), and C and C- (marginal), D (below minimum standards), E (under state supervision) and F (in liquidation). A.M. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors. In evaluating a company's financial and operating performance, the rating agencies review the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competency of its management. PTLIC and PTNA also have a Standard & Poor's claims paying ability rating of "A- (good)," which falls within the most secure range (AAA to BBB). ANIC is not rated by Standard & Poor's.

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

         (l)      Government Regulation

         Insurance companies are subject to supervision and regulation in all states in which they transact business. The Company is registered and approved as a holding company under the Pennsylvania Insurance Code. PTLIC and PTNA are chartered and licensed in Pennsylvania as stock life insurance companies. ANIC is chartered and licensed in Vermont as a stock accident and health insurance company. On a combined basis with its direct and indirect insurance subsidiaries, the Company is currently licensed in all states, except New York, where the Company has formed a subsidiary and is seeking approval to operate as an insurer.

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

         As part of their routine regulatory, oversight process state insurance regulators periodically conduct detailed examinations of the books, records and operations of insurers. During 1995, the Pennsylvania Department completed its examination of PTLIC and PTNA for the five year period ended December 31, 1994 and had no recommendations for either PTLIC or PTNA. During 1995, the Vermont Department completed its examination of ANIC for the three year period ended December 31, 1994 and had no material recommendations. In addition to conducting these examinations, state insurance regulatory authorities from time to time also conduct separate market conduct examinations. These examinations focus on an insurer's claims practices, policyholder complaints, policy forms, advertising practices and other marketing aspects.

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

         The NAIC has developed minimum capital and surplus requirements utilizing certain risk-based factors associated with various types of assets, credit, underwriting and other business risks. The Company did not experience any problems meeting these requirements when they took effect in 1993. As of December 31, 1997, the risk-based capital of PTLIC, PTNA and ANIC were 659% , 682%, and 329% respectively, of authorized control level capital.

         In December 1986, the NAIC adopted the Long-Term Care Insurance Model Act (the "Model Act"), which was adopted to promote the availability of long-term care insurance policies, to protect applicants for such insurance and to facilitate flexibility and innovation in the development of long-term care coverage. The Model Act establishes standards for long-term care insurance, including provisions relating to disclosure and performance standards for long-term care insurers, incontestability periods, nonforfeiture benefits, severability, penalties and administrative procedures. Model regulations were also developed by the NAIC to implement the Model Act. Some states have also adopted standards relating to agent compensation for long-term care insurance. In addition, from time to time, the federal government has considered adopting standards for long-term care insurance policies, but has not enacted any such legislation to date. The Company believes that its new policies are in compliance with the Model Act.

         States also restrict the dividends the Company's insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of the Insurers, computed according to statutory formulae. In addition, Pennsylvania law requires PTLIC and PTNA to furnish the Pennsylvania Department 30 days advance notice of any planned extraordinary dividend (any dividend paid within any twelve-month period which exceeds the greater of (i) 10% of its surplus as shown in its most recent annual statement filed with the Pennsylvania Department or (ii) its net gain from operations, after policyholder dividends and federal income taxes and before realized gains or losses, shown in such statement) and the Pennsylvania Department may refuse to allow it to pay such extraordinary dividends. Under Vermont insurance law, ANIC is also required to furnish 30 days advance written notice of an extraordinary dividend to the Vermont Department which may disapprove the dividend. Vermont law defines an extraordinary dividend as a dividend in excess of the lesser of (i) the net earnings of the company during the preceding calendar year plus net income not paid out as dividends during the prior two calendar years and (ii) 10% of the capital surplus of the company, determined as of the immediately preceding December 31.

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

         During 1993, the NAIC adopted model language that requires long-term care policies to include a nonforfeiture benefit. The mandated inclusion of a nonforfeiture benefit is intended to protect policyholders against the lapse (or cancellation) of policies without some value returned to the policyholder. Issuers of long-term care insurance policies are subject to a tax if they fail to meet certain requirements set forth in the long-term care insurance model regulations and the long-term care insurance model act as promulgated by the NAIC (January 1993). The amount of the tax is $100 per insured for each day any of the requirements are not met with respect to each qualified long-term care insurance contract. During 1994, the NAIC adopted a standard calling for "rate stabilization" of long-term care policies. Some states, such as Florida, have adopted regulations which require long-term care policies to include nonforfeiture provisions. Other states, such as California, have adopted regulations which require long-term care policies to include provisions allowing insureds to obtain protection against the effects of inflation. Adoption of nonforfeiture benefits would increase the price of long-term care policies, while rate stabilization provisions limit the Company's ability to adjust to adverse loss experiences. The Company is in compliance with all such regulations.

         In September 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996 ("the Act") which permits premiums paid for eligible long-term care insurance policies after December 31, 1996 to be treated as deductible medical expenses for the Internal Revenue Service. The deduction is limited to a specified dollar amount ranging from $200 to $2,500, with the amount of the deduction increasing with the age of the taxpayer. In order to qualify for the deduction the insurance contract must, among other things, provide for (i) limitations on pre-existing condition exclusions, (ii) prohibitions on excluding individuals from coverage based on health status, and (iii) guaranteed renewability of health insurance coverage. Although the Company intends to offer tax deductible policies, it will continue to offer a variety of non-deductible policies as well. The Company has filed long-term care policies which qualify for tax exemption under the Act in all states in which it is licensed.

         Periodically, the federal government has considered adopting a national health insurance program. Although it does not appear that the federal government will enact an omnibus health care reform law in the near future, the passage of such a program could have a material impact upon the Company's operations. In addition, legislation enacted by Congress could impact the Company's business. Among the proposals are the implementation of certain minimum consumer protection standards for inclusion in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. These proposals would also prohibit "high pressure" sales tactics in connection with long-term care insurance and would guarantee consumers access to information regarding insurers, including lapse and replacement rates for policies and the percentage of claims denied. Other pending legislation would permit premiums paid for long-term care insurance to be treated as deductible medical expenses, with the amount of the deduction increasing with the age of the taxpayer. As with any pending legislation, it is possible that any laws finally enacted will be substantially different than the current proposals. Accordingly, the Company is unable to predict the impact of any such legislation on its business and operations.

         (m)      Employees

         As of December 31, 1997, the Company had approximately 253 full-time employees (not including independent agents), 168 of whom are employed in the Company's home office. Of those employees in the Company's home office, 34 are employed in various administrative services, 28 in sales, 34 in underwriting, 18 in accounting, nine in compliance, 25 in claims, 16 in an executive capacity, and four in systems. The Company had approximately 36 full-time employees employed in the Florida field office as of December 31, 1997. Of the Florida employees, 27 are employed in underwriting and administrative services and nine are employed in marketing. As of December 31, 1997, the Company had 24 employees in its California office and had 25 employees in its Vermont office. The Company is not a party to any collective bargaining agreements and believes that its relationship with its employees is good.

         Item 2.  Properties

         The Company's principal offices in Allentown, Pennsylvania, occupy approximately 25,500 square feet of office space in a 40,000 square foot building, owned by the Company. The Company also leases additional office space in Florida and California, and owns office space in Vermont.

         The Company owns a 2.42 acre parcel of land and a warehouse, both located across the street from its home office for future use. The warehouse is currently used for storage and houses the Company's printing equipment.

         Item 3.  Legal Proceedings

         The Insurers are parties to various lawsuits generally arising in the normal course of business. The Company does not believe that the eventual outcome of any such suit will have a material effect on its financial condition or results of operations.

         Item 4.  Submission of Matters to a Vote of Security Holders

                  No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of security holders.

                                     PART II

         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Common Stock of the Company is traded in the over-the-counter market and is included on the NASDAQ Stock Market ("NASDAQ") under the symbol PTAC. The transfer agent and registrar for the Company's Common Stock is First Union National Bank of Charlotte, North Carolina.

         As of March 19, 1998 the Company had 7,795,996 shares of Common Stock outstanding, held by approximately 429 stockholders of record. This latter number was derived from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

         The range of high and low sale prices, as reported by NASDAQ, for the Company's Common Stock for the periods indicated below, is as follows:

                                                       High               Low
                                                       ----               ---
         1996
                  First Quarter                        19                 15 1/4
                  Second Quarter                       21 1/2             18 1/2
                  Third Quarter                        24 3/4             17
                  Fourth Quarter                       26                 22 1/2
         1997
                  First Quarter                        29 1/2             24 3/4
                  Second Quarter                       30 7/8             23 7/8
                  Third Quarter                        35 1/2             29 1/2
                  Fourth Quarter                       34 1/2             28 3/4

         The Company has never paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future. It is the present intention of the Company to retain any future earnings to support the continued growth of the Company's business. Any future payment of dividends by the Company is subject to the discretion of the Board of Directors and is dependent, in part, on any dividends it may receive as the sole shareholder of PTLIC, ANIC and the Agency, and which PTLIC may in turn receive as the sole shareholder of PTNA. The payment of dividends by PTLIC, ANIC and PTNA, respectively, is in turn dependent on a number of factors, including their respective earnings and financial condition, business needs and capital and surplus requirements, and is also subject to certain regulatory restrictions and the effect that such payment would have on their ratings by A.M. Best Company and Standard & Poor's.

         Item 6.  Selected Financial Data

         The following selected consolidated statement of operations data and balance sheet data of the Company as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997, have been derived from the Consolidated GAAP Financial Statements of the Company, which have been audited by Coopers and Lybrand L.L.P., independent accountants.

                                                            Year Ended December 31,
                                      -----------------------------------------------------------------
                                        1993          1994          1995          1996          1997
                                      ---------     ---------     ---------     ---------     ---------
                                                (in thousands, except per share data and ratios)
Statement of Operations Data:
Revenues:
Accident and health:
   First year premiums                $  25,836     $  26,968     $  36,770     $  46,346     $  55,348
   Renewal premiums                      43,615        52,237        62,402        80,311       108,794
Life:
   First year premiums                      361         2,149         1,701         1,457         1,056
   Renewal premiums                         169           481         1,494         2,077         2,483
                                      ---------     ---------     ---------     ---------     ---------
Total premiums                           69,981        81,835       102,367       130,192       167,681
Investment income, net                    4,979         5,946         8,103        10,982        17,009
Net realized gains (losses)                 182             8            46            20         1,417
Other income                                321           305           347           342           417
                                      ---------     ---------     ---------     ---------     ---------
   Total revenues                        75,463        88,094       110,863       141,536       186,524

Benefits and expenses:
Benefits to policyhholders               40,829        48,757        64,879        83,993       123,865
First year commissions                   16,722        19,365        26,223        30,772        37,834
Renewal commissions                       7,060         7,866        10,128        12,533        17,406
Net acquisition costs deferred (2)       (6,640)       (7,643)      (15,303)      (19,043)      (28,294)
General and administrative expenses       9,350        10,262        12,171        15,648        20,614
Interest expense                            184           162           327           625         4,804
                                      ---------     ---------     ---------     ---------     ---------
   Total benefits and expenses           67,505        78,769        98,425       124,529       176,230
                                      ---------     ---------     ---------     ---------     ---------

Income before federal income taxes        7,958         9,325        12,438        17,008        10,294
Provision for federal income taxes        2,137         2,562         3,609         4,847         2,695
                                      ---------     ---------     ---------     ---------     ---------

Net income                            $   5,821     $   6,763     $   8,829     $  12,161     $   7,599
                                      =========     =========     =========     =========     =========

Basic earnings per share (1)          $    1.24     $    1.45     $    1.53     $    1.70     $    1.01
                                      =========     =========     =========     =========     =========
Diluted earnings per share (1)        $    1.24     $    1.44     $    1.51     $    1.66     $    0.98
                                      =========     =========     =========     =========     =========
Weighted average shares outstanding (3)   4,689         4,669         5,772         7,165         7,540
Diluted shares outstanding (1)            4,697         4,687         5,842         7,528         7,758

GAAP Ratios:
Loss ratios                                58.3%         59.5%         63.4%         64.5%         73.9%
Expense ratio                              38.1%         36.7%         32.8%         31.1%         31.2%
                                      ---------     ---------     ---------     ---------     ---------
Total                                      96.4%         96.2%         96.2%         95.6%        105.1%
                                      =========     =========     =========     =========     =========

Selected Statutory Data:
Net premiums written                  $  69,898     $  81,878     $ 102,145     $ 133,950     $ 167,403
Statutory surplus (beginning of
   period)                            $  12,301     $  17,256     $  21,067     $  38,148     $  81,795
Ratio of net premiums written to
   statutory surplus                       5.7x          4.7x          4.8x          3.5x          2.0x
Balance Sheet Data:
Total investments                     $  77,891     $  91,490     $ 144,928     $ 212,662     $ 301,786
Total assets                            136,948       164,346       237,744       386,768       465,770
Total debt                                2,516         6,372         2,206        77,115        76,752
Total liabilities                        85,599       108,903       140,637       267,861       333,015
Shareholders' equity (4)                 51,349        55,444        97,107       118,907       132,775
Book value per share (3)(4)           $   11.00     $   11.87     $   13.93     $   15.83     $   17.53

(1) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires retroactive restatement of basic and diluted earnings per share.

(2) For a discussion of policy acquisition costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(3) Adjusted to give effect to a 50% stock dividend on the Common Stock declared on April 19, 1995, payable to shareholders of record on May 3, 1995 and distributed on May 15, 1995.

(4) The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on
January 1, 1994. For a discussion of the impact of this change on shareholders' equity, see "Management's Discussion and Analysis of Financial
Condition-Liquidity and Capital Resources."

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth the components of the Company's condensed statements of operations for the years ended December 31, 1995, 1996 and 1997, expressed as a percentage of total revenues.

                                                   Year Ended December 31,
                                                ------------------------------
                                                1995        1996        1997
                                                -----       -----       -----
   Statement of Operations Data:
   Revenues:
   Accident and health:
      First year premiums                        33.2%       32.7%       29.7%
      Renewal premiums                           56.3%       56.7%       58.3%
   Life:
      First year premiums                         1.5%        1.0%        0.6%
      Renewal premiums                            1.3%        1.5%        1.3%
                                                -----       -----       -----
   Total premiums                                92.3%       91.9%       89.9%
   Investment income, net                         7.4%        7.9%        9.1%
   Net realized gains (losses)                    0.0%        0.0%        0.8%
   Other income                                   0.3%        0.2%        0.2%
                                                -----       -----       -----
      Total revenues                            100.0%      100.0%      100.0%

   Benefits and expenses:
   Benefits to policyholders                     58.5%       59.3%       66.4%
   First year commissions                        23.7%       21.7%       20.3%
   Renewal commissions                            9.1%        8.9%        9.3%
   Net policy acquisition costs deferred        -13.8%      -13.5%      -15.2%
   General and administrative expense            11.0%       11.1%       11.1%
   Interest expense                               0.3%        0.4%        2.6%
                                                -----       -----       -----
      Total benefits and expenses                88.8%       88.0%       94.5%
                                                -----       -----       -----

   Income before federal income taxes            11.2%       12.0%        5.5%
   Provision for federal income taxes             3.2%        3.4%        1.4%
                                                -----       -----       -----

   Net income                                     8.0%        8.6%        4.1%
                                                =====       =====       =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company develops and markets insurance products primarily designed for individuals age 65 and over. The Company's principal products are individual fixed, defined benefit accident and health insurance policies which consist of nursing home care, home health care, Medicare supplement and long-term disability insurance. The Company's underwriting practices rely upon the base of experience which it has developed over twenty years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, the Company has encouraged the purchase of both nursing home care and home health care coverage, and has introduced new life insurance products as well, thus providing policyholders with enhanced protection while broadening the Company's policy base. In late 1996, the Company introduced its Personal Freedom Plan and Assisted Living Plan. Both plans are designed to provide comprehensive nursing home and home health care coverage. Long-term nursing home care and home health care policies accounted for approximately 91% of the Company's total annualized premiums in force as of December 31, 1997 and approximately 82% of its consolidated revenues for 1997.

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

The number of years a policy has been in effect. Claims costs tend to be higher on policies which have been in force for a longer period of time. As the policy ages, it is more likely that the insured will have need for services covered by the policy. However, the longer the policy is in effect, the more premium the Company will receive.

Investment income. The Company's investment portfolio consists primarily of high-grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the longevity of the Company's investment portfolio duration (approximately 4 years), investment interest income does not immediately reflect changes in market interest rates. However, the Company is susceptible to changes in market rates when cash flows from maturing investments are reinvested at prevailing market rates. As of December 31,

1997, approximately 7.8% of the Company's invested assets were committed to high quality large capitalization common stocks. During March, 1998, the Company sold its entire equity securities portfolio, or approximately $21,000,000 of invested assets. From this sale, the Company recognized an approximate $6,500,000 capital gain, which will be included in its first quarter 1998 results.

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

Results of Operations

Quarterly Data

         The unaudited quarterly data for the Company for each quarter of 1996 and 1997 have been derived from unaudited financial statements and include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of the Company's future results of operations.

         The following table presents unaudited quarterly data for the Company for each quarter of 1996 and 1997.

                                                                         1996
                                               --------------------------------------------------------
                                                 First          Second          Third          Fourth
                                                Quarter         Quarter        Quarter         Quarter
                                                -------         -------        -------         -------
                                                   (in thousands, except per share data and ratios)
Accident and health premiums                   $ 29,524        $ 31,344        $ 31,511        $ 34,279
Life premiums                                       946             866             874             848
     Total premiums                              30,470          32,210          32,385          35,127
Investment income, net                            2,386           2,505           2,602           3,489
Net realized capital gains and losses and
     other income                                   137             137              88               0
     Total revenues                              32,993          34,853          35,075          38,616
Benefits to policyholders                        19,787          21,832          20,161          22,213
Commissions & expenses                           13,493          14,171          14,509          16,780

Net policy acquisition costs deferred            (4,170)         (5,303)         (4,054)         (5,516)
     Net income                                $  2,693        $  2,883        $  3,098        $  3,487
     Net income per share (basic)              $   0.39        $   0.41        $   0.43        $   0.46

GAAP loss ratio                                    64.9%           67.8%           62.3%           63.2%

GAAP expense ratio                                 30.7            27.6            32.4            33.5
     Total                                         95.6%           95.4%           94.7%           96.7%

                                                                        1997
                                               --------------------------------------------------------
                                                 First          Second          Third          Fourth
                                                Quarter         Quarter        Quarter         Quarter
                                                -------         -------        -------         -------
                                                   (in thousands, except per share data and ratios)
Accident and health premiums                   $ 38,816        $ 40,081        $ 41,533        $ 43,712
Life premiums                                       894             981             908             756
     Total premiums                              39,710          41,062          42,441          44,468
Investment income, net                            3,893           4,103           4,585           4,428
Net realized capital gains and losses and
     other income                                 128.8             212             900           593.3
     Total revenues                              43,732          45,377          47,926          49,489
Benefits to policyholders                        25,303          31,556          29,510          37,495
Commissions & expenses                           17,874          18,624          19,491          19,865

Net policy acquisition costs deferred            (5,492)        (11,282)         (8,187)         (3,333)
     Net income                                $  3,448        $  3,730        $  4,173        ($ 3,749)
     Net income per share (basic)              $   0.46        $   0.50        $   0.55          -$0.50

GAAP loss ratio                                    63.7%           76.8%           69.5%           84.3%

GAAP expense ratio                                 34.2            20.8            29.4            39.9
     Total                                         97.9%           97.6%           98.9%          124.2%

Twelve Months Ended December 31, 1997 and 1996

Accident and Health Premiums. First year accident and health premiums earned by the Company, excluding the contribution of ANIC, in the twelve month period ended December 31, 1997, increased 22.8% to $54,135,630, compared to $44,071,649 in 1996. First year long-term care premiums in 1997 increased 21.3% to $52,747,317, compared to $43,478,707 in 1996. The Company attributes its growth to continued improvements in product offerings, which competitively meet the needs of the long term care marketplace. In addition, the Company actively recruits and trains agents to sell its products. Management believes that it is no longer relevant to measure separate growth for nursing home and home health care policies given the Company's sale of comprehensive coverage plans and plans with attached riders. First year Medicare supplement premiums earned by the Company in 1997 increased to $1,388,313 from $592,083 in 1996. The Company uses Medicare supplement products as a marketing tool to compliment its other long-term care offerings.

         Renewal accident and health premiums earned by the Company in 1997 increased 28.5% to $103,184,695, compared to $80,311,319 in 1996. Renewal long-term care premiums in 1997 increased 29.5% to $100,673,867, compared to $77,734,271 in 1996. This increase reflects higher persistency and growth of in-force premiums. Renewal Medicare supplement premiums earned by the Company in 1997 decreased 2.6% to $2,510,828, compared to $2,577,048 in 1996. This trend is consistent with the Company's decision not to actively pursue Medicare supplement business.

         In addition, ANIC, which the Company acquired on August 30, 1996, generated accident and health premiums, comprised primarily of long-term disability coverage, of $6,821,784 during 1997, up from $2,274,442 recognized in 1996. Due to the accounting of the ANIC acquisition as a purchase, only four months of 1996 income and expense were recognized by the Company.

Life Premiums. First year life premiums earned by the Company decreased 27.5% to $1,055,873, in 1997, compared to $1,457,044 in 1996. The Company's life business has remained stable as the Company is focusing its marketing efforts on its long-term care products. Renewal life premiums in 1997 increased to $2,482,542, compared to $2,077,325 in 1996. This increase was primarily the result of renewals of first-year policies written in 1996.

Net Investment Income. Net investment income earned by the Company for 1997 increased 54.9% to $17,008,955 from $10,982,131 for 1996. This increase was primarily the result of growth in the Company's investment assets due to continued premium growth, and additional funds of approximately $72,000,000 obtained from the issuance of convertible debt late in 1996. The Company recognized $1,416,659, of capital gains in 1997 due primarily to its desire to bolster investment earnings, which are reduced by the Company's investments in equity securities. Fixed income levels are lower from dividends received rather than interest from bonds. During March 1998, the Company sold its entire equity securities portfolio, or approximately $21,000,000 of invested assets. From this sale, the Company recognized an approximate $6,5000,000 capital gain, which is reportable in the first quarter of 1998.

Benefits to Policyholders. Benefits to policyholders in 1997 increased 47.5% to $123,865,143, compared to $83,993,132 in 1996, including ANIC expenses of $2,846,272. Accident and health benefits to policyholders in 1997 increased 45.3% to $118,942,408 compared to $81,860,045 in 1996. The Company's accident and health loss ratio was 75.6% in 1997, compared to 64.9% in 1996. The increase in the Company's loss ratio is attributable in part to the impact of improved persistancy upon the reserves held for future anticipated losses. In addition, the Company added approximately $12,000,000 to this reserve as a result of its reassessment of assumptions utilized in the actuarial determination of reserves for current claims liabilities and incurred but unreported liabilities for nursing home and home health care claims. The Company reviewed the assumptions underlying its reserves in connection with its recent employment of a new long-term care consulting actuary. The review encompassed certain actuarial assumptions related to the Company's products' benefit utilization and duration. During 1997, expenses for care management services of approximately $1,041,000 were classified as benefits to policyholders. The Company utilizes care management services in order to attempt to reduce overall claims expense. In 1996, the Company included approximately $450,000 of care management expenses as general and administrative expenses. Had this expense been classified as benefits to policyholders during 1996, the total 1996 loss ratio would have increased by
 .35% of premiums to 64.9%. The ANIC loss ratio was 41.7% in 1997 and 47.4% in 1996.

         Life benefits to policyholders, including paid claims and reserve increases, in 1997 decreased to $2,076,463, compared to $2,133,087 for 1996. The life loss ratio was 58.7% in 1997, compared to 60.4% in 1996.

Commissions. Commissions to agents increased 27.6% to $55,240,438 in 1997 compared to $43,305,148 in 1996. Included are ANIC commissions on long-term disability policies, which generated $1,251,476 of expenses in 1997.

         First year commissions on accident and health business in 1997, excluding ANIC, increased 23.9% to $36,240,021, compared to $29,243,102 in 1996, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 66.9% in 1997 and 66.4% in 1996. First year commissions on life business in 1997 decreased 18.9% to $878,961, compared to $1,083,892 in 1996, directly reflecting the Company's reduction in first year life premiums. The ratio of first year life commissions to first year life premiums was 83.2% in 1997 compared to 74.4% in 1996 due to an increase in single premium policies sold.

         Renewal commissions on accident and health business in 1997 increased 34.7% to $16,580,473, compared to $12,312,521 in 1996, remaining consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 16.1% in 1997 and 15.4% in 1996. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the producing agents.

Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in 1997 increased 48.6% to $28,294,358 compared to $19,042,509 in 1996, primarily due to an increase in policyholder persistency used in the establishment of deferred acquisition cost reserve factors. The result of higher persistency incorporated into reserve factors is lengthier amortization of expenses and reduced net expenses in earlier periods. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. The deferral of policy acquisition costs has remained consistent with the growth of premiums, and the growth in amortization of policy acquisition costs has been modified by improved persistency.

General and Administrative Expenses. General and administrative expenses in 1997 increased 31.7% to $20,613,908, compared to $15,647,715 in 1996. ANIC expenses accounted for $2,317,068 in 1997, which includes the amortization of goodwill and the present value of future profits. In addition, the Company recognized approximately $400,000 in non-recurring settlement charges in 1997 due to the consolidation of certain ANIC operations at the Company headquarters. The settlement charges stemmed from severance costs, contract terminations and movement of operations. General and administrative expenses, excluding goodwill and convertible debt cost amortization, as a percentage of revenues were 11.9% in 1997, compared to 12.5% in 1996, which is due in part to the inclusion of approximately $450,000 of care management expenses in general and administrative expense in 1996 (.39% of premiums). Economies of scale achieved in 1997 were offset by ANIC consolidation charges and additional actuarial, compliance and legal fees associated with the duplicate filings of tax qualified plans in many states.

Net Income. Net income of $7,598,580 (including a contribution of $2,013,569 from ANIC) for 1997 was $4,561,767 or 37.5% below 1996 income of $12,160,347.
Net income includes income tax provisions of $2,695,435 and $4,847,000, for the 1997 and 1996 periods, respectively. Income before federal income taxes decreased in 1997 by $6,713,332 or 39.5% to $10,294,015. This decrease was primarily attributable to the addition of approximately $12,000,000 to the Company's pending claim reserves as discussed in "Benefits to Policyholders." The Company made a 1997 provision for federal income taxes of $2,695,435 reflecting an effective rate of 26.2%, as compared to an effective 1996 tax rate of 28.5%.

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

Benefits to Policyholders. Benefits to policyholders in 1996 increased 29.5% to $83,993,132, including ANIC expenses of $1,078,073, compared to $64,879,275 in 1995. Accident and health benefits to policyholders in 1996 increased 29.6% to $81,860,045 compared to $63,175,068 in 1995. The Company's accident and health loss ratio was 64.9% in 1996, compared to 63.7% in 1995. This increase in loss ratio was due, in part, to the increase in premium and policies of the Company's Independent Living policy which is reserved for at a higher rate, and also to improved persistency. In addition, management believes that claims were reported more quickly throughout 1996 due to the Company's offer to waive a policy elimination period if the insured agreed to utilize a Care Manager. See "Business-Claims." Management believes that this acceleration of reported claims was completely recognized by the end of 1996. During 1996, expenses for care management services of approximately $450,000 were classified as general and administrative expenses. The Company utilizes care management services in order to reduce overall claims expense. Had this expense been classified as Benefits to Policyholders, the total 1996 loss ratio would have increased by .35% of premiums to 64.9% compared to 63.4% in 1995.

         Life benefits to policyholders in 1996 increased to $2,133,087, compared to $1,704,207 for 1995. The life loss ratio was 60.4% in 1996, compared to 53.3% in 1995. This increase relates to the maturing of the life products that the Company first introduced in 1993.

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

General and Administrative Expenses. General and administrative expenses in 1996 increased 28.6% to $15,647,715, compared to $12,170,913 in 1995. ANIC expenses accounted for $928,385 in 1996, which includes the amortization of goodwill and the present value of future profits. Without the ANIC increase in expenses, general and administrative costs would have increased 20.9%. This amount also includes an additional $450,000 of care management charges, which will be reported as policyholder benefits in subsequent years. General and administrative expenses as a percentage of revenues were 11.1% in 1996, compared to 11.0% in 1995, which is due to the additional costs of ANIC and care management.

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

New Accounting Principles

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share, and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 prescribes that for all financial statements with effective dates after December 31, 1997, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share, and these amounts are required to be shown on the face of the income statement. Prior year per share amounts must also be restated if applicable. Basic earnings per share for 1995 and 1996 are unaffected by this change, however, diluted earnings per share are reported for 1995, which was not previously reported. Also, diluted earnings per share for 1996 is increased $.02 from previously reported fully diluted earnings per share due to the use of the average market price of Company shares in utilizing the treasury stock methodology to account for the dilutive nature of outstanding stock options.

         SFAS 128, however, prescribes that if the components of diluted earnings per share are anti-dilutive, then diluted earnings per share will not differ from basic earnings per share. In 1997, the Company reported basic and diluted earnings per share of $1.01 and $.98, respectively. Since the exclusion of the impact of interest expense from the Company's convertible debt would be anti-dilutive, the future anticipated conversion of the debt into additional shares is not included in the calculation of diluted earnings per share. The Company anticipates that approximately 2,600,000 additional shares will be issued in the future for the conversion of debt. However, the Company also expects that approximately $3,550,000 of annual after-tax interest expense due to this convertible debt would be excluded from the diluted earnings per share calculation.

         The FASB recently issued Statement 130, "Reporting Comprehensive Income," which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, Statement 130 requires that an amount representing total comprehensive income be reported for fiscal years beginning after December 15, 1997.

Restatement for earlier years is required for comparative purposes. The Company anticipates no material effect on its financial condition or results of operations due to the adoption of Statement 130.

         The FASB also issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement, which supersedes Statement 14, Financial Reporting for Segments of a Business Enterprise, changes the way public companies report information about segments. The Statement, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for periods beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. Statement 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. The Company believes that the adoption of Statement 131 will not have a material impact on its financial condition or results of operations.

         In 1998, the FASB issued Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers disclosures about pension and other postretirement benefits. The Company expects that the adoption of Statement 132 will have no material impact on its financial condition or results of operations.

         Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) was issued by the American Institute of Certified Public Accountants in December 1997 and provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund assessments and guidance for measuring the liability. The statement is effective for 1999 financial statements with early adoption permitted. The Company does not expect adoption of this statement to have a material effect on its financial position or results of operations.

Impact of the Year 2000 on Information Systems.

         Many computer systems are reliant upon a two-digit field in determining the year for software applications involving dates. This use of a two-digit field presents difficulty for computers and application programs in differentiating between the year 1900 and 2000. The Company is in process of replacing its computer application systems with new systems which are year 2000 compliant. The Company is also changing its current systems to a four digit date field to avoid any potential year 2000 problems prior to its conversion to new systems. The Company does not expect that year 2000 compliance will have a material impact on its financial condition or results of operations. Non-compliance could have an adverse effect on the operations of the Company.

Liquidity and Capital Resources

         The Company's consolidated liquidity requirements have historically been created and met from the operations of its insurance subsidiaries. The Company's primary sources of cash are premiums, investment income and maturities of investments. The Company has provided, and may continue to provide, cash through public offerings of its common stock, capital markets activities or debt instruments. The primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

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

         The Company's cash flows are attributable to cash provided by operations, cash used in investing, and cash provided by financing. The Company's cash decreased by approximately $40,000,000 in 1997 primarily due to the purchase of approximately $134,000,000 in bonds, which more than offset cash from operations and approximately $44,000,000 in proceeds from the sale of bonds. The major provider of cash from operations was additions to reserves of approximately $59,000,000 in 1997.

         Cash increased in 1996 by approximately $43,000,000, which was primarily due to approximately $72,000,000 in proceeds from the Company's convertible debt issuance. This increase, coupled with approximately $31,000,000 provided by operations, was more than sufficient to provide for approximately $93,000,000 of bond and equity purchases in 1996.

         Cash increased in 1995 by approximately $2,000,000, primarily due to approximately $26,000,000 provided by the Company's common stock offering. These funds and cash from operations of approximately $24,000,000 were used to purchase approximately $54,000,000 in bonds.

         The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. At December 31, 1997, the average maturity of the Company's bond portfolio was 5.8 years, and its market value represented approximately 102.5% of its cost, with a current unrealized gain of $6,832,967. Its equity portfolio exceeded cost by $5,042,112 at December 31, 1997. The Company's equity portfolio exceeded cost by $1,604,604 in 1996 and $503,083 in 1995. On December 31, 1996, the average maturity of the Company's bond portfolio was 5.3 years, and its market value exceeded its cost by approximately $1,821,387 or .9% of its cost. On December 31, 1995, the average maturity of the Company's portfolio was 6.4 years and its market value exceeded cost by 4.1% or approximately $5,643,000.

         In July 1995, the Company consummated a public offering of 2,300,000 shares of common stock, from which it realized net proceeds of approximately $22,000,000, including the proceeds from the exercise of the underwriters' over-allotment option.

          As of December 31, 1997, shareholders' equity was increased by $7,837,550 due to unrealized gains of $11,875,079 in the investment portfolio. As of December 31, 1996, shareholders' equity was increased by $2,261,154 due to unrealized gains of $3,425,991 in the investment portfolio. As of December 31, 1995, shareholders' equity was increased by $4,055,788 due to unrealized gains of $6,145,649 in the investment portfolio.

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

         The capital position of PTLIC and PTNA was improved by the contribution of $14,000,000 of the net proceeds of the public offering in 1995 to the capital and surplus of PTLIC and PTNA during the third quarter of 1995. In November 1996, the Company contributed an additional $5,000,000 of the net proceeds of the public offering in July 1995 to PTNA. In December, 1996, the Company contributed $20,000,000, $20,000,000, and $5,000,000 to the surplus of PTLIC,
PTNA and ANIC, respectively, from the proceeds of the convertible subordinated debt. The remaining funds were retained at the parent level in order to service the future interest payments on the debt. The Company believes that its insurance subsidiaries' capital and surplus presently meet or exceed the requirements in all jurisdictions in which they are licensed.

         The Company consists of the Insurers and a non-insurer parent company, Penn Treaty American Corporation ("the Parent"). The Parent directly or indirectly controls 100% of the voting stock of the subsidiary insurers. In the event the Parent is unable to meet its financial obligations, becomes insolvent, or discontinues operations, the Insurers' financial condition and results of operations could be materially affected.

         The Parent currently has the obligation of making semi-annual interest payments attributable to the Company's convertible debt. In that the dividend ability of the subsidiaries is restricted, the Parent must rely on its own liquidity and cash flows to make all required interest installments. Management believes that the Parent holds sufficient liquid funds to meet its obligations for the foreseeable future.

         The Company's continued growth is dependent upon its ability to (i) continue marketing efforts to expand its historical markets, (ii) continue to expand its network of agents and effectively market its products in states where its insurance subsidiaries are currently licensed and (iii) fund such marketing and expansion while at the same time maintaining minimum statutory levels of capital and surplus required to support such growth. Management believes that the funds necessary to accomplish the foregoing, including funds required to maintain adequate levels of statutory surplus in the Company's insurance subsidiaries can be met for the foreseeable future by funds generated from its most recent stock offering, the Company's issuance of convertible subordinated debt and from operations.

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

          SOME OF THE INFORMATION PRESENTED IN THIS FILING CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SEUCRITIES LITIGATION REFORM ACT OF 1995. ALTHOUGH THE COMPANY BELEIVES THAT ITS EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS WITHIN THE BOUNDS OF ITS KNOWLEDGE OF ITS BUSINESS AND OPERATIONS, THERE CAN BE NO ASSURANCE THAT ACTUAL RESULTS OF
THE COMPANY'S OPERATIONS WILL NOT DIFFER MATERIALLY FROM ITS EXPECTATIONS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER FROM EXPECTATIONS INCLUDE, AMONG OTHERS, THE ADEQUACY OF THE COMPANY'S LOSS RESERVES, THE COMPANY'S ABILITY TO QUALIFY NEW INSURANCE PRODUCTS, THE COMPANY'S ABILITY TO COMPLY WITH GOVERNMENT REGULATIONS, THE ABILITY OF SENIOR CITIZENS TO PURCHASE THE COMPANY'S PRODUCTS IN LIGHT OF THE INCREASING COSTS OF HEALTH CARE AND THE COMPANY'S ABILITY TO EXPAND ITS NETWORK OF PRODUCTIVE INDEPENDENT AGENTS.

Item 7A. Quantatative and Qualitative Disclosures Amount Market Risks

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       Pages
                                                                       -----

Report of Independent Accountants                                       F-2

Financial Statements:
     Consolidated Balance Sheets as of December 31,
             1997 and 1996                                              F-3

     Consolidated Statements of Operations for the
             years ended December 31, 1997, 1996 and 1995               F-4

     Consolidated Statements of Changes in Shareholders'
             Equity for the years ended December 31, 1997,
             1996 and 1995                                              F-5

     Consolidated Statements of Cash Flows for the
             years ended December 31, 1997, 1996 and 1995               F-6

     Notes to Consolidated Financial Statements                       F-7-F-24

                        Report of Independent Accountants



To the Board of Directors of Penn Treaty American Corporation
Allentown, Pennsylvania

We have audited the accompanying consolidated balance sheets of Penn Treaty American Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penn Treaty American Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 11, 1998

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        as of December 31, 1997 and 1996

                                                                        1997             1996
                                                                        ----             ----
                                 ASSETS
Investments:
  Bonds, available for sale at market,
    (amortized cost $271,315,125 and
    $199,508,579, respectively)                                     $ 278,148,092    $ 201,329,966
  Equity securities at market value, (cost of
    $18,511,470 and $9,642,912, respectively)                          23,553,582       11,247,516
  Policy loans                                                             84,757           84,232
                                                                    -------------    -------------
    Total investments                                                 301,786,431      212,661,714
Cash and cash equivalents                                              11,240,925       51,612,067
Property and equipment, at cost, less accumulated depreciation of
  $2,399,107 and $2,205,407, respectively                               8,752,509        8,092,028
Unamortized deferred policy acquisition costs                         110,470,626       82,176,268
Receivables from agents, less allowance for
  uncollectable amounts of $130,000 and $231,000, respectively          1,106,908        1,543,382
Accrued investment income                                               4,112,114        3,581,077
Federal income tax recoverable                                          1,181,709          175,219
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $715,913 and $389,203, respectively       6,661,630        6,042,786
Present value of future profits acquired                                3,596,667        4,011,668
Receivable from reinsurers                                             10,542,275       10,105,654
Other assets                                                            6,318,292        6,766,129
                                                                    -------------    -------------
    Total assets                                                    $ 465,770,086    $ 386,767,992
                                                                    =============    =============
                               LIABILITIES
Policy reserves:
  Accident and health                                               $ 139,962,685    $ 101,119,912
  Life                                                                  8,116,565        8,523,267
Policy and contract claims                                             78,141,574       57,539,380
Accounts payable and other liabilities                                  6,192,353        4,768,441
Long-term debt                                                         76,752,063       77,114,592
Deferred income taxes                                                  23,849,502       18,795,316
                                                                    -------------    -------------
    Total liabilities                                                 333,014,742      267,860,908
                                                                    -------------    -------------
Commitments and contingencies (Note 10)

                          SHAREHOLDERS' EQUITY

Preferred stock, par value $1.00; 5,000,000                                    --               --
  shares authorized, none outstanding
Common stock, par value $.10; 25,000,000 and 10,000,000
  shares authorized,  8,177,529 and 8,116,464 shares issued               817,752          811,646
Additional paid-in capital                                             53,194,134       52,526,956
Net unrealized appreciation of securities                               7,837,550        2,261,154
Retained earnings                                                      72,611,782       65,013,202
                                                                    -------------    -------------
                                                                      134,461,218      120,612,958
Less 605,629 common shares held in treasury, at cost                   (1,705,874)      (1,705,874)
                                                                    -------------    -------------
                                                                      132,755,344      118,907,084
                                                                    -------------    -------------
    Total liabilities and shareholders' equity                      $ 465,770,086    $ 386,767,992
                                                                    =============    =============

          See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
              for the years ended December 31, 1997, 1996 and 1995


                                                        1997                1996               1995
                                                        ----                ----               ----
Revenue:
  Accident and health premiums                     $ 164,142,109       $ 126,657,410       $  99,171,903
  Life premiums                                        3,538,415           3,534,369           3,194,702
                                                   -------------       -------------       -------------
                                                     167,680,524         130,191,779         102,366,605

  Net investment income                               17,008,955          10,982,131           8,102,809
  Net realized capital gains                           1,416,659              19,960              46,431
  Other income                                           416,935             342,388             347,113
                                                   -------------       -------------       -------------
                                                     186,523,073         141,536,258         110,862,958
Benefits and expenses:
  Benefits to policyholders                          123,865,143          83,993,132          64,879,275
  Commissions                                         55,240,438          43,305,148          36,351,140
  Net policy acquisition costs  deferred             (28,294,358)        (19,042,509)        (15,303,161)
  General and administrative expenses                 20,613,908          15,647,715          12,170,913
  Interest expense                                     4,803,927             625,425             326,908
                                                   -------------       -------------       -------------
                                                     176,229,058         124,528,911          98,425,075
                                                   -------------       -------------       -------------

Income before federal income taxes                    10,294,015          17,007,347          12,437,883
Provision for federal income taxes                     2,695,435           4,847,000           3,609,000
                                                   -------------       -------------       -------------
    Net Income                                     $   7,598,580       $  12,160,347       $   8,828,883
                                                   =====================================================

Basic earnings per share                           $        1.01       $        1.70       $        1.53
Diluted earnings per share                         $        0.98       $        1.66       $        1.51


Weighted average number of shares outstanding          7,540,354           7,164,782           5,771,558
Weighted average number of shares outstanding
      (Diluted)                                        7,757,936           7,528,071           5,841,901


          See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

                                                                         Unrealized
                                                                        Appreciation
                                                                       (Depreciation)
                                      Common Stock        Additional       Net of                                       Total
                                 -----------------------   Paid-In        Deferred       Retained      Treasury     Shareholders'
                                   Shares     Amount       Capital          Taxes        Earnings        Stock         Equity
                                   ------     ------       -------          -----        --------        -----         ------
Balance, December 31, 1994        5,276,913   $ 527,691   $ 15,311,594    $ (2,713,842)  $44,023,972  $(1,705,874)    $ 55,443,541

Net income                                                                                 8,828,883                     8,828,883
Proceeds from public offering     2,300,000     230,000     25,835,000                                                  26,065,000
Change in net unrealized
     loss on investments                                                     6,769,630                                   6,769,630
                                 --------------------------------------------------------------------------------------------------
Balance, December 31, 1995        7,576,913     757,691     41,146,594       4,055,788    52,852,855   (1,705,874)      97,107,054

Net income                                                                                12,160,347                    12,160,347
Shares issued for the acquisi-
     tion of Health Insurance
     of Vermont                     472,644      47,264     10,823,553                                                  10,870,817
Change in net unrealized
     gains on investments                                                   (1,794,634)                                 (1,794,634)
Exercised options proceeds           66,907       6,691        556,809                                                     563,500
                                 --------------------------------------------------------------------------------------------------
Balance, December 31, 1996        8,116,464     811,646     52,526,956       2,261,154    65,013,202   (1,705,874)     118,907,084

Net income                                                                                 7,598,580                     7,598,580
Change in net unrealized
     gains on investments                                                    5,576,396                                   5,576,396
Exercised options proceeds           61,065       6,106        667,178                                                     673,284
                                 --------------------------------------------------------------------------------------------------
Balance, December 31, 1997        8,177,529   $ 817,752   $ 53,194,134   $   7,837,550   $72,611,782  $(1,705,874)    $132,755,344
                                 ==================================================================================================


          See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
              for the years ended December 31, 1997, 1996 and 1995

                                                                               1997               1996               1995
                                                                               ----               ----               ----
Net cash flow from operating activities:
  Net income                                                             $   7,598,580       $  12,160,347       $   8,828,883
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                                          693,164             325,987              35,760
    Deferred income taxes                                                    2,181,497           3,095,000           2,726,032
    Depreciation expense                                                       467,848             375,092             353,589
    Net realized capital (gains) losses                                     (1,416,659)            (19,960)            (46,431)
  Increase (decrease) due to change in:
    Receivables from agents                                                    436,474            (267,901)           (126,917)
    Receivable from reinsurers                                                (436,621)           (904,238)         (1,205,581)
    Policy acquisition costs, net                                          (28,294,358)        (19,042,509)        (15,303,161)
    Policy and contract claims                                              20,602,194           6,885,661           8,862,180
    Policy reserves                                                         38,436,071          29,844,074          20,097,887
    Accounts payable and other liabilities                                   1,423,912           1,207,846             543,209
    Federal income tax recoverable                                          (1,006,490)           (175,219)            481,799
    Federal income tax payable                                                      --            (183,249)            183,249
    Accrued investment income                                                 (531,037)           (963,477)           (808,701)
    Other, net                                                                (458,610)         (1,070,083)           (512,600)
                                                                         -------------       -------------       -------------
     Cash provided by operations                                            39,695,965          31,267,371          24,109,197
Cash flow from (used in) investing activities:
  Acquisition of business, net of cash received                                     --          (1,218,204)                 --
  Proceeds from sales of bonds                                              44,080,109          16,684,028           5,356,956
  Proceeds from sales of equity securities                                   3,436,251             303,560                  --
  Maturities of investments                                                 18,862,880          18,571,559           5,421,112
  Purchase of bonds                                                       (134,198,812)        (85,092,419)        (53,912,071)
  Purchase of equity securities                                            (11,429,961)         (7,953,520)                 --
  Acquisition of property and equipment                                     (1,128,329)         (2,110,844)         (1,219,810)
                                                                         -------------       -------------       -------------
      Cash used in investing                                               (80,377,862)        (60,815,840)        (44,353,813)
Cash flow from (used in) financing activities:
  Proceeds from stock offering                                                      --                  --          26,065,000
  Proceeds from convertible debt offering                                           --          72,207,500                  --
  Proceeds from excercise of stock options                                     673,284             563,500                  --
  Repayments of long-term debt                                                (362,529)           (491,525)         (4,166,092)
                                                                         -------------       -------------       -------------
      Cash provided by financing                                               310,755          72,279,475          21,898,908
                                                                         -------------       -------------       -------------
(Decrease) increase in cash and cash equivalents                           (40,371,142)         42,731,006           1,654,292
Cash balances:
  Beginning of period                                                       51,612,067           8,881,061           7,226,769
                                                                         -------------       -------------       -------------
  End of period                                                          $  11,240,925       $  51,612,067       $   8,881,061
                                                                         =====================================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                                 $   4,795,321       $     161,102       $     327,205
  Cash paid during the year for federal income taxes                     $   1,200,000       $   2,109,955       $     217,920

Non-cash investing activities:
   Common stock issued for business acquisition                          $          --       $  10,870,815       $          --
   Purchase of block of renewal commission through installment note      $          --       $     650,000       $          --

          See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.       Summary of Significant Accounting Policies:

                  Basis of Presentation:

         The accompanying consolidated financial statements of Penn Treaty American Corporation and its Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles
         (GAAP) and include Penn Treaty Life Insurance Company (PTLIC), Penn Treaty Network America Insurance Company (Network America), American Network Insurance Company (ANIC) and Senior Financial Consultants Company. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

         In 1997, the Company incorporated a new subsidiary, American Independent Network Insurance Company of New York (AINIC), which it intends to license as an insurer in 1998.

         On December 31, 1997, PTLIC entered an assumption reinsurance treaty with Network America (formerly Network America Life Insurance Company), whereby Network America effectively purchased all of the premium in-force, assets and liabilities of PTLIC. Network America simultaneously changed its name to Penn Treaty Network America Insurance Company (PTNA). The Company has also filed with the Internal Revenue Service requesting a favorable ruling regarding the tax-free nature of the dividending of PTLIC common stock ownership of PTNA to the Company. Upon acceptance of a favorable ruling, PTNA will become a direct subsidiary of the Company, and will no longer be a direct subsidiary of PTLIC.

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

                  Nature of Operations:

         The Company sells accident and health, life and disability insurance through its wholly-owned subsidiaries. The Company's principal lines of business are long-term care products and home health care products. The Company distributes its products principally through managing general agents and independent agents. The Company operates its home office in Allentown, Pennsylvania and has satellite offices in California, Florida and Vermont, whose principal functions are to market and underwrite new business. State regulatory authorities have powers relating to granting and revoking licenses to transact business, the licensing of agents, the regulation of premium rates and trade practices, the form and content of insurance policies, the content of advertising material, financial statements and the nature of permitted practices. The Company is licensed to operate in 49 states. Sales in Florida, Pennsylvania, and California accounted for approximately
         26%, 15% and 14%, respectively, of the Company's premiums for the year ended December 31, 1997. No other state sales accounted for more than 10% of the Company's premiums for the year ended December 31, 1997.

                  Investments:

         The Company accounts for its investments according to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires all entities to allocate their investments among three categories as applicable: (1) trading, (2) available for sale, and (3) held to maturity. Management categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at the current market value with net unrealized gains or losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet.

         As of December 31, 1996, shareholders' equity was increased by approximately $2,261,000 due to net unrealized gains of approximately $3,426,000 in the investment portfolio. As of December 31, 1997 shareholders' equity was increased by approximately $7,838,000 due to net unrealized gains of approximately $11,875,000.

         Realized investment gains and losses, including provisions for market declines considered to be other than temporary, are included in income. Gains and losses on sales of investment securities are computed on the specific identification method.

         Policy loans are stated at the aggregate unpaid principal balance.

                  Unamortized Deferred Policy Acquisition Costs:

         The costs primarily related to and varying with the acquisition of new business, principally commissions, underwriting and policy issue expenses, have been deferred. These deferred costs are amortized over the related premium-paying periods utilizing the same projected premium assumptions used in computing reserves for future policy benefits. Net policy acquisition costs deferred, on the consolidated statements of operations, are net of amortization of $11,977,144, $13,678,181, and $11,720,966 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

                  Present Value of Future Profits Acquired:

         The present value of future profits of ANIC's acquired business is being amortized over the life of the insurance business acquired. During 1997 and 1996, approximately $415,000 and $138,000 was amortized to expense, respectively.

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

         Policy and contract claims include amounts representing: (1) an estimate, based upon prior experience, for accident and health claims reported, and incurred but unreported losses; (2) the actual in force amounts for reported life claims and an estimate of incurred but unreported claims. The methods for making such estimates and establishing the resulting liabilities are continually reviewed and updated and any adjustments resulting therefrom are reflected in earnings currently.

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

         In late 1994, the Company began marketing its Independent Living policy, a home health care insurance product which provides coverage over the full term of the policy for services furnished by a homemaker or companion who is not a qualified or licensed care provider. In late 1996, the Company began marketing its Personal Freedom policy, a comprehensive nursing home and home health care product, and its Assisted Living policy, a revised nursing home with attached home health care rider policy. Because of the Company's relatively limited claims experience with these products, the Company may incur higher than expected loss ratios and may be required to adjust further its reserve levels with respect to these products.

         The Company discounts all policy and contract claims which involve fixed periodic payments extending beyond one year. This is consistent with the method allowed for statutory reporting, the long duration of claims, and industry practice for long-term care policies. Benefits are payable over periods ranging from six months to five years, and are also available for lifetime coverage. These liabilites are discounted using an assumed rate of 6.75% for 1997, 7% for 1996, 6% for 1995, 1994, 1993 and 1992 claims and 8% for claims in 1991 and prior.

                  New Accounting Principles:

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share, and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 prescribes that for all financial statements with effective dates after December 31, 1997, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share, and these amounts are required to be shown on the face of the income statement. Prior year per share amounts must also be restated if applicable. Basic earnings per share for 1995 and 1996 are unaffected by this change, however, diluted earnings per share are reported for 1995, which was not previously reported. Also, diluted earnings per share for 1996 is increased $.02 from previously reported fully diluted earnings per share due to the use of the average market price of Company shares in utilizing the treasury stock methodology to account for the dilutive nature of outstanding stock options.

         A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation follows. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                                                                            For the Periods Ended December 31,
                                                                   -------------------------------------------------
                                                                           1997             1996            1995
                                                                           ----             ----            ----
               Net income                                               $7,598,580      $12,160,347      $8,828,883
               Weighted average common shares outstanding                7,540,354        7,164,782       5,771,558
               Basic earnings per share                                      $1.01            $1.70           $1.53
                                                                   =================================================

               Net income                                               $7,598,580      $12,160,347      $8,828,883
               Adjustments net of tax:
                    Interest expense on convertible debt                         -          320,314               -
                    Amortization of debt offering costs                          -           22,964               -
                                                                   -------------------------------------------------
               Diluted net income                                       $7,598,580      $12,503,625      $8,828,883
                                                                   =================================================
               Weighted average common shares outstanding                7,540,354        7,164,782       5,771,558
               Common stock equivalents due to dilutive
                    effect of stock options                                217,582          144,261          70,343
               Shares converted from convertible debt                            -          219,028               -
                                                                   -------------------------------------------------
               Total outstanding shares for fully diluted earnings
                    per share computation                                7,757,936        7,528,071       5,841,901
               Diluted earnings per share                                    $0.98            $1.66           $1.51
                                                                   =================================================

         SFAS 128, however, prescribes that if the components of diluted earnings per share are anti-dilutive, then diluted earnings per share will not differ from basic earnings per share. In 1997, the Company reported basic and diluted earnings per share of $1.01 and $.98, respectively. Since the exclusion of the impact of interest expense from the Company's convertible debt would be anti-dilutive, the future anticipated conversion of the debt into additional shares is not included in the calculation of diluted earnings per share. The Company anticipates that approximately 2,600,000 additional shares will be issued in the future for the conversion of debt. However, the Company also expects that approximately $3,550,000 of annual after-tax interest expense due to this convertible debt would be excluded from the diluted earnings per share calculation.

         The FASB recently issued Statement 130, "Reporting Comprehensive Income," which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, Statement 130 requires that an amount representing total comprehensive income be reported for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes. The Company anticipates no material effect on its financial condition or results of operations due to the adoption of Statement 130.

         The FASB also issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement, which supersedes Statement 14, Financial Reporting for Segments of a Business Enterprise, changes the way public companies report information about segments. The Statement, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for periods beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. Statement 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. The Company believes that the adoption of Statement 131 will not have a material impact on its financial condition or results of operations.

         In 1998, the FASB issued Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers disclosures about pension and other postretirement benefits. The Company expects that the adoption of Statement 132 will have no material impact on its financial condition or results of operations.

         Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance- Related Assessments" (SOP 97-3) was issued by the American Institute of Certified Public Accountants in December 1997 and provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund assessments and guidance for measuring the liability. The statement is effective for 1999 financial statements with early adoption permitted. The Company does not expect adoption of this statement to have a material effect on its financial position or results of operations.

2.       Acquisitions of Businesses

         On August 30, 1996, the Company acquired ANIC. Pursuant to the merger, ANIC shareholders received stock consideration consisting of 472,644 shares of the Company's common stock and cash consideration of $2,200,380. Using the market value of the Company's common stock at the date of closing, the value of the shares of Company common stock issued on the merger was $10,870,817. For 1997 and the four-month period ended December 31, 1996, ANIC generated premiums of $6,821,784 and $2,274,442, respectively, and net income of $2,828,413 and $299,354, respectively. The acquisition was accounted for as a purchase.

         In connection with this purchase, the Company recognized goodwill in the amount of $5,298,134, which is being amortized, straight-line, over a 25 year period. The operating results of ANIC have been included in the consolidated statement of income from the date of acquisition. Consolidated pro forma net income and earnings per share would not have been materially different from the reported amounts for fiscal 1996 and 1995.

         On January 29, 1996, the Company acquired the rights to all renewal commissions on a block of in-force policies and sub-agent contracts from a marketing general agent. This agreement includes insurance policies of PTLIC and other unaffiliated insurance companies. The cost of the acquisition was $650,000. The Company recognized $280,290 and $251,108 of commission income in 1997 and 1996, respectively, from this acquisition.

3.       Investments and Financial Instruments:

         The Company's bond investment portfolio is comprised primarily of investment grade securities at December 31, 1997. Securities are classified as "investment grade" by utilizing ratings furnished by independent bond rating agencies.

         The amortized cost and estimated market value of investments in debt securities as of December 31, 1997 and 1996 are as follows:

                                                                          December 31, 1997
                                               ------------------------------------------------------------------------
                                                   Amortized     Gross Unrealized  Gross Unrealized      Estimated
                                                     Cost              Gains            Losses         Market Value
                                                     ----              -----            ------         ------------
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                                   $163,276,895        $4,669,734         ($90,220)      $167,856,409
   Obligations of states and
     political sub-divisions                          30,514,705         1,637,627                0         32,152,332
   Debt securities issued by
     foreign governments                                 204,552               448              (77)           204,923
   Corporate securities                               77,318,973           872,019         (256,564)        77,934,428
                                               ------------------------------------------------------------------------
                                                    $271,315,125        $7,179,828        ($346,861)      $278,148,092
                                               ========================================================================

                                                                          December 31, 1996
                                               ------------------------------------------------------------------------
                                                   Amortized     Gross Unrealized  Gross Unrealized      Estimated
                                                     Cost              Gains            Losses         Market Value
                                                     ----              -----            ------         ------------
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                                   $149,354,655        $2,116,948      ($1,275,588)      $150,196,015
   Obligations of states and
     political sub-divisions                          30,460,952         1,076,049                0         31,537,001
   Debt securities issued by
     foreign governments                                 424,275            21,725             (750)           445,250
   Corporate securities                               19,068,114            61,013         (169,427)        18,959,700
   Other  debt securities                                200,583                 0           (8,583)           192,000
                                               ------------------------------------------------------------------------
                                                    $199,508,579        $3,275,735      ($1,454,348)      $201,329,966
                                               ========================================================================

         The amortized cost and estimated market value of debt securities at December 31, 1997 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized          Estimated
                                                    Cost            Market Value
                                                    ----            ------------
         Due in one year or less                   $9,250,256         $9,294,500
         Due after one year through five years     99,187,482         99,781,548
         Due after five years through ten years   128,161,921        133,334,241
         Due after ten years                       34,715,466         35,737,803
                                                -------------     --------------
                                                 $271,315,125       $278,148,092
                                                =============     ==============

         Gross proceeds and realized gains and losses on the sales of debt securities, excluding calls, were as follows:

                                              Gross            Gross
                                             Realized         Realized
                            Proceeds          Gains            Losses
                            --------          -----            ------
                1997      $44,080,109      $   787,356      $   256,475
                1996      $16,684,028      $   145,371      $    15,834
                1995      $ 5,356,956      $    53,648      $     7,500

         Gross proceeds and realized gains and losses on the sales of equity securities were as follows:

                                              Gross            Gross
                                             Realized         Realized
                            Proceeds          Gains            Losses
                            --------          -----            ------
                1997      $ 3,436,251      $   963,714      $    88,869
                1996      $   303,560      $    11,178      $   122,157
                1995      $        --      $        --      $        --

         Gross unrealized gains (losses) pertaining to equity securities were as follows:

                                     Gross             Gross           Estimated
                   Original         Realized          Realized          Market
                     Cost            Gains             Losses           Value
                 -----------     --------------     -------------  --------------
      1997      $18,511,470         $5,361,106       $(318,994)     $ 23,553,582
      1996        9,642,912          1,171,865        (113,261)       11,247,516
      1995        2,102,529            561,509        (58,426)         2,605,612


         Net investment income is applicable to the following investments:

                                                1997          1996         1995
                                                ----          ----         ----
         Bonds                           $16,025,290   $10,262,611   $7,756,571
         Equity securities                   339,577        92,358       27,920
         Cash and short-term investments     946,044       796,319      480,274
                                         ---------------------------------------
         Investment income                17,310,911    11,151,288    8,264,765
         Investment expense                 (301,956)     (169,157)    (161,956)
                                         ---------------------------------------
         Net investment income           $17,008,955   $10,982,131   $8,102,809
                                         =======================================

         Pursuant to certain statutory licensing requirements, as of December 31, 1997, the Company had on deposit bonds aggregating $8,043,843 in insurance department safekeeping accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

4.       Policy Reserves and Claims:

           Policy reserves have been computed principally by the net level premium method based upon estimated future investment yield, mortality, morbidity, withdrawals and other benefits. The composition of the policy reserves at December 31, 1997 and 1996 and the assumptions pertinent thereto are presented below:

                                                   Amount of Policy Reserves
                                                       as of December 31,
                                                   1997                1996
                                                   ----                ----
               Accident and  health             $139,962,685       $101,119,912
               Annuities and other                   140,999            339,910
               Ordinary life, individual           7,975,566          8,183,357

                                              Years of Issue      Discount Rate
                                              --------------      -------------
               Accident and health              1976 to 1986               7.0%
                                                        1987               7.5%
                                                1988 to 1991               8.0%
                                                1992 to 1995               6.0%
                                                        1996               7.0%
                                                        1997               6.8%
               Annuities and other              1977 to 1983        6.5% & 7.0%
               Ordinary life, individual        1962 to 1997       3.0% to 5.5%


                     Basis of Assumption

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

               Ordinary life, individual        Mortality based on 1955-60
                                                Intercompany Mortality Table
                                                Combined Select and Ultimate.

         Policy and contract claims include approximately $65,143,000 and $45,300,000 at December 31, 1997 and 1996, respectively, that are discounted at varying interest rates. The amount of discount was $4,101,000 and $3,618,000 at December 31, 1997 and 1996, respectively.

         Total reserves, including policy and contract claims, reported to statutory authorities were approximately $7,652,000 and $3,510,000 less than those recorded for GAAP as of December 31, 1997 and 1996, respectively.

         Activity in policy and contract claims is summarized as follows:

                                                       1997             1996
                                                       ----             ----
               Balance at January 1                $57,539,380      $50,206,608
               Less reinsurance recoverables         1,277,942        1,576,207
                                                   -----------      -----------
               Net balance at January 1             56,261,438       48,630,401
               Incurred related to:
                    Current year                    70,520,327       52,128,679
                    Prior years                     14,433,152        3,099,034
                                                   -----------      -----------
                         Total incurred             84,953,479       55,227,713
               Paid related to:
                    Current year                    22,194,682       15,894,011
                    Prior years                     43,528,989       32,149,776
                                                   -----------      -----------
                         Total paid                 65,723,671       48,043,787
               Reserves purchased from ANIC                --           447,111
               Net balance at December 31           75,491,246       56,261,438
                    Plus reinsurance recoverables    2,650,328        1,277,942
                                                   -----------      -----------
                    Balance at December 31         $78,141,574      $57,539,380
                                                   ============================

         The amounts related to prior years' incurral of claims reflects the accretion of interest due to the discounting of pending claim reserves as well as adjustments to reflect actual versus estimated claims experience. In 1997, the Company added to claim reserves as a result of its reassessment of assumptions utilized in the actuarial determination of reserves for current claims liabilities and incurred but unreported liabilities for nursing home and home health care claims. The Company reviewed the assumptions underlying its reserves in connection with its recent employment of a new long-term care consulting actuary. The review encompassed certain actuarial assumptions related to the Company's products' benefit utilization and duration.

5.       Long-Term Debt:

         Long-term debt, at December 31, 1997 and 1996 is as follows:

                                                                                          1997               1996
                                                                                          ----               ----
               Convertible, subordinated debt issued in November 1996, with semi-annual coupon of 6.25% annual percentage rate.
               Debt is callable after December 2, 1999 at declining redemption values and matures in 2003. Prior to maturity, the debt is convertible to shares of the Company's common stock at
               $28.44.                                                                 $74,750,000        $74,750,000

               Mortgage loan with interest rate fixed for two years at 7.3%
               effective September 1996, which repriced from 6.6% in 1995.
               Although carrying a variable rate, the loan has an effective fixed rate due to an offsetting swap with the same institution.
               Current monthly payment of $20,103 based on a twelve year
               amortization schedule with a balloon payment due September 14,
               1998; collateralized by property with depreciated cost of
               $2,559,888 and $2,630,429 as of December 31, 1997 and 1996,
               respectively.                                                             1,839,563            1,951,176

               Installment note for purchase of block of renewal
               commissions in January 1996, payable over two
               years with interest accrued at 7%.                                          162,500              325,000

               Capital lease                                                                     0               88,416
                                                                                       -----------          -----------
                                                                                       $76,752,063          $77,114,592
                                                                                       ===========          ===========

         Maturities of mortgage and other debt are as follows:

           1998                $  2,002,063
           1999                          --
           2000                          --
           2001                          --
           2002                          --
           Thereafter            74,750,000
                                 ----------
                                $76,752,063
                                ===========

6.       Federal Income Taxes:

         The provision for Federal income taxes for the years ended December 31 consisted of:

                            1997                 1996                1995
                            ----                 ----                ----
           Current        $  513,938           $1,752,000         $   882,968
           Deferred        2,181,497            3,095,000           2,726,032
                           ---------            ---------           ---------
                          $2,695,435           $4,847,000          $3,609,000
                          ==========           ==========          ==========

         Deferred income tax assets and liabilities have been recorded for temporary differences, between the reported amounts of assets and liabilities in the accompanying financial statements and those in the Company's income tax return. Management believes the existing net deductible temporary differences are realizable on a more likely than not basis. The sources of these differences and the approximate tax effect are as follows for the years ended December 31:

                                                                    1997                1996
                                                                    ----                ----
           Net operating loss carryforward                 $   2,658,493        $         --
           Policy reserves                                     8,044,121           4,690,679
           Alternative minimum tax carryforward                   39,901             599,000
                                                           -------------        ------------
                     Total deferred tax assets             $  10,742,515        $  5,289,679
                                                           =============        ============

           Deferred policy acquisition costs               $ (28,141,592)       $(20,677,263)
           Present value of future profits acquired           (1,222,867)         (1,344,700)
           Premiums due and unpaid                              (952,032)           (829,600)
           Other                                                (238,000)            (68,595)
           Unrealized appreciation on investments             (4,037,526)         (1,164,837)
                                                           -------------        ------------
                         Total deferred  income taxes      $ (34,592,017)       $(24,084,995)
                                                           =============        ============

           Net deferred income tax asset (liability)       $ (23,849,502)       $(18,795,316)
                                                           =============        ============

         The Company has net operation loss carry-forwards of approximately $7,8000,000, which, if unused, will expire in 2012. A reconciliation of the income tax provision computed using the Federal income tax rate of 34% to income before Federal income taxes is as follows:

                                                                            1997               1996              1995
                                                                            ----               ----              ----
           Computed Federal income tax (benefit)
                  provision at statutory rate                         $3,499,965         $5,782,000        $4,289,000
           Small life insurance company
                  deduction                                                   (0)          (560,000)         (577,000)
           Tax-exempt interest income                                   (500,988)          (478,000)         (431,000)
           Other                                                        (303,542)           103,000           328,000
                                                                      ----------         ----------        ----------
                                                                      $2,695,435         $4,847,000        $3,609,000
                                                                      ==========         ==========        ==========

         At December 31, 1997, the accumulated earnings of the Company for Federal income tax purposes included $1,452,589 of "Policyholders' Surplus", a special memorandum tax account. This memorandum account balance has not been currently taxed, but income taxes computed at then-current rates will become payable if surplus is distributed. Provisions of the Deficit Reduction Act of 1984 (the "Act") do not permit further additions to the "Policyholders' Surplus" account. "Shareholders' Surplus" represents an accumulation of taxable income (net of tax thereon) plus the dividends received deduction, tax-exempt interest, and certain other special deductions as provided by the Act. At December 31, 1997, the combined balance in the "Shareholders' Surplus" account amounted to approximately $25,771,000. There is no present intention to make distributions in excess of "Shareholders' Surplus."

7.       Regulatory Restrictions:

         The Company's insurance subsidiaries (PTLIC, PTNA, and ANIC) are required by insurance laws and regulations to maintain minimum capital and surplus. At December 31, 1997 and 1996, the subsidiaries' capital and surplus exceeded the minimum required capital and surplus in all states in which they are licensed to conduct business.

         Under Pennsylvania and Vermont insurance law, dividends may be paid from PTLIC, PTNA or ANIC only from statutory profits of earned surplus and require Insurance Department approval if the dividend is in excess of the greater of 10% of surplus or net statutory income of the prior year. No dividendes have been declared or paid in 1997, 1996, or 1995.

         Net income and capital and surplus as reported in accordance with statutory accounting principles for the Company's insurance subsidiaries are as follows:

                                           1997            1996            1995
                                           ----            ----            ----
          Net income (loss)        $(10,287,275)    $(4,512,941)        $839,491

          Capital and surplus       $73,399,828     $81,794,728      $32,291,981

         The National Association of Insurance Commissioners (NAIC) has established risk-based capital standards that life and health insurers and reinsurers must meet. In concept, risk-based capital standards are designed to measure the acceptable amount of capital an insurer should have based on the inherent and specific risks of each insurer. Insurers failing to meet their benchmark capital level may be subject to scrutiny by the insurer's domiciled insurance department and, ultimately, rehabilitation or liquidation. Based on the NAIC's currently adopted standards, the Company has capital and surplus in excess of the required levels. The differences in statutory net income compared to GAAP are primarily due to the immediate expensing of acquisition costs, reserving methodologies, and deferred income taxes. Due to these differences, under statutory accounting there is a net loss and decrease in surplus, called surplus strain, in years of high growth. The surplus needed to sustain growth must be raised externally or from profits from existing business. In 1995, the Company received permission to include $3,287,501 of this surplus strain, related to a new required valuation method, as a charge to surplus.

8.       Pension Plan and 401(k) Plan:

         Until August 1, 1996, the Company maintained a defined contribution pension plan covering substantially all employees. The Company contributed 3% of each eligible employee's annual covered payroll to the plan. All contributions were subject to limitations imposed by the Internal Revenue Code on retirement plans and Section 401(k) plans. Upon the termination of the plan on August 1, 1996, each participant became fully vested. A prorata portion of the 1996 scheduled contribution was put into the plan upon termination. Expense for this pension plan was $30,000 and $55,000 for the years ended December 31, 1996 and 1995, respectively.

         On August 1, 1996, the Company adopted a 401(k) retirement plan, covering substantially all employees with one year of service. Under the plan, participating employees may contribute up to

         15% of their annual salary on a pre-tax basis. The Company, under the plan, equally matches employee contributions up to the first three percent of the employee's salary. The Company and employee portion of the plan is vested immediately. The Company expense related to this 401(k) plan was $93,152 and $36,000 for the years ended December 31, 1997 and 1996, respectively. The Company may elect to make a discretionary contribution to the plan, which will be contributed proportionately to each eligible employee. The Company did not make a discretionary contribution in 1997 or 1996.

         ANIC maintained a defined benefit pension plan for all ANIC employees in 1996. This plan was subsequently terminated in 1997, with all eligible employees joining the Company's 401(k) plan. There was no 1997 or 1996 contribution expense for this plan. Upon the termination of the plan, the Company completed an actuarial review of its liability to plan participants. As a result of this review, the Company recognized approximately $125,000 of reduced expense in 1997 due to the overaccrual of its liability upon the purchase of ANIC in 1996.

9.       Stock Option Plans:

         At December 31, 1997, the Company has two stock-based compensation plans which are described below. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"), and applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying the SFAS No. 123 proforma disclosure are not indicative of future amounts.

                                                                                    1997              1996              1995
                                                                                    ----              ----              ----
               Net Income                         As reported                 $7,598,580       $12,160,347        $8,828,883
                                                  Proforma                    $7,407,061       $12,075,410        $8,815,305

               Basic Earnings Per Share           As reported                      $1.01             $1.70             $1.53
                                                  Proforma                         $0.98             $1.69             $1.53

               Diluted Earnings Per Share         As reported                      $0.98             $1.66             $1.51
                                                  Proforma                         $0.95             $1.65             $1.51

         Compensation cost is estimated using the Black-Scholes model with the following assumptions for 1995, 1996 and 1997: an expected life ranging from 5.3 to 8.3 years, volatility of 27.9% for 1995 and 1996 and 26.4% for 1997 and a risk free rate ranging from 5.71% to 6.35%. The weighted average fair value of those options granted in 1995, 1996 and 1997 was $4.98, $8.21 and $12.11, respectively. No compensation expense is calculated for those options granted prior to 1995.

         The Company has an Incentive Stock Option Plan which provides for the granting of options to purchase up to 1,200,000 shares of common stock. The exercise price of all options granted under the plan may not be less than the fair market value of the shares on the date of grant (110% of fair market value in the case of any person who holds more than 10% of the combined voting power of all classes of outstanding stock). The maximum allowable term of each option is ten years (five years in the case of holders of more than 10% of the combined voting power of all classes of outstanding stock), and the options become exercisable in four equal, annual installments commencing one year from the option grant date.

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

         The following is a summary of the Company's option activity, including grants, exercises, forfeitures and average price information:


                                             1997                         1996                           1995
                                  --------------------------  -----------------------------  ----------------------------
                                                 Exercise                      Exercise                       Exercise
                                                   Price                         Price                          Price
                                     Options    Per Option       Options      Per Option         Options     Per Option
                                  --------------------------  -----------------------------  ----------------------------
Outstanding at beginning of year        510,108       14.84          396,015         10.88           229,914        9.52
Granted                                 124,850       32.61          184,800         21.03           166,100       14.13
Exercised                                61,065       11.03           66,907          8.61                 0          --
Canceled                                      0          --            3,800         12.38                 0          --
                                  --------------              ---------------                ----------------
Outstanding at end of year              573,893       19.11          510,108         14.84           396,015       10.88
                                  ==============              ===============                ================
Exercisable at end of year              218,118       12.63          200,540         10.45           197,929        9.79
                                  ==============              ===============                ================

                                                               Outstanding     Remaining       Exercisable
                                                               at December    Contractual      at December
                                  Range of Exercise Prices       31, 1997     Life (Yrs)        31, 1997
                                                              -----------------------------------------------
                                                       5.50            2,630             1             2,630
                                                       8.71            5,265             3             5,265
                                                       8.92           27,140             5            27,140
                                                       9.81           44,850             5            44,850
                                                      11.17           15,767             4            15,767
                                                      12.28           26,340             4            26,340
                                                      12.38           85,626             8            39,503
                                                      12.63           15,350             8             7,300
                                                      13.61           48,000             8            13,715
                                                      20.50          131,575             9            28,750
                                                      22.55           48,000             9             6,858
                                                      32.25           94,350            10                 0
                                                      35.48           29,000            10                 0
                                                              ---------------                ----------------
                                                                     573,893                         218,118
                                                              ===============                ================

10.      Commitments and Contingencies:

                  Operating Lease Commitments:

         The total net rental expenses under all leases amounted to approximately $202,000, $174,000 and $142,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                  Line of Credit:

         In June 1997, the Company was given an unsecured, uncommitted line of credit from a bank for up to $3,000,000, which was unused during 1997. The line of credit is renewable annually, carries no origination or carrying fees, and if used, will carry a variable rate of interest equal to the London Interbank Offering Rate (LIBOR) plus .75% annually on the outstanding balance.

                  Litigation:

         The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of these lawsuits will not have a significant effect on the financial condition or results of operations of the Company.

11.      Reinsurance:

         PTLIC and PTNA are parties to reinsurance agreements to cede 100% of benefits exceeding 36 months on certain home health care policies. Total reserve credits taken related to this agreement as of December 31, 1997 and 1996 were approximately $2,912,000 and $859,000, respectively. Effective January 1, 1998, no new business is reinsured under this facility.

         The Company currently reinsures with unaffiliated companies any life insurance policy to the extent the risk on that policy exceeds $50,000.

         Effective January, 1994, PTLIC and PTNA entered reinsurance agreements to cede 100% of certain life, accident and health and Medicare supplement insurance to a third party insurer. Total reserve credits taken related to this agreement as of December 31, 1997 and 1996 were approximately $569,000 and $530,000, respectively.

         PTNA is party to a Reinsurance Agreement to cede 100% of certain whole life and deferred annuity policies to be issued by PTNA to a third party insurer. These policies are intended for the funeral arrangement or "pre-need" market. Total reserve credits taken related to this agreement as of December 31, 1997 and 1996 were approximately $3,427,000 and $3,862,000, respectively. The third party reinsurer maintains securities at least equal to the statutory reserve credit in escrow with a bank. Effective January 1, 1996, this Agreement was modified, and as a result, no new business is reinsured under this facility.

         PTNA is party to a coinsurance agreement on a previously acquired block of long-term care business whereby 66% is ceded to a third party. At December 31, 1997 and 1996, reserve credits taken related to this treaty were approximately $1,947,000 and $1,615,000, respectively.

         ANIC reinsures approximately $500,000 of its risk with three reinsuring companies, all of which are authorized to do business in the State of Vermont.

         The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of operations which are net of reinsurance activity:

                                                                                           Assumed
                                          Gross                  Ceded to                from Other               Net
                                          Amount              Other Companies             Companies              Amount
                                          ------              ---------------             ---------              ------
December 31, 1997
   Ordinary Life Insurance
     In-Force                           $65,964,000             $16,636,000                     $0             $49,328,000
   Premiums:
        Accident and health             167,187,289               3,545,845                500,665             164,142,109
        Life                              4,044,650                 506,235                      0               3,538,415
   Benefits to Policyholders:
        Accident and health              86,828,400               2,769,750                258,029              84,316,679
        Life                              1,790,296                 522,694                      0               1,267,602
   Inc (dec) in Policy Reserves:
        Accident and health              37,743,083                 260,451                (10,632)             37,472,000
        Life                               (406,702)             (1,215,563)                     0                 808,861
   Commissions                          $56,193,489              $1,028,152                $75,100             $55,240,437

December 31, 1996
   Ordinary Life Insurance
     In-Force                           $66,932,000             $18,004,000                     $0             $48,928,000
   Premiums:
        Accident and health             130,551,727               4,438,137                543,820             126,657,410
        Life                              4,146,768                 612,399                      0               3,534,369
   Benefits to Policyholders:
        Accident and health              54,823,330               1,169,942                419,457              54,072,845
        Life                              1,631,715                 476,847                      0               1,154,868
   Inc (dec) in Policy Reserves:
        Accident and health              28,567,856                 763,605               (17,051)              27,787,200
        Life                              1,404,419                 426,200                      0                 978,219
   Commissions                          $44,770,782              $1,547,207                $81,573             $43,305,148

December 31, 1995
   Ordinary Life Insurance
     In-Force                           $63,653,000             $19,977,000                     $0             $43,676,000
   Premiums:
        Accident and health             101,103,823               2,512,930                581,010              99,171,903
        Life                              4,815,878               1,621,176                      0               3,194,702
   Benefits to Policyholders:
        Accident and health              46,073,992               1,542,816                 83,631              44,614,807
        Life                              1,511,812                 479,588                      0               1,032,224
   Inc (dec) in Policy Reserves:
        Accident and health              18,569,195                  (3,107)               (12,041)             18,560,261
        Life                              1,257,267                 585,284                      0                 671,983
   Commissions                          $37,542,304              $1,278,316                $87,152             $36,351,140

         The Company remains contingently liable in the event that the reinsuring companies are unable to meet their obligations.

12.      Transactions with Related Parties:

         Irv Levit Insurance Management Corporation ("IMC"), an insurance agency which is owned by the President of the Company, produced approximately $50,000, $55,000, and $62,000 of new and renewal premiums for PTLIC, for the years ended December 31, 1997, 1996 and 1995, respectively, for which it received commissions of approximately $13,000, $12,000 and $14,000, respectively.

         IMC also received commission overrides on business written for PTLIC by certain agents, principally general agents who were IMC agents prior to January 1979 and any of their sub-agents hired prior and subsequent to January 1979. For the years ended December 31, 1997, 1996 and 1995, IMC commission overrides totaled approximately $534,000, $539,000, and $517,000, respectively.

13.      Major Agencies:

         A managing general agent accounted for approximately 27%, 21% and 18% of total premiums in 1997, 1996 and 1995, respectively.

14.      Concentrations of Credit Risk:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investments. The Company places its cash and cash equivalents and investments with high quality financial institutions, and attempts to limit the amount of credit exposure to any one institution. However, at December 31, 1997, and at other times during the year, amounts in any one institution exceeded the Federal Deposit Insurance Corporation limits.

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

         The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:

         Investments -- The fair value of fixed maturities and equity securities are based on quoted market prices. It is not practicable to determine the fair value of policy loans since such loans are not separately transferable and are often repaid by reductions to benefits and surrenders.

         Cash and cash equivalents -- The statement value approximates fair value.

         Long-term debt -- The statement value approximates the fair value of mortgage debt and capitalized leases, since the instruments carry interest rates which approximate market value. The convertible, subordinated debt, as a publicly traded instrument, has a readily accessible fair market value, and, as such is reported at that value.

                                                      December 31, 1997                              December 31, 1996
                                              ----------------------------------            ---------------------------------
                                                Carrying               Fair                   Carrying             Fair
                                                 Amount                Value                   Amount              Value
                                                 ------                -----                   ------              -----
Financial assets:
   Investments
      Bonds, available for sale                $278,148,092         $278,148,092             $201,329,966        $201,329,966
      Equity securities                          23,553,582           23,553,582               11,247,516          11,247,516
      Policy loans                                   84,757               84,757                   84,232              84,232
   Cash and cash equivalents                     11,240,925           11,240,925               51,612,067          51,612,067

Financial liabilities:
   Convertible debt                             $74,750,000          $58,058,252              $74,750,000         $70,518,868
   Mortgage and other debt                        2,002,063            2,002,063                2,364,592           2,364,592

                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES

                      INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                      Pages
                                                                      -----
           Report of Independent Accountants on Schedule                S-2

           Schedule II -- Condensed Financial Information
                     of Registrant                                   S-3 - S-5

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



COOPERS & LYBRAND L.L.P.





2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 11, 1998

                        PENN TREATY AMERICAN CORPORATION
                        AND SUBSIDIARIES (PARENT COMPANY)

          Schedule II - Condensed Financial Information of Registrant
                                 Balance Sheets
                        as of December 31, 1997 and 1996


                             ASSETS                                          1997               1996
                                                                             ----               ----
Bonds, available for sale at market (amortized cost
     $22,675,585 and $11,399,502, respectively)                        $  23,381,984       $  11,495,000
Equity securities at market (cost $3,098,810 and
     $1,004,250, respectively)                                             3,178,812             994,500
Cash and cash equivalents                                                    962,516          16,375,868
Investment in subsidiaries*                                              179,262,804         162,699,321
Other assets                                                               4,085,960           4,408,050
                                                                       -------------       -------------
                    Total assets                                       $ 210,872,076       $ 195,972,739
                                                                       =============       =============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                         $  74,750,000       $  74,838,415
Accrued interest payable                                                     389,323             447,988
Accounts payable                                                             242,129             349,223
Deferred income taxes                                                        267,376              29,154
Due to subsidiaries*                                                       2,467,904           1,400,875
                                                                       -------------       -------------
                    Total liabilities                                     78,116,732          77,065,655
                                                                       -------------       -------------
Shareholders' equity
   Preferred stock, par value $1.00; 5,000,000 shares
       authorized, none outstanding                                               --                  --
   Common stock, par value $.10; 25,000,000 and 10,000,000 shares authorized, 8,177,529 and 8,116,464 shares
       issued, respectively                                                  817,752             811,646
   Additional paid-in capital                                             53,194,134          52,526,956
   Unrealized appreciation, net of deferred taxes                          7,837,550           2,261,154
   Retained earnings                                                      72,611,782          65,013,202
                                                                       -------------       -------------

                                                                         134,461,218         120,612,958
    Less 605,629 of common shares held in treasury, at cost               (1,705,874)         (1,705,874)
                                                                       -------------       -------------
                   Total shareholders' equity                            132,755,344         118,907,084
                                                                       -------------       -------------
                   Total liabilities and shareholders' equity          $ 210,872,076       $ 195,972,739
                                                                       =============       =============

*  Eliminated in consolidation.



               The condensed financial information should be read
          in conjunction with the Penn Treaty American Corporation and
             Subsidiaries consolidated statements and notes thereto.

                        PENN TREATY AMERICAN CORPORATION
                        AND SUBSIDIARIES (PARENT COMPANY)

          Schedule II - Condensed Financial Information of Registrant
                            Statements of Operations

              for the years ended December 31, 1997, 1996 and 1995

                                                        1997               1996              1995
                                                        ----               ----              ----
Management fees*                                    $     56,400       $     56,400      $     56,400

Investment income                                      1,817,912            835,714           275,342

General and administrative expense                     1,295,638            274,365           410,968

Interest on Convertible Debt                           4,671,875            447,988                --
                                                    ------------       ------------      ------------

Gain (loss) before equity in undistributed net
    earnings of subsidiaries*                         (4,093,201)           169,761           (79,226)

Equity in undistributed net earnings of
    subsidiaries*                                     11,691,781         11,990,586         8,908,109
                                                    ------------       ------------      ------------

Net income                                             7,598,580         12,160,347         8,828,883

Retained earnings, beginning of year                  65,013,202         52,852,855        44,023,972
                                                    ------------       ------------      ------------

Retained earnings, end of year                      $ 72,611,782       $ 65,013,202      $ 52,852,855
                                                    ============       ============      ============

*Eliminated in consolidation.

               The condensed financial information should be read
          in conjunction with the Penn Treaty American Corporation and
             Subsidiaries consolidated statements and notes thereto.

                        PENN TREATY AMERICAN CORPORATION
                        AND SUBSIDIARIES (PARENT COMPANY)

          Schedule II - Condensed Financial Information of Registrant
                            Statements of Cash Flows

              for the years ended December 31, 1997, 1996 and 1995

                                                                        1997                1996              1995
                                                                        ----                ----              ----

Cash flows from operating activities:
    Net Income                                                       $  7,598,580       $ 12,160,347       $  8,828,883
    Adjustments to reconcile net income to cash
            provided by (used in) operations:
        Equity in undistributed earnings of subsidiaries              (11,691,781)       (11,990,586)        (8,908,109)
        Depreciation and amortization                                     425,244            113,741             99,528
        Net realized (gains) losses                                      (102,815)             5,495            (30,178)
        Increase (decrease) due to change in:
            Due to/from subsidiaries                                    1,067,029            440,307            302,568
            Other, net                                                     12,636         (2,631,436)          (249,338)
                                                                     ------------       ------------       ------------

                    Net cash provided by (used in) operations          (2,691,107)        (1,902,132)            43,354
                                                                     ------------       ------------       ------------

Cash flows from investing activities:
    Sales and maturities of investments                                14,201,958         12,372,277          1,512,195
    Purchase of investments                                           (27,469,786)       (17,314,915)        (8,358,058)
    Acquisition of property and equipment                                 (39,285)          (396,882)          (883,629)
    Contribution to subsidiary                                                 --        (53,092,644)       (14,000,000)
                                                                     ------------       ------------       ------------

                    Net cash used in investing activities             (13,307,113)       (58,432,164)       (21,729,492)
                                                                     ------------       ------------       ------------

Cash flows from financing activities:
    Proceeds from convertible debt offering                                    --         74,750,000                 --
    Proceeds from exercise of stock options                               673,284            563,500                 --
    Repayment of long term debt                                           (88,416)           739,578         (4,052,835)
    Proceeds from public offering                                              --                 --         26,065,000
                                                                     ------------       ------------       ------------

                    Net cash provided by financing activities             584,868         76,053,078         22,012,165
                                                                     ------------       ------------       ------------

               Increase (decrease) in cash and cash equivalents       (15,413,352)        15,718,782            326,027

Cash and cash equivalents balances:
    Beginning of year                                                  16,375,868            657,086            331,059
                                                                     ------------       ------------       ------------

    End of year                                                      $    962,516       $ 16,375,868       $    657,086
                                                                     ============       ============       ============


Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                           $  4,674,409       $      7,768       $    199,218
                                                                     ============       ============       ============

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


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

                  Incorporated by reference from the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

Item 11. Executive Compensation

                  Incorporated by reference from the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                  Incorporated by reference from the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

Item 13. Certain Relationship and Related Transactions

                  Incorporated by reference from the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedule and Reports on
         Form 8-K
           (a)    The following documents are filed as a part of this report.

                  (1)  Financial Statements.

                                                                       Pages
                                                                       -----
Report of Independent Accountants..................................      F-2

Consolidated Balance Sheets at December 31, 1997 and 1996
      .............................................................      F-3

Consolidated Statements of Operations for the years
      ended December 31, 1997, 1996, and 1995......................      F-4

Consolidated Statements of Shareholders'
      Equity for the years ended December 31, 1997, 1996, and
      1995.........................................................      F-5

Consolidated Statements of Cash Flow for the years
      ended December 31, 1997, 1996, and 1995......................      F-6

Notes to Consolidated Financial Statements.........................    F-7-F-24

                  (2)  Financial Statement Schedule.

Report of Independent Accountants on Schedule......................      S-2

Schedule II - Condensed Financial Information of
      Registrant...................................................  S-3-S-5

(3)      Exhibits.

3.1 Restated and Amended Articles of Incorporation of Penn Treaty American Corporation. ****

3.1(b) Amendment to Restated and Amended Articles of Incorporation of Penn Treaty American Corporation. *****

3.2 Amended and Restated By-laws of Penn Treaty American Corporation, as amended. *****

4.       Form of Penn Treaty American Corporation Common Stock Certificate. *

4.1 Indenture dated as of November 26, 1996 between Penn Treaty American Corporation and First Union National Bank, as trustee (including forms of Notes)(incorporated by reference to Exhibit 4.1 to Penn Treaty American Corporation's current report on Form 8-K filed on December 6,
         1996).

10.1     Penn Treaty American Corporation Employee Incentive Stock Option Plan.*

10.2     Penn Treaty American Corporation Agent Stock Option Plan. ****

10.3     Penn Treaty American Corporation Employees' Pension Plan. *

10.4 Reinsurance Treaty between Penn Treaty Life Insurance Company and NRG America Life Reassurance Corp. *

10.5 Assumption Agreement dated May 12, 1994 between Reassurance Company of Hannover and Penn Treaty Life Insurance Company. ****

10.6 Reinsurance Agreement between Penn Treaty Life Insurance Company and Life Insurance Company of North America, effective as of June 1, 1976.*

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

10.30 Investment Counseling Agreement dated May 3, 1995 between Penn Treaty American

         Corporation and James M. Davidson & Company.****

10.31 Investment Counseling Agreement dated May 3, 1995 between Penn Treaty Life Insurance Company and James M. Davidson & Co.****

10.32 Investment Counseling Agreement dated May 3, 1995 between Network America Life Insurance Company and James M. Davidson & Company. ****

10.33 Assumption and Reinsurance Agreement dated December 22, 1997, between Penn Treaty Life Insurance Company and Network America Life Insurance Company.

11. Statement re: computation of per share earnings. See Notes to Consolidated Financial Statements (Note 1).

21.      Subsidiaries of the Registrant. ****

24.      Consent of Coopers & Lybrand, L.L.P.

27.1     Financial Data Schedule

27.2     Restated Financial Data Schedule

27.3     Restated Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.




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

Executive Compensation Plans - see Exhibits 10.1 and 10.2

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PENN TREATY AMERICAN CORPORATION



Date:  March 26, 1998               By:  /s/ Irving Levit
                                         ---------------------------------------
                                         Irving Levit, Chairman of the
                                           Board and President



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 26, 1998               By:  /s/ Irving Levit
                                         ---------------------------------------
                                         Irving Levit, Chairman of the
                                           Board and President

Date:  March 26, 1998               By:  /s/ A.J. Carden
                                         ---------------------------------------
                                         A.J. Carden, Executive Vice
                                           President and Director

Date:  March 26, 1998               By:  /s/ Michael F. Grill
                                         ---------------------------------------
                                         Michael F. Grill, Treasurer
                                           and Director

Date:  March 26, 1998               By:  /s/ Domenic P. Stangherlin
                                         ---------------------------------------
                                         Domenic P. Stangherlin,
                                           Secretary and Director

Date:  March 26, 1998               By:  /s/ Jack D. Baum
                                         ---------------------------------------
                                         Jack D. Baum, Vice President,
                                           Marketing and Director

Date:  March 26, 1998               By:  /s/ Emile Ilchuk
                                         ---------------------------------------
                                         Emile Ilchuk, Director

Date:  March 26, 1998               By:  /s/ C. Mitchell Goldman
                                         ---------------------------------------
                                         C. Mitchell Goldman, Director

Date:  March 26, 1998               By:  /s/ Glen A. Levit
                                         ---------------------------------------
                                         Glen A. Levit, Vice President,
                                           Sales and Director

Date:  March 26, 1998               By:  /s/ David B. Trindle
                                         ---------------------------------------
                                         David B. Trindle, Director