Form 10-Q
period 1998-03-31
PENN TREATY AMERICAN CORP
filed 1998-05-14
CIK 814181

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________________ to
__________________________

Commission file number 0-13972

                        PENN TREATY AMERICAN CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                     23-1664166
------------------------------                    ---------------------------
(State or other jurisdiction of                   (I.R.S. Employer Identifi-
incorporation of organization)                    cation No.)

                     3440 Lehigh Street, Allentown, PA 18103
                      -----------------------------------------
              (Address, including zip code, of principal executive offices)

                                 (610) 965-2222
                                 ----------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 ---------------
(Former name, former address and former fiscal year, if change since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of May 8, 1998 was 7,796.246.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

The registrant's Unaudited Consolidated Balance Sheets, Statements of Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 7 of this report, respectively. These financial statements represent the consolidation of the operations of the registrant, and its subsidiaries, American Network Insurance Company ("ANIC"), Senior Financial Consultants Company and Penn Treaty Life Insurance Company ("PTLIC"). ANIC, PTLIC and its subsidiary, Penn Treaty Network America Insurance Company ("PTNA"), (formerly Network America Life Insurance Company), (collectively, "the Insurers"), are underwriters of long-term care insurance products. PTLIC and PTNA are also underwriters of life insurance products.

                       PENN TREATY AMERICAN CORPORATION
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            (amounts in thousands)



                                                                                           March 31,     December 31,
                                                                                             1998            1997
                                                                                           ---------     ------------
                                                                                          (unaudited)
                                    ASSETS
Investments
Bonds, available for sale at market (cost $264,725 and
  $271,315, respectively)                                                                  $271,482        $278,148
Equity securities at market value (cost of $3,099 and $18,511, respectively)                  3,200          23,554
Policy loans                                                                                     95              85
                                                                                           ---------     ------------
  Total Investments                                                                         274,777         301,787
Cash and cash equivalents                                                                    54,259          11,241
Property and equipment, at cost, less accumulated depreciation of
  $2,513 and $2,399, respectively                                                             8,901           8,753
Unamortized deferred policy acquisition costs                                               118,746         110,471
Receivables from agents, less allowance for uncollectable amounts
  of $130 and $130, respectively                                                              1,138           1,107
Accrued investment income                                                                     4,230           4,112
Federal income tax recoverable                                                                2,411           1,182
Cost in excess of fair value of net assets acquired, less accumulated
  amortization of $794 and $716, respectively                                                 6,584           6,661
Present value of future profits acquired                                                      3,493           3,597
Receivable from reinsurers                                                                   11,430          10,541
Other assets                                                                                  7,970           6,318
                                                                                           ---------     ------------
    Total assets                                                                            $493,939        $465,770
                                                                                           ---------     ------------
                                                                                           ---------     ------------

                                 LIABILITIES
Policy reserves:
  Accident and health                                                                      $151,389        $139,962
  Life                                                                                        8,146           8,116
Policy and contract claims                                                                   83,953          78,142
Accounts payable and other liabilities                                                        8,697           6,192
Long-term debt                                                                               76,560          76,752
Deferred income taxes                                                                        27,368          23,850
                                                                                           ---------     ------------
    Total liabilities                                                                       356,113         333,014
                                                                                           ---------     ------------
Commitments and contingencies

                           SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding                   --              --
Common stock, par value $.10; 225,000 and 10,000 shares authorized,
  8,178 and 8,178 shares issued                                                                 818              818
Additional paid-in capital                                                                   53,205          53,194
Net unrealized appreciation of securities                                                     4,526           7,838
Retained earnings                                                                            80,983          76,612
                                                                                           ---------     ------------
                                                                                            139,532         134,462
Less 606 common shares held in treasury, at cost                                             (1,706)         (1,706)
                                                                                           ---------     ------------
                                                                                            137,826         132,756
                                                                                           ---------     ------------
  Total liabilities and shareholders' equity                                               $493,939        $465,770
                                                                                           ---------     ------------
                                                                                           ---------     ------------

          See accompanying notes to consolidated financial statements.

                         PENN TREATY AMERICAN CORPORATI0N
                                  AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                                    (unaudited)
                  (amounts in thousands, except per share data)




                                                                        Three Months Ended
                                                                             March 31,
                                                                      -----------------------
                                                                        1998         1997
                                                                      ---------    ----------

Revenue:
  Accident and health premiums                                         $  50,912   $  38,816
  Life premiums                                                              867         894
                                                                       ---------   ---------
                                                                          51,779      39,710

  Net investment income                                                    4,626       3,893
  Net realized capital gains                                               6,715          50
  Other income                                                                76          79
                                                                       ---------   ---------
                                                                          63,196      43,732

Benefits and expenses:

   Benefits to policyholders                                              34,282      25,331
   Commissions                                                            17,365      12,907
   Net policy acquisition costs deferred                                  (8,275)     (5,492)
   General and administrative expense                                      5,955       4,967
   Interest expense                                                        1,213       1,203
                                                                       ---------   ---------
                                                                          50,540      38,916
                                                                       ---------   ---------
Income before federal income taxes                                        12,656       4,816
Provision for federal income taxes                                         4,285       1,397
                                                                       ---------   ---------

   Net income                                                              8,371       3,419
                                                                       ---------   ---------

Other comprehensive income:
   Unrealized holding gain (loss) arising during period                    1,696      (4,936)
   Income (tax) benefit from unrealized holdings                            (577)      1,678
   Reclassification adjustment for (gain) loss included in net income     (6,715)        (50)
   Income (tax) benefit from reclassification adjustment                   2,283          17
                                                                       ---------   ---------
                                                                       ---------   ---------

   Comprehensive income                                                $   5,059   $     128
                                                                       ---------   ---------
                                                                       ---------   ---------


Basic earnings per share                                               $    1.11   $    0.45
Diluted earnings per share                                             $    0.88   $    0.42

Weighted average number of shares outstanding                              7,572       7,516
Weighted average number of shares outstanding (diluted)                   10,418      10,340
                                                                       ---------   ---------
                                                                       ---------   ---------

                   See accompanying notes to consolidated financial statements

                                        PENN TREATY AMERICAN CORPORATION
                                                 AND SUBSIDIARIES
                                     Consolidated Statements of Cash Flows
                                      for the three months ended March 31,
                                                  (unaudited)
                                             (amounts in thousands)


                                                                        1998                1997
                                                                       --------            ---------
Net cash flow from operating activities:
  Net income                                                           $  8,371            $  3,419
  Adjustments to reconcile net incoe to cash
    provided by operations:                                                 272                 265
    Amortization of intangible assets
    Deferred income taxes                                                 5,224               1,339
    Depreciation expense                                                     89                 101
    Net realized capital gains                                           (6,715)                (50)
  Increase (decrease) due to change in:
    Receivables from agents                                                 (31)                (78)
    Receivable from reinsurers                                             (889)               (111)
    Policy acquisition costs, net                                        (8,275)             (5,492)
    Policy and contract claims                                            5,811                 867
    Policy reserves                                                      11,457               9,488
    Accounts payable and other liabilities                                2,505               2,879
    Federal income taxes recoverable                                     (1,229)                 48
    Accrued investment income                                              (118)               (320)
    Other, net                                                           (1,752)                 (3)
                                                                        --------            --------
      Cash provided by operations                                        14,721              12,352
Cash flow from (used in) investing activities:
    Proceeds from sales of bonds                                          6,224                  _
    Proceeds from sales of equity securities                             22,045                 530
    Maturities of investments                                             2,995               8,022
    Purchase of bonds                                                    (2,355)            (53,246)
    Purchase of equity securities                                          (193)             (4,477)
    Acquisition of property and equipment                                  (238)               (166)
                                                                        --------            --------
                                                                         28,478             (49,337)
      Cash used in investing
Cash flow from (used in) financing activities:
    Proceeds from exercise of stock options                                  11                  75
    Repayments of long-term debt                                           (192)               (190)
                                                                        --------            ---------
      Cash from (used in) financing                                        (181)               (115)
                                                                        --------            ---------
Increase (decrease) in cash and cash equivalents                         43,018             (37,100)
Cash balances:
    Beginning of period                                                  11,241              51,612
                                                                        --------            ---------
    End of period                                                       $54,259             $14,512
                                                                        --------            ---------
                                                                        --------            ---------

          See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998
(unaudited)
(amounts in thousands, except per share data)


The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 1997 of Penn Treaty American Corporation ("the Company").

In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods. Certain prior period amounts have been reclassified to conform to current period presentation.

   1.    Investments

         Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of March 31, 1998, shareholders' equity was increased by $4,526 due to unrealized gains of $6,858 in the investment portfolio. As of December 31, 1997, shareholders' equity was increased by $7,838 due to unrealized gains of $11,876 in the investment portfolio.

         The amortized cost and estimated market value of investments available for sale as of March 31, 1998 and December 31, 1997 are as follows:


                                   March 31, 1998                  December 31, 1997
                               -------------------------         --------------------------
                               Amortized      Estimated          Amortized       Estimated
                                 Cost       Market Value           Cost        Market Value
                               ---------    ------------         ---------     ------------
U.S. Treasury securities
 and obligations of U.S.
 Government authorities
 and agencies                  $161,639     $165,733              $163,277     $167,857

Obligations of states and
 political sub-divisions         27,663       26,879                30,515       32,152

Debt securities issued by
 foreign governments                204          205                   204          205

Corporate securities             75,219       78,665                77,319       77,934

Other debt securities               -            -                     -            -

Equities                          3,099        3,200                18,511       23,554

Policy Loans                         95           95                    85           85
                               --------     --------              --------      -------

Total Investments              $267,919     $274,777              $289,911     $301,787
                               --------     --------              --------      -------
                               --------     --------              --------      -------

Net unrealized gain               6,858                             11,876
                               --------                           --------

                               $274,777                           $301,787
                               --------                           --------
                               --------                           --------


   2.    New Accounting Principles:

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 130, "Reporting Comprehensive Income," which requires that changes in comprehensive income be shown in a financial statement with the same prominence as in other financial statements. While not mandating a specific financial statement format, Statement 130 requires that an amount representing total comprehensive income be reported for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes.

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

         In 1998, the FASB issued Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employer's disclosures about pension and other postretirement benefits. The Company expects that the adoption of Statement 132 will have no material impact on its financial condition or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended March 31, 1998 and 1997:
(amounts in thousands, except per share data)

         Accident and Health Premiums. First year accident and health premiums earned in the three month period ended March 31, 1998 (the "1998 quarter"), including long-term care and Medicare supplement, increased 41.7% to $17,106, compared to $12,071 in the same period in 1997 (the "1997 quarter"). First year long-term care premiums earned in the 1998 quarter increased 39.2% to $16,491, compared to $11,847 in the 1997 quarter. Management believes that it is no longer relevant to measure separate growth for nursing home and home health care policies given the Company's sale of comprehensive coverage plans and plans with attached riders. The Company attributes its growth to continued improvements in product offerings, which competitively meet the needs of the long term care marketplace. In addition, the Company actively recruits and trains agents to sell its products. First year Medicare supplement premiums earned by the Company in the 1998 quarter increased to $615 from $224 in the 1997 quarter. Although the Company does not actively solicit new Medicare supplement business, Management expects that this product line will continue to grow as a result of its complimentary mix with other long-term care products being sold.

Renewal accident and health premiums earned by the Company in the 1998 quarter increased 27.4% to $31,950, compared to $25,077 in the 1997 quarter. Renewal long-term care premiums earned in the 1998 quarter increased 28.1% to $31,119, compared to $24,289 in the 1997 quarter. This increase reflects renewals of a larger base of in-force policies. The Company believes that this increase also reflects an increase in persistency, or renewals as a percentage of total prior year business. Renewal Medicare supplement premiums in the 1998 quarter increased 5.4% to $831, compared to $788 in the 1997 quarter.

         Disability and Life Premiums. The Company posted $1,856 in disability income in the 1998 quarter, compared to $1,668 in the 1997 quarter. During the 1998 quarter, first year disability premiums were $440 and renewal premiums were $1,416. First year life premiums earned by the Company in the 1998 quarter decreased 20.6% to $208, compared to $262 in the 1996 quarter. Renewal life premiums earned by the Company in the 1998 quarter increased to $659, compared to $632 in the 1997 quarter.

         Net Investment Income. Net investment income earned by the Company for the 1998 quarter increased 18.9% to $4,627, from $3,893 for the 1997 quarter. During the 1998 quarter, the Company sold its entire common equity securities portfolio, or approximately $21,000 of invested assets. From this sale, the Company recognized an approximate $6,400 capital gain. Through its normal operations, the Company recognized an additional $315 of capital gains in the 1998 quarter due primarily to its desire to bolster fixed income investment earnings, which were normally lower from investments in dividend yielding equity securities.

         Benefits to Policyholders. Total benefits to policyholders in the 1998 quarter increased 35.3% to $34,283 compared to $25,331 in the 1997 quarter.

Accident and health benefits to policyholders, excluding disability benefits, in the 1998 quarter increased 36.3% to $32,801 compared to $24,058 in the 1997 quarter. The Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 66.9% in the 1998 quarter, compared to 64.8% in the 1997 quarter. The Company uses independent care managers to control claims in its home health care coverage. The amounts due to care management included in benefits to policyholders were approximately $300 or .6% and $200 or .5% of premiums in the 1998 and 1997 quarters, respectively. Disability benefits were $818 and $820 in the 1998 and 1997 quarters, or 44.1% and 49.1% of premiums, respectively.

         Commissions. Commissions to agents increased 34.5% to $17,366 in the 1998 quarter compared to $12,907 in the 1997 quarter.

First year commissions on accident and health business in the 1998 quarter increased 42.0% to $11,739, compared to $8,269 in the 1997 quarter, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 68.6% in the 1998 quarter and 68.5% in the 1997 quarter. First year commissions on life business in the 1998 quarter decreased 14.6% to $182, compared to $213 in the 1997 quarter, directly reflecting the Company's reduction in first year life premiums. The ratio of first year life commissions to first year life premiums was 87.5% in the 1998 quarter compared to 81.5% in the 1997 quarter.

Renewal commissions on accident and health business in the 1998 quarter increased 23.6% to $4,976, compared to $4,026 in the 1997 quarter, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.6% in the 1998 quarter and 16.1% in the 1997 quarter. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the agents. The ratio of disability commissions to disability premiums was 20.4% in the 1998 quarter, including 56.8% on first year premiums and 9.1% on renewal premiums, accounting for $379 in 1998 commissions, compared to $319 in the 1997 quarter.

         Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 1998 quarter increased 50.7% to $8,275 compared to $5,492 in the 1997 quarter, consistent with the growth of the Company's business. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. Generally, the deferral of policy acquisition costs remained consistent with the growth of premiums. Management believes that these costs are amortized more slowly in the 1998 quarter due to increased persistency of the policies on which the costs were incurred.

         General and Administrative Expenses. General and administrative expenses in the 1998 quarter increased 19.1% to $5,915, compared to $4,967 in the 1997 quarter. This increase is due to variable expense growth, yet is below the 30% rise in premiums. The Company attributes these savings to efficiencies in its processing and a reduction in ANIC expense of approximately $100 in the 1998 quarter.

         Provision for Federal Income Taxes. The provision for federal income taxes recorded by the Company for the 1998 quarter increased to $4,277, compared to $1,397 for the 1997 quarter. This increase is primarily attributable to the capital gains recognized on the sale of the

Company's equity portfolio. The effective tax rates of approximately 34% and 29% in the 1998 and 1997 quarters, respectively, are below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds.


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

         Statutory requirements allow insurers to pay dividends only from statutory earnings as approved by the state insurance commissioner. Statutory earnings are generally lower than publicly reported earnings due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. The Company has not and does not intend to pay shareholder dividends in the near future due to these requirements, choosing to retain statutory surplus to support continued premium growth.

         The Company's cash flows in the 1998 quarter were attributable to cash provided by operations, cash used in investing, and cash provided by financing. The Company's cash increased by approximately $43,000 in the 1998 quarter primarily due to the sale of approximately $22,000 of its equity securities portfolio and cash from operations of approximately $14,700. The major provider of cash from operations was premiums used to fund additions to reserves of approximately $17,200 in the 1998 quarter. The primary uses of cash were additions to policy acquisition costs of $8,275 and the purchase of bonds of $2,355.

         The Company's cash decreased by approximately $37,100 in the 1997 quarter primarily due to the purchase of approximately $57,700 of investments, which more than offset cash from operations of approximately $12,400. The major provider of cash from operations was additions to reserves of approximately $10,400 in the 1997 quarter.

         The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. The market value of the Company's bond portfolio represented approximately 102.5% of its cost at March 31, 1998, compared to 104.1% on December 31, 1997, with a current unrealized gain of $6,757 at March 31, 1998, compared to $6,833 on December 31, 1997. Its equity portfolio, which consisted solely of preferred stock at March 31, 1998, exceeded cost by $101, compared to $5,042 on December 31, 1997.

          As of March 31, 1998, shareholders' equity was increased by $4,526 due to unrealized gains of $6,858 in the investment portfolio. As of December 31, 1997, shareholders' equity was increased by $7,838 due to unrealized gains of $11,875 in the investment portfolio.

         The Company's debt currently consists primarily of a mortgage note in the approximate amount of $2,000 and $74,750 in convertible subordinated debt. The convertible debt, issued in

November 1996, is convertible at $28.44 per share until November 2003. The debt carries a fixed interest coupon of 6.25%, payable semi-annually. The mortgage note is currently amortized over 12 years, and has a balloon payment due on the remaining outstanding balance in September 1998. Although the note carries a variable interest rate, the Company has entered into an amortizing swap agreement with the same bank, with a notional amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest.

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

         Some of the information presented in this filing constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, the adequacy of the Company's loss reserves, the Company's ability to qualify new insurance products for sale in the states in which it is licensed and the acceptance of such products, the Company's ability to comply with government regulations, the ability of senior citizens to purchase the Company's products in light of the increasing costs of health care and the Company's ability to expand its network of productive independent agents.

New Accounting Principles

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 130, "Reporting Comprehensive Income," which requires that changes in comprehensive income be shown in a financial statement with the same prominence as in other financial statements. While not mandating a specific financial statement format, Statement 130 requires that an amount representing total comprehensive income be reported for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes.

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

         In 1998, the FASB issued Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employer's disclosures about pension and other postretirement benefits. The Company expects that the adoption of Statement 132 will have no material impact on its financial condition or results of operations.

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

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit 11 - Earnings Per Share Calculation
         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PENN TREATY AMERICAN CORPORATION
                                               --------------------------------
                                                          Registrant


Date:   May 8, 1998                            /s/ Irving Levit
        -----------                            --------------------------------
                                                         Irving Levit
                                                         President

Date:    May 8, 1998                           /s/ Michael F. Grill
         ------------------                    --------------------------------
                                                      Michael F. Grill
                                                      Treasurer