Form 10-Q
period 1998-06-30
PENN TREATY AMERICAN CORP
filed 1998-08-14
CIK 814181

                                            FORM 10-Q
                               SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, DC 20549

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

                                               or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
     ------------------------------   ---------------------------

Commission file number 0-13972

                        PENN TREATY AMERICAN CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

       PENNSYLVANIA                                 23-1664166
       ------------                                 ----------
(State or other jurisdiction of                (IRS Employer Identifi-
incorporation of organization)                     cation No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of August 4, 1998 was 7,803,492.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

The registrant's Unaudited Consolidated Balance Sheets, Statements of Operations and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 7 of this report, respectively. These financial statements represent the consolidation of the operations of the registrant, and its subsidiaries, Penn Treaty Network America Insurance Company ("PTNA"), Penn Treaty Life Insurance Company ("PTLIC"), American Network Insurance Company ("ANIC"), American Independent Network Insurance Company of New York and Senior Financial Consultants Company. PTNA, PTLIC, ANIC and AINIC, (collectively, "the Insurers"), are underwriters of long-term care insurance products. PTNA and PTLIC are also underwriters of life insurance products.

Effective December 31, 1997, PTLIC dividended its common stock ownership of PTNA to the registrant as a tax-exempt transaction. The registrant intends to sell the charter and insurance licenses of PTLIC on or before December 31, 1998. In the event it is not sold by that time, the charter will dissolve. No new business may be written by PTLIC prior to its sale.

                                     PENN TREATY AMERICAN CORPORATION
                                             AND SUBSIDIARIES
                                       Consolidated Balance Sheets
                            (amounts in thousands)


                                                                                         June 30,            December 31,
                                                                                           1998                  1997
                                                                                           ----                  ----
                                                                                       (unaudited)
                                    ASSETS

Investments:

  Bonds, available for sale at market (cost of $282,828 and $271,315, respectively)        $ 290,765         $ 278,148
  Equity securities at market value, (cost of $6,075 and $18,511, respectively)                6,220            23,554
  Policy loans                                                                                   101                85
                                                                                           ---------         ---------
    Total investments                                                                        297,086           301,787
Cash and cash equivalents                                                                     45,851            11,241
Property and equipment, at cost, less accumulated depreciation of
  $2,606 and $2,420, respectively                                                              9,006             8,753
Unamortized deferred policy acquisition costs                                                130,779           110,471
Receivables from agents, less allowance for
  uncollectable amounts of $130 and $130, respectively                                         1,173             1,107
Accrued investment income                                                                      4,322             4,112
Federal income tax recoverable                                                                 2,724             1,182
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $872 and $716, respectively                                      6,505             6,662
Present value of future profits acquired                                                       3,389             3,597
Receivable from reinsurers                                                                    12,610            10,542
Other assets                                                                                   6,293             6,318
                                                                                           ---------         ---------
    Total assets                                                                           $ 519,738         $ 465,772
                                                                                           ---------         ---------
                                                                                           ---------         ---------

                                  LIABILITIES
Policy reserves:
  Accident and health                                                                      $ 166,105         $ 139,963
  Life                                                                                         8,352             8,117
Policy and contract claims                                                                    88,841            78,142
Accounts payable and other liabilities                                                         7,283             6,192
Long-term debt                                                                                76,521            76,752
Deferred income taxes                                                                         29,454            23,850
                                                                                           ---------         ---------
    Total liabilities                                                                        376,556           333,016
                                                                                           ---------         ---------
Commitments and contingencies


                            SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding                     --                --
Common stock, par value $.10; 25,000 and 10,000
  shares authorized, 8,178 and 8,178 shares issued                                               818               818
Additional paid-in capital                                                                    53,271            53,194
Net unrealized appreciation of securities                                                      5,325             7,838
Retained earnings                                                                             85,474            72,612
                                                                                           ---------         ---------
                                                                                             144,888           134,462
Less 606 common shares held in treasury, at cost                                              (1,706)           (1,706)
                                                                                           ---------         ---------
                                                                                             143,182           132,756
                                                                                           ---------         ---------
    Total liabilities and shareholders' equity                                             $ 519,738         $ 465,772
                                                                                           ---------         ---------
                                                                                           ---------         ---------


          See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                                   (unaudited)
        (amounts in thousands, except per share data)



                                                                      Three Months Ended June 30,  Six Months Ended June 30,
                                                                             1998         1997        1998          1997
                                                                             ----         ----        ----          ----
 Revenue:
   Accident and health premiums                                           $  53,749    $  40,081    $ 104,662    $  78,897
   Life premiums                                                                854          981        1,721        1,875
                                                                          ---------    ---------    ---------    ---------
                                                                             54,603       41,062      106,383       80,772

   Net investment income                                                      4,950        4,103        9,576        7,997
   Net realized capital gains                                                    76          111        6,791          160
   Other income                                                                  89          101          164          180
                                                                          ---------    ---------    ---------    ---------
                                                                             59,718       45,377      122,914       89,109
 Benefits and expenses:
   Benefits to policyholders                                                 38,093       31,556       72,376       56,887
   Commissions                                                               19,666       13,439       37,030       26,345
   Net policy acquisition costs  deferred                                   (12,034)     (11,283)     (20,309)     (16,775)
   General and administrative expense                                         6,120        5,186       12,075       10,154
   Interest expense                                                           1,200        1,188        2,413        2,391
                                                                          ---------    ---------    ---------    ---------
                                                                             53,045       40,086      103,585       79,002
                                                                          ---------    ---------    ---------    ---------

 Income before federal income taxes                                           6,673        5,291       19,329       10,107
 Provision for federal income taxes                                           2,182        1,561        6,467        2,958
                                                                          ---------    ---------    ---------    ---------
     Net income                                                               4,491        3,730       12,862        7,149
                                                                          ---------    ---------    ---------    ---------

  Other comprehensive income:
     Unrealized holding gain (loss) arising during period                     1,286       (4,874)       2,983       (4,826)
     Income (tax) benefit from unrealized holdings                             (437)       1,657       (1,014)
                                                                                                                     1,641
     Reclassification adjustment for (gain) loss included in net income         (76)        (111)      (6,791)        (160)

     Income (tax) benefit from reclassification adjustment                       26           38        2,309           54
                                                                          ---------    ---------    ---------    ---------

     Comprehensive income                                                 $   5,290    $     440    $  10,349    $   3,858
                                                                          ---------    ---------    ---------    ---------
                                                                          ---------    ---------    ---------    ---------

Basic earnings per share                                                  $    0.59    $    0.50    $    1.70    $    0.95

Diluted earnings per share                                                $    0.51    $    0.45    $    1.39    $    0.86

 Weighted average number of shares outstanding                                7,573        7,524        7,573        7,520
 Weighted average number of shares outstanding (diluted)                     10,427       10,348       10,423       10,344
                                                                          ---------    ---------    ---------    ---------
                                                                          ---------    ---------    ---------    ---------



          See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        for the six months ended June 30,
                                   (unaudited)
                             (amounts in thousands)



                                                      1998        1997
                                                      ----        ----

Net cash flow from operating activities:
  Net income                                       $ 12,862    $  7,150
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                   365         558
    Deferred income taxes                             6,881       2,790
    Depreciation expense                                186         203
    Net realized capital gains                       (6,791)       (161)
  Increase (decrease) due to change in:
    Receivables from agents                             (66)        141
    Receivable from reinsurers                       (2,067)       (419)
    Policy acquisition costs, net                   (20,309)    (16,775)
    Policy and contract claims                       10,699       4,724
    Policy reserves                                  26,378      22,981
    Accounts payable and other liabilities            1,091          39
    Federal income taxes recoverable                 (1,542)        (67)
    Accrued investment income                          (210)       (487)
    Other, net                                           25      (1,508)
                                                   --------    --------
     Cash provided by operations                     27,502      19,169
Cash flow from (used in) investing activities:
  Proceeds from sales of bonds                       10,828       3,432
  Proceeds from sales of equity securities           22,045        --
  Maturities of investments                           5,792      11,328
  Purchase of bonds                                 (27,794)    (71,898)
  Purchase of equity securities                      (3,169)       --
  Acquisition of property and equipment                (440)       (357)
                                                   --------    --------
      Cash used in investing                          7,262     (57,495)

Cash flow from (used in) financing activities:
  Proceeds from excercise of stock options               77         406
  Repayments of long-term debt                         (231)       (216)
                                                   --------    --------
      Cash from (used in) financing                    (154)        190
                                                   --------    --------
Increase (decrease) in cash and cash equivalents     34,610     (38,136)
Cash balances:
  Beginning of period                                11,241      51,612
                                                   --------    --------
  End of period                                    $ 45,851    $ 13,476
                                                   --------    --------
                                                   --------    --------



          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998
(unaudited)
(amounts in thousands, except per share data)

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

1.   Investments

     Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of June 30, 1998, shareholders' equity was increased by $5,325 due to unrealized gains of $8,068 in the investment portfolio. As of December 31, 1997, shareholders' equity was increased by $7,838 due to unrealized gains of $11,876 in the investment portfolio.

     The amortized cost and estimated market value of investments available for sale as of June 30, 1998 and December 31, 1997 are as follows:



                                   June 30, 1998            December 31, 1997
                                   -------------            -----------------
                              Amortized      Estimated    Amortized    Estimated
                                Cost        Market Value     Cost      Market Value


U.S. Treasury securities
  and obligations of U.S
  Government authorities
  and agencies                 $165,152      $170,509      $163,277      $167,857

Obligations of states and
  political sub-divisions        26,542        25,716        30,515        32,152

Debt securities issued by
 foreign governments                205           205           204           205

Corporate securities             90,943        94,335        77,319        77,934

Equities                          6,075         6,220        18,511        23,554

Policy loans                        101           101            85            85
                               --------      --------      --------      --------

Total investments              $289,018      $297,086      $289,911      $301,788
                               --------      --------      --------      --------
                               --------      --------      --------      --------

Net unrealized gain               8,068                      11,877
                               --------                    --------
                              $ 297,086                    $301,788
                               --------                    --------
                               --------                    --------


2.   New Accounting Principles:

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 130, "Reporting Comprehensive Income," which requires that changes in comprehensive income be shown in a financial statement with the same prominence as in other financial statements. While not mandating a specific financial statement format, Statement 130 requires that an amount representing total comprehensive income be reported for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes. The Company has adopted Statement 130.

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

In 1998, the FASB issued Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employer's disclosures about pension and other postretirement benefits. The Company expects that the adoption of Statement 132, beginning in 1999, will have no material impact on its financial condition or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended June 30, 1998 and 1997:
(amounts in thousands, except per share data)

     Accident and Health Premiums. First year accident and health premiums earned in the three month period ended June 30, 1998 (the "1998 quarter"), including long-term care and Medicare supplement, increased 48.2% to $20,489, compared to $13,825 in the same period in 1997 (the "1997 quarter"). First year long-term care premiums earned in the 1998 quarter increased 48.4% to $19,966, compared to $13,455 in the 1997 quarter. The Company attributes its growth to continued improvements in product offerings, which competitively meet the needs of the long term care marketplace. In addition, the Company actively recruits and trains agents to sell its products. Management believes that the general public has become more educated regarding the benefits of long-term care insurance, which has added to its growth. First year Medicare supplement premiums earned by the Company in the 1998 quarter increased to $524 from $370 in the 1997 quarter. Although the Company does not actively solicit new Medicare supplement business, Management expects that this product line will only continue to grow as a result of its complimentary mix with other long-term care products being sold.

Renewal accident and health premiums earned by the Company in the 1998 quarter increased 28.5% to $31,580, compared to $24,567 in the 1997 quarter. Renewal long-term care premiums earned in the 1998 quarter increased 28.3% to $30,805, compared to $24,004 in the 1997 quarter. This increase reflects renewals of a larger base of in-force policies. The Company believes that this increase also reflects an increase in persistency (renewals as a percentage of total prior year business). Renewal Medicare supplement premiums in the 1998 quarter increased 37.5% to $774, compared to $563 in the 1997 quarter.

     Disability and Life Premiums. The Company posted $1,681 in disability income in the 1998 quarter, compared to $1,689 in the 1997 quarter. During the 1998 quarter, first year disability premiums were $237 and renewal premiums were $1,444. First year life premiums earned by the Company in the 1998 quarter decreased 37.0% to $187, compared to $297 in the 1997 quarter. Renewal life premiums earned by the Company in the 1998 quarter declined to $666, compared to $684 in the 1997 quarter.

     Net Investment Income. Net investment income earned by the Company for the 1998 quarter increased 20.6% to $4,950, from $4,103 for the 1997 quarter. Management attributes this growth to larger invested assets as a result of higher established reserves.

     Benefits to Policyholders. Total benefits to policyholders in the 1998 quarter increased 20.7% to $38,093 compared to $31,556 in the 1997 quarter.

Accident and health benefits to policyholders, excluding disability benefits, in the 1998 quarter increased 18.6% to $35,735 compared to $30,134 in the 1997 quarter. The Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 69.2% in the 1998 quarter, compared to 78.5% in the 1997 quarter. The 1997 loss ratio includes additions to reserves that resulted from changes in actuarial factors for the Company's newer products. These factors represent higher persistency levels for the Company's in-force policies. The Company uses independent care managers to control claims in its home health care coverage. The amounts due to care management included in benefits to policyholders were approximately $375 or .7% and $200 or .5% of premiums in the 1998 and 1997 quarters, respectively. Disability benefits were $925 and $767 in the 1998 and 1997 quarters, or 43.7% and 45.4% of premiums, respectively.

     Commissions. Commissions to agents increased 46.3% to $19,666 in the 1998 quarter, compared to $13,439 in the 1997 quarter.

First year commissions on accident and health business in the 1998 quarter increased 58.8% to $14,196, compared to $8,940 in the 1997 quarter, corresponding to the increase in first year accident and health premiums and to higher commission percentages being paid for new business as a result of policies issued to younger applicants. The ratio of first year accident and health commissions to first year accident and health premiums was 69.3% in the 1998 quarter and 64.7% in the 1997 quarter. First year commissions on life business in the 1998 quarter decreased 28.1% to $163, compared to $227 in the 1997 quarter, directly reflecting the Company's reduction in first year life premiums. The ratio of first year life commissions to first year life premiums was 87.2% in the 1998 quarter compared to 76.5% in the 1997 quarter. This ratio varies from quarter to quarter depending on the issuance of single premium policies, which typically pay a higher commission. First year commissions on disability policies were $141 or 59.4% of premiums in the 1998 quarter.

Renewal commissions on accident and health business in the 1998 quarter increased 27.4% to $4,944, compared to $3,880 in the 1997 quarter, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.7% in the 1998 quarter and 15.8% in the 1997 quarter. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the agents. Life renewal commissions were 13.5% of premiums in the 1998 quarter compared to 11.7% in the 1997 quarter. Renewal commissions of $131 were 9.1% of disability premiums in the 1998 quarter.

     Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 1998 quarter increased 6.7% to $12,034 compared to $11,283 in the 1997 quarter. The 1997 quarter is not indicative of a normal quarter, in that the Company's actuary reset the factors used to establish deferred costs for all of 1997 in order to account for increased persistency, resulting in higher expense deferrals. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. Generally, the deferral of policy acquisition costs remained consistent with the growth of premiums.

     General and Administrative Expenses. General and administrative expenses in the 1998 quarter increased 18.0% to $6,120, compared to $5,186 in the 1997 quarter. This increase was due to variable expense growth, yet is below the 33% rise in premiums. The Company attributes these savings to efficiencies in its processing areas, which enables fixed costs to better utilized.

     Provision for Federal Income Taxes. The provision for federal income taxes recorded by the Company for the 1998 quarter increased to $2,182, compared to $1,561 for the 1997 quarter. This increase is primarily attributable to the Company's higher anticipated tax rates due to lower tax-exempt bond holdings and reduced small life company exemptions. The effective tax rates of approximately 33% and 30% in the 1998 and 1997 quarters, respectively, are below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds.


Six Months Ended June 30, 1998 and 1997:
(amounts in thousands, except per share data)

     Accident and Health Premiums. First year accident and health premiums earned in the six month period ended June 30, 1998 (the "1998 period"), including long-term care and Medicare supplement, increased 45.9% to $37,786, compared to $25,897 in the same period in 1997 (the "1997 period"). First year long-term care premiums earned in the 1998 period increased 44.8% to $36,647, compared to $25,302 in the 1997 period. Management believes that it is no longer relevant to measure separate growth for nursing home and home health care policies given the Company's sale of comprehensive coverage plans and base plans with attached riders. The Company attributes its growth to continued improvements in product offerings, which competitively meet the needs of the long term care marketplace. In addition, the Company actively recruits and trains agents to sell its products. First year Medicare supplement premiums earned by the Company in the 1998 quarter increased to $1,139 from $594 in the 1997 quarter. Although the Company does not actively solicit new Medicare supplement business, Management expects that this product line will only continue to grow as a result of its complimentary mix with other long-term care products being sold.

Renewal accident and health premiums earned by the Company in the 1998 period increased 27.9% to $63,530, compared to $49,643 in the 1997 period. Renewal long-term care premiums earned in the 1998 period increased 28.2% to $61,925, compared to $48,292 in the 1997 period. This increase reflects renewals of a larger base of in-force policies. The Company believes that this increase also reflects an increase in persistency (renewals as a percentage of total prior year business). Renewal Medicare supplement premiums in the 1998 period increased 18.8% to $1,605, compared to $1,351 in the 1997 period.

     Disability and Life Premiums. The Company posted $3,345 in disability income in the 1998 period, compared to $3,358 in the 1997 period. During the 1998 period, first year disability premiums were $486 and renewal premiums were $2,859. First year life premiums earned by the Company in the 1998 period decreased 29.3% to $395, compared to $559 in the 1997 period. Renewal life premiums earned by the Company in the 1998 period increased to $1,326, compared to $1,316 in the 1997 period.


     Net Investment Income. Net investment income earned by the Company for the 1998 period increased 19.7% to $9,576, from $7,997 for the 1997 period. During the 1998 period, the Company sold its entire common equity securities portfolio, or approximately $22,000 of invested assets. From this sale, the Company recognized an approximate $6,500 capital gain. The Company has focused its short-term investment strategy upon fixed income securities in order to increase realized income.

     Benefits to Policyholders. Total benefits to policyholders in the 1998 period increased 27.2% to $72,376 compared to $56,887 in the 1997 period.

Accident and health benefits to policyholders, excluding disability benefits, in the 1998 period increased 27.8% to $68,536, compared to $53,643 in the 1997 period. The Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 68.1% in the 1998 period, compared to 71.0% in the 1997 period. The Company uses independent care managers to monitor and control claims in its home health care coverage. The amounts due to care management included in benefits to policyholders were approximately $675 or .6% and $400 or .5% of premiums in the 1998 and 1997 periods, respectively. Disability benefits were $1,743 and $1,586 in the 1998 and 1997 periods, or 43.9% and 47.2% of premiums, respectively.

     Commissions. Commissions to agents increased 40.6% to $37,030 in the 1998 period compared to $26,345 in the 1997 period.

First year commissions on accident and health business in the 1998 period increased 51.3% to $26,042, compared to $17,209 in the 1997 period, corresponding to the increase in first year accident and health premiums and to the issuance of younger age policies, which typically pay a higher first year commission rate. The ratio of first year accident and health commissions to first year accident and health premiums was 68.9% in the 1998 period and 66.5% in the 1997 period. First year commissions on life business in the 1998 period decreased 21.3% to $346, compared to $440 in the 1997 period. The ratio of first year life commissions to first year life premiums was 87.4% in the 1998 period compared to 78.8% in the 1997 period. First year disability commissions, at 58.6% of premiums, were $285 in the 1998 period.

Renewal commissions on accident and health business in the 1998 period increased 25.5% to $9,920, compared to $7,906 in the 1997 period, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.6% in the 1998 period and 15.9% in the 1997 period. The ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the agents. The ratio of renewal disability commissions to disability premiums was 9.1% in the 1998 period, accounting for $259 in 1998 commissions, compared to $254 in the 1997 period.

     Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 1998 period increased 21.1% to $20,309 compared to $16,775 in the 1997 period, consistent with the growth of the Company's business. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. Generally, the deferral of policy acquisition costs remained consistent with the growth of premiums. Management believes that these costs are amortized more slowly in the 1998 period due to increased persistency of the policies on which the costs were incurred.

     General and Administrative Expenses. General and administrative expenses in the 1998 period increased 18.9% to $12,075, compared to $10,154 in the 1997 period. This increase was due to variable expense growth yet is below the 30.0% rise in premiums. The Company attributes these savings to efficiencies in its processing and reduction in ANIC expense of approximately $260 in the 1998 period.

     Provision for Federal Income Taxes. The provision for federal income taxes recorded by the Company for the 1998 period increased 118.7% to $6,467, compared to $2,958 for the 1997 period. This increase is primarily attributable to the capital gains recognized on the sale of the Company's equity portfolio. The effective tax rates of approximately 33.5% and 29.3% in the

1998 and 1997 periods, respectively are below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds.


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

The Company's cash flows in the 1998 period were attributable to cash provided by operations, cash used in investing, and cash provided by financing. The Company's cash increased by approximately $34,610 in the 1998 period primarily due to the sale of approximately $22,045 of its equity securities portfolio and cash from operations of approximately $27,502. The major provider of cash from operations was premiums used to fund additions to reserves of approximately $37,077 in the 1998 period. The primary uses of cash were additions to policy acquisition costs of $20,309 and the purchase of bonds of $27,794.

The Company's cash decreased by approximately $38,136 in the 1997 period primarily due to the purchase of approximately $71,898 of investments, which more than offset cash from operations of approximately $19,169. The major provider of cash from operations was premiums used to fund additions to reserves of approximately $27,705 in the 1997 period.

The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. The market value of the Company's bond portfolio represented approximately 102.8% of its cost at June 30, 1998, compared to 102.5% at December 31, 1997, with a current unrealized gain of $7,923 at June 30, 1998, compared to $6,832 at December 31, 1997. Its equity portfolio, which consisted primarily of preferred stock at June 30, 1998, exceeded cost by $145, compared to 5,043 on December 31, 1997.

As of December 31, 1997, shareholders' equity was increased by approximately $7,838 due to unrealized gains in the investment portfolio. As of June 30, 1998, shareholders' equity was increased by approximately $5,325 due to unrealized gains in the investment portfolio.

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

New Accounting Principles:

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 130, "Reporting Comprehensive Income," which requires that changes in comprehensive income be shown in a financial statement with the same prominence as in other financial statements. While not mandating a specific financial statement format, Statement 130 requires that an amount representing total comprehensive income be reported for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes. The Company has adopted Statement 130.

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

In 1998, the FASB issued Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employer's disclosures about pension and other postretirement benefits. The Company expects that the adoption of Statement 132, beginning in 1999, will have no material impact on its financial condition or results of operations.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 22, 1998. At such meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

     (1) Election of three persons to the Company's Board of Directors as Class I Directors to serve until the 2001 Annual Meeting of Shareholders and until their successors are elected and have been qualified.

                                  Glen A. Levit

   5,685,741      Affirmative           0      Negative
   ---------                       ------
           0      Withheld         97,364      Abstentions and broker non-votes
   ---------                       ------


                                  Emile Ilchuck
   5,685,911      Affirmative           0      Negative
   ---------                       ------
           0      Withheld         97,194      Abstentions and broker non-votes
   ---------                       ------

                                  Jack D. Baum
   5,685,511      Affirmative           0      Negative
   ---------                       ------
           0      Withheld         97,594      Abstentions and broker non-votes
   ---------                       ------

     (2) Ratification of the selection of Coopers & Lybrand L.L.P. as independent public accountants for the Company and its subsidiaries for the year ending December 31, 1998.

   5,712,074      Affirmative      63,340      Negative
   ---------                       ------
           0      Withheld          7,691      Abstentions and broker non-votes
   ---------                       ------

     (3) Adoption of the Penn Treaty American Corporation 1998 Employee Incentive Stock Option Plan.

   3,835,068      Affirmative   1,280,640      Negative
   ---------                    ---------
           0      Withheld         17,937      Abstentions and broker non-votes


Item 5. Other Information

     On May 11, 1998, the Company entered into a Change of Control Employment Agreement with the following Director and Officer:

     Cameron B. Waite, Chief Financial Officer


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 10.46 - Material Contract with Cameron B. Waite
     Exhibit 10.47 - Penn Treaty American Corporation 1998 Incentive Stock
                     Option Plan
     Exhibit 11 - Earnings Per Share Calculation
     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the quarter ending June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PENN TREATY AMERICAN CORPORATION
                                      --------------------------------
                                      Registrant


Date   August 12, 1998                /s/  Irving Levit
       ---------------                     ------------
                                           Irving Levit
                                           President

Date   August 12, 1998                /s/  Michael  F. Grill
       ---------------                     -----------------
                                           Michael F. Grill
                                           Treasurer