Form 10-Q
period 1998-09-30
PENN TREATY AMERICAN CORP
filed 1998-11-13
CIK 814181

                              FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
     ------------------------------    --------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      --   --

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of November 2, 1998 was 7,804,392.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

The registrant's Unaudited Consolidated Balance Sheets, Statements of Operations and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 7 of this report, respectively. These financial statements represent the consolidation of the operations of the registrant, and its subsidiaries, Penn Treaty Network America Insurance Company ("PTNA"), Penn Treaty Life Insurance Company ("PTLIC"), American Network Insurance Company ("ANIC"), American Independent Network Insurance Company of New York ("AINIC") and Senior Financial Consultants Company. PTNA, PTLIC, ANIC and AINIC, (collectively, "the Insurers"), are underwriters of long-term care insurance products. PTNA and PTLIC are also underwriters of life insurance products.

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

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                                September 30,  December 31,
                                                                                    1998           1997
                                                                                    ----           ----
                                                                                (unaudited)
                                     ASSETS

Investments:
  Bonds, available for sale at market (cost of $305,464 and $271,315,
  respectively)                                                                 $ 321,615      $ 278,148
  Equity securities at market value, (cost of $10,880 and $18,511, respectively)   10,837         23,554
  Policy loans                                                                        104             85
                                                                                ---------      ---------
    Total investments                                                             332,556        301,787
Cash and cash equivalents                                                          34,622         11,241
Property and equipment, at cost, less accumulated depreciation of
  $2,656 and $2,399, respectively                                                   9,415          8,753
Unamortized deferred policy acquisition costs                                     142,921        110,471
Receivables from agents, less allowance for
  uncollectable amounts of $130 and $130, respectively                              1,369          1,107
Accrued investment income                                                           4,964          4,112
Federal income tax recoverable                                                        587          1,182
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $772 and $716, respectively                           5,956          6,662
Present value of future profits acquired                                            3,285          3,597
Receivable from reinsurers                                                         12,077         10,542
Other assets                                                                        5,821          6,318
                                                                                ---------      ---------
    Total assets                                                                $ 553,573      $ 465,772
                                                                                ---------      ---------
                                                                                ---------      ---------
                                  LIABILITIES
Policy reserves:
  Accident and health                                                           $ 179,695      $ 139,963
  Life                                                                              8,378          8,117
Policy and contract claims                                                         95,500         78,142
Accounts payable and other liabilities                                              8,176          6,192
Long-term debt                                                                     76,502         76,752
Deferred income taxes                                                              31,743         23,850
                                                                                ---------      ---------
    Total liabilities                                                             399,994        333,016
                                                                                ---------      ---------

                             SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding          -              -
Common stock, par value $.10; 25,000 and 10,000
  shares authorized, 8,186 and 8,178 shares issued                                    818            818
Additional paid-in capital                                                         53,301         53,194
Net unrealized appreciation of securities                                          10,632          7,838
Retained earnings                                                                  90,534         72,612
                                                                                ---------      ---------
                                                                                  155,285        134,462
Less 606 common shares held in treasury, at cost                                   (1,706)        (1,706)
                                                                                ---------      ---------
                                                                                  153,579        132,756
                                                                                ---------      ---------
    Total liabilities and shareholders' equity                                  $ 553,573      $ 465,772
                                                                                ---------      ---------
                                                                                ---------      ---------

        See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                                   (unaudited)
                  (amounts in thousands, except per share data)



                                                           Three Months Ended September 30,   Nine Months Ended September 30,
                                                                1998           1997              1998           1997
                                                                ----           ----              ----           ----

 Revenue:
   Accident and health premiums                               $ 57,575      $ 41,533          $ 162,237      $ 120,430
   Life premiums                                                   830           908              2,551          2,782
                                                              --------      --------          ---------      ---------
                                                                58,405        42,441            164,788        123,212

   Net investment income                                         5,432         4,585             15,008         12,581
   Net realized capital gains                                      532           775              7,323            935
   Other income                                                     75           125                239            305
                                                              --------      --------          ---------      ---------
                                                                64,444        47,926            187,358        137,033
 Benefits and expenses:
   Benefits to policyholders                                    40,535        29,510            112,911         86,370
   Commissions                                                  20,655        14,166             57,685         40,511
   Net policy acquisition costs  deferred                      (12,141)       (8,186)           (32,450)       (24,961)
   General and administrative expense                            6,765         5,325             18,840         15,478
   Interest expense                                              1,173         1,193              3,586          3,584
                                                              --------      --------          ---------      ---------
                                                                56,987        42,008            160,572        120,982
                                                              --------      --------          ---------      ---------

 Income before federal income taxes                              7,457         5,918             26,786         16,051
 Provision for federal income taxes                              2,399         1,746              8,866          4,70
                                                              --------      --------          ---------      ---------
     Net income                                                  5,058         4,172             17,920         11,348
                                                              --------      --------          ---------      ---------

  Other comprehensive income:
     Unrealized holding gain (loss) arising during period        8,594        (3,033)            11,577          2,876
     Income (tax) benefit from unrealized holdings              (2,922)        1,031             (3,936)          (978)
     Reclassification adjustment for (gain) loss included
     in net income                                                (532)         (775)            (7,323)          (935)
     Income (tax) benefit from reclassification adjustment         181           264              2,490            318
                                                              --------      --------          ---------      ---------
     Comprehensive income                                     $ 10,379      $  1,659          $  20,728      $  12,629
                                                              --------      --------          ---------      ---------
                                                              --------      --------          ---------      ---------

Basic earnings per share                                      $   0.67      $   0.55          $    2.37      $    1.51
Diluted earnings per share                                    $   0.57      $   0.49          $    1.96      $    1.35

 Weighted average number of shares outstanding                   7,580         7,551              7,575          7,531
 Weighted average number of shares outstanding (diluted)        10,421        10,425             10,407         10,381



        See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30,
                                   (unaudited)
                             (amounts in thousands)

                                                          1998        1997
                                                          ----        ----

Net cash flow from operating activities:
  Net income                                           $ 17,920    $ 11,348
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                       816         829
    Policy acquisition costs, net                       (32,450)    (24,961)
    Deferred income taxes                                 6,652       4,184
    Depreciation expense                                    284         316
    Net realized capital gains                           (7,323)       (935)
  Increase (decrease) due to change in:
    Receivables from agents                                (262)        (30)
    Receivable from reinsurers                           (1,535)       (487)
    Policy and contract claims                           17,358       6,189
    Policy reserves                                      39,993      34,173
    Accounts payable and other liabilities                1,984       1,129
    Federal income taxes recoverable                        595         (24)
    Accrued investment income                              (852)       (799)
    Other, net                                              479      (1,918)
                                                       --------    --------
      Cash provided by operations                        43,659      29,014
Cash flow from (used in) investing activities:
  Proceeds from sales of bonds                           35,060      13,575
  Proceeds from sales of equity securities               22,640       2,672
  Maturities of investments                              14,919      15,796
  Purchase of bonds                                     (83,384)    (89,942)
  Purchase of equity securities                          (8,026)     (8,573)
  Acquisition of property and equipment                  (1,345)       (946)
                                                       --------    --------
      Cash used in investing                            (20,136)    (67,418)
Cash flow from (used in) financing activities:
  Proceeds from exercise of stock options                   108         477
  Repayments of long-term debt                             (250)       (254)
                                                       --------    --------
      Cash from (used in) financing                        (142)        223
                                                       --------    --------
Increase (decrease) in cash and cash equivalents         23,381     (38,181)
Cash balances:
  Beginning of period                                    11,241      51,613
                                                       --------    --------
  End of period                                        $ 34,622    $ 13,432
                                                       --------    --------
                                                       --------    --------

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998
(unaudited)

The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in Penn Treaty American Corporation's ("the Company's") Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods. Certain prior period amounts have been reclassified to conform with current period presentation.

1.       Investments

           Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of September 30, 1998, shareholders' equity was increased by $10,646 due to unrealized gains of $16,109 in the investment portfolio. As of December 31, 1997, shareholders' equity was increased by $7,838 due to unrealized gains of $11,876 in the investment portfolio.

           The  amortized  cost  and  estimated   market  value  of  investments
           available for sale as of September 30, 1998 and December 31, 1997 are as follows:

                                     September 30, 1998             December 31, 1997
                                     ------------------             -----------------
                                  Amortized      Estimated       Amortized       Estimated
                                    Cost        Market Value        Cost       Market Value

   U.S. Treasury securities
     and obligations of U.S.
     Government authorities
     and agencies                 $  149,657    $  160,013       $  163,277    $  167,856

   Obligations of states and
     political sub-divisions
                                      22,454        21,915           30,515        32,152

   Debt securities issued by
    foreign governments
                                         205           208              204           205

   Corporate securities
                                     133,147       139,479           77,319        77,934

   Equities
                                      10,880        10,837           18,511        23,554
   Policy Loans
                                         104           104               85            85
                                        ----          ----              ---            --

   Total Investments              $  316,427    $  332,556       $  289,911    $  301,787
                                  ----------    ----------       ----------    ----------
                                  ----------    ----------       ----------    ----------

   Net unrealized gain                16,109                         11,876
                                  ----------                     ----------
                                  $  332,556                     $  301,787
                                  ----------                     ----------
                                  ----------                     ----------

2.       New Accounting Principle:

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

The FASB also issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement, which supersedes Statement 14, Financial Reporting for Segments of a Business Enterprise, changes the way public companies report information about segments. The Statement, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for periods beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. Statement 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. The Company expects to report segment information for only its primary product of long-term care insurance. It's other products, including disability and life insurance, comprise an immaterial portion of the Company's total revenues. The Company expects to report segment information for only its primary product of long-term care insurance. It's other products, including disability and life insurance, comprise an immaterial portion of the Company's total revenues. The Company believes that the adoption of Statement 131 will not have a material impact on its financial condition or results of operations.

In 1998, the FASB issued Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employer's disclosures about pension and other postretirement benefits. The Company expects that the adoption of Statement 132, which is effective for fiscal periods beginning after December 15, 1997, will have no material impact on its financial condition or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 1998 and 1997:
(amounts in thousands, except per share data)

     Accident and Health Premiums. First year accident and health premiums earned in the three month period ended September 30, 1998 (the "1998 quarter"), including long-term care and Medicare supplement, increased 49.2% to $21,173, compared to $14,192 in the same period in 1997 (the "1997 quarter"). First year long-term care premiums earned in the 1998 quarter increased 51.2% to $20,837, compared to $13,784 in the 1997 quarter. These results reflect increased market demand for the Company's newest products, which include nursing home coverage with attached home health care riders, and its Assisted Living and Personal Freedom policies, which combine the benefit coverage of skilled, assisted living and custodial nursing home and home health care protection under one benefit plan. The Company introduced these plans in late 1996 and management believes this increase is indicative of the growing need for comprehensive coverage. First year Medicare supplement premiums earned by the Company in the 1998 quarter decreased to $336 from $408 in the 1997 quarter. Total new business for this product remains low due to the Company's continued reduced emphasis of its Medicare supplement products because of lower profit margins associated with this line of business.

Renewal accident and health premiums earned by the Company in the 1998 quarter increased 35.5% to $34,714, compared to $25,626 in the 1997 quarter. Renewal long-term care premiums earned in the 1998 quarter increased 35.1% to $33,854, compared to $25,049 in the 1997 quarter. This increase reflects renewals of a larger base of in-force policies. In recent years, the Company has experienced significant growth in first year premium sales, which produces increased renewal rates in subsequent years.

     Disability and Life Premiums. The Company earned $1,688 in disability premium in the 1998 quarter, compared to $1,714 in the 1997 quarter. During the 1998 quarter, first year disability premiums were $238 and renewal premiums were $1,450. First year life premiums earned by the Company in the 1998 quarter decreased 16.2% to $227, compared to $271 in the 1997 quarter. Renewal life premiums earned by the company in the 1998 quarter declined to $603, compared to $637 in the 1997 quarter.

     Net Investment Income. Net investment income earned by the Company for the 1998 quarter increased 18.5% to $5,432, from $4,585 for the 1997 quarter. Management attributes this growth to larger invested assets, which continue to grow with increased premiums. New investments have been made at lower rates than in the past due to reduced market interest rates.

     Benefits to Policyholders. Total benefits to policyholders in the 1998 quarter increased 37.4% to $40,535 compared to $29,510 in the 1997 quarter.

Accident and health benefits to policyholders, excluding disability benefits, in the 1998 quarter increased 40.1% to $39,374 compared to $28,098 in the 1997 quarter. The Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 71.6% in the 1998 quarter, compared to 70.6% in the 1997 quarter. This increase is for maturing business and is within Management's expectations. In the 1998 quarter, incurred claims as a percentage of accident and health premiums were 47.6% compared to

42.1% in the 1997 quarter. The incurred loss ratio has increased due to the establishment of higher claim reserves per newly opened claim. The Company's paid loss ratio has declined to 34.0% in the 1998 quarter, compared to 38.0% in the 1997 quarter. The Company uses independent care managers to control claims in its home health care coverage. The amounts due to care management included in benefits to policyholders were approximately $525 or .9% and $300 or .8% of premiums in the 1998 and 1997 quarters, respectively.

     Commissions. Commissions to agents increased 45.8% to $20,655 in the 1998 quarter compared to $14,166 in the 1997 quarter.

     First year commissions on accident and health business in the 1998 quarter increased 54.0% to $14,743 compared to $9,576 in the 1997 quarter, corresponding to the increase in first year accident and health premiums and an increase in younger (below age 65) policies being sold at higher first year commissions. The ratio of first year accident and health commissions to first year accident and health premiums was 69.6% in the 1998 quarter and 67.5% in the 1997 quarter. First year commissions on life business in the 1998 quarter decreased 45.7% to $133, compared to $245 in the 1997 quarter. First year disability commissions, at 57.9% of premiums, were $138 in the 1998 quarter, compared to 59.4% of premiums in the 1997 quarter.

Renewal commissions on accident and health business in the 1998 quarter increased 55.1% to $6,142, compared to $3,959 in the 1997 quarter, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 17.7% in the 1998 quarter and 15.4% in the 1997 quarter. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the agents. Life renewal commissions were 9.7% of premiums in the 1998 quarter compared to 11.7% in the 1997 quarter. Renewal commissions of $131 were 9.1% of disability premiums.

     Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 1998 quarter increased 48.3% to $12,141 compared to $8,186 in the 1997 quarter. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. Cost deferrals are higher in the current period due to the deferral of higher commissions and longer than anticipated policy duration.

     General and Administrative Expenses. General and administrative expenses in the 1998 quarter increased 27.0% to $6,765, compared to $5,325 in the 1997 quarter. This increase was due to variable expense growth, yet is below the 37.6% rise in premiums. The Company attributes these savings to efficiencies in its processing areas and to utilization of its existing capacity.

     Provision for Federal Income Taxes. The provision for federal income taxes recorded by the Company for the 1998 quarter increased 37.4% to $2,399, compared to $1,746 for the 1997 quarter. This increase is primarily attributable to the Company's higher anticipated tax rates due to lower tax-exempt bond holdings and reduced small life company exemptions. The effective tax rates of approximately 32% and 30% in the 1998 and 1997 quarters, respectively, are below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds.

Nine Months Ended September 30, 1997 and 1996:
(amounts in thousands, except per share data)

     Accident and Health Premiums. First year accident and health premiums earned in the nine month period ended September 30, 1998 (the "1998 period"), including long-term care and Medicare supplement, increased 47.1% to $58,959, compared to $40,088 in the same period in 1997 (the "1997 period"). First year long-term care premiums earned in the 1998 period increased 47.1% to $57,484, compared to $39,086 in the 1997 period. These results reflect increased market demand for the Company's newest products, which include nursing home coverage with attached home health care riders, and its Assisted Living and Personal Freedom policies, which combine the benefit coverage of skilled, assisted living and custodial nursing home and home health care protection in one comprehensive benefit plan. Management believes this increase is indicative of the growing need for comprehensive coverage following its late 1996 introduction of the plans. First year Medicare supplement premiums earned by the Company in the 1998 period increased to $1,475 from $1,002 in the 1997 period.

Renewal accident and health premiums earned by the Company in the 1998 period increased 31.5% to $101,207, compared to $76,984 in the 1997 period. Renewal long-term care premiums earned in the 1998 period increased 31.6% to $98,742, compared to $75,055 in the 1997 period. This increase reflects renewals of a larger base of in-force policies and continued increases in persistency (renewals as a percentage of total prior year business). The Company has also experienced significant growth in recent years of first year premiums, which is now reflected in renewals. Renewal Medicare supplement premiums in the 1998 period increased 27.8% to $2,465, compared to $1,928 in the 1997 period.

Disability and Life Premiums. The Company earned $5,033 in disability premium in the 1998 period. During the 1998 period, first year disability premiums were $724 and renewal premiums were $4,309. First year life premiums earned by the Company in the 1998 period decreased 24.9% to $623, compared to $829 in the 1997 period. Renewal life premiums earned by the Company in the 1998 period increased to $2,551, compared to $1,953 in the 1997 period.

     Net Investment Income. Net investment income earned by the Company for the 1998 period increased 19.3% to $15,008, from $12,581 for the 1997 period. This increase was primarily the result of higher investable assets. This growth however was reduced by the lower interest rate environment available for investments made during the 1998 period. The Company also recognized $7,323 of capital gains during the 1998 period as a result of the sale of its equities and tax-free bond portfolios. Benefits to Policyholders. Total benefits to policyholders in the 1998 period increased 31.0% to $112,911 compared to $86,370 in the 1997 period.

Accident and health benefits to policyholders, excluding disability benefits, in the 1998 period increased 30.7% to $107,910 compared to $82,290 in the 1997 period. The Company's accident and health loss ratio (the ratio of benefits to policyholders to total accident and health premiums) was 69.3% in the 1998 period, compared to 71.3% in the 1997 period. Although Management normally expects the loss ratio to grow year over year, the 1997 period included actuarial factor adjustments that temporarily increased the loss ratio in that period. The Company uses independent care managers to monitor and control claims in its home health care coverage. The amounts due to care management included in benefits to policyholders were approximately $1,200 or .7% and $700 or .7% of premiums in the 1998 and 1997 periods, respectively.

     Commissions. Commissions to agents increased 42.4% to $57,685 in the 1998 period compared to $40,511 in the 1997 period.

First year  commissions  on  accident  and health  business  in the 1998  period increased 52.3% to $40,784, compared to $26,785 in the 1997 period, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 69.2% in the 1998 period and 66.8% in the 1997 period. First year commissions on life business in the 1998 period decreased 30.2% to $478, compared to $685 in the 1997 period. The ratio of first year life commissions to first year life premiums was 76.8% in the 1998 period compared to 82.6% in the 1997 period. First year disability commissions, at 58.3% of premiums, were $423 in the 1998 period, compared to $560 in the 1997 period.

Renewal commissions on accident and health business in the 1998 period increased 35.4% to $16,062, compared to $11,865 in the 1997 period, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.9% in the 1998 period and 15.4% in the 1997 period. Life renewal commissions were 9.3% of premiums in the 1998 period compared to 12.0% in the 1997 period. Renewal commissions of $391 were 9.1% of disability premiums.

     Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 1998 period increased 30.0% to $32,450 compared to $24,961 in the 1997 period, consistent with the growth of the Company's business. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. Generally, the deferral of policy acquisition costs remained consistent with the growth of premiums.

     General and Administrative Expenses. General and administrative expenses in the 1998 period increased 21.7% to $18,840, compared to $15,479 in the 1997 period. This increase was due to variable expense growth related to the rise in premiums, including premium taxes and costs related to underwriting new policies.

     Provision for Federal Income Taxes. The provision for federal income taxes recorded by the Company for the 1998 period increased 88.5% to $8,866, compared to $4,703 for the 1997 period. This increase is primarily attributable to the capital gains recognized on the sale of the Company's equity portfolio. The effective tax rates of approximately 33.1% and 29.3% in the 1998 and 1997 periods, respectively are below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds.

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

The Company's cash flows in the 1998 period were attributable to cash used in by operations, cash used in investing, and cash provided by financing. The Company's cash increased by $23,381 in the 1998 period primarily due to the sale of $22,640 of its equity securities portfolio and cash from operations of $43,659. The major provider of cash from operations was premiums, which were used to fund additions to reserves of $57,352 in the 1998 period. The major uses of cash were commissions paid to agents and the purchase of bonds of $83,384.

The Company's cash decreased by approximately $38,181 in the 1997 period primarily due to the purchase of approximately $98,515 of investments, which more than offset cash from operations of approximately $29,014. The major provider of cash from operations was premiums used to fund additions to reserves of approximately $40,363 in the 1997 period.

The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. The market value of the Company's bond portfolio represented 105.3% of its cost at September 30, 1998, compared to 102.5% at December 31, 1997, with a current unrealized gain of $16,152 at September 30, 1998, compared to $6,833 at December 31, 1997. Its equity portfolio, at September 30, 1998, was below cost by $43, compared to $5,043 above cost on December 31, 1997, reflecting the sale and capture of $7,323 in capital gains during 1998. As of December 31, 1997, shareholders' equity was increased by $7,838 due to unrealized gains in the investment portfolio. As of September 30, 1998, shareholders' equity was increased by $10,646 due to unrealized gains in the investment portfolio.

The Company's debt currently consists primarily of a mortgage note in the approximate amount of $2,000 and $74,750 in convertible subordinated debt. The convertible debt, issued in November 1996, is convertible at $28.44 per share, and unless converted, is outstanding until November 2003. The debt carries a fixed interest coupon of 6.25%, payable semi-annually. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in September 2003. Although the note carries a variable interest rate, the Company has entered into an amortizing swap agreement with the same bank, with a notional amount equal to the outstanding debt, which has the effect of converting the note to a 6.85% fixed rate of interest.

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

In the event (i) the Company fails to maintain minimum loss ratios calculated in accordance with statutory guidelines, (ii) the Company fails to meet other requirements mandated and enforced by regulatory authorities, (iii) the Company has adverse claims experience in the future, (iv) the Company is unable to obtain additional financing to support future growth, (v) the economy continues to effect the buying powers of senior citizens, or (vi) the Company fails to maintain its current ratings from A. M. Best or Standard & Poor's, the Company's results of operations, liquidity and capital resources could be adversely affected.


Year 2000

As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to accurately process certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, billing, processing, sales or financial chains.

The Company and each of its subsidiaries are in the process of implementing a Y2K readiness program with the objective of having all of their significant operations functioning properly with respect to Y2K before January 1, 2000. The first component of the Y2K project was to identify all systems and hardware, which would be impacted by the Y2K issue. This portion of the project has been completed for the Company and for all of its subsidiaries.

The second component of the Y2K project involves the actual remediation and replacement of various systems and hardware, which will be affected by the Y2K issue. The Company and its insurance subsidiaries are using both internal and external resources to complete this process. Each system has been assigned a priority for Y2K completion, beginning with the most critical projects. Many application systems, which are not Y2K compliant, have been slated for replacement with a new Y2K compliant system. The Company expects to complete the installation and conversion to these new systems by the summer of 1999.

As part of the Y2K project, significant service providers, vendors, suppliers, and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their level of readiness through questionnaires, interviews, on-site visits and other available means.

Because of the reliance upon new application systems to alleviate the risk of business operations due to the Y2K issue, the Company cannot guarantee that these systems will be implemented successfully or in a timely fashion. In the event that one or all of these new system conversions are unsuccessful, the Company could experience interruptions in its business operations which are critical to its ongoing profitability and sustainability. However, the Company believes that its efforts in converting to new systems will be successful, and does not anticipate any failures or unnecessary delays in its critical functions as a result of the Y2K issue. By the end of the second quarter, 1999, the company will review its progress in the completion of Y2K preparedness, both on in-house systems and external vendors. In the event either is not expected to be completed prior to January 1, 2000, the Company will correct its existing systems (which are substantially Y2K compliant already) and/or seek other vendors which are compliant.

The Company has spent approximately $200,000 to date related to modifying existing systems to become Y2K compliant, and anticipates the expenditure of approximately $100,000 more before the end of the third quarter, 1999. The majority of the Company's efforts and expenditures have related to the installation of a new computer system, which, although correcting for Y2K issues, is being implemented for normal processing reasons rather than for Y2K. The Company expects the impact of Y2K to have no material impact upon its Statements of Condition and Comprehensive Income.

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

New Accounting Principle:

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

The FASB also issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement, which supersedes Statement 14, Financial Reporting for Segments of a Business Enterprise, changes the way public companies report information about segments. The Statement, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Statement is effective for periods beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. Statement 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. The Company expects to report segment information for only its primary product of long-term care insurance. It's other products, including disability and life insurance, comprise an immaterial portion of the Company's total revenues. The Company believes that the adoption of Statement 131 will not have a material impact on its financial condition or results of operations.

In 1998, the FASB issued Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employer's disclosures about pension and other postretirement benefits. The Company expects that the adoption of Statement 132, which is effective for fiscal periods beginning after December 15, 1997, will have no material impact on its financial condition or results of operations.


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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit 11 -    Earnings Per Share Calculation
         Exhibit 27 -    Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ending September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PENN TREATY AMERICAN CORPORATION
                        --------------------------------
                                   Registrant


Date  November 12, 1998                 /s/ Irving Levit
      -----------------                 ----------------
                                        Irving Levit
                                        President

Date  November 12, 1998                 /s/ Michael F. Grill
      -----------------                 --------------------
                                        Michael F. Grill
                                        Treasurer

                                   Exhibit 11

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                --------------------------------   -------------------------------
                                                     1998             1997             1998            1997
                                                     ----             ----             ----            ----

Net income                                         $ 5,058          $ 4,172          $17,920         $11,348
Weighted average common shares outstanding           7,580            7,551            7,575           7,531
Basic earnings per share                           $  0.67          $  0.55          $  2.37         $  1.51
                                                   -------          -------          -------         -------
                                                   -------          -------          -------         -------

Net income                                         $ 5,058          $ 4,172          $17,920         $11,348
Adjustments net of tax:
     Interest expense on convertible debt              792              823            2,344           2,477
     Amortization of debt offering costs                62               64              182             193
                                                   -------          -------          -------         -------
Diluted net income                                 $ 5,912          $ 5,059          $20,446         $14,018
                                                   -------          -------          -------         -------
                                                   -------          -------          -------         -------

Weighted average common shares outstanding           7,580           7,551             7,575           7,531
Common stock equivalents due to dilutive
     effect of stock options                           213             246               204             222
Shares converted from convertible debt               2,628           2,628             2,628           2,628
                                                   -------          -------          -------         -------
Total outstanding shares for diluted earnings
     per share computation                          10,421           10,425           10,407          10,381
Diluted earnings per share                         $  0.57          $  0.49          $  1.96         $  1.35
                                                   -------          -------          -------         -------
                                                   -------          -------          -------         -------