Form 10-K
period 1998-12-31
PENN TREATY AMERICAN CORP
filed 1999-04-01
CIK 814181

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

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
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
            Title of each class               on which registered
            -------------------              ---------------------
       Common Stock, $.10 par value         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1999 was $187,350,408.

The number of shares outstanding of the registrant's common stock as of March 11, 1999 was 7,806,267.

Documents Incorporated By Reference:
             (1)  Proxy Statement for the 1998 Annual  Meeting of Shareholders -
                  Part III

                                    PART I

Item 1.    Business

     (a)   General

     Penn Treaty American Corporation (the "Company") is one of the leading providers of long-term nursing home and home health care insurance. The Company markets its products primarily to persons age 65 and over through independent insurance agents and underwrites its policies through its subsidiaries: Penn Treaty Network America Insurance Company ("PTNA"), American Network Insurance Company ("ANIC"), American Independent Network Insurance Company of New York ("AINIC") and Penn Treaty Life Insurance Company ("PTLIC"), of which all of the common stock was sold by the Company on December 30, 1998 (collectively "the Insurers"). The Company's principal products are individual fixed, defined benefit accident and health insurance policies covering long-term skilled, intermediate and custodial nursing home care and home health care. Policies are designed to make the administration of claims simple, quick and sensitive to the needs of the policyholders. As of December 31, 1998, long-term nursing home care and home health care policies accounted for approximately 93% of the Company's total annualized premiums in-force.

     The Company introduced its first long-term nursing home care insurance product in 1975 and its first home health care product in 1987. In late 1994, the Company introduced its Independent Living policy, which provides coverage over the full term of the policy for home care services furnished by an unlicensed homemaker or companion as well as a licensed care provider. In late 1996 and throughout 1997, the Company began its introduction of its Personal Freedom policies, which provide comprehensive coverage for nursing home and home health care. The Company also introduced in late 1996 its Assisted Living policy, which, as a nursing home plan, provides enhanced benefits and includes a home health care rider. Available policy riders allow insureds to tailor their policies and include an automatic annual benefit increase, benefits for adult day-care centers and a return of premium benefit. The Company also markets and sells life, disability, Medicare supplement and other hospital care insurance products. During 1998, the Company developed its Secured Risk Nursing Facility and Post Acute Recovery Plans, which provide limited benefits to higher risk applicants.

Long-Term Care Industry

     Long-term care insurance policies were first introduced in the 1970's. Significant sales of these policies commenced in the mid-1980's. Typical early policies provided limited nursing home coverage for a limited benefit period and were subject to certain restrictions such as prior hospitalization and a certificate of medical necessity. As awareness of the long-term care needs of senior citizens has grown, the long-term care insurance industry has responded with more diverse insurance offerings to provide needed benefits in a cost-effective fashion. Requirements for prior hospitalization and medical necessity are no longer standard and benefit periods have been extended up to the life of the insured. Coverage for custodial care and home health care are now offered by many insurers.

     A survey conducted by a national industry organization estimated that the number of long-term care policies in-force grew from 815,000 in 1987 to approximately five million by the end of 1996, an average increase of more than 22% annually since 1987. The emphasis on long-term care insurance has evolved primarily as a result of the aging of society, increasing life expectancies and the escalating cost of care. According to a 1992 survey of the U.S. Bureau of the Census, by the year 2050 the population age 65 and over is expected to grow to approximately 98 million, or more than three times the 1990 figure, while the population age 85 and over is expected to grow to 26 million, or more than eight times the 1990 figure. Another study has suggested that at age 65 a person has a 43% chance of being confined to a nursing home during some time in his or her life. The cost of care has also increased significantly. The U.S. Census Bureau has estimated that from 1980 to 1997, the cost of care for Medicaid nursing home residents increased from $8.7 billion to $32.5 billion.

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

Developing and qualifying new products with state insurance regulatory authorities. As an innovator in home health care insurance, the Company has been an originator in the field of long-term care insurance for over twenty-four years. The Company introduced its Independent Living policy in 1994 which provides coverage over the full term of the policy for services furnished by an unlicensed homemaker or companion or a licensed care provider. More recently, the Company began its introduction of its Personal Freedom policies, which provide comprehensive coverage for nursing home and home health care. The Company also introduced its Assisted Living policy, which, as a nursing home plan, provides enhanced benefits and includes a home health care rider. During 1998, the Company developed its Secured Risk Nursing Facility and Post Acute Recovery Plans, which provide limited benefits to higher risk applicants. The Company intends to continue to develop new insurance products designed to meet the needs of senior citizens and their families.

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

Introducing existing products in newly licensed states. The Company is currently licensed to market products in 50 states and the District of Columbia. Although not all of the Company's products are currently eligible for sale in all of these jurisdictions, the Company actively seeks to expand the regions where it sells its products. Through the acquisition of ANIC in 1996, the Company acquired licenses to conduct business in some new states, including New Jersey and Massachusetts. These states are considered by the Company's management to offer significant opportunities for sales growth. In addition, in 1998 the Company received a license to underwrite accident and health insurance products in New York through AINIC.

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

     Senior Financial Consultants Company (the "Agency"), an insurance agency owned by the Company, was incorporated in Pennsylvania on February 23, 1988 under the name Penn Treaty Service Company. On February 29, 1988, the Agency acquired, among other assets, the rights to renewal commissions on a certain block of PTLIC's existing in-force policies from Cher-Britt Agency, Inc., and an option to purchase the rights to renewal commissions on a certain block of PTLIC's existing policies from Cher-Britt Insurance Agency, Inc., an affiliated company of Cher-Britt Agency, Inc. In connection with this acquisition, on March 3, 1988, the name of the Agency was changed to Cher-Britt Service Company. The option was exercised on March 3, 1989. The Agency's name was changed to Senior Financial Consultants Company on August 9, 1994.

     On December 31, 1997, PTLIC dividended its common stock ownership of PTNA to the Company. At that time, PTNA assumed substantially all of the assets, liabilities and premium in-force of PTLIC through a purchase and assumption reinsurance agreement. On December 30, 1998, the Company sold its common stock interest in PTLIC to an unaffiliated insurer. All remaining policies in-force were assumed by PTNA through a 100% quota share agreement.

     On November 25, 1998, the Company entered into a purchase agreement to acquire all of the common stock of United Insurance Group Agency, Inc., a Michigan based consortium of long-term care insurance agencies. The acquisition was effective January 1, 1999.

     b)    Insurance Products

     Since 1976, the Company has developed, marketed and underwritten fixed, defined benefit accident and health insurance policies designed to be responsive to changes in (i) the characteristics and needs of the senior citizen market,
(ii) governmental regulations and governmental benefits available for this population segment and (iii) the health care and long-term care industries in general. As of December 31, 1998, approximately 93% of the Company's total annualized premiums in-force were derived from long-term care policies which include nursing home and home health care policies. The Company's other lines of insurance include (i) life insurance, (ii) Medicare supplement, (iii) blue-collar disability coverage and (iv) various accident and health policies and riders. The Company solicits input from both its independent agents and its policyholders with respect to the changing needs of its insureds. In addition, Company representatives regularly attend seminars to monitor significant trends in the industry.

     The following table sets forth, as of the dates indicated, and for each class of policies, the annualized premiums in-force, the percentage of total annualized premiums, the number of policies in-force, and the average premium per policy. Policies are classified by their base coverage but may include a rider for a different coverage. For example, if a policyholder purchased a home health care policy with a nursing home rider, premiums collected in connection with the nursing home rider would be included in the home health care class.

                         (annualized premiums in $000's)
                                                                Year ended December 31,
                                              ------------------------------------------------------------
                                                  1996                1997                1998

Nursing home care and comprehensive coverage:
   Annualized premiums                           $ 89,692    62.6%    $121,819   67.4%    $182,977   74.0%
   Number of policies                              60,874               78,137             115,802
   Average premium per policy                    $  1,473             $  1,559            $  1,580
Long term home health care:
   Annualized premiums                           $ 38,609    26.9%    $ 42,921   23.8%    $ 47,644   19.4%
   Number of policies                              34,594               38,553              41,040
   Average premium per policy                    $  1,116             $  1,113            $  1,161
Disability insurance
   Annualized premiums                           $  7,092     4.9%    $  7,145    4.0%    $  6,715    2.7%
   Number of policies                              16,674               16,373              15,704
   Average premium per policy                    $    425             $    436            $    428
Medicare supplement:
   Annualized premiums                           $  3,206     2.2%    $  4,248    2.4%    $  5,506    2.2%
   Number of policies                               2,757                4,018               4,970
   Average premium per policy                    $  1,163             $  1,057            $  1,108
Life insurance:
   Annualized premiums                           $  3,629     2.5%    $  3,567    2.0%    $  3,791    1.5%
   Number of policies                               6,112                6,262               6,752
   Average premium per policy                    $    594             $    570            $    562
Other insurance:
   Annualized premiums                           $  1,163     0.8%    $  1,015    0.6%    $    566    0.2%
   Number of policies                               6,509                5,827               3,377
   Average premium per policy                    $    179             $    174            $    168

Total annualized premiums in force (1)           $143,391     100%    $180,715    100%    $247,201    100%
Total Policies                                    127,520              149,170             187,645
____________

(1) Excludes credit life and credit accident and health insurance premiums in-force. Credit insurance premiums in-force are calculated as the cumulative total of one-time premiums received by the Company for policies issued for terms of up to 120 months. Credit insurance premiums in-force for the years ended December 31, 1996, 1997, and 1998 were approximately $199,000, $180,000 and
$134,000, respectively.

Long-Term Care Generally. The majority of the Company's long-term care policies is written on an annual basis and provides for guaranteed renewability at then current premium rates at the option of the insured. The insured may elect to pay premiums on a monthly, quarterly, semi-annual or annual basis. In addition, the Company offers an automatic payment feature that allows policyholders to have premiums automatically withdrawn from a checking account. The Company may increase premium rates on a particular form of policy only upon approval of the applicable insurance regulatory authority in each state.

     As a supplement to some of its long-term care policies, the Company offers various riders providing benefits, such as an automatic annual benefit increase to help offset the effects of inflation and a return of premium option. The return of premium benefit rider provides that after a policy has been in-force for ten years, the policyholder is entitled to a return of 80% of all premiums paid during the ten year period less any claims paid by the Company. If, however, claims exceed 20% of the premiums paid during the ten year period, no return of premium is made. In addition, in most states the rider provides for a pro-rata return of premium in the event of death or surrender beginning in the sixth year. The Company also offers and encourages the purchase of home health care riders to supplement its nursing home policies and nursing home riders to supplement its home health care policies.

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

Long-Term Nursing Home Care. The Company's long-term nursing home care policies generally provide a fixed benefit payable during periods of nursing home confinement prescribed by a physician or necessitated by the policyholder's cognitive impairment or inability to perform two or more activities of daily living. These policies include built-in benefits for alternative plans of care, waiver of premium after 90 days of benefit payments on a claim and unlimited restoration of the policy's maximum benefit period. All levels of nursing care, including skilled, custodial (assisted living) and intermediate care, are covered and benefits continue even when the policyholder's required level of care changes. Skilled nursing care refers to professional nursing care provided by a medical professional (a doctor or registered or licensed practical nurse) located at a licensed facility which cannot be provided by a non-medical professional. Assisted living care generally refers to non-medical care, which does not require professional treatment and can be provided by a non-medical professional with minimal or no training. Intermediate nursing care is designed to cover situations, which would otherwise fall between skilled and assisted living care and includes situations in which an individual may require skilled assistance on a sporadic basis.

     The Company's current long-term nursing home care policies provide benefits which are payable over periods ranging from one to five years and also for lifetime coverage. These policies provide for a fixed daily benefit ranging from $40 to $250 per day. Certain of the Company's nursing home care policies provide benefits which are payable over periods ranging from six months to five years and also with lifetime coverage, and from $800 to $5,000 per month of nursing home benefits. The Company's Personal Freedom policies also provide comprehensive coverage for nursing home and home health care, offering benefit "pools of coverage" ranging from $75,000 to $250,000 total coverage, as well as lifetime coverage. According to an independent study published in 1994, the average cost of nursing home care was estimated to be approximately $37,000 per year, resulting in an aggregate of more than $85,000 for the average nursing home stay of approximately 2.3 years.

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

     In late 1994, the Company introduced its Independent Living policy. This policy provides coverage over the full term of the policy for services furnished by a homemaker, including a member of the insured's family, who is not a qualified or licensed care provider ("Homemaker Services"). Homemaker Services include cooking, shopping, housekeeping and assisting the insured with such activities as laundry, correspondence, using the telephone and paying bills. Historically, only limited coverage had been provided under certain of the Company's home health care policies for Homemaker Services, typically for a period of up to 30 days per calendar year during the term of the policy. The Company's Independent Living policies covered disclosed pre-existing conditions immediately upon policy issuance.

     The Independent Living policy provides that the Company will waive the elimination period, the time at the beginning of the period during which care is provided for which no benefits are available under the policy (usually twenty days), if the insured agrees to utilize an independent care management agency ("Care Manager") referred by the Company. The Care Manager is engaged by the Company at the time a claim is submitted to prepare a written assessment of the insured's condition and to establish a written plan of care. The Company believes that the Independent Living policy, which represents a significant expansion of the benefits previously available for Homemaker Services, is the first of its kind. The Company has subsequently incorporated the use of Care Management in all of its new home health care policies.

     The Company's Personal Freedom policy was first introduced during the fourth quarter of 1996 and is currently being marketed in those states in which regulatory approval has been received. This product is a comprehensive coverage policy, which combines long-term care and home health care insurance. When policyholders purchase this policy, with face value benefits ranging from $50,000 to unlimited coverage, they may then access up to the face amount of the policy for nursing home or home health care as needed subject to maximum daily limits.

     The Secured Risk Nursing Facility Plan was developed to meet the needs of individuals having difficulty obtaining coverage due to certain medical conditions. This plan offers protection to such individuals by providing coverage for care in a nursing facility, or in the insured's home if he or she chooses the optional Home Health Care Benefits. Features of this plan include coverage for pre-existing conditions after six months, guaranteed renewal for life, premiums that will not increase with age, and there is no prior hospitalization required. An optional Lifetime Inflation Rider provides for an increase of the selected Daily Benefit Amount, by 5% annually, on each anniversary date for the lifetime of the policy. An optional Nonforfeiture
Shortened Benefit Rider provides the insured with the right to maintain a portion of their benefit period in the event their policy lapses after being continuously in-force for at least three (3) years.

     The Post Acute Recovery Care Plan was designed to fill the gap in today's dynamic health care environment in which early discharge after surgery forces those who still require nursing care or medical supervision to shift their recovery to nursing facilities or their own homes. The Post Acute Recovery Plan coupled with optional home health care benefits, pays for medical recovery, in a facility or in the insured's home, when their traditional health care coverage stops. Features of this plan include immediate coverage (no elimination period or deductible), coverage for pre-existing conditions after six months, guaranteed renewal and premiums that will not increase with age. The Company offers a "Care Solutions" service with this plan, in which a Care Coordinator works with the insured to design a plan of care suited to meet his or her individual needs. An optional Lifetime Inflation Rider provides for an increase of the selected Daily Benefit Amount, by 5% annually, on each anniversary date for the lifetime of the policy.

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

Medicare Supplement. The Company writes policies designed to provide coverage to supplement benefits available under Medicare, such as payment of deductible amounts. OBRA '90 enacted various changes in Medicare reimbursement, set more stringent standards for Medicare supplement insurance policies and required that states adopt these new standards in July 1992. OBRA '90 sets forth ten federally standardized benefit plans of which the Company offers five such plans in most states. With respect to these benefit packages, companies writing Medicare supplement coverages must adopt at least the Basic Plan, which covers Medicare Part A coinsurance amounts for in-patient hospitalization (without the Part A deductible), the cost of the first three pints of blood and 20% of allowable charges under Medicare Part B. The other nine plans provide for the Basic Plan coverage in addition to more extensive benefits such as skilled nursing home coinsurance amounts, the Medicare Part A deductible, the Medicare Part B deductible, 100% of Medicare Part B Excess Charges, Foreign Travel Emergency Care, At-Home Recovery, Extended Drug Coverage and Preventive Care.

     All Medicare supplement benefit plans offered by the Company are subject to "open enrollment" and the Company is required to issue a policy to any person applying for Medicare supplement insurance within six months of becoming eligible for Medicare Part B, which generally occurs within the first six months after a person's 65th birthday.

Other Insurance. The Company also sells other insurance products including accidental death and dismemberment policies and cancer policies, of which the aggregate premiums represented 0.2% of the Company's total annualized premium in-force as of December 31, 1998.

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

Agents.   The  Company   employs  no  agents  directly  but  relies  instead  on
relationships with independent agents and their sub-agents. In 1998, the Company's policies were marketed through approximately 30,000 licensed agents. The Company provides assistance to its agents through the use of seminars, underwriting training and field representatives who consult with agents on underwriting matters, assist agents in research and accompany agents on marketing visits to current and prospective policyholders.

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

     The Company is actively engaged in recruiting and training new agents. Sub-agents are recruited by the independent agents and are licensed by the Company with the appropriate state regulatory authorities to sell the Company's policies. Independent agents are generally paid higher commissions than those employed directly by an insurance company, in part to account for the expenses of operating as an independent agent. The Company believes that the commissions it pays to independent agents are competitive with the commissions paid by other insurance companies selling similar policies. The independent agent's right to renewal commissions is vested and commissions are paid as long as the policy remains in-force, provided the agent continues to abide by the terms of the contract. The Company generally permits its established independent agents to collect the initial premium with the application and remit such premium to the Company less the commission. New independent agents are required to remit the full amount of initial premium with the application. The Company provides assistance to its independent agents in connection with the processing of paperwork and other administrative services.

Marketing General Agents. The Company selectively utilizes marketing general agents for the purpose of recruiting independent agents and developing networks of agents in various states. The Company has a marketing general agent for the purpose of generating business for PTNA in various states. This marketing general agent receives an overriding commission on business written in return for recruiting, training, and motivating the independent agents. In addition, this marketing general agent functions as a general agent for PTNA in various states. In its capacity as marketing general agent and general agent, this agent accounted for 21%, 18% and 17% of the total premiums earned by the Company during 1996, 1997 and 1998, respectively.

General Agents. The ten independent agents accounting for the most new business premium revenue accounted for approximately 7% of the Company's new business written during 1998. No other single grouping of agents accounted for more than 10% of the Company's new premium written in 1998. No underwriting or claims processing authority has been delegated to any agents of the Company.

Group and Franchise Insurance. The Company also sells a relatively small amount of group insurance. True group insurance ("Group Insurance") may be sold by the Company through the issuance of a Group Master Policy to a group formed for purposes other than the purchase of insurance, such as an employee group, an association or a professional organization. The Group Master Policy is issued to the group and all participating members are issued certificates of insurance, which describe the benefits available under the policy. Eligibility for insurance is guaranteed to all members of the group without an underwriting review on an individual basis. The Company also sells franchise insurance ("Franchise Insurance") from time to time, which is individually underwritten policies sold to an association or group. While Franchise Insurance is generally presented to an employee group, association or professional organization, which endorses the insurance, the policies are issued to individual group members. Each application is underwritten and issuance of policies is not guaranteed to members of the franchise group. The Company is currently seeking to expand its Group Insurance and Franchise Insurance business and has recently enhanced its marketing efforts towards this end. The Company's management considers these areas to offer significant opportunities for sales growth.

Markets. The following chart shows premium revenues by state for each of the states where the Company does business:

                                  ($000)
                                      Year Ended December 31     Current
                      Year         ---------------------------    Year %
State              Entered (l)    1996        1997        1998   of Total
-----              -----------    ----        ----        ----   --------
                                           (in $000's)

Arizona                1988    $  5,284    $  7,253    $ 10,608      5%
California             1992      17,403      23,462      33,089     15%
Florida                1987      38,394      43,638      53,607     24%
Georgia                1990       1,545       1,737       2,174      1%
Illinois               1990       5,160       7,771      12,132      5%
Iowa                   1990       1,805       2,081       2,976      1%
Maryland               1987       2,441       2,314       2,682      1%
Michigan               1989       2,460       3,463       4,108      2%
Missouri               1990       2,673       2,809       3,817      2%
Nebraska               1990       1,538       2,130       3,162      1%
North Carolina         1990       3,074       4,334       6,122      3%
Ohio                   1989       3,682       4,428       7,162      3%
Pennsylvania           1972      22,056      24,420      28,821     13%
South Dakota           1990       1,845       2,269       2,743      1%
Texas                  1990       3,550       3,809       6,732      3%
Virginia               1989      10,532      12,426      16,094      7%
Washington             1993       2,147       2,727       4,834      2%
All Other States (2)              4,602      16,609      22,829     11%
                               --------    --------    --------    ----
All States                     $130,191    $167,680    $223,692    100%
                               --------    --------    --------    ----
                               --------    --------    --------    ----

(1) Represents year in which the Company commenced sale of policies in each state.

(2) Includes all states in which premiums represented one percent or less of the Company's total premiums in 1998.

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

     In order to expedite the large volume of premiums generated from sales of policies in Florida and California, the new business development and regulatory requirements of New York, and the specialization required in the sale and underwriting of disability coverage, the Company operates field offices in Sarasota, Florida, Stockton, California, Middletown, New York and Colchester, Vermont to underwrite and issue policies. These regional offices enable the Company to respond more effectively and efficiently to its agents and policyholders across the United States.

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

     The Company periodically utilizes the services of unaffiliated Care Managers to review certain claims, particularly those made under home health care policies. When a claim is filed, the Company may engage the Care Manager to review the claim, including the specific health problem of the insured and the nature and extent of health care services being provided. The Care Manager assists both the Company and the insured by determining that the services provided to the insured, and the corresponding benefits paid by the Company, are appropriate under the circumstances. Under the terms of its Independent Living policy, the Company will waive the elimination period, the time at the beginning of the period during which care is provided for which no benefits are available under the policy (usually twenty days), if the insured agrees to utilize a Care Manager. The Company estimates that approximately 75% of all home health care policies and 95% of all new home health care policies with care management claims submitted in the last year have been submitted to Care Managers. The Company anticipates that this usage will continue as both its business and the need to manage effectively the processing of claims grow.

     In 1997 and throughout 1998, the Company created and staffed an in-house Care Management unit. This in house unit conducts the full range of care management services, which were previously provided exclusively by subcontractors. The Company intends to develop this unit as it believes it can meet many of its care management needs more effectively and with less expense than by relying on third party vendors.

     Systems Operations.

     The Company operates and maintains its own computer system for all aspects of the Company's operations, including: policy issuance; billing; claims processing; commission reports; premium production by agent (state and product) and general ledger. During 1998, the Company continued the installation of a new computer system, including hardware and a variety of applications software, which will enable the Company to (i) define and refine its underwriting and claims functions so that data may be analyzed more usefully, (ii) target agents and consumers more effectively and (iii) continue to manage the increasing volume of information as the Company's business grows. The Company considers an enhanced system critical to its ability to continue to provide the quality of service for which the Company has been known to its policyholders and agents. The Company completed the majority of its enhancements to its new systems in 1998, including the conversion of its general ledger and investment operations applications. During 1999, the Company intends to convert new business processing to its new systems by the end of the second quarter and renewal processing by the end of the third quarter.

     For discussion pertaining to the Company's readiness regarding Year 2000 issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."

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

     As a result of minimum loss ratio standards imposed by state regulations, the premiums charged by the Company with respect to all of its accident and health polices are subject to reduction and/or corrective measures in the event insurance regulatory agencies in states where the Company does business determine that the Company's loss ratios either have not reached or will not reach required minimum levels. See " Government Regulation".

     (f)   Future Policy Benefits and Claims Reserves

     The Company is required to maintain reserves equal to the probable ultimate liability for claims and related claims expenses with respect to all policies in-force. Reserves, which are computed by the Company's actuarial consultants, are established for (i) claims which have been reported but not yet paid, (ii) claims which have been incurred but not yet reported and (iii) the discounted present value of all future policy benefits less the discounted present value of expected future premiums. See Note 4 of the Notes to Consolidated Financial Statements.

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

     The Company's long-term care experience, most of which is based on its nursing home care products, is derived from the Company's twenty-four years of significant claims experience with respect to this product line, and reserves for these policies are based primarily upon this experience.

     The Company began offering home health care coverage in 1987, and since that time has realized a significant increase in the number of home health care policies written by the Company. The Company's claims experience with home health care coverage is more limited than is its nursing home care claims experience, and the Company's claims experience with respect to its Independent Living policy, which it first offered in November 1994, and Assisted Living and Personal Freedom policies, which it first offered in late 1996, is extremely limited. The Company's claims experience to date with respect to certain of its home health care products has been characterized by a higher than expected number of claims with a longer than expected duration. Management of the Company believes that individuals may be more inclined to utilize home health care than nursing home care, which is generally a last resort to be considered only after all other possibilities have been explored. Accordingly, management believes that there is a greater potential for wide variations in claims experience in its home health care insurance than exists with respect to nursing home care insurance. The Company's actuarial consultants utilize both the Company's experience and other industry-wide data in the computation of reserves for the home health care product line.

     In addition, more recent long-term care products, developed as a result of regulation or market conditions, may incorporate more benefits with fewer limitations or restrictions. For instance, OBRA '90 required that Medicare supplement policies provide for guaranteed renewability and waivers of pre-existing condition coverage limitations under certain circumstances. In addition, the National Association of Insurance Commissioners (the "NAIC") has recently adopted model long-term care policy language providing nonforfeiture benefits and has proposed a rate stabilization standard for long-term care policies, either or both of which may be adopted by the states in which the Company writes policies. See "Government Regulation." The fluidity in market and regulatory forces might limit the Company's ability to rely on historical claims experience for the development of new premium rates and reserve allocations.

     The Company employs utilizes the services of actuarial consultants (the "Actuaries"), to price insurance products and establish reserves with respect to those products. Additionally, the actuaries assist the Company in improving the documentation of its reserve methodology, a process that has resulted in certain adjustments to the Company's reserve levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview." Although management believes that the Company's reserves are adequate to cover all policy liabilities, there can be no assurance that reserves are adequate or that future claims experience will be similar to, or accurately predicted by, the Company's past or current claims experience.

     (g)   Reinsurance

     As is common in the insurance industry, the Company purchases reinsurance to increase the number and size of the policies it may underwrite. Reinsurance is purchased by insurance companies to insure their liability under policies written to their insureds. By transferring, or ceding, certain amounts of premium (and the risk associated with that premium) to reinsurers, the Company can limit its exposure to risk. The Company currently reinsures any life insurance policy to the extent the risk on that policy exceeds $50,000. The Company currently reinsures its ordinary life policies through Reassurance Company of Hannover (A.M. Best rating A). The Company also has reinsurance agreements with Life Insurance Company of North America (A.M. Best rating A+) and Transamerica Occidental Life Insurance Company (A.M. Best rating A+) to reinsure term life policies whose risk exceeds $15,000, and with Employers Reassurance Corporation (A.M. Best rating A+) to reinsure credit life policies whose risk exceeds $15,000.

     PTNA entered into a reinsurance agreement, effective in January 1994, to cede 100% of certain life, accident and health and Medicare supplement insurance policies issued by PTNA to Life and Health Insurance Company of America ("Life and Health") (A.M. Best rating B-). This arrangement, known as a "fronting" arrangement, is used when one insurer wishes to take advantage of another insurer's ability to procure and issue policies. The fronting company remains liable to the policyholder, even though all of its risk is reinsured. Because of Life and Health's A.M. Best rating, PTNA structured their agreement with Life and Health to require maintenance of securities in escrow for PTNA in an amount at least equal to their statutory reserve credit. The value of these escrowed securities, which consist of U.S. Government bonds, exceeded PTNA's related statutory reserve credits as of December 31, 1998, which were approximately $533,000. The policies subject to this fronting arrangement are being marketed in six states to federal employees. Premium ceded under this agreement totaled approximately $882,000, $779,000 and $777,000 in 1996, 1997 and 1998,
respectively.

     In January 1991, PTNA entered into another fronting arrangement under which PTNA ceded 100% of certain whole life and deferred annuity policies to Provident Indemnity Life Insurance Company ("Provident Indemnity") (A.M. Best rating B). No new policies have been ceded under this arrangement since December 31, 1995. PTNA has structured its agreement with Provident Indemnity to require maintenance of securities in escrow for PTNA in an amount at least equal to its statutory reserve credit. The value of these escrowed securities, which consist of U.S. Government bonds, exceeds PTNA's related statutory reserve credit as of December 31, 1998 of approximately $3,767,000. The policies, which are subject to this fronting agreement, were intended for the funeral arrangement or "pre-need" market, and were being underwritten in 24 states (with the largest markets in California and Michigan). Total ceded life insurance in-force approximated $12,121,000, $10,562,000 and $9,718,000 for 1996, 1997 and 1998,
respectfully.

     Effective in October 1994, the Insurers entered into reinsurance agreements with Cologne Life Reinsurance Company (A.M. Best rating A) with respect to their home health care policies with benefit periods exceeding 36 months. Under these reinsurance agreements, the Insurers are responsible for payment of claims during the first 36 months of the benefit period, and the reinsurer will reimburse the Insurers for 100% of all claims paid after such 36 month period. Total reserve credits taken related to this agreement as of December 31, 1998 were approximately $3,233,000. Effective January 1998, no new policies were reinsured under this treaty.

     On December  31,  1998,  the  Company  entered a funds  withheld  financial reinsurance agreement with Cologne Life Reinsurance Company for statutory purposes. Under the agreement, PTNA ceded the claims risk of approximately $80,128,000 of nursing home premium and $124,605,000 of reserves to the reinsurer. The effect of the transaction increased statutory surplus and net gain from operations by $14,700,000. The Company believes this agreement does not qualify as reinsurance according to Generally Accepted Accounting Principles.

     In May 1991, PTNA acquired a block of long-term care business under an assumption reinsurance agreement with Providentmutual Life and Annuity Company of America (formerly known as Washington Square Life Insurance Company). PTNA assumed the obligations as insurer for all policies in-force as of that date. PTNA received cash totaling $1,512,300, net of $513,500 as consideration for the sale. Under this agreement, PTNA assumed a reinsurance treaty under which 66% of the premiums assumed are, in turn, ceded by PTNA to a third party reinsurer. The total accident and health premiums ceded under this treaty amounted to approximately $1,081,000 in 1996, $1,002,000 in 1997 and $951,000 in 1998.

     On December 28, 1990, PTNA entered into a reinsurance agreement with Midland Mutual Life Insurance Company (A.M. Best rating A-) under which PTNA acquired approximately 3,100 nursing home policies in 22 states with an annualized premium of approximately $3,000,000. The Company recognized approximately $1,662,000 of premium related to this acquisition in 1996, $1551,000 in 1997 and $1,411,000 in 1998.

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

     For a discussion of A.M. Best ratings, see "A. M. Best Ratings and Standard & Poor's Ratings."

     (h)   Investments

     The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. Investments are managed by Davidson Capital Management of Wayne, Pennsylvania, First Union National Bank of Charlotte, North Carolina, and Palisade Capital Management of Fort Lee, New Jersey. Over the past five years, the Company has been able to meet its claims liabilities through operations and has not had to utilize any of its investment assets.

    The following table shows the composition of the debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 1998.

                                               December 31, 1998
                                               -----------------
 Rating                                         Amount  Percent
 ------                                         ------  -------
                                          (Dollar amount in thousands)

 U.S. Treasury and U.S. Agency securities      $138,207    43.1%
 Aaa or AAA                                      36,418    11.3%
 Aa or AA                                        43,712    13.6%
 A                                               63,147    19.6%
 Other or Not Rated                              39,964    12.4%
                                               --------   ------
          Total                                $321,448   100.0%
                                               --------   ------
                                               --------   ------

     As of December 31, 1998, 94.9% of the Company's total investments were fixed income debt securities, 43.1% of which were securities of the United States Government (or its agencies or instrumentalities). The balance of the Company's investment portfolio consisted substantially of publicly traded equity securities. As of December 31, 1998, the Company's bond investment portfolio consisted substantially of investment grade securities, with 87.6% rated "A" or better by either Moody's Debt Rating Service or Standard and Poor's Corporation. The Company's investment policy is to purchase U.S. Treasury securities, U.S. agency securities and investment-grade municipal and corporate securities with the highest yield to maturity available, and to have 7% to 10% of the Company's bond investment portfolio mature each year. The Company's policy also limits high-yield investments (those rated below BBB-) to 5% percent of its total portfolio and may only purchase bonds rated B or higher. The Company generally buys investments maturing within two to 15 years of the date of the purchase. At December 31, 1998, the average maturity of the Company's bond investment portfolio was 6.3 years and the Company's investment portfolio contained no direct investments in real estate. The Company has historically limited its investments in equity securities. In 1997, the Company expanded its common stock investments to approximately 7.8% of its total investments. Following the sale of its portfolio in March 1998, the Company later purchased additional common and preferred equities, comprising 5.1% of its portfolio at December 31, 1998. The Company intends to limit its common stock investments to 10% of its total investments. During March, 1998, the Company sold its entire equity securities portfolio, or approximately $21,000,000 of invested assets. From this sale, the Company recognized an approximate $6,400,000 capital gain. Also, during November 1998, the Company liquidated its entire tax-exempt bond portfolio, yielding an approximate gain of $1,500,000.For additional information regarding the Company's investments, see Note 3 of the Notes to Consolidated Financial Statements.

     During 1998, the Company evaluated and changed its investment policy to allow for the acquisition of debt and equity securities rated "B" or better by bond rating agencies. Included in the Company's investment strategy was the decision to purchase convertible or preferred securities. The company hired an investment management firm that specializes in convertible securities to manage this portfolio. The management firm is also a principle shareholder of the Company's common stock.

Market Risk of Financial Instruments. A significant portion of assets and liabilities are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. The Company's primary market risk exposures relate to interest rate risk on fixed rate domestic medium-term instruments and, to a lesser extent, domestic short- and long-term instruments. The Company has established strategies, asset quality standards, asset allocations and other relevant criteria for its portfolio to manage its exposure to market risk. In addition, maturities are structured after projecting liability cash flows with actuarial models. The Company currently has only one derivative instrument outstanding, an interest rate swap on its mortgage, with the same bank, which is used as a hedge to convert the mortgage to a fixed interest rate. All of the Company's financial instruments are held for purposes other than trading. The Company's portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions.

     Caution should be used in evaluating overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 72.2% of total liabilities and reinsurance receivables on unpaid losses represent 2.1% of total assets).

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 1998, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

     If interest rates had increased by 100 basis points, there would have been an approximate $15,000,000 increase in the net fair value of the Company's investment portfolio less its long-term debt or the related swap agreement. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at December 31, 1998 would have resulted in an approximate $29,000,000 increase in the net fair value. If interest rates had decreased by 100 basis points, there would have been an approximate $16,000,000 and $34,000,000 net decrease, respectively, in the fair net value of the Company's total investments and debt.

The following table sets forth for the periods indicated certain information concerning investment income.

Investment Portfolio                                      1996         1997         1998
                                                          ----         ----         ----
                                                              Year Ended December 31,
                                                              -----------------------
                                                           (Dollar amounts in thousands)
Average balance of investments, cash and
   cash equivalents during the period (at cost)       $174,422     $284,323     $332,872
Net investment income                                   10,982       17,009       20,376
Average yield on investments                              6.3%         6.0%         6.1%


     i)    Selected Financial Information:  Statutory Basis

     The following table shows certain ratios derived from the Company's insurance regulatory filings with respect to the Company's accident and health policies presented in accordance with accounting principles prescribed or permitted by insurance regulatory authorities ("SAP"), which differ from the presentation under Generally Accepted Accounting Principles ("GAAP") and which also differ from the presentation under SAP for purposes of demonstrating compliance with statutorily mandated loss ratios. See, "Government Regulation".

                                           Year ended December 31,

                                        1996       1997        1998
                                        ----       ----        ----
 Loss ratio (1)(4)                      61.5%      70.9%      46.8%
 Expense ratio (2)(4)                   48.7%      57.9%      76.4%
                                       ------     ------     ------
 Combined loss and expense ratio       110.2%     128.8%     123.2%
 Persistency (3)                        79.9%      83.1%      85.5%


(1) Loss ratio is defined as incurred claims and increases in policy reserves divided by collected premiums.
(2) Expense ratio is defined as commissions and expenses incurred divided by collected premiums.
(3) Persistency represents the percentage of premiums renewed, which the Company calculates by dividing the total annual premiums in-force at the end of each year (less first year business for that year) by the total annual premiums in-force for the prior year. For purposes of this calculation, a decrease in total annual premiums in-force at the end of any year would be a result of non-renewal policies, including those policies that have terminate by reason of death, laps e due to nonpaymen of premiums, and/or conversion to other policies offered by the Company.
(4) The 1998 loss ratio and expense ratio are significantly affected by the reinsurance of approximately $80,128,000 in premium on a statutory basis.

     The Company's loss ratio has been higher in recent years due in part to a mandated change in reserving method wherein underwriters of long-term care products were required by the Pennsylvania Insurance Department, commencing in October 1994, to use the one-year preliminary term reserve method, a means of establishing initial benefit reserves for a policy after its first anniversary, instead of the two-year preliminary term method previously permitted. This change had the effect of requiring companies to establish a full annual reserve for a policy commencing at the end of the first policy year, instead of at the end of the second policy year. The increase in the persistency rate in 1998, 1997 and 1996, signifying a greater percentage of policy renewals, also caused the loss ratio to increase. This is due to the fact that as policies age, the reserves associated with such policies must be increased. In addition, the Company added approximately $12,000,000 to this reserve in 1997 as a result of its reassessment of assumptions utilized in the actuarial determination of reserves for current claims liabilities and incurred but unreported liabilities for nursing home and home health care claims. The Company reviewed the assumptions underlying its reserves in connection with its 1997 employment of a new long-term care consulting actuary. The review encompassed certain actuarial assumptions related to the Company's products' benefit utilization and duration.

     Under SAP, costs associated with sales of new policies must be charged to earnings as incurred. Because these costs, together with required reserves, generally exceed first year premiums, statutory surplus may be reduced during periods of increasing first year sales. Through November 1994, the Company was able to expand its business from accumulation of statutory retained earnings and from proceeds received from the Company's Common Stock offering completed in December 1989. In December 1994, PTLIC's capital position was strengthened by a $4,000,000 contribution from the Company. The capital position of the Insurers was improved further by the contribution of $14,000,000 of the net proceeds of a public offering of the Company's common stock to the capital and surplus of the Insurers during the third quarter of 1995. In October 1996, the Company contributed an additional $5,000,000 of the offering proceeds to PTNA. In December 1996, the Company contributed $20,000,000, $20,000,000 and $5,000,000 to the capital and surplus of PTLIC, PTNA, and ANIC, respectively, from the proceeds of its $74,750,000 convertible subordinated debt offering in November 1996. In December 1997, the Company contributed $5,000,000 to ANIC to support its long-term care growth. In March 1998, the Company funded AINIC with approximately $6,000,000 from the proceeds of the 1996 debt offering.

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

     The Company's expense ratios are affected by the commissions paid to agents on new business production, which is generally higher on new business than for renewing policies. Statutory accounting requires commissions to be expensed as paid. As a result, rapid growth in first year business results in higher expense ratios.

     (j)   A.M. Best's Rating and Standard & Poor's Rating

     The Insurers' rating with A.M. Best is "B++ (very good)." A.M. Best's ratings are based on a comparative analysis of the financial condition and operating performance for the prior year of the companies rated, as determined by their publicly available reports. A.M. Best's classifications are A++ and A+ (superior), A and A- (excellent), B++ and B+ (very good), B and B- (good), C++ and C+ (fair), and C and C- (marginal), D (below minimum standards), E (under state supervision) and F (in liquidation). A.M. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors. In evaluating a company's financial and operating performance, the rating agencies review the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its reserves and the experience and competency of its management. PTNA has a Standard & Poor's claims paying ability rating of "A-
(good)," which falls within the most secure range (AAA to BBB). ANIC is not rated by Standard & Poor's.

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

     (l)   Government Regulation

     Insurance companies are subject to supervision and regulation in all states in which they transact business. The Company is registered and approved as a holding company under the Pennsylvania Insurance Code. PTNA is chartered and licensed in Pennsylvania as a stock life insurance company. ANIC is chartered and licensed in Vermont as a stock accident and health insurance company. On a combined basis with its direct and indirect insurance subsidiaries, the Company is currently licensed in all states except New York, where the Company has formed a subsidiary and is seeking approval to operate as an insurer.

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

     The Pennsylvania Department, the Vermont Department of Banking, Insurance, Securities and Health Care Administration (the "Vermont Department"), the New York Insurance Department (the "New York Department") and insurance regulatory authorities in other jurisdictions, have broad administrative and enforcement powers relating to the granting, suspending and revoking of licenses to transact insurance business, the licensing of agents, the regulation of premium rates and trade practices, the content of advertising material, the form and content of insurance policies and financial statements and the nature of permitted investments. In addition, regulators have the power to require insurance companies to maintain certain deposits, capital, surplus and reserve levels calculated in accordance with prescribed statutory standards. The Company believes that its deposit, capital, surplus and reserve levels currently meet or exceed all applicable regulatory requirements. The primary purpose of such supervision and regulation is the protection of policyholders, not investors.

     In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas.

     The  Pennsylvania   Insurance   Department  has  adopted  the  Codification
guidance, effective January 1, 2001. The Company has not estimated the effect of adoption upon its financial condition or results of operations.

     The Company also is subject to the insurance holding company laws of Pennsylvania and of the other states in which it is licensed to do business. These laws generally require insurance holding companies and their subsidiary insurers to register and file certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. Further, states often require prior regulatory approval of changes in control of an insurer and of intercorporate transfers of assets within the holding company structure. The purchase of more than 10% of the outstanding shares of Common Stock by one or more parties acting in concert requires the prior approval of the Pennsylvania, Vermont and New York Departments, and may subject such party or parties to the reporting requirements of the insurance laws and regulations of Pennsylvania, Vermont and New York and to the prior approval and/or reporting requirements of other jurisdictions in which the

Company is licensed. In addition, officers, directors and 10% shareholders of insurance companies, such as the Insurers, are subject to the reporting requirements of the insurance laws and regulations of Pennsylvania, Vermont and New York, as the case may be, and may be subject to the prior approval and/or reporting requirements of other jurisdictions in which the Company is licensed.

     Under  Pennsylvania  law,  lending  institutions,  public  utilities,  bank holding companies, savings and loan companies, and their affiliates, subsidiaries, officers and employees may not be licensed or admitted as insurers. If any of the foregoing entities or individuals (or any such entity and its affiliates, subsidiaries, officers and employees in the aggregate) acquires 5% or more of the outstanding shares of the Company's Common Stock, such party may be deemed to be an affiliate, in which event the Company's Certificate of Authority to do business in Pennsylvania may be revoked upon a determination by the Department that such party exercises effective control over the Company.

     As part of their routine regulatory oversight process, state insurance regulators periodically conduct detailed examinations of the books, records and operations of insurers. During 1995, the Pennsylvania Department completed its examination of PTLIC and PTNA for the five year period ended December 31, 1994 and had no recommendations for either PTLIC or PTNA. During 1995, the Vermont Department completed its examination of ANIC for the three year period ended December 31, 1994 and had no material recommendations. In addition to conducting these examinations, state insurance regulatory authorities from time to time also conduct separate market conduct examinations. These examinations focus on an insurer's claims practices, policyholder complaints, policy forms, advertising practices and other marketing aspects.

     In recent years, there has been considerable legislative and regulatory activity, at both the state and federal levels, with regard to long-term care and Medicare supplement insurance. There is extensive federal and state regulation applicable to the form and content of Medicare supplement policies, including requirements for specified minimum benefits and loss ratios and requirements relating to agent compensation and the sales practices of agents and companies. For example, Pennsylvania, which had previously enacted regulations governing Medicare supplement insurance, recently promulgated regulations governing long-term care insurance. These regulations are effective for policies written on or after February 8, 1995, and affect and/or regulate areas including permissible policy practices and provisions, lapse provisions, required disclosure provisions, post-claims underwriting, minimum standards for home health and community care benefits, inflation protection provisions, application forms and replacement coverage, reporting requirements, reserve standards, loss ratios, filings for out-of-state group policies, marketing standards, agent recommendations, pre-existing condition limitations, coverage outlines, allowable shoppers guides and permitted compensation arrangements.

     Most states mandate minimum benefit standards and loss ratios for long-term care insurance policies and for other accident and health insurance policies. Most states have adopted the NAIC's proposed standard minimum loss ratios of 65% for individual Medicare supplement policies and 75% for group Medicare supplement policies. A significant number of states, including Pennsylvania and Florida, also have adopted the NAIC's proposed minimum loss ratio of 60% for both individual and group long-term care insurance policies. Certain states, including New Jersey and New York, have adopted a minimum loss ratio of 65% for long-term care. The states in which the Company is licensed have the authority to change these minimum ratios, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced.

     The Pennsylvania Department is provided, on an annual basis, with a calculation prepared by the Company's Actuaries regarding compliance with required minimum loss ratios for Medicare supplement and credit policies. This report is made available to all states. Although certain other policies (e.g., nursing home and hospital care policies) also have specific mandated loss ratio standards, at the present there typically are no similar reporting requirements in the states in which the Company does business for such other policies.

     The NAIC has developed minimum capital and surplus requirements utilizing certain risk-based factors associated with various types of assets, credit, underwriting and other business risks. The Company did not experience any problems meeting these requirements when they took effect in 1993. As of December 31, 1998, the risk-based capital of PTNA, ANIC and AINIC were 1,154%, 357%, and 12,909%, respectively, of authorized control level capital.

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

     States also restrict the dividends the Company's insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of the Insurers, computed according to statutory formulae. In addition, Pennsylvania law requires 30 days advance notice to the Pennsylvania Department of any planned extraordinary dividend (any dividend paid within any twelve-month period which exceeds the greater of (i) 10% of its surplus as shown in its most recent annual statement filed with the Pennsylvania Department or (ii) its net gain from operations, after policyholder dividends and federal income taxes and before realized gains or losses, shown in such statement) and the Pennsylvania Department may refuse to allow it to pay such extraordinary dividends. Under Vermont insurance law, ANIC is also required to furnish 30 days advance written notice of an extraordinary dividend to the Vermont Department, which may disapprove the dividend. Vermont law defines an extraordinary dividend as a dividend in excess of the lesser of (i) the net earnings of the company during the preceding calendar year plus net income not paid out as dividends during the prior two calendar years and (ii) 10% of the capital surplus of the company, determined as of the immediately preceding December 31.

     During 1993, the NAIC adopted model language that requires long-term care policies to include a nonforfeiture benefit. The mandated inclusion of a nonforfeiture benefit is intended to protect policyholders against the lapse (or cancellation) of policies without some value returned to the policyholder. Issuers of long-term care insurance policies are subject to a tax if they fail to meet certain requirements set forth in the long-term care insurance model regulations and the long-term care insurance model act as promulgated by the NAIC (January 1993). The amount of the tax is $100 per insured for each day any of the requirements are not met with respect to each qualified long-term care insurance contract. During 1994, the NAIC adopted a standard calling for "rate stabilization" of long-term care policies. Some states, such as Florida, have adopted regulations, which require long-term care policies to include nonforfeiture provisions. Other states, such as California, have adopted regulations, which require long-term care policies to include provisions allowing insureds to obtain protection against the effects of inflation. Adoption of nonforfeiture benefits would increase the price of long-term care policies, while rate stabilization provisions limit the Company's ability to adjust to adverse loss experiences. The Company is in compliance with all such regulations.

     In September 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996 ("the Act") which permits premiums paid for eligible long-term care insurance policies after December 31, 1996 to be treated as deductible medical expenses for the Internal Revenue Service. The deduction is limited to a specified dollar amount ranging from $200 to $2,500, with the amount of the deduction increasing with the age of the taxpayer. In order to qualify for the deduction the insurance contract must, among other things, provide for (i) limitations on pre-existing condition exclusions, (ii) prohibitions on excluding individuals from coverage based on health status, and
(iii) guaranteed renewability of health insurance coverage. Although the Company offers tax deductible policies, it will continue to offer a variety of non-deductible policies as well. The Company has long-term care policies, which qualify for tax exemption under the Act in all states in which it is licensed.

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

    (m)   Employees

     As of December 31, 1998, the Company had approximately 322 full-time employees (not including independent agents), 229 of whom are employed in the Company's home office. Of those employees in the Company's home office, 93 are employed in various administrative services, 25 in sales, 42 in underwriting, 10 in compliance, 35 in claims, 15 in an executive capacity, and 9 in systems. The Company had approximately 38 full-time employees employed in the Florida field office as of December 31, 1998. As of December 31, 1998, the Company had 32 in its California office, 23 employees in its Vermont office and two in its New York office. Of the 95 field office employees, approximately 70 were in underwriting and administration and 25 were in marketing. The Company is not a party to any collective bargaining agreements and believes that its relationship with its employees is good.

Item 2.    Properties

     The Company's principal offices in Allentown, Pennsylvania, occupy approximately 30,000 square feet of office space in a 40,000 square foot building, owned by the Company. The Company also leases additional office space in Florida, California, Vermont and New York.

     The Company owns a 2.42 acre parcel of land, which remains vacant, and an 8,000 square foot facility used for printing, mail processing and supply warehousing, both located across the street from its home office.

Item 3.    Legal Proceedings

     The Insurers are parties to various lawsuits generally arising in the normal course of business. The Company does not believe that the eventual outcome of any such suit will have a material effect on its financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of security holders.

                                     PART II
Item 5.    Market for Registrant's  Common  Equity  and  Related  Stockholder
              Matters

     The Common Stock of the Company is traded on the New York Stock Exchange under the symbol PTA. The transfer agent and registrar for the Company's Common Stock is First Union National Bank of Charlotte, North Carolina.

     As of  March 11,  1999 the Company  had  7,806,267  shares of Common  Stock outstanding, held by approximately 406 stockholders of record. This latter number was derived from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

     The range of high and low sale prices, as reported by NASDAQ, for the Company's Common Stock for the periods indicated below, is as follows:

                                              High              Low
         1997
                  First Quarter             29   1/2           24 3/4
                  Second Quarter            30   7/8           23 7/8
                  Third Quarter             35   1/2           29 1/2
                  Fourth Quarter            34   1/2           28 3/4

         1998
                  First Quarter             31 15/16           28
                  Second Quarter            32   3/4           29 1/4
                  Third Quarter             32                 23 1/8
                  Fourth Quarter            29   1/8           18 5/8

     The Company has never paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future. It is the present intention of the Company to retain any future earnings to support the continued growth of the Company's business. Any future payment of dividends by the Company is subject to the discretion of the Board of Directors and is dependent, in part, on any dividends it may receive as the sole shareholder of PTNA, ANIC, AINIC, the Agency and UIG. The payment of dividends by PTNA, ANIC and AINIC, respectively, is in turn dependent on a number of factors, including their respective earnings and financial condition, business needs and capital and surplus requirements, and is also subject to certain regulatory restrictions and the effect that such payment would have on their ratings by A.M. Best Company and Standard & Poor's.

Item 6.    Selected Financial Data

     The following selected consolidated statement of operations data and balance sheet data of the Company as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, have been derived from the Consolidated GAAP Financial Statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants.

                                                           Year Ended December 31,
                                        --------------------------------------------------------------
                                            1994        1995        1996         1997        1998
                                            ----        ----        ----         ----        ----
                                              (in thousands, except per share data and ratios)
 Statement of Operations Data:
 -----------------------------
 Revenues:
 Accident and health:
    First year premiums                     $ 26,968    $ 36,770    $ 46,346    $ 55,348    $ 82,686
    Renewal premiums                          52,237      62,402      80,311     108,794     137,459
 Life:
    First year premiums                        2,149       1,701       1,457       1,056         837
    Renewal premiums                             481       1,494       2,077       2,482       2,701
                                            --------    --------    --------    --------    --------
 Total premiums                               81,835     102,367     130,191     167,680     223,692
 Investment income, net                        5,946       8,103      10,982      17,009      20,376
 Net realized gains (losses)                       8          46          20       1,417       9,209
 Other income                                    305         347         342         417         885
                                            --------    --------    --------    --------    --------
    Total revenues                            88,094     110,863     141,535     186,523     254,162

 Benefits and expenses:
 Benefits to policyholders                    48,757      64,879      83,993     123,865     154,300
 First year commissions                       19,365      26,223      30,772      37,834      58,174
 Renewal commissions                           7,866      10,128      12,533      17,406      22,099
 Net acquisition costs deferred (2)           (7,643)    (15,303)    (19,043)    (28,294)    (46,915)
 General and administrative expense           10,262      12,171      15,648      20,614      26,069
 Interest expense                                162         327         625       4,804       4,809
                                            --------    --------    --------    --------    --------
    Total benefits and expenses               78,769      98,425     124,528     176,229     218,536
                                            --------    --------    --------    --------    --------

 Income before federal income taxes            9,325      12,438      17,007      10,294      35,626
 Provision for federal income taxes            2,562       3,609       4,847       2,695      11,578
                                            --------    --------     --------   --------    --------
 Net income                                 $  6,763    $  8,829    $ 12,160    $  7,599    $ 24,048
                                            --------    --------    --------    --------    --------
                                            --------    --------    --------    --------    --------

 Basic earnings per share (1)               $   1.45    $   1.53    $   1.70    $   1.01    $   3.17
                                            --------    --------    --------    --------    --------
                                            --------    --------    --------    --------    ---------
 Diluted earnings per share                 $   1.44    $   1.51    $   1.66    $   0.98    $   2.64
                                            --------    --------    --------    --------    ---------
                                            --------    --------    --------    --------    ---------
 Weighted average shares outstanding (3)       4,669       5,772       7,165       7,540       7,577
 Diluted shares outstanding (1)                4,687       5,842       7,528       7,758      10,402

 GAAP Ratios:
 Loss ratios                                   59.5%       63.4%       64.5%       73.9%       69.0%
 Expense ratio                                 36.7%       32.8%       31.1%       31.2%       28.7%
                                            --------    --------    --------    --------    --------
 Total                                         96.2%       96.2%       95.6%      105.1%       97.7%
                                            --------    --------    --------    --------    --------
                                            --------    --------    --------    --------    --------
 Selected Statutory Data:
 ------------------------
 Net premiums written                       $ 81,878    $102,145    $133,950    $167,403    $143,806
 Statutory surplus (beginning of
   period)                                  $ 17,256    $ 21,067    $ 38,148    $ 81,795    $ 67,249
 Ratio of net premiums written to
   statutory surplus                            4.7x        4.8x        3.5x        2.0x        2.1x
 Balance Sheet Data:
 -------------------
 Total investments                          $ 91,490    $144,928    $212,662    $301,787    $338,889
 Total assets                                164,346     237,744     386,768     465,772     580,552
 Total debt                                    6,372       2,206      77,115      76,752      76,550
 Total liabilities                           108,903     140,637     267,861     333,016     422,882
 Shareholders' equity                         55,444      97,107     118,907     132,756     157,670
 Book value per share (3)                   $  11.87    $  13.93    $  15.83    $  17.53    $  20.79


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

Item 7.    Management's Discussion and  Analysis of  Financial Condition  and
              Results of Operations

     The following table sets forth the components of the Company's condensed statements of operations for the years ended December 31, 1996, 1997 and 1998, expressed as a percentage of total revenues.

                                        Year Ended December 31,
                                      ---------------------------
                                         1996     1997     1998
                                         ----     ----     ----
 Statement of Operations Data:
 ----------------------------
 Revenues:
 Accident and health:
    First year premiums                   32.7%    29.7%    32.5%
    Renewal premiums                      56.7%    58.3%    54.1%
 Life:
    First year premiums                    1.0%     0.6%     0.3%
    Renewal premiums                       1.5%     1.3%     1.1%
                                         ------   ------   ------
 Total premiums                           91.9%    89.9%    88.0%

 Investment income, net                    7.9%     9.1%     8.1%
 Net realized gains (losses)               0.0%     0.8%     3.6%
 Other income                              0.2%     0.2%     0.3%
                                         ------   ------   ------
    Total revenues                       100.0%   100.0%   100.0%

 Benefits and expenses:
 Benefits to policyholders                59.3%    66.4%    60.7%
 First year commissions                   21.7%    20.3%    22.9%
 Renewal commissions                       8.9%     9.3%     8.7%
 Net policy acquisition costs deferred   -13.5%   -15.2%   -18.5%
 General and administrative expense       11.1%    11.1%    10.3%
 Interest expense                          0.4%     2.6%     1.9%
                                         ------   ------   ------
    Total benefits and expenses           88.0%    94.5%    86.0%
                                         ------   ------   ------
                                         ------   ------   ------

 Income before federal income taxes       12.0%     5.5%    14.0%
 Provision for federal income taxes        3.4%     1.4%     4.5%

 Net income                                8.6%     4.1%     9.5%
                                          -----    -----    -----
                                          -----    -----    -----

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company develops and markets insurance products primarily designed for the care of individuals age 65 and over. The Company's principal products are individual fixed, defined benefit accident and health insurance policies which consist of nursing home care, home health care, Medicare supplement and long-term disability insurance. The Company's underwriting practices rely upon the base of experience, which it has developed over twenty-four years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, the Company has encouraged the purchase of both nursing home care and home health care coverage, and has introduced new life insurance products as well, thus providing policyholders with enhanced protection while broadening the Company's policy base. In late 1996, the Company introduced its Personal Freedom Plan and Assisted Living Plan. Both plans are designed to provide comprehensive nursing home and home health care coverage. During 1998, the Company developed its Secured Risk Nursing Facility and Post Acute Recovery Plans, which provide limited benefits to higher risk applicants. Long-term nursing home care and home health care policies accounted for approximately 93% of the Company's total annualized premiums in-force as of December 31, 1998 and approximately 82% of its consolidated revenues for 1998.

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

     The Company's results of operations are affected significantly by the following factors:

Level of  required  reserves  for  policies  in-force.  The  amount of  reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. Claim reserves reflect actual experience through the most recent time period and policy reserves reflect expectations of claims related to a block of business over its entire life. The Company compares actual experience with estimates and adjusts its reserves on the basis of such comparisons. Revisions to reserves are reflected in the Company's results of operations through benefits to policyholder's expense.

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

The number of years a policy has been in effect. Claims costs tend to be higher on policies that have been in-force for a longer period of time. As the policy ages, it is more likely that the insured will have need for services covered by the policy. However, the longer the policy is in effect, the more premium the Company will receive.

Invesment income. The Company's investment portfolio consists primarily of high-grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the longevity of the Company's investment portfolio duration (approximately 4.5 years), investment interest income does not immediately reflect changes in market interest rates. However, the Company is susceptible to changes in market rates when cash flows from maturing investments are reinvested at prevailing market rates. As of December 31, 1998, approximately 5.1% of the Company's invested assets were committed to high quality large capitalization common stocks.

     Other factors which affect the Company's results of operations are lapsation and persistency, both of which relate to the renewal of insurance policies, and first year compared to renewal premiums. Lapsation is the termination of a policy by nonrenewal and, pursuant to the Company's policy, is automatic if and when premiums become more than 31 days overdue; however, policies may be reinstated, if approved by the Company, within six months after the policy lapses. Persistency represents the percentage of premiums renewed, which the Company calculates by dividing the total annual premiums at the end of each year (less first year business for that year) by the total annual premiums in-force for the prior year. For purposes of this calculation, a decrease in total annual premiums in-force at the end of any year would be a result of non-renewal of policies, including those policies that have terminated by reason of death, lapse due to nonpayment of premiums, and/or conversion to other policies offered by the Company. First year premiums are premiums covering the first twelve months a policy is in-force. Renewal premiums are premiums covering all subsequent periods.

Twelve Months Ended December 31, 1998 and 1997
(amounts in thousands, except per share data)

Accident and Health Premiums. First year accident and health premiums earned by the Company, excluding disability premiums, in the twelve month period ended December 31, 1998, increased 51.0% to $81,760, compared to $54,136 in 1997.
First year long-term care premiums in 1998 increased 51.9% to $80,126, compared to $52,747 in 1997. The Company attributes its growth to continued improvements in product offerings that competitively meet the needs of the long term care marketplace. In addition, the Company actively recruits and trains agents to sell its products. First year Medicare supplement premiums earned by the Company in 1998 increased to $1,634 from $1,388 in 1997. The Company uses Medicare supplement products as a marketing tool to compliment its other long-term care offerings.

     Renewal accident and health premiums earned by the Company in 1998 increased 27.6% to $131,669, compared to $103,185 in 1997. Renewal long-term care premiums in 1998 increased 27.4% to $128,258, compared to $100,674 in 1997. This increase reflects higher persistency and growth of in-force premiums. Renewal Medicare supplement premiums earned by the Company in 1998 increased 35.8% to $3,411, compared to $2,511 in 1997.

     In addition, ANIC, which the Company acquired on August 30, 1996, generated disability premiums of $6,715 during 1998, down from $6,822 recognized in 1997.

     Life Premiums. First year life premiums earned by the Company decreased 20.7% to $837, in 1998, compared to $1,056 in 1997. The Company's life business has fluctuated between periods as the Company is focusing its marketing efforts on its long-term care products. Renewal life premiums in 1998 increased to $2,711, compared to $2,482 in 1997. This increase was primarily the result of renewals of first-year policies written in 1997.

     Net Investment Income. Net investment income earned by the Company for 1998 increased 19.8% to $20,376 from $17,009 for 1997, which is a result of higher invested assets achieved through cash receipts from premiums with corresponding reserve increases. During 1998, the Company sold its entire equity securities portfolio, or approximately $21,000 of invested assets. From this sale, the Company recognized an approximate $6,400 capital gain. Also, the Company liquidated its tax-exempt bond holdings in order to recognize higher tax equivalent yields. This sale generated an approximate $1,500 gain. The Company recognized $1,417 of capital gains in 1997. The Company s average yield on invested assets and cash balances was 6.1% in 1998 compared to 6.0% in 1997.

     Benefits to Policyholders. Benefits to policyholders in 1998 increased 24.6% to $154,300, compared to $123,865 in 1997. Accident and health benefits to policyholders in 1998 increased 24.4% to $151,247 compared to $121,608 in 1997. The 1998 loss ratio for accident and health business was 68.7%, compared to 74.1% in 1997. The decrease in the Company's loss ratio is attributable in part to the impact of improved persistency upon the reserves held for future anticipated losses. However, in 1997 the Company added approximately $12,000 to this reserve in 1997 as a result of its reassessment of assumptions utilized in the actuarial determination of reserves for current reserves. This resulted in a higher loss ratio for 1997. The remaining growth in benefits is attributable to new premium growth. Management expects the loss ratio to increase with time due to the impact of a maturing portfolio. Also, due to the Company's policy of discounting reserves, reserve releases will typically be less than actual claims payments. Management believes that interest earnings from invested assets will be sufficient to offset the difference between claims payments and reserve releases. During 1998, expenses for care management services of approximately $1,684 were classified as benefits to policyholders. The Company utilizes care management services in order to attempt to reduce overall claims expense and as a result in 1997, the Company included approximately $1,041 of care management expenses as benefits to policyholders.

Commissions. Commissions to agents increased 45.3% to $80,273 in 1998 compared to $55,240 in 1997. Included are ANIC commissions on long-term disability policies, which generated $1,084 of expenses in 1998.

     First year commissions on total accident and health business in 1998 increased 56.2% to $56,594, compared to First year commissions on total accident and health business in 1998 increased 56.2% to $56,594, compared to $36,240 in 1997, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 69.2% in 1998 and 66.9% in 1997. The commission ratio increased in 1998 as a result of the increased sale of policies to younger individuals. The Company pays higher first year commissions on younger policies due to its expectation that these policies will generate revenues for more years than at older issue ages. First year commissions on life business in 1998 decreased 17.4% to $726, compared to $879 in 1997, directly reflecting the Company's reduction in first year life premiums. The ratio of first year life commissions to first year life premiums was 86.8% in 1998 compared to 83.2% in 1997 due to an increase in single premium policies sold.

     Renewal commissions on accident and health business in 1998 increased 28.0% to $21,226, compared to $16,580 in 1997, remaining consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 16.1% in 1998 and 16.1% in 1997. This ratio fluctuates in relation to the age of the policies in-force and the rates of commissions paid to the producing agents.

Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in 1998 increased 65.8% to $46,915 compared to $28,294 in 1997, primarily due to higher commission rates paid for first year premiums as a result of the sale of younger age policies, which pay a higher commission percentage in the first year. The result of higher persistency incorporated into reserve factors is lengthier amortization of expenses and reduced net expenses in earlier periods. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. The deferral of policy acquisition costs has remained consistent with the growth of premiums, and the growth in amortization of policy acquisition costs has been modified by improved persistency.

General and Administrative Expenses. General and administrative expenses in 1998 increased 26.5% to $26,069, compared to $20,614 in 1997. General and administrative expenses, excluding goodwill and convertible debt cost amortization, as a percentage of premiums were 11.3% in 1998, compared to 11.9% in 1997. Also, the Company incurred approximately $100 of expense related to its original listing on the New York Stock Exchange. Economies of scale recognized from premium growth were partially offset by consulting expenses of approximately $300,000 from the Company's Y2K readiness projects and new systems conversions.

Net Income. Net income of $24,048 for 1998 was $16,449 or 216.5% above 1997 income of $7,599. Net income includes income tax provisions of $11,578 and $2,695, for the 1998 and 1997 periods, respectively. Income before federal income taxes increased in 1998 by $25,332 or 246.1% to $35,626. This increase was primarily attributable to premium growth and capital gains realized from bond and equity sales. The Company made a 1998 provision for federal income taxes of $11,578, reflecting an effective rate of 32.5%, as compared to an effective 1997 tax rate of 26.2%.

Comprehensive Income. During 1998, the Company's investment portfolio generated increases in unrealized gains of $10,032, compared to 1997 gains of $9,867. After accounting for deferred taxes from these gains, shareholders' equity increased by $24,591 from comprehensive income during 1998, compared to $13,176 in 1997, or an increase of $11,415 or 86.6%.

Twelve Months Ended December 31, 1997 and 1996
(amounts in thousands, except per share data)

Accident and Health Premiums. First year accident and health premiums earned by the Company, excluding the contribution of ANIC, in the twelve month period ended December 31, 1997, increased 22.8% to $54,136, compared to $44,072 in 1996. First year long-term care premiums in 1997 increased 21.3% to $52,747, compared to $43,479 in 1996. The Company attributes its growth to continued improvements in product offerings, which competitively meet the needs of the long term care marketplace. In addition, the Company actively recruits and trains agents to sell its products. Management believes that it is no longer relevant to measure separate growth for nursing home and home health care policies given the Company's sale of comprehensive coverage plans and plans with attached riders. First year Medicare supplement premiums earned by the Company in 1997 increased to $1,388 from $592 in 1996. The Company uses Medicare supplement products as a marketing tool to compliment its other long-term care offerings.

     Renewal accident and health premiums earned by the Company in 1997 increased 28.5% to $103,185, compared to $80,311 in 1996. Renewal long-term care premiums in 1997 increased 29.5% to $100,674, compared to $77,734 in 1996. This increase reflects higher persistency and growth of in-force premiums. Renewal Medicare supplement premiums earned by the Company in 1997 decreased 2.6% to $2,511 compared to $2,577 in 1996. This trend is consistent with the Company's decision not to actively pursue Medicare supplement business.

     In addition, ANIC, which the Company acquired on August 30, 1996, generated accident and health premiums, comprised primarily of long-term disability coverage, of $6,822 during 1997, up from $2,274 recognized in 1996. Due to the accounting of the ANIC acquisition as a purchase, only four months of 1996 income and expense were recognized by the Company.

Life Premiums. First year life premiums earned by the Company decreased 27.5% to $1,056, in 1997, compared to $1,457 in 1996. The Company's life business has remained stable as the Company is focusing its marketing efforts on its long-term care products. Renewal life premiums in 1997 increased to $2,482, compared to $2,077 in 1996. This increase was primarily the result of renewals of first-year policies written in 1996.

Net Investment Income. Net investment income earned by the Company for 1997 increased 54.9% to $17,009 from $10,982 for 1996. This increase was primarily the result of growth in the Company's investment assets due to continued premium growth, and additional funds of approximately $72,000 obtained from the issuance of convertible debt late in 1996. From this sale, the Company recognized an approximate $6,500 capital gain, which is reportable in the first quarter of 1998. The Company recognized $1,417 of capital gains in 1997 due primarily to its desire to bolster investment earnings, which are reduced by the Company's investments in equity securities. Fixed income levels are lower from dividends received rather than interest from bonds.

Benefits to Policyholders. Benefits to policyholders in 1997 increased 47.5% to $123,865, compared to $83,993 in 1996, including ANIC expenses of $2,846. Accident and health benefits to policyholders, excluding disability, in 1997 increased 45.3% to $118,942 compared to $81,860 in 1996. The Company's accident and health loss ratio was 75.6% in 1997, compared to 64.9% in 1996. The increase in the Company's loss ratio is attributable in part to the impact of improved persistency upon the reserves held for future anticipated losses. In addition, the Company added approximately $12,000 to this reserve as a result of its reassessment of assumptions utilized in the actuarial determination of reserves for current claims liabilities and incurred but unreported liabilities for nursing home and home health care claims. The Company reviewed the assumptions underlying its reserves in connection with its recent employment of a new long-term care consulting actuary. The review encompassed certain actuarial assumptions related to the Company's products' benefit utilization and duration. During 1997, expenses for care management services of approximately $1,041 were classified as benefits to policyholders. The Company utilizes care management services in order to attempt to reduce overall claims expense. In 1996, the Company included approximately $450 of care management expenses as general and administrative expenses. Had this expense been classified as benefits to policyholders during 1996, the total 1996 loss ratio would have increased by
 .35% of premiums to 64.9%. The ANIC loss ratio was 41.7% in 1997 and 47.4% in 1996.

     Life benefits to policyholders, including paid claims and reserve increases in 1997 decreased to $2,076, compared to $2,133 for 1996. The life loss ratio was 58.7% in 1997, compared to 60.4% in 1996.

Commissions. Commissions to agents increased 27.6% to $55,240 in 1997 compared to $43,305 in 1996. Included are ANIC commissions on long-term disability policies, which generated $1,251 of expenses in 1997.

     First year commissions on accident and health business in 1997, and ANIC, increased 23.9% to $36,240, compared to $29,243 in 1996, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 66.9% in 1997 and 66.4% in 1996. First year commissions on life business in 1997 decreased 18.9% to $879, compared to $1,084 in 1996, directly reflecting the Company's reduction in first year life premiums. The ratio of first year life commissions to first year life premiums was 83.2% in 1997 compared to 74.4% in 1996 due to an increase in single premium policies sold.

     Renewal commissions on accident and health business in 1997 increased 34.7% to $16,580, compared to $12,313 in 1996, remaining consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 16.1% in 1997 and 15.4% in 1996. This ratio fluctuates in relation to the age of the policies in-force and the rates of commissions paid to the producing agents.

Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in 1997 increased 48.6% to $28,294 compared to $19,043 in 1996, primarily due to an increase in policyholder persistency used in the establishment of deferred acquisition cost reserve factors. The result of higher persistency incorporated into reserve factors is lengthier amortization of expenses and reduced net expenses in earlier periods. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. The deferral of policy acquisition costs has remained consistent with the growth of premiums, and the growth in amortization of policy acquisition costs has been modified by improved persistency.

General and Administrative Expenses. General and administrative expenses in 1997 increased 31.7% to $20,614, compared to $15,648 in 1996. ANIC expenses accounted for $2,317 in 1997, which includes the amortization of goodwill and the present value of future profits. In addition, the Company recognized approximately $400 in non-recurring settlement charges in 1997 due to the consolidation of certain ANIC operations at the Company's headquarters. The settlement charges stemmed from severance costs, contract terminations and movement of operations. General and administrative expenses, excluding goodwill and convertible debt cost amortization, as a percentage of revenues were 11.9% in 1997, compared to 12.5% in 1996, which is due in part to the inclusion of approximately $450 of care management expenses in general and administrative expense in 1996 (.39% of premiums). Economies of scale achieved in 1997 were offset by ANIC consolidation charges and additional actuarial, compliance and legal fees associated with the duplicate filings of tax qualified plans in many states.

Net Income. Net income of $7,599 (including a contribution of $2,014 from ANIC) for 1997 was $4,562 or 37.5% below 1996 income of $12,160. Net income includes income tax provisions of $2,695 and $4,847 for the 1997 and 1996 periods, respectively. Income before federal income taxes decreased in 1997 by $6,713 or 39.5% to $10,294. This decrease was primarily attributable to the addition of approximately $12,000 to the Company's pending claim reserves as discussed in "Benefits to Policyholders." The Company made a 1997 provision for federal income taxes of $2,695, reflecting an effective rate of 26.2%, as compared to an effective 1996 tax rate of 28.5%.

Comprehensive Income. During 1997, the Company's investment portfolio generated increases in unrealized gains of $9,867, compared to a $2,699 decrease in 1996. After accounting for deferred taxes on these gains, shareholders' equity increased due to comprehensive income by $13,176 and $12,160 in 1997 and 1996, respectively.

New Accounting Principles

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share, and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 prescribes that for all financial statements with effective dates after December 31, 1997, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share, and these amounts are required to be shown on the face of the income statement. Prior year per share amounts must also be restated if applicable. The Company adopted SFAS 128.

The FASB recently issued Statement 130, "Reporting Comprehensive Income," which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, Statement 130 requires that an amount representing total comprehensive income be reported for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes. The Company has no material effect on its financial condition or results of operations due to the adoption of Statement 130.

SFAS 128, however, prescribes that if the components of diluted earnings per share are anti-dilutive, then diluted earnings per share will not differ from basic earnings per share. In 1997, the Company reported basic and diluted earnings per share of $1.01 and $.98, respectively. Since the exclusion of the impact of interest expense from the Company's convertible debt would be anti-dilutive, the future anticipated conversion of the debt into additional shares is not included in the calculation of diluted earnings per share. The Company anticipates that approximately 2,600 additional shares will be issued in the future for the conversion of debt. However, the Company also expects that approximately $3,550 of annual after-tax interest expense due to this convertible debt would be excluded from the diluted earnings per share calculation.

The FASB recently issued Statement 130, "Reporting Comprehensive Income," which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, Statement 130 requires that an amount representing total comprehensive income be reported for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes. The Company has no material effect on its financial condition or results of operations due to the adoption of Statement 130.

In 1997, the FASB also issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information," establishing standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and requiring presentation of a measure of profit or loss, certain specific revenue and expense items and segment assets. The Company has no reportable operating segments as a monoline long-term care insurer.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While the Company is presently evaluating the impact of SFAS No. 133, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.

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

The second component of the Y2K project involves the actual remediation and replacement of various systems and hardware, which will be affected by the Y2K issue. The Company and its insurance subsidiaries are using both internal and external resources to complete this process. Each system has been assigned a priority for Y2K completion, beginning with the most critical projects. All application systems that are not Y2K compliant have been slated for replacement with a new Y2K compliant system. The Company expects to complete the installation and conversion to these new systems by the summer of 1999.

As part of the Y2K project, significant service providers, vendors, suppliers, and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their level of readiness through questionnaires, interviews, on-site visits and other available means.

Because of the reliance upon new application systems to alleviate the risk of business operations due to the Y2K issue, the Company cannot guarantee that these systems will be implemented successfully or in a timely fashion. In the event that one or all of these new system conversions are unsuccessful, the Company could experience interruptions in its business operations, which are critical to its ongoing profitability and sustainability. However, the Company believes that its efforts in converting to new systems will be successful, and does not anticipate any failures or unnecessary delays in its critical functions as a result of the Y2K issue. By the end of the second quarter, 1999, the Company will review its progress in the completion of Y2K preparedness, both on in-house systems and external vendors. In the event either is not expected to be completed prior to January 1, 2000, the Company will correct its existing systems (which are substantially Y2K compliant already) and/or seek other vendors which are compliant.

Since January 1999, the Company has been testing its system using Y2K dates and has not experienced any difficulties or problems. Any policy written with an annual collection of premium has been successfully processed since January 1999, with no interruption of services.

The Company has spent approximately $300,000 to date related to modifying existing systems to become Y2K compliant, and anticipates the expenditure of approximately $100,000 more before the end of the third quarter, 1999. The Company estimates that this amount represents approximately 15% of its total information technology budget. The majority of the Company's efforts and expenditures have related to the installation of a new computer system, which, although correcting for Y2K issues, is being implemented for normal processing reasons rather than for Y2K. The Company expects the impact of Y2K to have no material impact upon its financial condition and results of operations.

Liquidity and Capital Resources
(amounts in thousands)

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

     The Company's cash flows were attributable to cash provided by operations, cash used in investing, and cash provided by financing. The Company's cash increased $27,161 in 1998 primarily due to the sale of $92,860 in bonds and equity securities and the maturity of $31,640 of bonds. These sources of funds coupled with $55,126 from operations more than offset $154,544 used to acquire bonds and equity securities. The major provider of cash from operations was premium revenue used to fund reserve increases of $78,915.

     The Company's cash decreased by $40,373 in 1997 primarily due to the purchase of $134,199 in bonds, which more than offset cash provided by operations and $44,080 in proceeds from the sale of bonds. The major provider of cash from operations was additions to reserves of $59,038 in 1997.

     Cash increased in 1996 by $42,733, which was primarily due to $72,208 in proceeds from the Company's convertible debt issuance. This increase, coupled with $31,268 provided by operations, was more than sufficient to provide for $93,046 of bond and equity purchases in 1996.

     The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. At December 31, 1998, the average maturity of the Company's bond portfolio was 6.3 years, and its market value represented 103.4% of its cost, with a current unrealized gain of $10,455. Its equity portfolio exceeded cost by $2,244 at December 31, 1998. The Company's equity portfolio exceeded cost by $5,042 in 1997 and $1,605 in 1996. On December 31, 1997, the average maturity of the Company's bond portfolio was 5.8 years, and its market value exceeded its cost by approximately $1,605 or 102.5% of its cost.

     During 1998, the Company evaluated and changed its investment policy to allow for the acquisition of debt and equity securities rated "B" or better by bond rating agencies. Included in the Company's investment strategy was the decision to purchase convertible or preferred securities. The Company hired an investment management firm that specializes in convertible securities to manage this portfolio, The management firm is also a principle shareholder of the Company's common stock.

     As of December 31, 1998, shareholders' equity was increased by $8,381 due to unrealized gains of $12,698 in the investment portfolio. As of December 31, 1997, shareholders' equity was increased by $7,838 due to unrealized gains of $11,875 in the investment portfolio. As of December 31, 1996, shareholders' equity was increased by $2,261 due to unrealized gains of $3,426 in the investment portfolio.

     The Company's debt currently consists primarily of a mortgage note in the approximate amount of $1,800 and $74,750 in convertible subordinated debt. The convertible debt, issued in November 1996, is convertible at $28.44 per share until November 2003. The debt carries a fixed interest coupon of 6.25%, payable semi-annually. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in December 2003. Although the note carries a variable interest rate, the Company has entered into an amortizing swap agreement with the same bank, with a notional amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest.

     In November 1996, the Company contributed $5,000,000 of the net proceeds of its July 1995 public offering to PTNA. In December 1996, the Company contributed $20,000, $20,000 and $5,000 to the surplus of PTLIC, PTNA and ANIC, respectively, from the proceeds of the convertible subordinated debt. In March 1998, the Company contributed approximately $6,000 of the proceeds from the debt offering to AINIC to initially capitalize the subsidiary. The remaining funds were retained at the parent level in order to service the future interest payments on the debt. In 1998, ANIC paid a dividend of $493 to the Company. The Company believes that its insurance subsidiaries' capital and surplus presently meet or exceed the requirements in all jurisdictions in which they are licensed.

     On December 31, 1997, PTLIC dividended its common stock ownership of PTNA to the Company. At that time, PTNA assumed substantially all of the assets, liabilities and premium in-force of PTLIC through a purchase and assumption reinsurance agreement. On December 30, 1998, the Company sold its common stock interest in PTLIC to an unaffiliated insurer. All remaining policies in-force were assumed by PTNA through a 100% quota share agreement.

     On November 26, 1998, the Company entered a purchase agreement to acquire all of the common stock of United Insurance Group Agency, Inc., a Michigan based consortium of long-term care insurance agencies. The acquisition was effective January 1, 1999 for the amount of $18,192, of which $8,078 was in the form of a three year installment note.

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

     The  Company's   continued   growth  is  dependent   upon  its  ability  to
(i) continue marketing efforts to expand its historical markets, (ii) continue to expand its network of agents and effectively market its products in states where its insurance subsidiaries are currently licensed and (iii) fund such marketing and expansion while at the same time maintaining minimum statutory levels of capital and surplus required to support such growth. Management believes that the funds necessary to accomplish the foregoing, including funds required to maintain adequate levels of statutory surplus in the Company's insurance subsidiaries can be met through 1999 by funds generated from its most recent stock offering, the Company's issuance of convertible subordinated debt and from operations. The Company's expects future capital market activities will be necessary to support an ongoing growth.

     In the event (i) the Company fails to maintain minimum loss ratios calculated in accordance with statutory guidelines, (ii) the Company fails to meet other requirements mandated and enforced by regulatory authorities,
(iii) the Company has adverse claims experience in the future, (iv) the Company is unable to obtain additional financing to support future growth, or (v) the economy continues to affect the buying powers of senior citizens, the Company's results of operations, liquidity and capital resources could be adversely affected.

     CERTAIN INFORMATION PRESENTED IN THIS FILING CONSTITUTES FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALTHOUGH THE COMPANY BELIEVES THAT ITS EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS WITHIN THE BOUNDS OF ITS KNOWLEDGE OF ITS BUSINESS AND OPERATIONS, THERE CAN BE NO ASSURANCE THAT ACTUAL RESULTS OF THE COMPANY'S OPERATIONS WILL NOT DIFFER MATERIALLY FROM ITS EXPECTATIONS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER FROM EXPECTATIONS INCLUDE, AMONG OTHERS, THE ADEQUACY OF THE COMPANY'S LOSS RESERVES, THE COMPANY'S ABILITY TO QUALIFY NEW INSURANCE PRODUCTS FOR SALE IN CERTAIN STATES, THE COMPANY'S ABILITY TO COMPLY WITH GOVERNMENT REGULATIONS, THE ABILITY OF SENIOR CITIZENS TO PURCHASE THE COMPANY'S PRODUCTS IN LIGHT OF THE INCREASING COSTS OF HEALTH CARE AND THE COMPANY'S ABILITY TO EXPAND ITS NETWORK OF PRODUCTIVE INDEPENDENT AGENTS.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

                  Refer to Business - Investments


Item 8.    Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Pages

Report of Independent Accountants                                       F-2


Financial Statements:
    Consolidated Balance Sheets as of December 31,
           1998 and 1997                                                F-3

    Consolidated Statements of Income and Comprehensive Income
           for the years ended December 31, 1998, 1997 and 1996         F-4

    Consolidated Statements of Shareholders'
           Equity for the years ended December 31, 1998,
           1997 and 1996                                                F-5

    Consolidated Statements of Cash Flows for the
           years ended December 31, 1998, 1997 and 1996                 F-6

    Notes to Consolidated Financial Statements                        F-7-25

                       Report of Independent Accountants



To the Board of Directors of Penn Treaty American Corporation
Allentown, Pennsylvania

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Penn Treaty American Corporation and Subsidiaries (the "Company") at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standard, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
------------------------------
    PricewaterhouseCoopers LLP


2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 8, 1999

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        as of December 31, 1998 and 1997
                                     ($000)

                             ASSETS                                 1998           1997
                                                                    ----           ----
Investments:
  Bonds, available for sale at market (cost of $310,993           $ 321,448     $ 278,148
  and $271,315, respectively)
  Equity securities at market value (cost of $15,090                 17,334        23,554
  and $18,511, respectively)
  Policy loans                                                          107            85
                                                                  ---------     ---------
Total investments                                                   338,889       301,787
Cash and cash equivalents                                            38,402        11,241
Property and equipment, at cost, less accumulated depreciation
  of $2,906 and $2,399, respectively                                  9,635         8,753
Unamortized deferred policy acquisition costs                       157,385       110,471
Receivables from agents, less allowance for
  uncollectable amounts of $166 and $130, respectively                1,804         1,107
Accrued investment income                                             4,889         4,112
Federal income tax recoverable                                        1,741         1,182
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $1,029 and $716, respectively           6,349         6,662
Present value of future profits acquired                              3,181         3,597
Receivable from reinsurers                                           12,288        10,542
Other assets                                                          5,989         6,318
                                                                  ---------     ---------
    Total assets                                                  $ 580,552     $ 465,772
                                                                  ---------     ---------
                                                                  ---------     ---------
                          LIABILITIES
Policy reserves:
  Accident and health                                             $ 190,036     $ 138,441
  Life                                                                9,434         8,117
Policy and contract claims                                          105,667        79,664
Accounts payable and other liabilities                                8,639         6,192
Long-term debt                                                       76,550        76,752
Deferred income tax liability                                        32,556        23,850
                                                                  ---------     ---------
    Total liabilities                                               422,882       333,016
                                                                  ---------     ---------
                                                                  ---------     ---------
Commitments and contingencies (Note 10)

                      SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized,              -             -
  none outstanding
Common stock, par value $.10; 25,000 and 10,000
  shares authorized, 8,189 and 8,178 shares issued,                     819           818
  respectively
Additional paid-in capital                                           53,516        53,194
Accumulated other comprehensive income                                8,381         7,838
Retained earnings                                                    96,660        72,612
                                                                  ---------     ---------
                                                                    159,376       134,462
Less 606 common shares held in treasury, at cost                     (1,706)       (1,706)
                                                                  ---------     ---------
                                                                    157,670       132,756
                                                                  ---------     ---------
    Total liabilities and shareholders' equity                    $ 580,552     $ 465,772
                                                                  ---------     ---------
                                                                  ---------     ---------

           See accompanying notes to consolidated financial statements.

                                   PENN TREATY AMERICAN CORPORATION
                                           AND SUBSIDIARIES
                      Consolidated Statements of Income and Comprehensive Income
                        for the years ended December 31, 1998, 1997, and 1996
                                                ($000)

                                                                   1998          1997          1996
                                                                   ----          ----          ----
 Revenue:
   Accident and health premiums                                  $220,145      $164,142      $126,657
   Life premiums                                                    3,547         3,538         3,534
                                                                 --------      --------      --------
                                                                  223,692       167,680       130,191

   Net investment income                                           20,376        17,009        10,982
   Net realized capital gains                                       9,209         1,417            20
   Other income                                                       885           417           342
                                                                 --------      --------      --------
                                                                  254,162       186,523       141,535
 Benefits and expenses:
   Benefits to policyholders                                      154,300       123,865        83,993
   Commissions                                                     80,273        55,240        43,305
   Net policy acquisition costs  deferred                         (46,915)      (28,294)      (19,043)
   General and administrative expenses                             26,069        20,614        15,648
   Interest expense                                                 4,809         4,804           625
                                                                 --------      --------      --------
                                                                  218,536       176,229       124,528
                                                                 --------      --------      --------

 Income before federal income taxes                                35,626        10,294        17,007
 Provision for federal income taxes                                11,578         2,695         4,847
                                                                 --------      --------      --------
     Net income                                                  $ 24,048      $  7,599      $ 12,160
                                                                 --------      --------      --------
                                                                 --------      --------      --------

  Other comprehensive income:
     Unrealized holding gain (loss) arising during period          10,032         9,867        (2,699)
     Income (tax) benefit from unrealized holdings                 (3,411)       (3,355)          917
     Reclassification adjustment for (gain) loss included
        in net income                                              (9,209)       (1,417)          (20)
     Income (tax) benefit from reclassification adjustment          3,131           482             7
                                                                 --------      --------      --------
     Comprehensive income                                        $ 24,591      $ 13,176      $ 10,365
                                                                 --------      --------      --------
                                                                 --------      --------      --------

 Basic earnings per share                                        $   3.17      $   1.01      $   1.70
 Diluted earnings per share                                      $   2.64      $   0.98      $   1.66


 Weighted average number of shares outstanding                      7,577         7,540         7,165
 Weighted average number of shares outstanding
       (Diluted)                                                   10,402         7,758         7,528



                    See accompanying notes to consolidated financial statements.

                                    PENN TREATY AMERICAN CORPORATION
                                            AND SUBSIDIARIES

                             Consolidated Statements of Shareholders' Equity
                          for the years ended December 31, 1998, 1997, and 1996
                                                ($000)


                                                                      Accumulated
                                         Common Stock     Additional    Other                               Total
                                       ----------------    Paid-In   Comprehensive Retained    Treasury   Shareholders'
                                       Shares    Amount    Capital      Income     Earnings     Stock       Equity
                                       ------    ------    -------      ------     --------     -----       ------
Balance, December 31, 1995             7,577     $ 758    $ 41,147     $ 4,056    $ 52,853    $ (1,706)   $  97,108

Net income                                                                          12,160                   12,160
Shares issued for the acquisi-
     tion of Health Insurance
     of Vermont                          473        47      10,824                                           10,871
Other comprehensive income                                              (1,795)                              (1,795)
Exercised options proceeds                67         7         557                                              564
                                  ---------------------------------------------------------------------------------
Balance, December 31, 1996             8,117       812      52,528       2,261      65,013      (1,706)     118,908

Net income                                                                           7,599                    7,599
Other comprehensive income                                               5,577                                5,577
Exercised options proceeds                61         6         666                                              672
                                  ---------------------------------------------------------------------------------
Balance, December 31, 1997             8,178       818      53,194       7,838      72,612      (1,706)     132,756

Net income                                                                          24,048                   24,048
Other comprehensive income                                                 543                                  543
Option-based compensation                                      183                                              183
Exercised options proceeds                11         1         139                                              140
                                  ---------------------------------------------------------------------------------
Balance, December 31, 1998             8,189     $ 819    $ 53,516     $ 8,381    $ 96,660    $ (1,706)   $ 157,670
                                  ---------------------------------------------------------------------------------
                                  ---------------------------------------------------------------------------------


                      See accompanying notes to consolidated financial statements.

                                      PENN TREATY AMERICAN CORPORATION
                                              AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                            for the years ended December 31, 1998, 1997, and 1996
                                                   ($000)
                                                                   1998        1997        1996
                                                                   ----        ----        ----
Net cash flow from operating activities:
  Net income                                                     $ 24,048    $  7,599    $ 12,160
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                                 729         693         326
    Deferred income taxes                                           8,426       2,181       3,095
    Depreciation expense                                              629         468         375
    Realized gain on sale of insurance charter                       (300)          -           -
    Net realized capital (gains) losses                            (9,209)     (1,417)        (20)
  Increase (decrease) due to change in:
    Receivables from agents                                          (697)        436        (268)
    Receivables from reinsurers                                    (1,746)       (437)       (904)
    Policy acquisition costs, net                                 (46,914)    (28,294)    (19,043)
    Policy and contract claims                                     26,003      22,124       6,886
    Policy reserves                                                52,912      36,914      29,844
    Accounts payable and other liabilities                          2,447       1,424       1,208
    Federal income tax recoverable                                   (559)     (1,006)       (175)
    Federal income tax payable                                         -           -         (183)
    Accrued investment income                                        (777)       (531)       (963)
    Other, net                                                        134        (459)     (1,070)
                                                                 ---------   ---------   ---------
     Cash provided by operations                                   55,126      39,695      31,268
Cash flow from (used in) investing activities:
  Acquisition of business, net of cash received                         -          -       (1,218)
  Proceeds from sale of property and equipment                        714          -           -
  Proceeds from sales of bonds                                     70,702      44,080      16,684
  Proceeds from sales of equity securities                         25,158       3,436         304
  Proceeds from sale of insurance charter                             300          -           -
  Maturities of investments                                        31,640      18,863      18,572
  Purchase of bonds                                              (139,350)   (134,199)    (85,092)
  Purchase of equity securities                                   (15,194)    (11,430)     (7,954)
  Acquisition of property and equipment                            (1,873)     (1,128)     (2,111)
                                                                 ---------   ---------   ---------
      Cash used in investing                                      (27,903)    (80,378)    (60,815)
Cash flow from (used in) financing activities:
  Proceeds from convertible debt offering                              -           -       72,208
  Proceeds from exercise of stock options                             140         673         564
  Repayments of long-term debt                                       (202)       (363)       (492)
                                                                 ---------   ---------   ---------
      Cash provided by (used in) financing                            (62)        310      72,280
                                                                 ---------   ---------   ---------
(Decrease) increase in cash and cash equivalents                   27,161     (40,373)     42,733
Cash balances:
  Beginning of period                                              11,241      51,614       8,881
                                                                 ---------   ---------   ---------
  End of period                                                  $ 38,402    $ 11,241    $ 51,614
                                                                 ---------   ---------   ---------
                                                                 ---------   ---------   ---------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                         $ 4,797     $ 4,795     $    161
  Cash paid during the year for federal income taxes             $ 3,710     $ 1,200     $  2,110

Non-cash investing activities:
   Common stock issued for business acquisition                  $    -      $   -       $ 10,871
   Purchase of block of renewal commission through               $    -      $   -       $    650
      installment note

                   See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              (amounts in thousands, except per share information)


  1.     Summary of Significant Accounting Policies:

                  Basis of Presentation:

          The accompanying consolidated financial statements of Penn Treaty American Corporation and its Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles
          (GAAP) and  include  Penn Treaty  Network  America  Insurance  Company
          (PTNA), American Network Insurance Company (ANIC), American Independent Network Insurance Company of New York (AINIC) and Penn Treaty Life Insurance Company (PTLIC), of which all of the common stock was sold by the Company on December 30, 1998, and Senior Financial Consultants Company. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

          The Company is subject to interest rate risk to the extent its investment portfolio cash flows are not matched to its insurance liabilities. Management believes it manages this risk through analyis of investment cash flows and actuarial input regarding future insurance liabilities.

                  Nature of Operations:

          The Company sells accident and health, life and disability insurance through its wholly-owned subsidiaries. The Company's principal lines of business are long-term care products and home health care products. The Company distributes its products principally through managing general agents and independent agents. The Company operates its home office in Allentown, Pennsylvania and has satellite offices in California, Florida, New York and Vermont, whose principal functions are to market and underwrite new business. State regulatory authorities have powers relating to granting and revoking licenses to transact business, the licensing of agents, the regulation of premium rates and trade practices, the form and content of insurance policies, the content of advertising material, financial statements and the nature of permitted practices. The Company is licensed to operate in 50 states. Sales in Florida, Pennsylvania, and California accounted for approximately 24%, 13% and 15%, respectively, of the Company's premiums for the year ended December 31, 1998. No other state sales accounted for more than 10% of the Company's premiums for the year ended December 31, 1998.

                 Investments:

          The Company accounts for its investments according to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires all entities to allocate their investments among three categories as applicable: (1) trading, (2) available for sale and (3) held to maturity. Management categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this classification are reported as the current market value with net unrealized gains or losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet.

          As of December 31, 1998, shareholders' equity was increased by approximately $8,381 due to net unrealized gains of approximately $12,699. As of December 31, 1997, shareholders' equity was increased by approximately $7,838 due to net unrealized gains of approximately $11,875 in the investment portfolio.

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

                  Unamortized Deferred Policy Acquisition Costs:

          The costs primarily related to and varying with the acquisition of new business, principally commissions, underwriting and policy issue expenses, have been deferred. These deferred costs are amortized over the related premium-paying periods utilizing the same projected premium assumptions used in computing reserves for future policy benefits. Net policy acquisition costs deferred, on the consolidated statements of operations, are net of amortization of $16,277, $11,977 and $13,678 for the years ended December 31, 1998, 1997, and 1996, respectively. Recoverability of deferred acquisition costs, in certain instances, may be dependent upon the Company's ability to obtain future rate increases. The ability to obtain these increases is subject to regulatory approval, but is not guaranteed.

                  Property and Equipment:

          Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for improvements, which materially increase the estimated useful life of the asset, are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation is provided principally on a straight-line basis over the related asset's estimated life. Upon sale or retirement, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in operations.

                  Cash and Cash Equivalents:

          Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less.

                  Cost in Excess of Fair Value of Net Assets Acquired:

          The costs in excess of fair value of net assets acquired (goodwill) for acquisitions made under purchase accounting methods are being amortized to expense on a straight-line basis over a 10- to 40-year range. During 1998, 1997 and 1996, approximately $316, $316 and $400 was amortized to expense, respectively.

                  Present Value of Future Profits Acquired:

          The present value of future profits of ANIC's acquired business is being amortized over the life of the insurance business acquired. During 1998, 1997 and 1996, approximately $415, $415 and $138 was amortized to expense, respectively.

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

          Policy and contract claims reserves include amounts representing: (1) an estimate, based upon prior experience, for accident and health claims reported, and incurred but unreported losses; (2) the actual in force amounts for reported life claims and an estimate of incurred but unreported claims; (3) an estimate of future administrative expenses, which would be utilized to adjudicate existing claims. The methods for making such estimates and establishing the resulting liabilities are continually reviewed and updated and any adjustments resulting therefrom are reflected in earnings currently.

          The establishment of appropriate reserves is an inherently uncertain process, including estimates for amounts of benefits and length of benefit period for each claim, and there can be no assurance that the ultimate liability will not materially exceed the Company's claim and policy reserves and have a material adverse effect on the Company's results of operations and financial condition. Due to the inherent uncertainty of estimating reserves, it has been necessary, and may over time continue to be necessary, to revise estimated future liabilities as reflected in the Company's policy reserves and policy and contract claims.

          In late 1994, the Company began marketing its Independent Living policy, a home health care insurance product which provides coverage over the full term of the policy for services furnished by a homemaker or companion who is not a qualified or licensed care provider. In late 1996, the Company began marketing its Personal Freedom policy, a comprehensive nursing home and home health care product, and its Assisted Living policy, a revised nursing home with attached home health care rider policy. In 1998, the Company introduced its Secured Risk policy, a limited benefit plan made available to higher risk applicants. Because of the Company's relatively limited claims experience with these products, the Company may incur higher than expected loss ratios and may be required to adjust further its reserve levels with respect to these products.

          The Company discounts all policy and contract claims, which involve fixed periodic payments extending beyond one year. This is consistent with the method allowed for statutory reporting, the long duration of claims, and industry practice for long-term care policies. Benefits are payable over periods ranging from six months to five years, and are also available for lifetime coverage. These liabilities are discounted using an assumed rate of 6.75% for 1998 and 1997, 7% for 1996, 6% for 1995, 1994, 1993 and 1992 claims and 8% for claims in
          1991 and prior.

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

          A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation follows. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                                                     For the Periods Ended December 31,
                                                     ----------------------------------
                                                         1998        1997       1996
                                                         ----        ----       ----
Net income                                            $ 24,048     $ 7,599    $ 12,160
Weighted average common shares outstanding               7,577       7,540       7,165
Basic earnings per share                              $   3.17     $  1.01    $   1.70
                                                     ----------------------------------
                                                     ----------------------------------

Net income                                            $ 24,048     $ 7,599    $ 12,160
Adjustments net of tax:
     Interest expense on convertible debt                3,154          -          320
     Amortization of debt offering costs                   245          -           22
                                                     ----------------------------------
Diluted net income                                    $ 27,447     $ 7,599    $ 12,502
                                                     ----------------------------------
                                                     ----------------------------------
Weighted average common shares outstanding               7,577       7,540       7,165
Common stock equivalents due to dilutive
     effect of stock options                               196         218         144
Shares converted from convertible debt                   2,629          -          219
                                                     ----------------------------------
Total outstanding shares for fully diluted earnings
     per share computation                              10,402       7,758       7,528
Diluted earnings per share                            $   2.64     $  0.98    $   1.66
                                                     ----------------------------------
                                                     ----------------------------------

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

          As of January 1, 1998, the Company adopted SFAS No. 130, "Comprehensive Income," which establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

          In 1997,  the FASB  also  issued  Statement  131,  "Disclosures  about
          Segments of an Enterprise and Related Information," establishing standards for the way that public business enterprises report information about operating segments in annual and interim financial statements and requiring presentation of a measure of profit or loss, certain specific revenue and expense items and segment assets. The Company has no reportable operating segments because long-term care represents 93% of the Company's premium if at December 31, 1998.

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

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While the Company is presently evaluating the impact of SFAS No. 133, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial condition or results of operations.

2.        Sale of Insurance Charter

          On December 30, 1998, the Company sold all of the common stock of PTLIC to an unaffiliated insurance company. The Company received approximately $3,300 in cash representing the final value of PTLIC's' statutory capital and surplus at December 30, 1998 and a purchase premium. All policies in-force were reinsured through a 100% quota share agreement to PTNA. PTLIC was sold as a nameless corporate entity, licensed to sell life and health products in 12 states.

3.       Investments and Financial Instruments:

          The Company's bond and equity securities investment portfolio is comprised primarily of investment grade securities at December 31, 1998. Securities are classified as "investment grade" by utilizing ratings furnished by independent bond rating agencies.

          The amortized cost and estimated market value of investments in debt securities as of December 31, 1998 and 1997 are as follows:

                                                          December 31, 1998
                                    --------------------------------------------------------------
                                    Amortized   Gross Unrealized   Gross Unrealized    Estimated
                                       Cost          Gains              Losses        Market Value
                                    ---------   ----------------   ----------------   ------------
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                    $124,664        $  7,458           $ (91)         $132,031
   Mortgage backed securities          10,368              88             (49)           10,407
   Obligations of states and
     political sub-divisions            2,660             204               0             2,864
   Debt securities issued by
     foreign governments                2,974             182             (47)            3,109
   Corporate securities               170,327           3,273            (563)          173,037
                                   ---------------------------------------------------------------
                                     $310,993        $ 11,205           $(750)         $321,448
                                   ---------------------------------------------------------------
                                   ---------------------------------------------------------------


                                                          December 31, 1997
                                    --------------------------------------------------------------
                                    Amortized   Gross Unrealized   Gross Unrealized    Estimated
                                       Cost          Gains              Losses        Market Value
                                    ---------   ----------------   ----------------   ------------
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                    $152,028        $  4,438           $ (90)         $156,376
   Mortgage backed securities          11,249             232               0            11,481
   Obligations of states and
     political sub-divisions           30,515           1,638               0            32,153
   Debt securities issued by
     foreign governments                  204               0               0               204
   Corporate securities                77,319             872            (257)           77,934
                                   ---------------------------------------------------------------
                                     $271,315        $  7,180           $(347)         $278,148
                                   ---------------------------------------------------------------
                                   ---------------------------------------------------------------

          The amortized cost and estimated market values of debt securities at December 31, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized          Estimated
                                                        Cost           Market Value
                                                      ---------        ------------
          Due in one year or less                    $  10,424          $  10,534
          Due after one year through five years        107,419            111,068
          Due after five years through ten years       157,077            162,925
          Due after ten years                           36,073             36,921
                                                    -----------        -----------
                                                     $ 310,993          $ 321,448
                                                    -----------        -----------
                                                    -----------        -----------

          The amortized cost and estimated market values of mortgage-backed securities at December 31, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized          Estimated
                                                        Cost           Market Value
                                                      ---------        ------------
          Due in one year or less                    $     -            $     -
          Due after one year through five years            -                  -
          Due after five years through ten years          478                475
          Due after ten years                           9,890              9,933
                                                     ---------          ---------
                                                     $ 10,368           $ 10,408
                                                     ---------          ---------
                                                     ---------          ---------

          Gross proceeds and realized gains and losses on the sales of debt securities, excluding calls, were as follows:

                                              Gross           Gross
                                             Realized        Realized
                             Proceeds          Gains          Losses
                             --------        --------        --------
             1998            $ 70,702        $ 2,395          $    3
             1997            $ 44,080        $   787          $  256
             1996            $ 16,684        $   145          $   16

          Gross proceeds and realized gains and losses on the sales of equity securities were as follows:

                                               Gross           Gross
                                              Realized        Realized
                             Proceeds           Gains          Losses
                             --------         --------        --------
             1998            $ 25,158         $ 6,891          $  400
             1997            $  3,436         $   964          $   89
             1996            $    304         $    11          $  122

          Gross unrealized gains (losses) pertaining to equity securities were as follows:

                                         Gross       Gross
                         Original     Unrealized   Unrealized    Estimated
                           Cost         Gains       Losses      Market Value
                         --------     ----------   ----------   ------------
          1998           $ 15,090       $ 2,558     $  (314)      $ 17,334
          1997           $ 18,511       $ 5,362     $  (319)      $ 23,554
          1996           $  9,643       $ 1,718     $  (113)      $ 11,248

          Net investment income is applicable to the following investments:

                                            1998        1997        1996
                                            ----        ----        ----
      Bonds                               $ 18,519    $ 16,025    $ 10,263
      Equity securities                        342         340          92
      Cash and short-term investments        1,794         946         796
                                          ---------------------------------
      Investment income                     20,655      17,311      11,151
      Investment expense                      (279)       (302)       (169)
                                          ---------------------------------
      Net investment income               $ 20,376    $ 17,009    $ 10,982
                                          ---------------------------------
                                          ---------------------------------

          Pursuant to certain statutory licensing requirements, as of December 31, 1998, the Company had on deposit bonds aggregating $7,145 in insurance department safekeeping accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

4.       Policy Reserves and Claims:

          Policy  reserves  have  been  computed  principally  by the net  level premium method based upon estimated future investment yield, mortality, morbidity, withdrawals and other benefits. The composition of the policy reserves at December 31, 1998 and 1997 and the assumptions pertinent thereto are presented below:

                                                   Amount of Policy Reserves
                                                       as of December 31,
                                                     1998             1997
                                                     ----             ----
      Accident and  health                        $ 190,819        $ 139,963
      Annuities and other                               136              141
      Ordinary life, individual                       9,298            7,976

                                                 Years of Issue    Discount Rate
                                                 --------------    -------------
      Accident and health                          1976 to 1986             7.0%
                                                           1987             7.5%
                                                   1988 to 1991             8.0%
                                                   1992 to 1995             6.0%
                                                           1996             7.0%
                                                   1997 to 1998             6.8%
      Annuities and other                          1977 to 1983     6.5%  & 7.0%
      Ordinary life, individual                    1962 to 1998     3.0% to 5.5%


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

      Ordinary life, individual        Mortality based  on  1955-60 Intercompany
                                       Mortality Table Combined Select and
                                       Ultimate.

          Policy and contract claims include approximately $83,631 and $65,143 at December 31, 1998 and 1997, respectively, that are discounted at varying interest rates. The amount of discount was $2,284 and $4,101 at December 31, 1998 and 1997, respectively.

          Activity in policy and contract claims is summarized as follows:

                                                 1998          1997
                                                 ----          ----
          Balance at January 1                $ 79,664      $ 57,539
          less reinsurance recoverable           2,650         1,278
                                              --------      --------
                                                77,014        56,261
          Incurred related to:
             Current year                       91,395        70,520
             Prior years                         9,016        15,955
                                              --------      --------
                Total incurred                 100,411        86,475
          Paid related to:
             Current year                       22,744        22,194
             Prior years                        52,402        43,528
                                              --------      --------
                Total paid                      75,146        65,722
          Net balance at Demember 31           102,332        77,014
          plus reinsurance recoverable           3,335         2,650
                                              --------      --------
          Balance at December 31              $105,667      $ 79,664
                                              --------      --------
                                              --------      --------

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

5.       Long-Term Debt:

          Long-term debt at December31, 1998 and 1997 is as follows:

                                                                                   1998         1997
                                                                                   ----         ----
          Convertible,  subordinated  debt  issued  in  November  1996,  with  a semi-annual  coupon of 6.25% annual  percentage rate. Debt is callable after December 2, 1999 at declining  redemption  values and matures in
          2003.  Prior to  maturity,  the debt is  convertible  to shares of the
          Company's common stock at $28.44 per share.                             $74,750      $74,750

          Mortgage  loan  with  interest  rate  fixed  for  five  years at 6.85%
          effective  September 1998, which repriced from 7.3% in 1997.  Although carrying a variable rate of LIBOR + 90 basis  points,  the loan has an effective  fixed  rate  due  to  an  offsetting  swap  with  the  same institution.  Current  monthly  payment of $16 based on a fifteen year amortization  schedule  with a balloon  payment  due  September  2003;
          collateralized  by property with depreciated cost of $2,493 and $2,560
          as of December 31, 1998 and 1997, respectively.                           1,800        1,840

          Installment  note for  purchase  of block of  renewal  commissions  in
          January 1996, payable over two years with interest accrued at 7%.             0          162
                                                                                  -------      -------
                                                                                  $76,550      $76,752
                                                                                  -------      -------
                                                                                  -------      -------

          Maturities of mortgage and other debt are as follows:

          1999              $    77
          2000                   77
          2001                   82
          2002                   88
          2003               76,226
                            -------
                            $76,550
                            -------
                            -------

 6.       Federal Income Taxes:

          The provision for Federal income taxes for the years ended December 31 consisted of:

                                    1998             1997             1996
                                    ----             ----             ----
         Current                  $  3,152         $    514         $  1,752
         Deferred                    8,426            2,181            3,095
                                  --------         --------         --------
                                  $ 11,578         $  2,695         $  4,847
                                  --------         --------         --------
                                  --------         --------         --------

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

                                                         1998           1997
                                                         ----           ----
          Net operating loss carryforward              $  1,932       $  2,659
          Policy reserves                                14,469          8,044
          Alternative minimum tax carryforward              192             40
                                                      ----------     ----------
                  Total deferred tax assets            $ 16,593       $ 10,743
                                                      ----------     ----------
                                                      ----------     ----------

          Deferred policy acquisition costs            $(42,799)      $(28,142)
          Present value of future profits acquired       (1,082)        (1,223)
          Premiums due and unpaid                          (932)          (952)
          Other                                             (18)          (238)
          Unrealized appreciation on investments         (4,318)        (4,038)
                                                      ----------     ----------
                       Total deferred income taxes     $(49,149)      $(34,593)
                                                      ----------     ----------
                                                      ----------     ----------

          Net deferred income tax (liability)          $(32,556)      $(23,850)
                                                      ----------     ----------
                                                      ----------     ----------

          The Company has net operating loss carry-forwards of approximately $5,714, which have been generated by taxable losses at the Company's non-life parent, and if unused, will expire during 2012 and 2013.

          A reconciliation of the income tax provision computed using the Federal income tax rate of 34% to income before Federal income taxes is as follows:

                                                        1998        1997        1996
                                                        ----        ----        ----
          Computed Federal income tax (benefit)
                provision at statutory rate           $12,113     $ 3,500     $ 5,782
           Small life insurance company
                deduction                                (376)         (0)       (560)
          Tax-exempt interest income                     (336)       (501)       (478)
          Other                                           177        (304)        103
                                                      -------     -------     -------
                                                      $11,538     $ 2,695     $ 4,847
                                                      -------     -------     -------
                                                      -------     -------     -------

          At December 31, 1998, the accumulated earnings of the Company for Federal income tax purposes included $1,453 of "Policyholders' Surplus", a special memorandum tax account. This memorandum account balance has not been currently taxed, but income taxes computed at then-current rates will become payable if surplus is distributed. Provisions of the Deficit Reduction Act of 1984 do not permit further additions to the "Policyholders' Surplus" account. "Shareholders' Surplus" represents an accumulation of taxable income (net of tax thereon) plus the dividends received deduction, tax-exempt interest, and certain other special deductions as provided by such Act. At

          December 31, 1998, the combined balance in the "Shareholders' Surplus" account amounted to approximately $74,569. There is no present intention to make distributions in excess of "Shareholders' Surplus."

7.        Statutory Information:

          The Company's insurance subsidiaries (PTNA, ANIC and AINIC) are required by insurance laws and regulations to maintain minimum capital and surplus. At December 31, 1998 and 1997, the subsidiaries' capital and surplus exceeded the minimum required capital and surplus in all states in which they are licensed to conduct business.

          Under Pennsylvania and Vermont insurance law, dividends may be paid from PTNA, ANIC or AINIC only from statutory profits of earned surplus and require Insurance Department approval if the dividend is in excess of the lesser of 10% of surplus or net statutory income of the prior year. In 1998, ANIC paid a dividend to the Company in the amount of $397.

          Net income and capital and  surplus as  reported  in  accordance  with
          statutory   accounting   principles   for  the   Company's   insurance
          subsidiaries are as follows:

                                        1998         1997         1996
                                        ----         ----         ----

              Net income (loss)       $ 7,507      $(10,287)    $(4,513)

              Capital and surplus     $76,022      $ 73,400     $81,795

          Total reserves, including policy and contract claims, reported to statutory authorities were approximately $159,861 and $7,652 less than those recorded for GAAP as of December 31, 1998 and 1997, respectively. This increase is attributable to a funds withheld financial reinsurance agreement entered into on December 31, 1998. For further discussion, see Note 11.

          The National Association of Insurance Commissioners (NAIC) has established risk-based capital standards that life and health insurers and reinsurers must meet. In concept, risk-based capital standards are designed to measure the acceptable amount of capital an insurer should have based on the inherent and specific risks of each insurer. Insurers failing to meet their benchmark capital level may be subject to scrutiny by the insurer's domiciled insurance department and, ultimately, rehabilitation or liquidation. Based on the NAIC's currently adopted standards, the Company has capital and surplus in excess of the required levels. The differences in statutory net income compared to GAAP are primarily due to the immediate expensing of acquisition costs, reserving methodologies, reinsurance and deferred income taxes. Due to these differences, under statutory accounting there is a net loss and decrease in surplus, called surplus strain, in years of high growth. The surplus needed to sustain growth must be raised externally or from profits from existing business.

          In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas.

          The Pennsylvania Insurance Department has adopted the Codification guidance, effective January 1, 2001. The Company has not estimated the effect of the Codification guidance upon its financial condition or results of operations.

 8.       Pension Plan and 401(k) Plan:

          Until August 1, 1996, the Company maintained a defined contribution pension plan covering substantially all employees. The Company contributed 3% of each eligible employee's annual covered payroll to the plan. All contributions were subject to limitations imposed by the Internal Revenue Code on retirement plans and Section 401(k) plans. Upon the termination of the plan on August 1, 1996, each participant became fully vested. A pro rata portion of the 1996 scheduled contribution was put into the plan upon termination. Expense for this pension plan was $30 for the year ended December 31, 1996.

          On August 1, 1996, the Company adopted a 401(k) retirement plan, covering substantially all employees with one year of service. Under the plan, participating employees may contribute up to 15% of their annual salary on a pre-tax basis. The Company, under the plan, equally matches employee contributions up to the first 3% of the employee's salary. The Company and employee portion of the plan is vested immediately. The Company's expense related to this 401(k) plan was $98, $93 and $36 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company may elect to make a discretionary contribution to the plan, which will be contributed proportionately to each eligible employee. The Company did not make a discretionary contribution in 1998, 1997 or 1996.

          ANIC maintained a defined benefit pension plan for all ANIC employees in 1996. This plan was subsequently terminated in 1997, with all eligible employees joining the Company's 401(k) plan. There was no 1997 or 1996 contribution expense for this plan. Upon the termination of the plan, the Company completed an actuarial review of its liability to plan participants. As a result of this review, the Company recognized approximately $125 of reduced expense in 1997 due to the overaccrual of its liability upon the purchase of ANIC in 1996.

 9.       Stock Option Plans:

          At December 31, 1998, the Company had three stock-based compensation plans which are described below. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"), and applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed employee stock option plans. Had compensation cost for the Company's employee stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying the SFAS No. 123 proforma disclosure are not indicative of future amounts.

                                                      1998          1997          1996
                                                      ----          ----          ----
   Net Income                     As reported      $ 24,048       $ 7,599      $ 12,160
                                  Proforma         $ 23,791       $ 7,426      $ 12,095

   Basic Earnings Per Share       As reported      $   3.17       $  1.01      $   1.70
                                  Proforma         $   3.14       $  0.98      $   1.69

   Diluted Earnings Per Share     As reported      $   2.64       $  0.98      $   1.66
                                  Proforma         $   2.61       $  0.96      $   1.65


          Compensation cost is estimated using an option-pricing model with the following assumptions for 1996, 1997 and 1998: an expected life ranging from 5.3 to 8.3 years, volatility of 27.9% for 1996 and 26.4% for 1997 and a risk free rate ranging from 5.71% to 6.35%. The weighted average fair value of those options granted in years prior to and including 1996 and 1997 was $8.25 and $12.24, respectively. No options were granted under these plans in 1998. No compensation expense is calculated for those options granted prior to 1995.

          The Company's 1987 Employee Incentive Stock Option Plan, which provided for the granting of options to purchase up to 1,200 shares of common stock. This plan expired in 1997 and was subsequently replaced by the 1998 Employee, Non-Qualified Incentive Stock Option Plan. The 1998 Plan allows for the grant of options to purchase up to 600,000 shares of common stock. No new options may be granted under the 1987 Plan. The maximum allowable term of each option is ten years (five years in the case of holders of more than 10% of the combined voting power of all classes of outstanding stock), and the options become exercisable in four equal, annual installments commencing one year from the option grant date.

          Effective May 1995, the Company adopted a Participating Agent Stock Option Plan which provides for the granting of options to purchase up to 300 shares of common stock. The exercise price of all options granted under the plan may not be less than the fair market value of the shares on the date of grant. The maximum allowable term of each option is ten years, and the options become exercisable in four equal, annual installments commencing one year from the option grant date.SFAS No. 123 requires that the deemed value of options granted to non-employees be recognized as compensation expense over the estimated life of the option. The estimated fair value of these options was $7.77 and $11.56 for options granted in 1996 and 1997, respectively. No agent options were granted in 1998.

          The following is a summary of the Company's option activity, including grants, exercises, forfeitures and average price information:

                                          1998                  1997                    1996
                                   ------------------   ---------------------   ---------------------
                                            Exercise               Exercise               Exercise
                                              Price                  Price                  Price
                                   Options  Per Option   Options   Per Option   Options   Per Option
                                   -------------------  ---------------------  ---------------------
Outstanding at beginning of year        574  $ 19.22           510  $ 14.84           396  $ 10.88
Granted                                   0  $    -            125  $ 32.57           185  $ 21.03
Exercised                                11  $ 14.91            61  $ 11.04            67  $  8.61
Canceled                                  9  $ 16.03             0  $    -              4  $ 12.38
                                   ---------              ---------              ---------
Outstanding at end of year              554  $ 19.59           574  $ 19.22           510  $ 14.84
                                   ---------              ---------              ---------
                                   ---------              ---------              ---------
Exercisable at end of year              305  $ 15.47           218  $ 12.63           200  $ 10.45
                                   ---------              ---------              ---------
                                   ---------              ---------              ---------


                                 Outstanding  Remaining  Exercisable
                                 at December Contractual at December
      Range of Exercise Prices     31, 1998   Life (Yrs)  31, 1998
                                 -----------------------------------
                          8.71             5          2           5
                          8.92            27          4          26
                          9.81            45          4          45
                         11.17            14          3          14
                         12.28            26          3          26
                         12.38            78          7          57
                         12.63            15          7          11
                         13.61            48          7          21
                         20.50           126          8          59
                         22.55            48          8          14
                         32.25            93          9          23
                         35.48            29          9           4
                                   ----------             ----------
                                         554                    305
                                   ----------             ----------
                                   ----------             ----------

 10.      Commitments and Contingencies:

                  Operating Lease Commitments:

          The  total  net  rental   expenses   under  all  leases   amounted  to
          approximately $260, $202 and $174 for the years ended December 31, 1998, 1997 and 1996, respectively.

          During May 1987, the Company assigned its rights and interests in a land lease to a third party for $175. The agreement indemnifies the Company against any further liability with respect to future lease payments. The Company remains contingently liable to the lessor under the original deed of lease for rental payments of $16 per year, the amount being adjustable based upon changes in the consumer price index since 1987, through the year 2063.

                  Line of Credit:

          In June 1997, the Company was given an unsecured, uncommitted line of credit from a bank for up to $3,000, which was unused at December 31, 1998. The line of credit is renewable annually, carries no origination or carrying fees, and if used, will carry a variable rate of interest equal to the London Interbank Offering Rate (LIBOR) plus .75% annually on the outstanding balance.

                  Litigation:

          The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of these lawsuits will not have a material effect on the financial condition or results of operations of the Company.

11.       Reinsurance:

          PTNA is party to reinsurance agreements to cede 100% of benefits exceeding 36 months on certain home health care policies. Total reserve credits taken related to this agreement as of December 31, 1997 and 1996 were approximately $2,912 and $859, respectively. Effective January 1, 1998, no new business was reinsured under this facility.

          The Company currently reinsures with unaffiliated companies any life insurance policy to the extent the risk on that policy exceeds $50.

          Effective January 1994, PTNA entered into a reinsurance agreement to cede 100% of certain life, accident and health and Medicare supplement insurance to a third party insurer. Total reserve credits taken related to this agreement as of December 31, 1998 and 1997 were approximately $533 and $569, respectively.

          PTNA is party to a reinsurance agreement to cede 100% of certain whole life and deferred annuity policies to be issued by PTNA to a third party insurer. These policies are intended for the funeral arrangement or "pre-need" market. Total reserve credits taken related to this agreement as of December 31, 1998 and 1997 were approximately $3,223 and $3,427, respectively. The third party reinsurer maintains securities at least equal to the statutory reserve credit in escrow with a bank. Effective January 1, 1996, this Agreement was modified, and as a result, no new business is reinsured under this facility.

          Effective December 31, 1998, PTNA entered a funds withheld financial reinsurance agreement with an unaffiliated reinsurer. Under the agreement, PTNA ceded the claims risk of a material portion of its long-term care policies. This transference of risk qualifies the agreement for statutory treatment of reinsurance. PTNA expects, but is not obligated to recapture the ceded policies and their cumulative profits after December 31, 2000. The agreement is not considered reinsurance according to FASB Statement 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", and is therefore not treated as reinsurance in the Company's Consolidated Financial Statements other than the $300 financing fee paid to the reinsurer, which is recorded as commission expense. As a result of this agreement, 1998 statutory surplus was increased by approximately $14,700.

          PTNA is party to a coinsurance agreement on a previously acquired block of long- term care business whereby 66% is ceded to a third party. At December 31, 1998 and 1997, reserve credits taken related to this treaty were approximately $1,852 and $1,947, respectively.

          ANIC reinsures approximately $500 of its risk with three reinsuring companies, all of which are authorized to do business in the State of Vermont.

          The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of operations, which are net of reinsurance activity:

                                               Ceded to     Assumed
                                    Gross       Other      from Other      Net
                                   Amount     Companies    Companies     Amount
                                   ------     ---------    ---------     ------
December 31, 1998
-----------------
   Ordinary Life Insurance
     In-Force                      $66,644      $14,848         $  0    $51,796
   Premiums:
        Accident and health        222,895        3,294          544    220,145
        Life                         3,970          425            2      3,547
   Benefits to Policyholders:
        Accident and health         78,179        1,625          297     76,851
        Life                         2,005           22            0      1,983
   Inc (dec) in Policy Reserves:
        Accident and health         75,356          940          (20)    74,396
        Life                         1,248          178            0      1,070
   Commissions                     $80,929         $739         $ 83    $80,273

December 31, 1997
-----------------
   Ordinary Life Insurance
     In-Force                      $65,964      $16,636         $  0    $49,328
   Premiums:
        Accident and health        167,187        3,546          501    164,142
        Life                         4,044          506            0      3,538
   Benefits to Policyholders:
        Accident and health         86,829        2,770          258     84,317
        Life                         1,790          523            0      1,267
   Inc (dec) in Policy Reserves:
        Accident and health         37,743          260          (11)    37,472
        Life                          (407)      (1,216)           0        809
   Commissions                     $56,193       $1,028         $ 75    $55,240

December 31, 1996
-----------------
   Ordinary Life Insurance
     In-Force                      $66,932      $18,004         $  0    $48,928
   Premiums:
        Accident and health        130,551        4,438          544    126,657
        Life                         4,147          612            0      3,535
   Benefits to Policyholders:
        Accident and health         54,824        1,170          419     54,073
        Life                         1,632          477            0      1,155
   Inc (dec) in Policy Reserves:
        Accident and health         28,568          764          (17)    27,787
        Life                         1,404          426            0        978
   Commissions                     $44,770       $1,547         $ 82    $43,305

          The Company remains contingently liable in the event that the reinsuring companies are unable to meet their obligations.

12.       Transactions with Related Parties:

          Irv Levit Insurance Management Corporation ("IMC"), an insurance agency which is owned by the President of the Company, produced approximately $41, $50 and $55 of new and renewal premiums for PTLIC, for the years ended December 31, 1998, 1997 and 1996, respectively, for which it received commissions of approximately $10, $13 and $12 respectively.

          IMC also received commission overrides on business written for PTLIC by certain agents, principally general agents who were IMC agents prior to January 1979 and any of their sub-agents hired prior and subsequent to January 1979. For the years ended December 31, 1998, 1997 and 1996, IMC commission overrides totaled approximately $559, $534 and $539, respectively.

13.       Major Agencies:

          A managing general agent accounted for approximately 17%, 18% and 21% of total premiums in 1998, 1997 and 1996, respectively.

14.       Concentrations of Credit Risk:

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investments. The Company places its cash and cash equivalents and investments with high quality financial institutions, and attempts to limit the amount of credit exposure to any one institution. However, at December 31, 1998, and at other times during the year, amounts in any one institution exceeded the Federal Deposit Insurance Corporation limits.

15.       Fair Value of Financial Instruments:

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

          Long-term debt -- The statement value approximates the fair value of mortgage debt and capitalized leases, since the instruments carry interest rates, which approximate market value. The convertible, subordinated debt, as a publicly traded instrument, has a readily accessible fair market value, and, as such is reported at that value.

                                    December 31, 1998        December 31, 1997
                                  --------------------    ----------------------
                                   Carrying      Fair       Carrying      Fair
                                    Amount      Value        Amount       Value
                                   --------     -----       --------      -----
Financial assets:
  Investments
     Bonds, available for sale    $ 321,448  $ 321,448     $ 278,148   $ 278,148
     Equity securities               17,334     17,334        23,554      23,554
     Policy loans                       107        107            85          85
  Cash and cash equivalents          38,402     38,402        11,241      11,241

Financial liabilities:
  Convertible debt                 $ 74,750   $ 69,133      $ 74,750    $ 58,058
  Mortgage and other debt             1,800      1,800         2,002       2,002


16.       Subsequent Event:

          On November 25, 1998, the Company entered a purchase agreement to acquire all of the common stock of United Insurance Group Agency, Inc., a Michigan based consortium of long-term care insurance agencies. The acquisition was effective January 1, 1999 for the amount of $18,192, of which $8,078 was in the form of a three year installment note.The acquisition was effective January 1, 1999. The Company expects that the proforma effect of consolidating the financial results of UIG prior to 1999 would be immaterial to the Company's financial condition and results of operations.

                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES

                      INDEX TO FINANCIAL STATEMENT SCHEDULE






         Pages

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





          /s/ PricewaterhouseCoopers LLP
          ------------------------------
              PricewaterhouseCoopers LLP





         2400 Eleven Penn Center
         Philadelphia, Pennsylvania
         March 8, 1999

                          PENN TREATY AMERICAN CORPORATION
                          AND SUBSIDIARIES (PARENT COMPANY)

            Schedule II - Condensed Financial Information of Registrant
                                   Balance Sheets
                        as of December 31, 1998 and 1997
                                       ($000)

                     ASSETS                                1998             1997
                                                           ----             ----
Bonds, available for sale at market (amortized
     cost $4,402 and $22,676, respectively)                $  4,452       $ 23,382
Equity securities at market (cost $1,055 and
     $3,099, respectively)                                      994          3,179
Cash and cash equivalents                                    15,275            963
Investment in subsidiaries*                                 211,524        179,263
Other assets                                                  3,351          4,086
                                                          ----------     ----------
              Total assets                                 $235,596       $210,873
                                                          ----------     ----------
                                                          ----------     ----------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                             $ 74,750       $ 74,750
Accrued interest payable                                        389            389
Accounts payable                                                189            242
Deferred income taxes                                            -             267
Due to subsidiaries*                                          2,598          2,468
                                                          ----------     ----------
              Total liabilities                              77,926         78,116
                                                          ----------     ----------

Shareholders' equity
   Preferred stock, par value $1.00; 5,000 shares
       authorized, none outstanding                              -              -
   Common stock, par value $.10; 25,000 and
       10,000 shares authorized, 8,189 and 8,178
       shares issued, respectively                              819            818
   Additional paid-in capital                                53,516         53,194
   Unrealized appreciation, net of deferred taxes             8,381          7,838
   Retained earnings                                         96,660         72,612
                                                          ----------     ----------
                                                            159,376        134,462
   Less 606 of common shares held in treasury, at cost       (1,706)        (1,706)
                                                          ----------     ----------
              Total shareholders' equity                    157,670        132,756
                                                          ----------     ----------
              Total liabilities and shareholders' equity   $235,596       $210,872
                                                          ----------     ----------
                                                          ----------     ----------

*  Eliminated in consolidation.


                The condensed financial information should be read in
              conjunction with the Penn Treaty American Corporation and
               Subsidiaries consolidated statements and notes thereto.

                           PENN TREATY AMERICAN CORPORATION
                          AND SUBSIDIARIES (PARENT COMPANY)

             Schedule II - Condensed Financial Information of Registrant
                               Statements of Operations
                for the years ended December 31, 1998, 1997, and 1996
                                       ($000)

                                                1998          1997          1996
                                                ----          ----          ----
Management fees*                              $    296      $     56      $     56

Investment income                                2,426         1,818           836

General and administrative expense               1,032         1,295           274

Interest on convertible debt                     4,672         4,672           448
                                             ----------    ----------    ----------

Gain (loss) before equity in undistributed
    net earnings of subsidiaries*               (2,982)       (4,093)          170

Equity in undistributed net earnings of
    subsidiaries*                               27,030        11,692        11,990
                                             ----------    ----------    ----------

Net income                                      24,048         7,599        12,160

Retained earnings, beginning of year            72,612        65,013        52,853
                                             ---------     ---------     ---------

Retained earnings, end of year                $ 96,660      $ 72,612      $ 65,013
                                             ---------     ---------     ---------
                                             ---------     ---------     ---------

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

                              PENN TREATY AMERICAN CORPORATION
                             AND SUBSIDIARIES (PARENT COMPANY)

                Schedule II - Condensed Financial Information of Registrant
                                  Statements of Cash Flows

                   for the years ended December 31, 1998, 1997, and 1996

                                                        1998           1997           1996
                                                        ----           ----           ----
Cash flows from operating activities:
   Net Income                                         $ 24,048       $  7,599       $ 12,160
   Adjustments to reconcile net income to cash
         provided by (used in) operations:
      Equity in undistributed earnings of
         subsidiaries                                  (27,030)       (11,692)       (11,991)
      Depreciation and amortization                        464            425            114
      Net realized (gains) losses                         (791)          (103)             5
      Increase (decrease) due to change in:
         Due to/from subsidiaries                          130          1,067            440
         Other, net                                        (65)            13         (2,631)
                                                     ----------      ---------      ---------
            Net cash provided by (used in)
               operations                               (3,244)        (2,691)        (1,903)
                                                     ----------      ---------      ---------

Cash flows from investing activities:
   Sales and maturities of investments                  25,790         14,202         12,372
   Purchase of investments                              (4,682)       (27,470)       (17,315)
   Acquisition of property and equipment                   (32)           (39)          (397)
   Contribution to subsidiary                           (6,659)             -        (53,093)
                                                     ----------      ---------      ---------

            Net cash provided by (used in)              14,417        (13,307)       (58,433)
               investing activities                  ----------      ---------      ---------

Cash flows from financing activities:
   Proceeds from convertible debt offering                  -              -          74,750
   Proceeds from exercise of stock options                 140            673            564
   Repayment of mortgages and other borrowings              -             (88)           740
   Proceeds from sale of PTLIC                           3,000             -              -
                                                     ----------      ---------      ---------

            Net cash provided by financing
               activities                                3,140            585         76,054
                                                     ----------      ---------      ---------

            Increase (decrease) in cash and cash
                equivalents                             14,313        (15,413)        15,718

Cash and cash equivalents balances:
   Beginning of year                                       962         16,375            657
                                                     ----------     ----------     ----------

   End of year                                        $ 15,275       $    962       $ 16,375
                                                     ----------     ----------     ----------
                                                     ----------     ----------     ----------

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest             $  4,672       $  4,674       $      8
                                                     ----------     ----------     ----------
                                                     ----------     ----------     ----------


                   The condensed financial information should be read in
                 conjunction with the Penn Treaty American Corporation and
                  Subsidiaries consolidated statements and notes thereto.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

           Not Applicable

                                    PART III
                                    --------

Item 10.   Directors and Executive Officers of the Registrant

           Incorporated  by  reference  from  the  Company's  Definitive   Proxy
           Statement for the 1999 Annual Meeting of Shareholders.

Item 11.   Executive Compensation

           Incorporated  by reference   from  the  Company's  Definitive   Proxy
           Statement for the 1999 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           Incorporated  by  reference  from  the  Company's   Definitive  Proxy
           Statement for the 1999 Annual Meeting of Shareholders.

Item 13.   Certain Relationship and Related Transactions

           Incorporated  by  reference  from  the  Company's   Definitive  Proxy
           Statement for the 1999 Annual Meeting of Shareholders.

                                     PART IV
                                     -------

Item 14.   Exhibits, Financial Statements, Schedule  and  Reports  on  Form  8-K
           (a)    The following documents are filed as a part of this report.

                  (1)      Financial Statements.

                                                                        Pages
                                                                        -----

Report of Independent Accountants.............................             F-2

Consolidated Balance Sheets at December 31, 1998 and 1997
      ........................................................             F-3

Consolidated Statements of Operations for the years
      ended December 31, 1998, 1997, and 1996.................             F-4

Consolidated Statements of Shareholders'
      Equity for the years ended December 31, 1998, 1997, and
      1996....................................................             F-5

Consolidated Statements of Cash Flow for the years
      ended December 31, 1998, 1997, and 1996.................             F-6

Notes to Consolidated Financial Statements....................        F-7-F-25

                  (2)      Financial Statement Schedule.

Report of Independent Accountants on Schedule.................             S-2

Schedule II - Condensed Financial Information of
      Registrant..............................................         S-3-S-5

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

                  10.05  PTAC 1998 Employee Incentive Stock Option Plan

                  10.1 Penn Treaty American Corporation 1987 Employee Incentive Stock Option Plan. * 10.2 Penn Treaty American Corporation 1995 Agent Stock Option Plan. ****

                  10.3   Penn Treaty  American  Corporation  Employees'  Pension
                         Plan. *

                  10.4 Reinsurance Treaty between Penn Treaty Life Insurance Company and NRG America Life Reassurance Corp. *

                  10.5   Assumption   Agreement   dated  May  12,  1994  between
                         Reassurance Company of Hannover and Penn Treaty Life Insurance Company. ****

                  10.6 Reinsurance Agreement between Penn Treaty Life Insurance Company and Life Insurance Company of North America, effective as of June 1, 1976. * 10.7 Personal Accident Quota Share issued to Penn Treaty Life Insurance Company by American Accident Reinsurance Group, effective as of November 23, 1982. *

                  10.8 Credit Life Quota Share Reinsurance Agreement between Penn Treaty Life Insurance Company and The Centennial Life Insurance Company, effective as of August 15, 1977. *

                  10.9   Treaty   Endorsement   replacing  The  Centennial  Life
                         Insurance Company with Puritan Life Insurance Company, effective June 1, 1986. ****

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

                  10.21 Form of General Agent's Contract of Network America Life Insurance Company. ****

                  10.22  Form of Managing General Agency Agreement. ****

                  10.23 Regional General Agents' Contract dated August 1, 1971 between Penn Treaty 10.23 Regional General Agents' Contract dated August 1, 1971 between Penn Treaty Life Insurance Company and Irving Levit of the Irv Levit Insurance Management Corporation, as amended on August 15, 1971, May 26, 1976 and June 16, 1987, and by an
                         undated override commissions schedule. ***

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

                  10.34 Quota Share Reinsurance Agreement between Penn Treaty Life Insurance Company and Penn Treaty Network America.

                  10.35 Quota Share Reinsurance Agreement between Penn Treaty Network America and Cologne Reinsurance.

                  10.36  Employment Contracts

                  10.46  Material Contract with Cameron B. Waite

                  10.47 Penn Treaty American Corporation 1998 Incentive Stock Option Plan

                  10.48  Material Contract with A. J. Carden

                  11.    See Notes to Consolidated  Financial Statements,  "Note
                         1."

                  21.    Subsidiaries of the Registrant. ****

                  24.    Consent of PricewaterhouseCoopers, LLP

                  27.    Financial Data Schedule

           (b)  Reports on Form 8-K:

          The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

* Incorporated by reference to the Company's Registration Statement on Form S-1 dated May 12, 1987, as amended.

** Incorporated by reference to the Company's Registration Statement on Form S-1 dated November 17, 1989, as amended.

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

**** Incorporated by reference to the Company's Registration Statement on Form S-1 dated June 30, 1995, as amended.

***** Incorporated by reference to the Company's Registration Statement on Form S-3 dated February 19, 1999.


Executive Compensation Plans - see Exhibits 10.1, 10.2, 10.3 and 10.47

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PENN TREATY AMERICAN CORPORATION


Date:  March 29, 1999               By: /s/ Irving Levit
                                        ---------------------------------
                                            Irving Levit, Chairman of the
                                            Board and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 1999               By: /s/ Irving Levit
                                        ---------------------------------
                                            Irving Levit, Chairman of the
                                            Board and President

Date:  March 29, 1999               By: /s/ A.J. Carden
                                        ---------------------------------
                                            A.J. Carden, Executive Vice
                                            President and Director

Date:  March 29, 1999               By: /s/ Michael F. Grill
                                        ---------------------------------
                                            Michael F. Grill, Treasurer
                                            and Director

Date:  March 29, 1999               By: /s/ Domenic P. Stangherlin
                                        ---------------------------------
                                            Domenic P. Stangherlin,
                                            Secretary and Director

Date:  March 29, 1999               By: /s/ Jack D. Baum
                                        ---------------------------------
                                            Jack D. Baum, Vice President,
                                            Marketing and Director

Date:  March 29, 1999               By: /s/ Emile Ilchuk
                                        ---------------------------------
                                            Emile Ilchuk, Director

Date:  March 29, 1999               By: /s/ C. Mitchell Goldman
                                        ---------------------------------
                                            C. Mitchell Goldman, Director

Date:  March 29, 1999               By: /s/ Glen A. Levit
                                        ---------------------------------
                                            Glen A. Levit, Vice President,
                                            Sales and Director

Date:  March 29, 1999               By: /s/ David B. Trindle
                                        ---------------------------------
                                            David B. Trindle, Director