Form 10-Q
period 1999-03-31
PENN TREATY AMERICAN CORP
filed 1999-05-14
CIK 814181

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

                                       or

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
(State or other jurisdiction of                   (I.R.S. Employer
incorporation of organization)                   Identification No.)

                    3440 LEHIGH STREET, ALLENTOWN, PA 18103
                    ---------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (610) 965-2222
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
(Former name,former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of May 6, 1999 was 7,807,589.

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The registrant's Unaudited Consolidated Balance Sheets, Statements of Operations and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 7 of this report, respectively. These financial statements represent the consolidation of the operations of the registrant, and its subsidiaries, Penn Treaty Network America Insurance Company ("PTNA"), American Network Insurance Company ("ANIC"), American Independent Network Insurance Company of New York ("AINIC")(collectively, the "Insurers"), United Insurance Group Agency, Inc. ("UIG") and Senior Financial Consultants (collectively the "Agencies"), which are underwriters and marketers of long-term care insurance products. PTNA is also an underwriter of life insurance products.


                       PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                           Condensed Balance Sheets
                            (amounts in thousands)
                                                                                    March 31,     December 31,
                                                                                      1999            1998
                                                                                      ----            ----
                                                                                   (unaudited)
                                    ASSETS
Investments:
  Bonds, available for sale at market (cost of $328,396 and $310,993, respectively) $ 330,455       $ 321,448
  Equity securities at market value (cost of $15,728 and $15,090, respectively)        18,399          17,334
  Policy loans                                                                            118             107
                                                                                    ---------       ---------
Total investments                                                                     348,972         338,889
Cash and cash equivalents                                                              30,244          38,402
Property and equipment, at cost, less accumulated depreciation of
  $3,249 and $3,033, respectively                                                      10,329           9,635
Unamortized deferred policy acquisition costs                                         168,455         157,385
Receivables from agents, less allowance for
  uncollectable amounts of $166 and $166, respectively                                  1,708           1,804
Accrued investment income                                                               5,176           4,889
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $1,287 and $1,029, respectively                          23,091           6,349
Present value of future profits acquired                                                3,078           3,181
Receivable from reinsurers                                                             12,632          12,288
Federal income tax recoverable                                                            804           1,741
Other assets                                                                            7,907           5,989
                                                                                    ---------       ---------
    Total assets                                                                    $ 612,396       $ 580,552
                                                                                    ---------       ---------
                                                                                    ---------       ---------
                                  LIABILITIES
Policy reserves:
  Accident and health                                                               $ 205,713       $ 190,036
  Life                                                                                  9,707           9,434
Policy and contract claims                                                            111,323         105,667
Accounts payable and other liabilities                                                 14,012           8,639
Note payable                                                                            7,167              -
Long-term debt                                                                         76,527          76,550
Deferred income taxes                                                                  30,600          32,556
                                                                                    ---------       ---------
    Total liabilities                                                                 455,049         422,882
                                                                                    ---------       ---------
Commitments and contingencies

                             SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding                -              -
Common stock, par value $.10; 10,000
  shares authorized, 8,189 and 8,189 shares issued                                        819             819
Additional paid-in capital                                                             53,548          53,516
Net unrealized appreciation of securities                                               3,122           8,381
Retained earnings                                                                     101,564          96,660
                                                                                    ---------       ---------
                                                                                      159,053         159,376
Less 606 common shares held in treasury, at cost                                       (1,706)         (1,706)
                                                                                    ---------       ---------
                                                                                      157,347         157,670
                                                                                    ---------       ---------
    Total liabilities and shareholders' equity                                      $ 612,396       $ 580,552
                                                                                    ---------       ---------
                                                                                    ---------       ---------
          See accompanying notes to consolidated financial statements


                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                                   (unaudited)
                  (amounts in thousands, except per share data)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                              1999            1998
                                                                              ----            ----
 Revenue:
   Accident and health premiums                                             $ 66,166        $ 50,912
   Life premiums                                                                 893             867
                                                                            --------        --------
                                                                              67,059          51,779

   Net investment income                                                       5,183           4,626
   Net realized capital gains                                                    616           6,715
   Other income                                                                1,440              76
                                                                            --------        --------
                                                                              74,298          63,196
 Benefits and expenses:
   Benefits to policyholders                                                  45,404          34,282
   Commissions                                                                21,608          17,365
   Net policy acquisition costs  deferred                                    (11,070)         (8,275)
   General and administrative expense                                          9,842           5,955
   Interest expense                                                            1,195           1,213
                                                                            --------        --------
                                                                              66,979          50,540
                                                                            --------        --------

 Income before federal income taxes                                            7,319          12,656
 Provision for federal income taxes                                            2,415           4,285
                                                                            --------        --------
     Net income                                                                4,904           8,371
                                                                            --------        --------
  Other comprehensive income:
     Unrealized holding gain (loss) arising during period                     (7,353)          1,697
     Income (tax) benefit from unrealized holdings                             2,500            (577)
     Reclassification adjustment for (gain) loss included in net income         (616)         (6,715)
     Income (tax) benefit from reclassification adjustment                       210           2,283
                                                                            --------        --------
     Comprehensive income                                                   $   (355)       $ (5,059
                                                                            --------        --------
                                                                            --------        --------


Basic earnings per share                                                    $   0.65        $   1.11
Diluted earnings per share                                                  $   0.56        $   0.88


 Weighted average number of shares outstanding                                 7,583           7,572
 Weighted average number of shares outstanding (diluted)                      10,355          10,418

           See accompanying notes to consolidated financial statements



                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      for the Three Months Ended March 31,
                                   (unaudited)
                             (amounts in thousands)
                                                                         1999             1998
                                                                         ----             ----
Net cash flow from operating activities:
  Net income                                                          $  4,904         $  8,371
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                                      452              272
    Policy acquisition costs, net                                      (11,070)          (8,275)
    Deferred income taxes                                                  807            5,224
    Depreciation expense                                                   216               89
    Compensation expense for agent options                                  27               -
    Net realized capital gains                                            (616)          (6,715)
  Increase (decrease) due to change in:
    Receivables from agents                                                 96              (31)
    Receivable from reinsurers                                            (344)            (889)
    Policy and contract claims                                           5,656            5,811
    Policy reserves                                                     15,950           11,457
    Accounts payable and other liabilities                               3,730            2,505
    Federal income taxes recoverable                                       937           (1,229)
    Accrued investment income                                             (287)            (118)
    Other, net                                                          (1,457)          (1,752)
                                                                      --------         --------
      Cash provided by operations                                       19,000           14,720
Cash flow from (used in) investing activities:
  Net cash purchase of subsidiary                                       (9,194)              -
  Proceeds from sales of bonds                                          12,190            6,224
  Proceeds from sales of equity securities                               3,236           22,045
  Maturities of investments                                              2,869            2,995
  Purchase of bonds                                                    (32,282)          (2,355)
  Purchase of equity securities                                         (3,352)            (193)
  Acquisition of property and equipment                                   (608)            (238)
                                                                      --------         --------
      Cash provided by (used in) investing                             (27,141)          28,478
Cash flow from (used in) financing activities:
  Proceeds from exercise of stock options                                    6               11
  Repayments of long-term debt                                             (23)            (192)
                                                                      --------         --------
      Cash used in financing                                               (17)            (181)
                                                                      --------         --------
Increase (decrease) in cash and cash equivalents                        (8,158)          43,017
Cash balances:
  Beginning of period                                                   38,402           11,241
                                                                      --------         --------
  End of period                                                       $ 30,244         $ 54,258
                                                                      --------         --------
                                                                      --------         --------

  Acquisition of subsidiary with note payable                         $ (7,167)        $     -
                                                                      --------         --------
                                                                      --------         --------

                 See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED  FINANCIAL  STATEMENTS
March 31, 1999
(unaudited)
(amounts in thousands, except per share data)

The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 1998 of Penn Treaty American Corporation (the "Company").

In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods. Certain prior period amounts have been reclassified to conform to current period presentation.

1.   Investments

     Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of March 31, 1999, shareholders' equity was increased by $3,122 due to unrealized gains of $4,730 in the investment portfolio. As of December 31, 1998, shareholders' equity was increased by $8,381 due to unrealized gains of $12,699 in the investment portfolio.

     The amortized cost and estimated market value of investments available for sale as of March 31, 1999 and December 31, 1998 are as follows:

                                              March 31, 1999                       December 31, 1998
                                              --------------                       -----------------
                                          Amortized      Estimated              Amortized       Estimated
                                            Cost       Market Value               Cost        Market Value
                                            ----       ------------               ----        ------------
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                         $ 118,149      $ 121,075              $ 124,664       $ 132,031

   Obligations of states and
     political sub-divisions                    571            627                  2,660           2,864

   Mortgage backed securities                49,099         46,007                 10,368          10,407

   Debt securities issued by
    foreign governments                      11,411         11,668                  2,974           3,109

   Corporate securities                     149,166        151,078                170,327         173,037

   Equities                                  15,728         18,399                 15,090          17,334

   Policy Loans                                 118            118                    107             107
                                          ---------      ---------              ---------       ---------

   Total Investments                      $ 344,242      $ 348,972              $ 326,190       $ 338,889
                                          ---------      ---------              ---------       ---------
                                          ---------      ---------              ---------       ---------

   Net unrealized gain                        4,730                                12,699
                                          ---------                             ---------

                                          $ 348,972                             $ 338,889
                                          ---------                             ---------
                                          ---------                             ---------

2.   New Accounting Principles:

     Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) was issued by the American Institute of Certified Public Accountants in December 1997 and provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund assessments and guidance for measuring the liability. The statement is effective for 1999 financial statements with early adoption permitted. The Company has adopted SOP 97-3, and established a gross liability of $1,066 for future assessments and a gross asset of $1,046 for premium tax offsets related to those assessments during the 1999 quarter.

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

3.   Statutory Regulation:

     In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas.

     The Pennsylvania Insurance Department has adopted the Codification guidance, effective January 1, 2001. The Company has not estimated the effect of the Codification guidance upon its financial condition or results of operations.

4.   Acquisition of Business:

     On November 25, 1998, the Company entered a purchase agreement to acquire all of the common stock of United Insurance Group Agency, Inc., a Michigan based consortium of long-term care insurance agencies. The acquisition was effective January 1, 1999, for the amount of $18,192, of which $8,078 was in the form of a three-year zero-coupon installment note. The installment note, after discounting for imputed interest, is recorded as a note payable of $7,167. The acquisition is accounted for as a purchase, for which the Company recognized goodwill of $17,000 that is being amortized over 25 years. The Company expects that the proforma effect of consolidating the financial results of UIG prior to 1999 would be immaterial to the Company's financial condition or results of operations.

5.   Reconciliation of Earnings Per Share:

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

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                 (amounts in thousands, except per share data)
                                   (unaudited)

                                                   Three Months Ended Mar 31,
                                                   --------------------------
                                                      1999           1998
                                                      ----           ----
Net income                                          $ 4,904        $ 8,371
Weighted average common shares outstanding            7,583          7,572
Basic earnings per share                            $  0.65        $  1.11
                                                    -------        -------
                                                    -------        -------

Net income                                          $ 4,904        $ 8,371
Adjustments net of tax:
     Interest expense on convertible debt               783            773
     Amortization of debt offering costs                 61             60
                                                    -------        -------
Diluted net income                                  $ 5,748        $ 9,204
                                                    -------        -------
                                                    -------        -------


Weighted average common shares outstanding            7,583          7,572
Common stock equivalents due to dilutive
     effect of stock options                            144            218
Shares converted from convertible debt                2,628          2,628
                                                    -------        -------
Total outstanding shares for diluted earnings
     per share computation                           10,355         10,418
Diluted earnings per share                          $  0.56        $  0.88
                                                    -------        -------
                                                    -------        -------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THREE MONTHS ENDED MARCH 31, 1999 AND 1998:
(amounts in thousands, except per share data)

     Accident and Health Premiums. First year accident and health premiums earned in the three month period ended March 31, 1999 (the "1999 quarter"), including long-term care and Medicare supplement, increased 24.6% to $21,320, compared to $17,106 in the same period in 1998 (the "1998 quarter"). First year long-term care premiums earned in the 1999 quarter increased 28.3% to $21,150, compared to $16,491 in the 1998 quarter. The Company attributes its growth to continued improvements in product offerings, which competitively meet the needs of the long term care marketplace. In addition, the Company actively recruits and trains agents to sell its products. The Company has expanded its sales force through the appointment and licensing of new, national general agencies. Also, management has actively recruited new agents and filed new products in states other than in its normal geographic concentration.

Renewal accident and health premiums earned by the Company in the 1999 quarter increased 35.2% to $43,214, compared to $31,950 in the 1998 quarter. Renewal long-term care premiums earned in the 1999 quarter increased 34.7% to $41,919, compared to $31,119 in the 1998 quarter. This increase reflects renewals of a larger base of in-force policies. Renewal Medicare supplement premiums in the 1999 quarter increased 55.8% to $1,295, compared to $831 in the 1998 quarter.

     Net Investment Income. Net investment income earned by the Company for the 1999 quarter increased 12.0% to $5,183, from $4,626 for the 1998 quarter. The Company also earned $616 in capital gains during the 1999 quarter. These gains were primarily attributable to the sale from the Company's investment portfolio of convertible securities and preferred equity securities. This portfolio is managed in order to maximize investment income. In the 1998 quarter, the Company recognized approximately $6,400 in capital gains due to the sale of its common stock portfolio.

     Other Income. The Company recognized $1,440 of other income in the 1999 quarter, compared to $76 in the 1998 quarter. The 1999 increase was primarily attributable to the acquisition of United Insurance Group Agency, Inc. (UIG) during 1999, which as a sales agency recorded $1,382 in commission income in the 1999 quarter.

     Benefits to Policyholders. Total benefits to policyholders in the 1999 quarter increased 32.4% to $45,404 compared to $34,282 in the 1998 quarter. In addition to paid claims, benefits to policyholders increased $15,950 in the 1999 quarter due to increases in policy reserves (the actuarial reserve established for the future incurral of claims) and $5,656 in policy and contract claim reserves (the reserve established for current claims incidence). The Company's loss ratio, or benefits to premiums, was 67.7% in the 1999 quarter, compared to 66.2% in the 1998 quarter.

The Company uses independent care managers to monitor claims and to ensure proper utilization of policyholder benefits in its home health care coverage. The expenses related to care management included in benefits to policyholders were approximately $450 or .7% and $300 or .6% of premiums in the 1999 and 1998 quarters, respectively.

     Commissions. Commissions to agents increased 24.4% to $21,608 in the 1999 quarter compared to $17,365 in the 1998 quarter.

First year commissions on accident and health business in the 1999 quarter increased 23.1% to $14,446, compared to $11,739 in the 1998 quarter, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 67.8% in the 1999 quarter and 68.6% in the 1998 quarter.

Renewal commissions on accident and health business in the 1999 quarter increased 34.2% to $6,679, compared to $4,976 in the 1998 quarter, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.5% in the 1999 quarter and 15.6% in the 1998 quarter. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the agents.

Commission expense in the 1999 quarter was reduced by $550 due to the elimination of commissions paid to UIG by Company subsidiaries.

     Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 1999 quarter increased 33.8% to $11,070 compared to $8,275 in the 1998 quarter, consistent with the growth of the Company's business. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. Generally, the deferral of policy acquisition costs remained consistent with the growth of premiums.

Deferred costs are typically all costs deemed to vary with the acquisition of new premiums. These costs include the variable portion of commissions, which are defined as the first year commission rate less the renewal commission rates, and variable general and administrative expenses related to policy underwriting.

     General and Administrative Expenses. General and administrative expenses in the 1999 quarter increased 65.3% to $9,842, compared to $5,955 in the 1998 quarter. This increase is due to variable expense growth, management additions, information technology expenditures and support staff additions. UIG costs added $1,910 to general and administrative expenses in the 1999 quarter, including amortization of goodwill of $180 from the purchase.

     Provision for Federal Income Taxes. The provision for federal income taxes recorded by the Company for the 1999 quarter was $2,415, compared to $4,285 for the 1998 quarter. The effective tax rates of approximately 33% and 34% in the 1999 and 1998 quarters, respectively, are below the normal federal corporate rate as a result of of small life deductions and dividend received deductions attributable to equity investments.

     Comprehensive Income. During the 1999 quarter, the Company's investment portfolio generated unrealized losses of $7,353 due to higher market interest rates, compared to 1998 quarter gains of $1,696. After accounting for deferred taxes from these gains, shareholders' equity decreased by $356 from comprehensive losses during the 1999 quarter, compared to comprehensive income of $5,059 in the 1998 quarter.

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

     Because of the reliance upon new application systems to alleviate the risk of business operations due to the Y2K issue, the Company cannot guarantee that these systems will be implemented successfully or in a timely fashion. In the event that one or all of these new system conversions are unsuccessful, the Company could experience interruptions in its business operations, which are critical to its ongoing profitability and sustainability. However, the Company believes that its efforts in converting to new systems will be successful, and does not anticipate any failures or unnecessary delays in its critical functions as a result of the Y2K issue. By the end of the second quarter 1999, the Company will review its progress in the completion of Y2K preparedness, both on in-house systems and external vendors. In the event either is not expected to be completed prior to January 1, 2000, the Company will correct its existing systems (which are substantially Y2K compliant ) and/or seek other vendors which are compliant.

     Since January 1999, the Company has been testing its system using Y2K dates and has not experienced any difficulties or problems. Any policy written with an annual collection of premium has been successfully processed since January 1999, with no interruption of services.

     The Company has spent approximately $300,000 to date related to modifying existing systems to become Y2K compliant, and anticipates the expenditure of approximately $100,000 more before the end of the third quarter 1999. The Company estimates that this amount represents approximately 15% of its total information technology budget. The majority of the Company's efforts and expenditures have related to the installation of a new computer system, which, although correcting for Y2K issues, is being implemented for normal processing reasons rather than for Y2K. The Company expects the impact of Y2K to have no material impact upon its financial condition and results of operations.


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

     The Company's cash flows in the 1999 quarter were attributable to cash provided by operations, cash used in investing, and cash provided by financing. The Company's cash decreased by $8,158 in the 1999 quarter primarily due to the purchase of UIG for $9,194 in net cash and a note payable for $8,078. The major provider of cash from operations was premiums used to fund additions to reserves of $21,606 in the 1999 quarter. The primary uses of cash, other than the UIG acquisition were to policy acquisition costs of $11,070 and the purchase of bonds of $32,282.

     The Company's cash increased by $43,017 in the 1998 quarter primarily due to the sale of $22,045 of its equity securities portfolio and cash from operations of $14,720. The major provider of cash from operations was premiums used to fund additions to reserves of $17,210 in the 1998 quarter.

     The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. The market value of the Company's bond portfolio represented approximately 100.6% of its cost at March 31, 1999, compared to 103.4% on December 31, 1998, with a current unrealized gain of $2,059 at March 31, 1999, compared to $10,455 on December 31, 1998. Its equity portfolio, which consisted of common and preferred stock at March 31, 1999, exceeded cost by $2,671, compared to $2,244 on December 31, 1998.

     As of March 31, 1999, shareholders' equity was increased by $3,122 due to unrealized gains of $4,730 in the investment portfolio. As of December 31, 1998, shareholders' equity was increased by $8,381 due to unrealized gains of $12,699 in the investment portfolio.

     The Company's debt currently consists primarily of a mortgage note in the approximate amount of $1,800 and $74,750 in convertible subordinated debt and a note payable of $7,167 for the purchase of UIG. The convertible debt, issued in November 1996, is convertible at $28.44 per share until November 2003. The debt carries a fixed interest coupon of 6.25%, payable semi-annually. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in September 2003. Although the note carries a variable interest rate, the Company has entered into an amortizing swap agreement with the same bank, with a notional amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest. The note payable, although carrying a zero percent coupon, is discounted at six percent and is payable in installments over three years.

     The Company consists of the Insurers, the Agencies and a non-insurer parent company, Penn Treaty American Corporation (the "Parent"). The Parent controls 100% of the voting stock its subsidiaries insurers. In the event the Parent is unable to meet its financial obligations, becomes insolvent, or discontinues operations, its subsidiaries financial condition and results of operations could be materially affected.

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

     The Company's continued growth is dependent upon its ability to (i) continue marketing efforts to expand its historical markets, (ii) continue to expand its network of agents and effectively market its products and (iii) fund such marketing and expansion while at the same time maintaining minimum statutory levels of capital and surplus required to support such growth. Management believes that the funds necessary to accomplish the foregoing, including funds required to maintain adequate levels of statutory surplus in the Company's insurance subsidiaries can be met for the foreseeable future from current funds.

     In the event (i) the Company fails to maintain minimum loss ratios calculated in accordance with statutory guidelines, (ii) the Company fails to meet other requirements mandated and enforced by regulatory authorities, (iii) the Company has adverse claims experience in the future, (iv) the Company is unable to obtain additional financing to support future growth, or (v) the economy adversely affect the buying power of senior citizens, the Company's results of operations, liquidity and capital resources could be adversely affected.

     Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, the adequacy of the Company's loss reserves, the Company's ability to qualify new insurance products for sale and the acceptance of such products, the Company's ability to comply with government regulations, the ability of senior citizens to purchase the Company's products in light of the increasing costs of health care, the Company's ability to expand its network of productive independent agents and the performance of the Company's investment portfolio.

NEW ACCOUNTING PRINCIPLES

     Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) was issued by the American Institute of Certified Public Accountants in December 1997 and provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund assessments and guidance for measuring the liability. The statement is effective for 1999 financial statements with early adoption permitted. The Company has adopted SOP 97-3, and established a gross liability of $1,066 for future assessments and a gross asset of $1,046 for premium tax offsets related to those assessments during the 1999 quarter.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

     Caution should be used in evaluating overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 71.8% of total liabilities and reinsurance receivables on unpaid losses represent 2.1% of total assets).

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of March 31, 1999, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

     If interest rates had increased by 100 basis points, there would have been an approximate $10,000,000 increase in the net fair value of the Company's investment portfolio less its long-term debt or the related swap agreement. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at March 31, 1999 would have resulted in an approximate $19,000,000 increase in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been an approximate $11,000,000 and $23,000,000 net decrease, respectively, in the net fair value of the Company's total investments and debt.

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

         Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit 11 - Earnings Per Share Calculation
         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K:

         United Insurance Group Agency, Inc. Stock Purchase and Employment Agreements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PENN TREATY AMERICAN CORPORATION
                                   --------------------------------
                                                Registrant



Date:   May 14, 1999               /s/ Irving Levit
        -------------------        ----------------------------------------
                                       Irving Levit
                                       Chairman of the Board, President and
                                       Chief Executive Officer

Date:   May 14, 1999               /s/ Cameron B. Waite
        -------------------        ----------------------------------------
                                       Cameron B. Waite
                                       Chief Financial Officer