Form 10-Q
period 1999-06-30
PENN TREATY AMERICAN CORP
filed 1999-08-13
CIK 814181

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

         ______________________________  to  __________________________

Commission file number 0-13972

                        PENN TREATY AMERICAN CORPORATION
             (Exact name of registrant as specified in its charter)

       PENNSYLVANIA                                  23-1664166
       ------------                                  ----------
(State or other jurisdiction of                    (IRS Employer
incorporation of organization)                   Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [ ]

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of August 10, 1999 was 7,808,589.

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The registrant's Unaudited Consolidated Balance Sheets, Statements of Operations and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 8 of this report, respectively. These financial statements represent the consolidation of the operations of the registrant, and its subsidiaries, Penn Treaty Network America Insurance Company ("PTNA"), American Network Insurance Company ("ANIC"), American Independent Network Insurance Company of New York ("AINIC") (collectively, "the Insurers"), United Insurance Group Agency, Inc. ("UIG") and Senior Financial Consultants (collectively, "the Agencies"), which are underwriters and marketers of long-term care insurance products. PTNA is also an underwriter of life insurance products.


                       PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                           Condensed Balance Sheets
                            (amounts in thousands)
                                                                                     June 30,          December 31,
                                                                                       1999               1998
                                                                                       ----               ----
                                                                                   (unaudited)
                                    ASSETS
Investments:
  Bonds, available for sale at market (cost of $335,356 and $310,993, respectively)  $ 330,696          $ 321,448
  Equity securities at market value (cost of $17,034 and $15,090, respectively)         17,505             17,334
  Policy loans                                                                             129                107
                                                                                     ---------          ---------
Total investments                                                                      348,330            338,889
Cash and cash equivalents                                                               45,382             38,402
Property and equipment, at cost, less accumulated depreciation of
  $3,337 and $3,033, respectively                                                        7,922              9,635
Unamortized deferred policy acquisition costs                                          180,843            157,385
Receivables from agents, less allowance for
  uncollectable amounts of $166 and $166, respectively                                   1,612              1,804
Accrued investment income                                                                5,178              4,889
Federal income tax recoverable                                                             409              1,741
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $1,525 and $1,029, respectively                           22,853              6,349
Present value of future profits acquired                                                 2,974              3,181
Receivable from reinsurers                                                              13,121             12,288
Other assets                                                                             6,678              5,989
                                                                                     ---------          ---------
    Total assets                                                                     $ 635,302          $ 580,552
                                                                                     ---------          ---------
                                                                                     ---------          ---------
                                  LIABILITIES
Policy reserves:
  Accident and health                                                                $ 227,639          $ 190,036
  Life                                                                                  10,040              9,434
Policy and contract claims                                                             116,257            105,667
Accounts payable and other liabilities                                                  12,277              8,639
Long-term debt                                                                          83,694             76,550
Deferred income taxes                                                                   28,992             32,556
                                                                                     ---------          ---------
    Total liabilities                                                                  478,899            422,882
                                                                                     ---------          ---------
Commitments and contingencies
                             SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding                -                  -
Common stock, par value $.10; 10,000
  shares authorized, 8,191 and 8,189 shares issued                                         819                819
Additional paid-in capital                                                              53,574             53,516
Net unrealized appreciation (depreciation) of securities                                (2,765)             8,381
Retained earnings                                                                      106,481             96,660
                                                                                     ---------          ---------
                                                                                       158,109            159,376
Less 606 common shares held in treasury, at cost                                        (1,706)            (1,706)
                                                                                     ---------          ---------
                                                                                       156,403            157,670
                                                                                     ---------          ---------
    Total liabilities and shareholders' equity                                       $ 635,302          $ 580,552
                                                                                     ---------          ---------
                                                                                     ---------          ---------

          See accompanying notes to consolidated financial statements.



                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                                   (unaudited)
                  (amounts in thousands, except per share data)
                                                                     Three Months Ended June 30,   Six Months Ended June 30,
                                                                     ---------------------------   -------------------------
                                                                           1999        1998           1999        1998
                                                                           ----        ----           ----        ----
 Revenue:
   Accident and health premiums                                          $ 71,212    $ 53,749       $137,378    $104,662
   Life premiums                                                              930         854          1,823       1,721
                                                                         --------    --------       --------    --------
                                                                           72,142      54,603        139,201     106,383

   Net investment income                                                    5,571       4,950         10,754       9,576
   Net realized capital gains                                               3,227          76          3,843       6,791
   Other income                                                             1,657          89          3,097         164
                                                                         --------    --------       --------    --------
                                                                           82,597      59,718         56,895     122,914
 Benefits and expenses:
   Benefits to policyholders                                               49,305      38,093         94,709      72,376
   Commissions                                                             23,872      19,666         45,480      37,030
   Net policy acquisition costs  deferred                                 (12,388)    (12,034)       (23,458)    (20,309)
   General and administrative expense                                       9,805       6,120         19,647      12,075
   Loss due to impairment of property and equipment                         2,799         -            2,799         -
   Interest expense                                                         1,383       1,200          2,578       2,413
                                                                         --------    --------       --------    --------
                                                                           74,776      53,045        141,755     103,585
                                                                         --------    --------       --------    --------

 Income before federal income taxes                                         7,821       6,673         15,140      19,329
 Provision for federal income taxes                                         2,581       2,182          4,996       6,467
                                                                         --------    --------       --------    --------
     Net income                                                             5,240       4,491         10,144      12,862
                                                                         --------    --------       --------    --------

  Other comprehensive income:
     Unrealized holding gain (loss) arising during period                  (5,692)      1,286        (13,045)      2,983
     Income (tax) benefit from unrealized holdings                          1,936        (437)         4,435      (1,014)
     Reclassification adjustment for (gain) loss included in net income    (3,227)        (76)        (3,843)     (6,791)
     Income (tax) benefit from reclassification adjustment                  1,097          26          1,307       2,309
                                                                         --------    --------       --------    --------
     Comprehensive income                                                $   (646)   $  5,290       $ (1,002)   $ 10,349
                                                                         --------    --------       --------    --------
                                                                         --------    --------       --------    --------


Basic earnings per share                                                 $   0.69    $   0.59       $   1.34    $   1.70
Diluted earnings per share                                               $   0.59    $   0.51       $   1.14    $   1.39


 Weighted average number of shares outstanding                              7,585       7,573            7,584     7,573
 Weighted average number of shares outstanding (diluted)                   10,382      10,427           10,369    10,423

          See accompanying notes to consolidated financial statements.



                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        for the Six Months Ended June 30,
                                   (unaudited)
                             (amounts in thousands)
                                                                1999          1998
                                                                ----          ----
Net cash flow from operating activities:
  Net income                                                  $ 10,144      $ 12,862
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                              882           365
    Policy acquisition costs, net                              (23,458)      (20,309)
    Deferred income taxes                                        2,178         6,881
    Depreciation expense                                           304           186
    Compensation expense for agent options                          27           -
    Net realized capital gains                                  (3,843)       (6,791)
    Realized loss on disposal of property and equipment          2,799           -
  Increase (decrease) due to change in:
    Receivables from agents                                        754           (66)
    Receivable from reinsurers                                    (833)       (2,067)
    Policy and contract claims                                  10,590        10,699
    Policy reserves                                             38,209        26,378
    Accounts payable and other liabilities                       2,349         1,091
    Federal income taxes recoverable                             1,385        (1,542)
    Accrued investment income                                     (289)         (210)
    Other, net                                                  (1,459)           25
                                                              ---------     --------
      Cash provided by operations                               39,739        27,502
Cash flow from (used in) investing activities:
  Net cash purchase of subsidiary                               (9,194)          -
  Proceeds from sales of bonds                                  34,525        10,828
  Proceeds from sales of equity securities                      16,412        22,045
  Maturities of investments                                      2,897         5,792
  Purchase of bonds                                            (61,226)      (27,794)
  Purchase of equity securities                                (15,093)       (3,169)
  Acquisition of property and equipment                         (1,088)         (440)
                                                              ---------     --------
      Cash provided by (used in) investing                     (32,767)        7,262
Cash flow from (used in) financing activities:
  Proceeds from exercise of stock options                           31            77
  Repayments of long-term debt                                     (23)         (231)
                                                              --------      --------
      Cash used in financing                                         8          (154)
                                                              --------      --------
Increase (decrease) in cash and cash equivalents                 6,980        34,610
Cash balances:
  Beginning of period                                           38,402        11,241
                                                              --------      --------
  End of period                                               $ 45,382      $ 45,851
                                                              --------      --------
                                                              --------      --------

  Acquisition of subsidiary with note payable                 $  7,167      $    -
                                                              --------      --------
                                                              --------      --------

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999
(unaudited)
(amounts in thousands, except per share data)

The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 1998 of Penn Treaty American Corporation (the "Company"). In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial position and results of operations for the interim periods.

1.       Investments

         Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of June 30, 1999, shareholders' equity was decreased by $2,765 due to unrealized losses of $4,189 in the investment portfolio. As of December 31, 1998, shareholders' equity was increased by $8,381 due to unrealized gains of $12,699 in the investment portfolio.

         The amortized cost and estimated market value of investments available for sale as of June 30, 1999 and December 31, 1998 are as follows:

                                                June 30, 1999                     December 31, 1998
                                                -------------                     -----------------
                                           Amortized      Estimated           Amortized     Estimated
                                             Cost        Market Value           Cost       Market Value
                                             ----        ------------           ----       ------------
   U.S. Treasury securities
     and obligations of US
     Government authorities
     and agencies                          $ 123,060      $ 124,509           $ 124,664      $ 132,031

   Obligations of states and
     political sub-divisions                   2,655          2,676               2,660          2,864

   Mortgage backed securities                 18,955         18,399              10,368         10,407

   Debt securities issued by
     foreign governments                      11,014         10,884               2,974          3,109

   Corporate securities                      179,672        174,228             170,327        173,037

   Equities                                   17,034         17,505              15,090         17,334

   Policy Loans                                  129            129                 107            107
                                           ---------      ---------           ---------      ---------

   Total Investments                       $ 352,519      $ 348,330           $ 326,190      $ 338,889
                                           ---------      ---------           ---------      ---------
                                           ---------      ---------           ---------      ---------

   Net unrealized gain (loss)                 (4,189)                            12,699
                                           ---------                          ---------

                                           $ 348,330                          $ 338,889
                                           ---------                          ---------
                                           ---------                          ---------

2.       New Accounting Principles:

         Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) was issued by the American Institute of Certified Public Accountants in December 1997 and provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund assessments and guidance for measuring the liability. The statement is effective for 1999 financial statements with early adoption permitted. The Company has adopted SOP 97-3, and established a gross liability of $1,066 for future assessments and a gross asset of $1,046 for premium tax offsets related to those assessments for the period ended June 30, 1999.

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

         Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) was issued by the American Institute of Certified Public Accountants in March 1998 and provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement is effective for 1999 financial statements. The adoption of SOP 98-1 has not had a material impact on the Company's financial condition or results of operations.


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

4.       Acquisition of Business:

         Effective January 1, 1999, the Company acquired all of the common stock of United Insurance Group Agency, Inc., a Michigan based consortium of long-term care insurance agencies, for the amount of $18,192, of which $8,078 was in the form of a three-year zero-coupon installment note. The installment note, after discounting for imputed interest, was recorded as a note payable of $7,167. The acquisition is accounted for as a purchase, for which the Company recognized goodwill of $17,000 that is being amortized over 25 years. The Company expects that the proforma effect of consolidating the financial results of UIG prior to 1999 would be immaterial to the Company's financial condition or results of operations.

5.       Reconciliation of Earnings Per Share:

         The following describes the reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.


                                                  Three Months Ended June 30,     Six Months Ended June 30,
                                                  ---------------------------     -------------------------
                                                      1999          1998             1999          1998
                                                      ----          ----             ----          ----
Net income                                          $ 5,240       $ 4,491          $10,144       $12,862
Weighted average common shares outstanding            7,585         7,573            7,584         7,573
Basic earnings per share                            $  0.69       $  0.59          $  1.34       $  1.70
                                                    -------       -------          -------       -------
                                                    -------       -------          -------       -------

Net income                                          $ 5,240       $ 4,491          $10,144       $12,862
Adjustments net of tax:
     Interest expense on convertible debt               783           786            1,565         1,554
     Amortization of debt offering costs                 61            61              122           121
                                                    -------       -------          -------       -------
Diluted net income                                  $ 6,084       $ 5,338          $11,831       $14,537
                                                    -------       -------          -------       -------
                                                    -------       -------          -------       -------

Weighted average common shares outstanding            7,585         7,573            7,584         7,573
Common stock equivalents due to dilutive
     effect of stock options                            169           226              157           222
Shares converted from convertible debt                2,628         2,628            2,628         2,628
                                                    -------       -------          -------       -------
Total outstanding shares for diluted earnings
     per share computation                           10,382        10,427           10,369        10,423
Diluted earnings per share                          $  0.59       $  0.51          $  1.14       $  1.39
                                                    -------       -------          -------       -------
                                                    -------       -------          -------       -------

6.       Impairment of Property and Equipment:

         During the second quarter, 1999, the Company determined to discontinue its planned implementation of its LifePro computer system. To date, the Company had capitalized $2,799 of expenditures related to this project, including licensing costs and fees paid to outside parties for system development and implementation. As the system was not yet placed in service, none of these costs had previously been depreciated on the Company's Consolidated Statements of Operations and Comprehensive Income. Upon determining not to utilize these fixed assets, their value became fully impaired and the Company recognized the entire amount as current period expense.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THREE MONTHS ENDED JUNE 30, 1999 AND 1998:
(amounts in thousands, except per share data)

         Premiums. First year premiums earned in the three month period ended June 30, 1999 (the "1999 quarter"), including long-term care, disability, life and Medicare supplement, increased 15.1% to $24,080, compared to $20,913 in the same period in 1998 (the "1998 quarter"). First year long-term care premiums earned in the 1999 quarter increased 18.1% to $23,589, compared to $19,966 in the 1998 quarter. The Company attributes its growth to continued improvements in product offerings, which competitively meet the needs of the long term care marketplace. In addition, the Company actively recruits and trains agents to sell its products. Management believes that the general public has become more educated regarding the benefits of long-term care insurance, which has added to its growth.

Renewal premiums earned by the Company in the 1999 quarter increased 42.7% to $48,062, compared to $33,690 in the 1998 quarter. Renewal long-term care premiums earned in the 1999 quarter increased 46.5% to $45,136, compared to $30,805 in the 1998 quarter. This increase reflects renewals of a larger base of in-force policies. The Company believes that this increase also reflects an increase in persistency (renewals as a percentage of total prior year business).

         Net Investment Income. Net investment income earned by the Company for the 1999 quarter increased 12.5% to $5,571, from $4,950 for the 1998 quarter. Management attributes this growth to more invested assets as a result of higher established reserves.

         Net Realized Capital Gains. During the 1999 quarter, the Company realized $3,227 in capital gains, primarily from the sale of certain of its equity securities investments. Capital gains include the sale of certain securities in the Company's convertible equities portfolio, which are generally purchased with the intent of sale upon conversion to common stock. In the 1998 quarter, the Company recognized $76 from capital gains.

         Other Income. The Company recorded $1,657 in other income during the 1999 quarter, up from $89 in the 1998 quarter.

         Benefits to Policyholders. Total benefits to policyholders in the 1999 quarter increased 29.4% to $49,305 compared to $38,093 in the 1998 quarter. During the 1999 quarter, the Company paid $22,053 in claims or 30.6% of premiums. The Company's loss ratio, or benefits to premiums, was 68.3% in the 1999 quarter, compared to 69.8% in the 1998 quarter.

The Company uses independent care managers to monitor claims and to ensure proper utilization of policyholder benefits in its home health care coverage. The expenses related to care management included in benefits to policyholders were approximately $529 or .7% and $375 or .7% of premiums in the 1999 and 1998 quarters, respectively.

         Commissions. Commissions to agents increased 21.4% to $23,872 in the 1999 quarter, compared to $19,666 in the 1998 quarter.

First year commissions on accident and health business in the 1999 quarter increased 15.1% to $16,343, compared to $14,196 in the 1998 quarter, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 69.0% in the 1999 quarter and 69.3% in the 1998 quarter.

Renewal commissions on accident and health business in the 1999 quarter increased 43.1% to $7,077, compared to $4,944 in the 1998 quarter, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.3% in the 1999 quarter and 15.7% in the 1998 quarter. This ratio fluctuates in relation to the age of the policies in force and the rates of commissions paid to the agents.

         Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 1999 quarter increased 2.9% to $12,388 compared to $12,034 in the 1998 quarter. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes.

Deferred costs are typically all costs deemed to vary with the acquisition of new premiums. These costs include the variable portion of commissions, which are defined as the first year commission rate less renewal commission rates, and variable general and administrative expenses related to policy underwriting.

         General and Administrative Expenses. General and administrative expenses in the 1999 quarter increased 60.2% to $9,805, compared to $6,120 in the 1998 quarter. The 1999 quarter includes UIG expense of $1,955, which includes $160 goodwill amortization. While the remaining Company expense is above 1998 quarter levels due to variable expense growth consistent with premium growth, it is unchanged from the first quarter of 1999. Management believes that staff additions, systems upgrades and additional product filings made in 1998, which are reflected in the 1999 results will not be repeated in 1999, as represented by lower quarterly expense growth.

The Company has also undertaken various expense savings initiatives, such as remote office consolidation and the outsourcing of printing, supply and licensing functions, which it expects to reduce future expense growth.

         Loss Due to Impairment of Property and Equipment. During the 1999 quarter, the Company determined to discontinue its planned implementation of its LifePro computer system. To date, the Company had capitalized $2,799 of expenditures related to this project, including licensing costs and fees paid to outside parties for system development and implementation. As the system was not yet placed in service, none of these costs had previously been depreciated on the Company's Consolidated Statements of Operations and Comprehensive Income. Upon determining not to utilize these fixed assets, their value became fully impaired and the Company recognized the entire amount as current period expense.

         In conjunction with its decision to discontinue its implementation project, the Company filed suit against the software manufacturer and several consultants, alleging misrepresentations by all accused parties regarding the system's capabilities and ability to meet the Company's expectations.

         Provision for Federal Income Taxes. The provision for federal income taxes recorded by the Company for the 1999 quarter increased to $2,581, compared to $2,182 for the 1998 quarter. The effective tax rates of 33.0% and 32.7% in the 1999 and 1998 quarters, respectively, are below the normal federal corporate rate as a result of small life deductions and dividend received deductions attributable to equity investments, which are partially offset by non-deductible goodwill amortization.

         Comprehensive Income. During the 1999 quarter, the Company's investment portfolio generated unrealized losses of $8,919 due to increased market interest rates, compared to 1998 quarter unrealized gains of $1,210. After accounting for deferred taxes from these gains, shareholders' equity decreased by $646 from comprehensive losses during the 1999 quarter, compared to comprehensive income of $5,290 in the 1998 quarter.


SIX MONTHS ENDED JUNE 30, 1999 AND 1998:
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

         Premiums. First year premiums earned in the six month period ended June 30, 1999 (the "1999 period"), including long-term care, disability, life and Medicare supplement, increased 18.4% to $45,782, compared to $38,669 in the same period in 1998 (the "1998 period"). First year long-term care premiums earned in the 1999 period increased 22.1% to $44,739, compared to $36,648 in the 1998 period. The Company attributes its growth to continued improvements in product offerings, which competitively meet the needs of the long term care marketplace, and expansion into new states, such as New Jersey, Connecticut and New York. In addition, the Company has been actively recruiting and training agents to sell its products.

Renewal premiums earned by the Company in the 1999 period increased 38.0% to $93,419, compared to $67,715 in the 1998 period. Renewal long-term care premiums earned in the 1999 period increased 40.6% to $87,055, compared to $61,925 in the 1998 period. This increase reflects renewals of a larger base of in-force policies. The Company believes that this increase also reflects an increase in persistency (renewals as a percentage of total prior year business).

         Net Investment Income. Net investment income earned by the Company for the 1999 period increased 12.3% to $10,754, from $9,576 for the 1998 period. The Company has focused its short-term investment strategy upon fixed income securities in order to increase net investment income.

         Net Realized Capital Gains. During the 1999 period, the Company realized $3,843 in capital gains, generated primarily from the sale of certain of its equity securities portfolio and from the management of its convertible securities portfolio, which are generally sold at or near conversion of the security to its underlying common stock. During the 1998 period, the Company recognized $6,791 in capital gains, primarily due to the sale of its equity securities portfolio, which it reestablished throughout 1998 and during the 1999 period.

         Other Income. The Company recorded $3,097 of other income in the 1999 period, compared to $164 in the 1998 period. The recognition of $2,932 from UIG as commission income was responsible for the majority of the increase in the 1999 period.

         Benefits to Policyholders. Total benefits to policyholders in the 1999 period increased 30.9% to $94,709 compared to $72,376 in the 1998 period.

The Company's loss ratio (the ratio of benefits to policyholders to premiums) was 68.0% in both the 1999 and 1998 periods. Management believes that the loss ratio has remained unchanged due to new premiums, which generally require lower reserves as a percentage of premium, collection of premium rate increases and lower paid claims as a percentage of premium.

The Company uses independent care managers to monitor and control claims in its home health care coverage. The amounts due to care management included in benefits to policyholders were $979 or .7% and $675 or .6% of premiums in the 1999 and 1998 periods, respectively.

         Commissions. Commissions to agents increased 22.8% to $45,480 in the 1999 period compared to $37,030 in the 1998 period.

First year  commissions  on  accident  and health  business  in the 1999  period increased 18.7% to $30,789, compared to $25,937 in the 1998 period, corresponding to the increase in first year accident and health premiums and to the issuance of younger age policies, which typically pay a higher first year commission rate. The ratio of first year accident and health commissions to first year accident and health premiums was 68.4% in the 1999 period and 68.6% in the 1998 period.

Renewal commissions on accident and health business in the 1999 period increased 38.7% to $13,756, compared to $9,920 in the 1998 period, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.4% in the 1999 period and 15.6% in the 1998 period.

         Net Policy Acquisition Costs Deferred. Net deferred policy acquisition costs in the 1999 period increased 15.5% to $23,458 compared to $20,309 in the 1998 period, consistent with the growth of the Company's business. This deferral is net of amortization, which decreases or increases as the Company's actual persistency is higher or lower than the persistency assumed for reserving purposes. Generally, the deferral of policy acquisition costs remained consistent with the growth of premiums.

         General and Administrative Expenses. General and administrative expenses in the 1999 period increased 62.7% to $19,647, compared to $12,075 in the 1998 period. The 1999 period includes UIG expense of $3,865, including $340 goodwill amortization. While the remaining Company expense has grown over the 1998 period with overall premium growth, Management believes that current cost savings initiatives, such as remote office consolidation and outsourcing of certain administrative functions, will reduce this growth in the future. Expense levels during 1999 have remained flat following various 1998 second half increases, which included management additions, the New York Stock Exchange listing and Y2K remediation.

         Loss Due to Impairment of Property and Equipment. During the 1999 quarter, the Company determined to discontinue its planned implementation of its LifePro computer system. To date, the Company had capitalized $2,799 of expenditures related to this project, including licensing costs and fees paid to outside parties for system development and implementation. As the system was not yet placed in service, none of these costs had previously been depreciated on the Company's Consolidated Statements of Operations and Comprehensive Income. Upon determining not to utilize these fixed assets, their value became fully impaired and the Company recognized the entire amount as current period expense.

         Provision for Federal Income Taxes. The provision for federal income taxes recorded by the Company for the 1999 period decreased 22.7% to $4,996, compared to $6,467 for the 1998 period. The effective tax rates of 33.0% and 33.5% in the 1999 and 1998 periods, respectively, are below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds or from dividends received which are partially exempt from taxation.

         Comprehensive Income. During the 1999 period, the Company's investment portfolio generated unrealized losses of $16,888 due to increased market interest rates, compared to 1998 period unrealized losses of $3,808. After accounting for deferred taxes from these gains, shareholders' equity decreased by $1,002 from comprehensive losses during the 1999 period, compared to comprehensive income of $10,349 in the 1998 period.


YEAR 2000 Readiness Disclosure

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

Prior to the second quarter, 1999, the Company intended to replace its existing computer system with a new system that was vendor-certified as Y2K compliant. In the event the new system was unable to be implemented prior to January 1, 2000, or could not process Y2K functions upon installation, the Company employed internal and external programmers to ensure Y2K compliance of its current operating system as a contingency. This contingency development was completed prior to January 1999, and to date has passed all substantial testing.

During the second quarter, 1999, the Company determined to discontinue its planned implementation of its new system, finding that the system was unable to fully perform its expected operations. The Company determined to continue operations utilizing its current system, which is currently processing all long-term care operations and is believed to be fully Y2K compliant. Final testing on all aspects of the current system will be performed during the fourth quarter, 1999.

As part of the Y2K project, significant service providers, vendors, suppliers, and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their level of readiness through questionnaires, interviews, on-site visits and other available means.

The Company cannot guarantee that final testing will be successful. In the event that one or all of these system tests are unsuccessful, the Company could experience interruptions in its business operations, which are critical to its ongoing profitability and sustainability. However, the Company believes that its final systems testing will be successful, and does not anticipate any failures or unnecessary delays in its critical functions as a result of the Y2K issue. In the event final testing fails, the Company believes that critical functions can be performed manually until program enhancements can be made.

Since January 1999, the Company has been testing its system using Y2K dates and has not experienced any difficulties or problems. Any policy written with an annual collection of premium has been successfully processed since January 1999, with no interruption of services.

The Company believes that in addition to its computer-related systems, other operations may be affected due to embedded Y2K problems. These operations could include, among others, telephone, electrical and security systems. The Company has relied upon vendor certification for all such systems. In the event of failure, the Company has identified secondary vendors for all major services. The Company also believes that a temporary disruption of any of these services woul have no material effect upon its financial condition or results of operations.

The Company has spent approximately $350,000 to date related to modifying existing systems to become Y2K compliant, and anticipates the expenditure of approximately $50,000 more before the end of the fourth quarter, 1999. The Company estimates that this amount represents approximately 15% of its total information technology budget. The Company expects the impact of Y2K to have no material impact upon its financial condition or results of operations.


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

The Company's cash flows in the 1999 period were attributable to cash provided by operations, cash used in investing, and cash used in financing. The Company's cash increased by $6,980 in the 1999 period primarily due to the sale of $16,412 of its equity securities portfolio and cash from operations of $39,739. The major provider of cash from operations was premiums used to fund additions to reserves of $48,799 in the 1999 period. The primary uses of cash were commissions deferred as additions to policy acquisition costs of $23,458, the purchase of bonds of $61,226 and net cash of $9,194 paid for the acquisition of UIG.

The Company's cash flows in the 1998 period were attributable to cash provided by operations, cash used in investing, and cash provided by financing. The Company's cash increased by $34,610 in the 1998 period primarily due to the sale of $22,045 of its equity securities portfolio and cash from operations of $27,502. The major provider of cash from operations was premiums used to fund additions to reserves of approximately $37,077 in the 1998 period. The primary uses of cash were additions to policy acquisition costs of $20,309 and the purchase of bonds of $27,794.

The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. The market value of the Company's bond portfolio represented 98.6% of its cost at June 30, 1999, compared to 103.4% at December 31, 1998, with a current unrealized loss of $4,660 at June 30, 1999, compared to an unrealized gain of $10,455 at December 31, 1998. Its equity portfolio, which consisted of preferred and common stock at June 30, 1999, exceeded cost by $471, compared to $2,244 on December 31, 1998.

As of June 30, 1999, shareholders' equity was decreased by $2,765 due to unrealized losses in the investment portfolio. As of December 31, 1998, shareholders' equity was increased by $8,381 due to unrealized gains in the investment portfolio.

The Company's debt currently consists primarily of a mortgage note in the amount of $1,777 and $74,750 in convertible subordinated debt and a note payable of $7,167 for the purchase of UIG. The convertible debt, issued in November 1996, is convertible at $28.44 per share until November 2003. The debt carries a fixed interest coupon of 6.25%, payable semi-annually. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in September 2003. Although the note carries a variable interest rate, the Company has entered into an amortizing swap agreement with the same bank, with a notional amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest. The note payable, although carrying a zero percent coupon, is discounted at six percent and is payable in installments over three years.

The Company consists of the Insurers, the Agencies and a non-insurer parent company, Penn Treaty American Corporation ("the Parent"). The Parent directly or indirectly controls 100% of the voting stock of the subsidiary insurers. In the event the Parent is unable to meet its financial obligations, becomes insolvent, or discontinues operations, the Insurers' financial condition and results of operations could be materially affected.

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

The Company's continued growth is dependent upon its ability to (1) continue marketing efforts to expand its historical markets, (2) continue to expand its network of agents and effectively market its products in states where its insurance subsidiaries are currently licensed and (3) fund such marketing and expansion while at the same time maintaining minimum statutory levels of capital and surplus required to support such growth. Management believes that the funds necessary to accomplish the foregoing, including funds required to maintain adequate levels of statutory surplus in the Company's insurance subsidiaries, can be met for the foreseeable future by funds generated from the Company's debt issuance, its public offering in 1995 and from operations.

In the event (1) the Company fails to maintain minimum loss ratios calculated in accordance with statutory guidelines, (2) the Company fails to meet other requirements mandated and enforced by regulatory authorities, (3) the Company has adverse claims experience in the future, (4) the Company cannot obtain additional financing to support future growth, or (5) the economy continues to effect the buying powers of senior citizens, the Company's results of operations, liquidity and capital resources could be adversely affected.

Some of the information presented in this filing constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's operations will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, among others, the adequacy of the Company's loss reserves, the Company's ability to qualify new insurance products for sale in the states in which it is licensed and the acceptance of such products, the Company's ability to comply with government regulations, the ability of senior citizens to purchase the Company's products in light of the increasing costs of health care and the Company's ability to expand its network of productive independent agents.


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

Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) was issued by the American Institute of Certified Public Accountants in March 1998 and provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement is effective for 1999 financial statements. The adoption of SOP 98-1 has not had a material impact on the Company's financial condition or results of operations.

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

Caution should be used in evaluating overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 73.9% of total liabilities and reinsurance receivables on unpaid losses represent 2.1% of total assets).

The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of June 30, 1999, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

If interest rates had increased by 100 basis points, there would have been an approximate $10,000,000 decrease in the net fair value of the Company's investment portfolio less its long-term debt or the related swap agreement. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at June 30, 1999 would have resulted in an approximate $20,000,000 decrease in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been an approximate $11,000,000 and $23,000,000 net increase, respectively, in the net fair value of the Company's total investments and debt.

                            PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Insurers are parties to various lawsuits generally arising in the normal course of their insurance business.

During the second quarter, 1999, the Company filed a lawsuit in state court, naming IBM and others, for breach of contract and other claims. The lawsuit, filed Monday, June 28, 1999, in the Court of Common Pleas in Lehigh County, Pennsylvania, names IBM, Tangent International Computer Consultants, Inc. of New York and The Outsourcing Partnership LLC of Pennsylvania, and seeks damages for alleged misrepresentations concerning its LifePro computer software.

The Company does not believe that the eventual outcome of any of the suits to which the Insurers are currently a party will have a material adverse effect on the financial condition or result of operations of the Company.

ITEM 2.  Changes in Securities

Not Applicable

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 28, 1999. At such meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

         (1) Election of three persons to the Company's Board of Directors as Class III Directors to serve until the 2002 Annual Meeting of Shareholders and until their successors are elected and have been qualified.

                                Francis R. Grebe

      5,411,307  Affirmative                        0  Negative
      ---------                               -------
              0  Withheld                     257,017  Abstentions and broker
      ---------                               -------  non-votes


                                Michael F. Grill
      5,412,707  Affirmative                        0  Negative
      ---------                               -------
              0  Withheld                     255,617  Abstentions and broker
      ---------                               -------  non-votes


                                David B. Trindle
      5,538,717  Affirmative                        0  Negative
      ---------                               -------
              0  Withheld                     129,607  Abstentions and broker
      ---------                               -------  non-votes

         (2) Ratification of the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company and its subsidiaries for the year ending December 31, 1998.

      5,620,763  Affirmative                    8,762  Negative
      ---------                               -------
              0   Withheld                     38,799  Abstentions and broker
      ---------                               -------  non-votes


ITEM 5.  Other Information

On May 28, 1999, Emile G. Ilchuck resigned from the Company's Board of Directors. The Board voted to fill the vacancy created by such resignation with Alexander M. Clark. Mr. Clark is 65 years old and is Managing Director at Advest, Incorporated. Advest has served as the Company's investment banker on several transactions.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit 27 -  Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ending June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PENN TREATY AMERICAN CORPORATION
                                        --------------------------------
                                        Registrant


Date   August 12, 1999                  /s/  Irving Levit
       ---------------                  --------------------------------------
                                             Irving Levit
                                             Chairman of the Board, President
                                             and Chief Executive Officer

Date   August 12, 1999                  /s/  Cameron B. Waite
       ---------------                  --------------------------------------
                                             Cameron B. Waite
                                             Chief Financial Officer