Form 10-Q
period 1999-09-30
PENN TREATY AMERICAN CORP
filed 1999-11-12
CIK 814181

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of November 8, 1999 was 7,808,589.

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

                          PENN TREATY AMERICAN CORPORATION
                                   AND SUBSIDIARIES
                              Condensed Balance Sheets
                               (amounts in thousands)
                                                                                      September 30,       December 31,
                                                                                           1999               1998
                                                                                           ----               ----
                                                                                       (unaudited)
                                       ASSETS
Investments:
  Bonds, available for sale at market (cost of $352,027 and $310,993, respectively)       $344,149            $321,448
  Equity securities at market value (cost of $17,976 and $15,090, respectively)             16,913              17,334
  Policy loans                                                                                 140                 107
                                                                                          --------            --------
Total investments                                                                          361,202             338,889
Cash and cash equivalents                                                                   45,016              38,402
Property and equipment, at cost, less accumulated depreciation of
  $3,873 and $3,033, respectively                                                            9,284               9,635
Unamortized deferred policy acquisition costs                                              193,044             157,385
Receivables from agents, less allowance for
  uncollectable amounts of $166 and $166, respectively                                       1,877               1,804
Accrued investment income                                                                    5,941               4,889
Federal income tax recoverable                                                                   -               1,741
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $1,773 and $1,029, respectively                               22,605               6,349
Present value of future profits acquired                                                     2,870               3,181
Receivable from reinsurers                                                                  13,336              12,288
Other assets                                                                                 7,768               5,989
                                                                                          --------            --------
    Total assets                                                                          $662,943            $580,552
                                                                                          ========            ========
                                     LIABILITIES
Policy reserves:
  Accident and health                                                                     $243,967            $190,036
  Life                                                                                      10,369               9,434
Policy and contract claims                                                                 124,652             105,667
Accounts payable and other liabilities                                                      13,412               8,639
Federal income tax payable                                                                     468                   -
Long-term debt                                                                              82,879              76,550
Deferred income taxes                                                                       28,522              32,556
                                                                                          --------            --------
    Total liabilities                                                                      504,269             422,882
                                                                                          --------            --------
Commitments and contingencies

                                SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding                      -                   -
Common stock, par value $.10; 10,000 shares authorized, 8,191 and 8,189 shares issued          819                 819
Additional paid-in capital                                                                  53,627              53,516
Net unrealized appreciation (depreciation) of securities                                    (5,902)              8,381
Retained earnings                                                                          111,836              96,660
                                                                                          --------            --------
                                                                                           160,380             159,376
Less 606 common shares held in treasury, at cost                                            (1,706)             (1,706)
                                                                                          --------            --------
                                                                                           158,674             157,670
                                                                                          --------            --------
    Total liabilities and shareholders' equity                                            $662,943            $580,522
                                                                                          ========            ========

            See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                                   (unaudited)
                 (amounts in thousands, except per share data)

                                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                                         --------------------------------     -------------------------------
                                                                  1999       1998                   1999       1998
                                                                  ----       ----                   ----       ----
 Revenue:
   Accident and health premiums                                 $ 71,311   $ 57,575              $208,689   $162,237
   Life premiums                                                     854        830                 2,677      2,551
                                                                --------   --------              ---------   --------
                                                                  72,165     58,405               211,366    164,788

   Net investment income                                           5,967      5,432                16,721     15,008
   Net realized capital gains                                        269        532                 4,112      7,323
   Other income                                                    1,564         75                 4,661        239
                                                                --------   --------              --------   --------
                                                                  79,965     64,444               236,860    187,358
 Benefits and expenses:
   Benefits to policyholders                                      49,623     40,535               144,332    112,911
   Commissions                                                    23,167     20,655                68,647     57,685
   Net policy acquisition costs deferred                         (12,201)   (12,141)              (35,659)   (32,450)
   General and administrative expense                             10,576      6,765                30,223     18,840
   Loss due to impairment of property and equipment                    -          -                 2,799          -
   Interest expense                                                1,315      1,173                 3,893      3,586
                                                                --------   --------              --------   --------
                                                                  72,480     56,987               214,235    160,572
                                                                --------   --------              --------   --------

 Income before federal income taxes                                7,485      7,457                22,625     26,786
 Provision for federal income taxes                                2,470      2,399                 7,466      8,866
                                                                --------   --------              --------   --------
     Net income                                                    5,015      5,058                15,159     17,920
                                                                --------   --------              --------   --------

  Other comprehensive income:
     Unrealized holding gain (loss) arising during period         (4,482)     8,573               (17,528)    11,556
     Income (tax) benefit from unrealized holdings,                1,524     (2,915)                5,960     (3,929)
     Reclassification adjustment for (gain) loss included           (269)      (532)               (4,112)    (7,323)
       in net income
     Income (tax) benefit from reclassification adjustment            91        181                 1,398      2,490
                                                                --------   --------              --------   ---------

     Comprehensive income                                       $  1,879   $ 10,365              $    876   $ 20,714
                                                                ========   ========              ========   ========


 Basic earnings per share                                       $   0.66   $   0.67              $   2.00   $   2.37
 Diluted earnings per share                                     $   0.57   $   0.57              $   1.71   $   1.96


 Weighted average number of shares outstanding                     7,585      7,580                 7,584      7,575
 Weighted average number of shares outstanding                    10,363     10,421                10,366     10,407

          See accompanying notes to consolidated financial statements.



                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30,
                                   (unaudited)
                             (amounts in thousands)
                                                               1999             1998
                                                               ----             ----
Net cash flow from operating activities:
  Net income                                                 $ 15,159         $ 17,920
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                             814              816
    Policy acquisition costs, net                             (35,659)         (32,450)
    Deferred income taxes                                       3,324            6,652
    Depreciation expense                                          840              284
    Compensation expense for agent options                         81                -
    Net realized capital gains                                 (4,112)          (7,323)
    Realized loss on disposal of property and equipment         2,799                -
  Increase (decrease) due to change in:
    Receivables from agents                                       489             (262)
    Receivable from reinsurers                                 (1,048)          (1,535)
    Policy and contract claims                                 18,985           17,358
    Policy reserves                                            54,866           39,993
    Accounts payable and other liabilities                      3,484            1,984
    Federal income taxes recoverable                            1,794              595
    Federal income taxes payable                                  468                -
    Accrued investment income                                  (1,052)            (852)
    Other, net                                                 (2,584)             479
                                                             --------         --------
      Cash provided by operations                              58,648           43,659
Cash flow from (used in) investing activities:
  Net cash purchase of subsidiary                              (9,194)               -
  Proceeds from sales of bonds                                 55,698           35,060
  Proceeds from sales of equity securities                     20,361           22,640
  Maturities of investments                                     4,741           14,919
  Purchase of bonds                                          (100,721)         (83,384)
  Purchase of equity securities                               (19,921)          (8,026)
  Acquisition of property and equipment                        (2,986)          (1,345)
                                                             --------         --------
      Cash used in investing                                  (52,022)         (20,136)
Cash flow from (used in) financing activities:
  Proceeds from exercise of stock options                          31              108
  Repayments of long-term debt                                    (43)            (250)
                                                             --------         --------
      Cash used in financing                                      (12)            (142)
\                                                            --------         --------
Increase (decrease) in cash and cash equivalents                6,614           23,381
Cash balances:
  Beginning of period                                          38,402           11,241
                                                             --------         --------
  End of period                                              $ 45,016         $ 34,622
                                                             ========         ========

  Acquisition of subsidiary with note payable                $  7,167         $      -
                                                             ========         ========

             See accompanying notes to consolidated financial statements.


NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS
September  30,  1999
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


1.   Investments:

     Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of September 30, 1999, shareholders' equity was decreased by $5,902 due to unrealized losses of $8,941 in the investment portfolio. As of December 31, 1998, shareholders' equity was increased by $8,381 due to unrealized gains of $12,699 in the investment portfolio.

     The amortized cost and estimated market value of investments available for sale as of September 30, 1999 and December 31, 1998 are as follows:

                                              September 30, 1999                     December 31, 1998
                                              ------------------                     -----------------
                                           Amortized      Estimated               Amortized      Estimated
                                             Cost        Market Value               Cost        Market Value
                                           ---------     ------------             ---------     ------------
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                           $ 132,041      $ 132,649               $ 124,664      $ 132,031

   Obligations of states and
     political sub-divisions                      571            598                   2,660          2,864

   Mortgage backed securities                  21,933         21,415                  10,368         10,407

   Debt securities issued by
    foreign governments                        11,007         10,747                   2,974          3,109

   Corporate securities                       186,475        178,740                 170,327        173,037

   Equities                                    17,976         16,913                  15,090         17,334

   Policy Loans                                   140            140                     107            107
                                            ---------      ---------               ---------      ---------
   Total Investments                        $ 370,143      $ 361,202               $ 326,190      $ 338,889
                                            =========      =========               =========      =========

   Net unrealized gain (loss)                  (8,941)                                12,699
                                            ---------                              ---------
                                            $ 361,202                              $ 338,889
                                            =========                              =========

2.   New Accounting Principle:

     Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) was issued by the American Institute of Certified Public Accountants in December 1997 and provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund assessments and guidance for measuring the liability. The statement is effective for 1999 financial statements with early adoption permitted. The Company has adopted SOP 97-3, and established a gross liability of $1,066 for future assessments and a gross asset of $1,046 for premium tax offsets related to those assessments for the period ended September 30, 1999.

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

3.   Statutory Regulation:

     In 1998, the National Association of Insurance Commissioners (the "NAIC") adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas.

     The Pennsylvania Insurance Department has adopted the Codification guidance, effective January 1, 2001. The Company has not estimated the effect of the Codification guidance upon its financial condition or results of operations.

4.   Acquisition of Business:

     Effective January 1, 1999, the Company acquired all of the common stock of United Insurance Group Agency, Inc., a Michigan based consortium of long-term care insurance agencies, for the amount of $18,192, of which $8,078 was in the form of a three-year zero-coupon installment note. The installment note, after discounting for imputed interest, was recorded as a note payable of $7,167, with a current outstanding balance of $6,372. The acquisition is accounted for as a purchase, for which the Company recognized goodwill of $17,000 that is being amortized over 25 years. The Company believes that the proforma effect of consolidating the financial results of UIG prior to 1999 would be immaterial to the Company's financial condition or results of operations.

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

                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                --------------------------------   -------------------------------
                                                      1999             1998             1999            1998
                                                      ----             ----             ----            ----
Net income                                         $  5,015         $  5,058          $ 15,159        $ 17,920
Weighted average common shares outstanding            7,585            7,580             7,584           7,575
Basic earnings per share                           $   0.66         $   0.67          $   2.00        $   2.37
                                                   ========         ========          ========        ========

Net income                                         $  5,015         $  5,058          $ 15,159        $ 17,920
Adjustments net of tax:
     Interest expense on convertible debt               783              792             2,348           2,344
     Amortization of debt offering costs                 61               62               183             182
                                                   --------         --------          --------        --------
Diluted net income                                 $  5,859         $  5,912          $ 17,690        $ 20,446
                                                   ========         ========          ========        ========

Weighted average common shares outstanding            7,585            7,580             7,584           7,575
Common stock equivalents due to dilutive
     effect of stock options                            150              213               154             204
Shares converted from convertible debt                2,628            2,628             2,628           2,628
                                                   --------         --------          --------        --------
Total outstanding shares for diluted earnings
     per share computation                           10,363           10,421            10,366          10,407
Diluted earnings per share                         $   0.57         $   0.57          $   1.71        $   1.96
                                                   ========         ========          ========        ========


6.   Impairment of Property and Equipment:

     During the second quarter, 1999, the Company determined to discontinue its planned implementation of its LifePro computer system. As of the date that the determination was made, the Company had capitalized $2,799 of expenditures related to this project, including licensing costs and fees paid to outside parties for system development and implementation. As the system was not yet placed in service, none of these costs had previously been depreciated on the Company's Consolidated Statements of Operations and Comprehensive Income. Upon determining not to utilize these fixed assets, their value became fully impaired and the Company recognized the entire amount as current period expense.

7.   Subsequent Event:

     Subsequent to the end of the third quarter, 1999, the Company initiated a $5,000,000 stock repurchase program. The program, which was announced on November 3, 1999, was completed on its first day of implementation. The Company purchased approximately 300,000 shares of its outstanding common stock, which was recorded as Treasury stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:
(amounts in thousands, except per share data)

     Premiums. First year premiums earned in the three month period ended September 30, 1999 (the "1999 quarter"), including long-term care and Medicare supplement, increased 10.9% to $23,986, compared to $21,638 in the same period in 1998 (the "1998 quarter"). First year long-term care premiums earned in the 1999 quarter increased 12.4% to $23,412, compared to $20,837 in the 1998 quarter. The Company attributes its growth to sales in newly licensed states and to continued improvements in product offerings, which competitively meet the needs of the long term care marketplace. In addition, the Company actively recruits and trains agents to sell its products. Management believes that the general public has become more educated regarding the benefits of long-term care insurance, which has added to its growth. The Company anticipates that this trend in receipt of premium revenue will continue.

Management believes premium revenues in the 1999 quarter are lower than anticipated due to the impact of new sales collected with semi-annual, quarterly and monthly installments, rather than by annual payment. Although similar net profit margins are received on this type of modal sale, the timing of net income ultimately realized from each policy may be deferred by up to twelve months. The Company has encouraged monthly installment sales with automatic bank drafts in anticipation of increased sales and better policyholder retention/persistency.

Renewal premiums earned by the Company in the 1999 quarter increased 31.0% to $48,179, compared to $36,767 in the 1998 quarter. Renewal long-term care premiums earned in the 1999 quarter increased 31.4% to $44,471, compared to $33,854 in the 1998 quarter. This increase reflects renewals of a larger base of in-force policies. In recent years, the Company has experienced significant growth in first year premium sales, which produces increased renewal rates in subsequent years.

     Net Investment Income. Net investment income earned by the Company for the 1999 quarter increased 9.8% to $5,967, from $5,432 for the 1998 quarter. Management attributes this growth to more invested assets as a result of higher established reserves. Investment income is reduced, however, by the Company's use of cash for the acquisition of UIG on January 1, 1999. Also, the Company has intentionally invested approximately 10% of its investible assets in cash and short-term investments in the event that market interest rates rise. The effect of this position is lower short-term investment returns.

     Net Realized Capital Gains. During the 1999 quarter, the Company recognized capital gains of $269, compared to gains of $532 in the 1998 quarter. These gains were recorded as a result of the Company's normal treasury management operations.

     Other Income. The Company recorded $1,564 in other income during the 1999 quarter, up from $75 in the 1998 quarter. The increase is attributable to the inclusion of commissions earned by UIG, which was acquired by the Company on January 1, 1999, on sales of insurance products underwritten by unaffiliated insurers.

     Benefits to Policyholders. Total benefits to policyholders in the 1999 quarter increased 22.4% to $49,623 compared to $40,535 in the 1998 quarter. During the 1999 quarter, the Company paid $24,072 in claims or 33.4% of premiums, compared to 1998 quarter paid claims of $19,735 or 33.8% of premiums. The Company's loss ratio, or policyholder benefits to premiums, was 68.8% in the 1999 quarter, compared to 69.4% in the 1998 quarter.

The Company uses independent care managers to monitor the use of policy benefits by claimants and their providers and to ensure proper utilization of policyholder benefits in its home health care coverage. The expenses related to care management included in benefits to policyholders were $499 or .7% and $525 or .9% of premiums in the 1999 and 1998 quarters, respectively.

     Commissions. Commissions to agents increased 12.2% to $23,167 in the 1999 quarter, compared to $20,655 in the 1998 quarter.

Excluding the iresult of $753 total commission paid to UIG, which serves to reduce commissions to agents on policies underwritten by the Company, first year commissions on accident and health business in the 1999 quarter increased 8.4% to $15,980 compared to $14,743 in the 1998 quarter, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 68.0% in the 1999 quarter and 69.6% in the 1998 quarter.

Renewal commissions on accident and health business in the 1999 quarter increased 38.8% to $7,565, compared to $5,452 in the 1998 quarter, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 16.6% in the 1999 quarter and 15.7% in the 1998 quarter.

     Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 1999 quarter increased .5% to $12,201 compared to $12,141 in the 1998 quarter.

Deferred costs are typically all costs deemed to vary with the acquisition of new premiums. These costs include the variable portion of commissions, which are defined as the first year commission rate less renewal commission rates, and variable general and administrative expenses related to policy underwriting. Deferred costs are amortized over the life of the policy based upon actuarial assumptions, including persistency of policies in force. In the event a policy lapses prematurely due to death or termination of coverage, the remaining unamortized portion of the deferred amount is immediately recognized as expense in the current period.

     General and Administrative Expenses. General and administrative expenses in the 1999 quarter increased 56.3% to $10,576, compared to $6,765 in the 1998 quarter. The 1999 quarter reflects UIG expense of $2,006, which includes $170 of goodwill amortization. The remaining general and administrative expenses increased over the 1998 quarter consistent with premium growth. Among other factors such as staff additions and infrastructure development, the Company believes that expense increases are the result of underwriting costs associated with new in-force policies. However, the impact of deferred premiums, as discussed in Premium Revenue, serves to increase expense to premium ratios.

The Company has also undertaken various expense savings initiatives, such as the consolidation of remote office operations and the outsourcing of printing, supply and licensing functions, which it expects to reduce future expense growth.

     Provision for Federal Income Taxes. The provision for federal income taxes recorded by the Company for the 1999 quarter increased 3.0% to $2,470, compared to $2,399 for the 1998 quarter. The effective tax rates of 33.0% and 32.2% in the 1999 and 1998 quarters, respectively, are below the normal federal corporate rate as a result of small life insurance company deductions and dividend received deductions attributable to equity investments, which are partially offset by non-deductible goodwill amortization.

     Comprehensive Income. During the 1999 quarter, the Company's investment portfolio generated unrealized losses of $4,751 due to increased market interest rates, compared to 1998 quarter unrealized gains of $8,041. After accounting for deferred taxes from these gains and losses and net income, shareholders' equity increased by $1,879 from comprehensive income during the 1999 quarter, compared to comprehensive income of $10,365 in the 1998 quarter.


NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:
(amounts in thousands, except per share data)

     Premiums. First year premiums earned in the nine month period ended September 30, 1999 (the "1999 period"), including long-term care, disability, life and Medicare supplement, increased 16.2% to $73,568, compared to $63,306 in the same period in 1998 (the "1998 period"). First year long-term care premiums earned in the 1999 period increased 19.0% to $71,951, compared to $60,484 in the 1998 period. The Company attributes its growth to continued improvements in product offerings, which competitively meet the needs of the long-term care marketplace, and expansion into new states, such as New Jersey, Connecticut and New York. In addition, the Company has been actively recruiting and training agents to sell its products.

Management believes premium revenue growth in the 1999 period was reduced due to the impact of new sales collected with semi-annual, quarterly and monthly installments, rather than by annual payment. Although similar net profit margins are received on this type of modal sale, the timing of premium revenue and net income ultimately realized from each policy may be deferred by up to twelve months. The Company has encouraged monthly installment sales with automatic bank drafts in anticipation of increased sales and better policyholder retention/persistency. The Company anticipates that this trend in the receipt of premium revenues will continue.

Renewal premiums earned by the Company in the 1999 period increased 35.8% to $137,798, compared to $101,482 in the 1998 period. Renewal long-term care premiums earned in the 1999 period increased 32.5% to $127,726, compared to $96,365 in the 1998 period. This increase reflects renewals of a larger base of in-force policies. The Company believes that this increase also reflects an increase in persistency (renewals as a percentage of total prior year business).

     Net Investment Income. Net investment income earned by the Company for the 1999 period increased 11.4% to $16,721, from $15,008 for the 1998 period. Management attributes this growth to more invested assets as a result of higher established reserves. Investment income is reduced, however, by the Company's use of cash for the acquisition of UIG on January 1, 1999. Also, the Company has intentionally invested approximately 10% of its investible assets in cash and short-term investments in the event that market interest rates rise. The effect of this position is lower short-term investment returns.

     Net Realized Capital Gains. During the 1999 period, the Company recognized capital gains of $4,112, compared to gains of $7,323 in the 1998 period. The 1999 period, gains include approximately $2,800 from the sale of a portion of its equities securities portfolio, which was executed as a result of the Company's desire to offset the net income impact of its recorded expense attributable to the impairment of fixed assets. During the 1998 period, the Company recognized approximately $6,400 of capital gains from the sale of substantially its entire equities securities portfolio at that time. In both the 1998 and 1999 periods, the Company replenished its equities securities portfolio through subsequent market purchases. The remainder of the gains in both periods was recorded as a result of the Company's normal treasury management operations.

     Other Income. The Company recorded $4,661 in other income during the 1999 period, up from $239 in the 1998 period. The increase is attributable to the inclusion of commissions earned by UIG, which was acquired by the Company on January 1, 1999, on sales of insurance products underwritten by unaffiliated insurers.

     Benefits to Policyholders. Total benefits to policyholders in the 1999 period increased 27.8% to $144,332 compared to $112,911 in the 1998 period. During the 1999 period, the Company paid $69,003 in claims or 32.6% of premiums, compared to $54,360 or 32.6% paid in the 1998 period. The Company's loss ratio, or policyholder benefits to premiums, was 68.3% in the 1999 period, compared to 68.5% in the 1998 period.

The Company uses independent care managers to monitor the use of policy benefits by claimants and their providers and to ensure proper utilization of policyholder benefits in its home health care coverage. The amounts due to care management included in benefits to policyholders were $1,478 or .7% and $1,200 or .7% of premiums in the 1999 and 1998 periods, respectively.

     Commissions. Commissions to agents increased 19.0% to $68,647 in the 1999 period compared to $57,685 in the 1998 period.

Excluding the payment of $1,823 in total commissions to of UIG, which serves to reduce commissions from policies underwritten by the Company, first year commissions on accident and health business in the 1999 period increased 16.5% to $47,513, compared to $40,784 in the 1998 period, corresponding to the increase in first year accident and health premiums and to the issuance of younger age policies, which typically pay a higher first year commission rate. The ratio of first year accident and health commissions to first year accident and health premiums was 65.7% in the 1999 period and 65.8% in the 1998 period.

Renewal commissions on accident and health business in the 1999 period increased 40.8% to $21,647, compared to $15,373 in the 1998 period, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 16.5% in the 1999 period and 15.6% in the 1998 period.

     Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 1999 period increased .9% to $35,659 compared to $32,450 in the 1998 period.

Deferred costs are typically all costs deemed to vary with the acquisition of new premiums. These costs include the variable portion of commissions, which are defined as the first year commission rate less renewal commission rates, and variable general and administrative expenses related to policy underwriting. Deferred costs are amortized over the life of the policy based upon actuarial assumptions, including persistency of policies in force. In the event a policy lapses prematurely due to death or termination of coverage, the remaining unamortized portion of the deferred amount is immediately recognized as expense in the current period.

     General and Administrative Expenses. General and administrative expenses in the 1999 period increased 60.4% to $30,223, compared to $18,840 in the 1998 period. The 1999 period reflects UIG expense of $5,871, including $510 of goodwill amortization. While the remaining Company expense has grown over the 1998 period with overall premium growth, management believes that current cost savings initiatives, such as remote office consolidation and outsourcing of certain administrative functions, will reduce this growth in the future.

     Provision for Federal Income Taxes. The provision for federal income taxes recorded by the Company for the 1999 period decreased 15.8% to $7,466, compared to $8,866 for the 1998 period. The effective tax rates of 33.0% and 33.1% in the 1999 and 1998 periods, respectively, are below the normal federal corporate rate as a result of credits from the small life insurance company deduction as well as the Company's investments in tax-exempt bonds or from dividends received that are partially exempt from taxation, which are partially offset by non-deductible goodwill amortization.

     Comprehensive Income. During the 1999 period, the Company's investment portfolio generated unrealized losses of $21,640 due to increased market interest rates, compared to 1998 period unrealized gains of $4,233. After accounting for deferred taxes from these gains, shareholders' equity increased by $876 from comprehensive income during the 1999 period, compared to comprehensive income of $20,714 in the 1998 period.


YEAR 2000 READINESS DISCLOSURE:

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

Prior to the second quarter, 1999, the Company intended to replace its existing computer system with a new system that was vendor-certified as Y2K compliant. In the event the new system could not be implemented prior to January 1, 2000, or was unable to process Y2K functions upon installation, the Company employed internal and external programmers to ensure Y2K compliance of its current operating system as a contingency. This contingency development was completed prior to January 1999, and to date has passed all substantial testing.

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

The Company believes that in addition to its computer-related systems, other operations may be affected due to embedded Y2K problems. These operations could include, among others, telephone, electrical and security systems. The Company has relied upon vendor certification for all such systems. However, the Company has not independently verified the accuracy of these certifications, and cannot guarantee that any of its vendors will not experience Y2K problems, which could adversely affect the Company's operations. In the event of failure, the Company has identified secondary vendors for all major services. The Company also believes that a temporary disruption of any of these services would have no material effect upon its financial condition or results of operations.

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

The Company's cash flows in the 1999 period were attributable to cash provided by operations, cash used in investing and cash used in financing. The Company's cash increased by $6,614 in the 1999 period primarily due to cash from operations of $58,648. The major provider of cash from operations was premiums used to fund additions to reserves of $73,851 in the 1999 period. The primary uses of cash were commissions deferred as additions to policy acquisition costs of $35,659, the purchase of bonds and equities securities of $120,642 and net cash of $9,194 paid for the acquisition of UIG.

The Company's cash flows in the 1998 period were attributable to cash provided by operations, cash used in investing and cash used in financing. The Company's cash increased by $23,381 in the 1998 period primarily due to the sale of $22,640 of its equity securities portfolio and cash from operations of $43,659. The major provider of cash from operations was premiums used to fund additions to reserves of $57,352 in the 1998 period. The primary uses of cash were commissions deferred as additions to policy acquisition costs of $32,450 and the purchase of bonds and equities securities of $91,410.

The Company invests in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. The market value of the Company's bond portfolio represented 97.8% of its cost at September 30, 1999, compared to 103.4% at December 31, 1998, with a current unrealized loss of $7,878 at September 30, 1999, compared to an unrealized gain of $10,455 at December 31, 1998. Its equity portfolio, which consisted of preferred and common stock at September 30, 1999, had a market value below cost of $1,063, compared to $2,244 above cost on December 31, 1998.

As of September 30, 1999, shareholders' equity was decreased by $5,902 due to unrealized losses in the investment portfolio. As of December 31, 1998, shareholders' equity was increased by $8,381 due to unrealized gains in the investment portfolio.

The Company's debt currently consists primarily of a mortgage note in the amount of $1,757, $74,750 in convertible subordinated debt and a note payable of $6,372 for the purchase of UIG. The convertible debt, issued in November 1996, is convertible at $28.44 per share, and unless converted, is outstanding until November 2003. The debt carries a fixed interest coupon of 6.25%, payable semi-annually. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in September 2003. Although the note carries a variable interest rate, the Company has entered into an amortizing swap agreement with the same bank, with a notional amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest. The note payable, although carrying a zero percent coupon, is discounted at six percent and is payable in installments over three years.

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

Subsequent to the end of the third quarter, 1999, the Company initiated a $5,000,000 stock repurchase program. The program, which was announced November 3, 1999, was completed on its first day of implementation. The Company purchased approximately 300,000 shares of its outstanding common stock, which was recorded as Treasury stock

The Company's continued growth is dependent upon its ability to (1) continue marketing efforts to expand its historical markets, (2) continue to expand its network of agents and effectively market its products in states where its insurance subsidiaries are currently licensed and (3) fund such marketing and expansion while at the same time maintaining minimum statutory levels of capital and surplus required to support such growth. Management believes that the funds necessary to accomplish the foregoing, including funds required to maintain adequate levels of statutory surplus in the Company's insurance subsidiaries, can be met for the foreseeable future from the Company's operations.

In the event (1) the Company fails to maintain minimum loss ratios calculated in accordance with statutory guidelines, (2) the Company fails to meet other requirements mandated and enforced by regulatory authorities, (3) the Company has adverse claims experience in the future, (4) the Company cannot obtain additional financing to support future growth or (5) the economy continues to effect the buying powers of senior citizens, the Company's results of operations, liquidity and capital resources could be adversely affected.

Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's operations will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, among others, the adequacy of the Company's loss reserves, the Company's ability to qualify new insurance products for sale and the acceptance of such products, the modal structure of insurance policy sales, the Company's ability to comply with government regulations, the ability of senior citizens to purchase the Company's products in light of the increasing costs of health care and the Company's ability to expand its network of productive independent agents.


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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk:

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

The Company currently has only one derivative instrument outstanding, an interest rate swap on its mortgage, with the same bank, which is used as a hedge to convert the mortgage to a fixed interest rate. The Company believes that since the notional amount of the swap is amortized at the same rate as the underlying mortgage, and that both financial instruments are with the same bank, no credit or financial risk is carried with the swap.

All of the Company's financial instruments are held for purposes other than trading. The Company's portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions.

Caution should be used in evaluating overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 75.2% of total liabilities and reinsurance receivables on unpaid losses represent 2.0% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of September 30, 1999, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

If interest rates had increased by 100 basis points, there would have been an approximate $10,500 decrease in the net fair value of the Company's investment portfolio less its long-term debt or the related swap agreement. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at September 30, 1999 would have resulted in an approximate $20,200 decrease in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been an approximate $11,500 and $24,000 net increase, respectively, in the net fair value of the Company's total investments and debt.

Certain mortgage and asset backed securities are held by the Company as part of its investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, the Company believes that its minimal invested amount in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict their possible impact to the Company's investment income from the hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of September 30, 1999.

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

Not Applicable

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

ITEM 5.  Other Information

Subsequent to the end of the third quarter, 1999, the Company initiated a $5,000,000 stock repurchase program. The program, which was announced November 3, 1999, was completed on its first day of implementation. The Company purchased approximately 300,000 shares of its outstanding common stock, which was recorded as Treasury stock.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit 27 -    Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PENN TREATY AMERICAN CORPORATION
                                                  Registrant


Date  November 12, 1999             /s/  Irving Levit
      -----------------             -------------------------------------
                                         Irving Levit
                                         Chairman of the Board, President
                                         And Chief Executive Officer

Date  November 12, 1999             /s/  Cameron B. Waite
     ------------------             -------------------------------------
                                         Cameron B. Waite
                                         Chief Financial Officer