Form 10-K
period 1999-12-31
PENN TREATY AMERICAN CORP
filed 2000-03-31
CIK 814181

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                               -----------------     ----------------

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

                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2000 was $101,948,000.

The number of shares outstanding of the registrant's common stock as of March 16, 2000 was 7,808,589.

Documents Incorporated By Reference:

     (1)  Proxy Statement for the 2000 Annual Meeting of Shareholders - Part III
     (2) Other documents incorporated by reference on this report are listed in the Exhibit Reference

                                     PART I
                                     ------

Item 1.  Business

     (a)  General

     Penn Treaty American Corporation is one of the leading providers of long-term nursing home and home health care insurance. We market our products primarily to persons age 65 and over through independent insurance agents and underwrite our policies through our subsidiaries: Penn Treaty Network America Insurance Company ("Penn Treaty Network"), American Network Insurance Company ("American Network"), American Independent Network Insurance Company of New York ("American Independent Network"), Penn Treaty Life Insurance Company ("Penn Treaty Life"), of which we sold all of the common stock on December 30, 1998, and Penn Treaty (Bermuda), Ltd. ("Penn Treaty (Bermuda)") (collectively "the Insurers"). Our principal products are individual, defined benefit accident and health insurance policies covering long-term skilled, intermediate and custodial nursing home care and home health care. Policies are designed to make the administration of claims simple, quick and sensitive to the needs of the policyholders. As of December 31, 1999, long-term nursing home care and home health care policies accounted for approximately 95% of our total annualized premiums in-force.

     We introduced our first long-term nursing home care insurance product in 1972 and our first home health care product in 1987. In late 1994, we introduced our Independent Living policy, which provides coverage over the full term of the policy for home care services furnished by an unlicensed homemaker or companion, as well as a licensed care provider. In late 1996 and throughout 1997, we began the introduction of our Personal Freedom policies, which provide comprehensive coverage for nursing home and home health care. In late 1996, we also introduced our Assisted Living policy, which, as a nursing home plan, provides enhanced benefits and includes a home health care rider. During 1998, we developed our Secured Risk Nursing Facility and Post Acute Recovery Plans, which provide limited benefits to higher risk applicants. Available policy riders allow insureds to tailor their policies, and include an automatic annual benefit increase, benefits for adult day-care centers and a return of premium benefit. We also market and sell life, disability, Medicare supplement and other hospital care insurance products.

Long-Term Care Industry

     Long-term care insurance policies were first introduced in the 1970's. Significant sales of these policies commenced in the mid-1980's. Typical early policies provided limited nursing home coverage for a limited benefit period and were subject to certain restrictions such as prior hospitalization and a certificate of medical necessity. As awareness of the long-term care needs of senior citizens has grown, the long-term care insurance industry has responded with more diverse insurance offerings that provide needed benefits in a cost-effective fashion. Requirements for prior hospitalization and medical necessity are no longer standard and benefit periods have been extended up to the life of the insured. Coverage for custodial care and home health care are now offered by many insurers.

     A survey conducted by a national industry organization estimated that the cumulative number of long-term care policies sold grew from 815,000 in 1987 to approximately six million by June of 1998, an average increase of more than 22% annually since 1987. The emphasis on long-term care insurance has evolved primarily as a result of the aging of society, increasing life expectancies and the escalating cost of care. According to a 1992 survey of the U.S. Bureau of the Census, by the year 2050 the population age 65 and over is expected to grow to approximately 98 million, or more than three times the 1990 figure, while the population age 85 and over is expected to grow to 26 million, or more than eight times the 1990 figure. Another study has suggested that at age 65 a person has a 43% chance of being confined to a nursing home during some time in his or her life. The cost of care has also increased significantly. The U.S. Census Bureau has estimated that from 1980 to 1997, the cost of care for Medicaid nursing home residents increased from $8.7 billion to $32.5 billion.

     Other factors causing growth of the long-term care insurance industry include the lack of suitable alternatives for financing long-term care. There are three primary alternatives to long-term care insurance: government programs such as Medicare and Medicaid, personal assets and dependence on family members. Medicare offers only limited coverage of the cost of long-term care. Medicaid is the single largest source of financing for nursing home care in the U.S.

However, since eligibility for Medicaid requires that its recipients have a very small amount of assets or income, many individuals are forced to deplete their assets in order to become eligible.

Strategy

     Our objective is to strengthen our position as a leader in providing long-term care insurance to senior citizens. To meet this objective and to continue to increase profitability, we are implementing the following strategies:

Developing and qualifying new products with state insurance regulatory authorities. We have sold long-term care insurance for over twenty-eight years. As an innovator in home health care insurance, we introduced our Independent Living policy in 1994, which provides coverage over the full term of the policy for services furnished by an unlicensed homemaker or companion or a licensed care provider. More recently, we began our introduction of our Personal Freedom policies, which provide comprehensive coverage for nursing home and home health care. We also introduced our Assisted Living policy, which, as a nursing home plan, provides enhanced benefits and includes a home health care rider. During 1998, we developed our Secured Risk Nursing Facility and Post Acute Recovery Plans, which provide limited benefits to higher risk applicants. We intend to continue to develop new insurance products designed to meet the needs of senior citizens and their families.

Increasing the size and productivity of our network of independent agents. We have significantly increased the number of producing agents (agents who produce premiums for us on new policies) selling our policies by focusing our efforts on certain geographic areas of the country that have larger concentrations of individuals age 65 and over. We intend to continue to recruit agents in these states and believe that we will be able to continue to expand our business in these and other states.

Seeking to acquire existing insurance companies and blocks of in-force policies underwritten by other insurance companies. We have augmented our premium revenue from time to time through the acquisition of existing insurance companies and blocks of policies underwritten by other insurance companies. We intend to continue to evaluate complementary acquisitions and policy blocks as a means of enhancing our revenue base.

Introducing existing products in newly licensed states. We are currently licensed to market products in 50 states and the District of Columbia. Although not all of our products are currently eligible for sale in all of these jurisdictions, we actively seek to expand the regions where we sell our products. Through the acquisition of American Network in 1996, we acquired licenses to conduct business in some new states, including New Jersey and Massachusetts. These states are considered by our management to offer significant opportunities for sales growth. In addition, in 1998 we received a license to underwrite accident and health insurance products in New York through American Independent Network.

Utilizing Internet strategies. We have developed our proprietary LTCWorks, which enables agents to sell our products utilizing downloadable software. We believe that LTCWorks increases the potential distribution of our products by enhancing our agents' ability to present the products, to assist policyholders in the application process and to submit the application over the Internet.

Introducing Group Products. In 1999, we began filing our master group policy in various states. We intend to actively market our group policy beginning in 2000, which we anticipate will generate additional premium revenue from a younger policyholder base.

Entering marketing and administration agreements with third parties. We intend to solicit unaffiliated affinity groups to provide third party processing and/or underwriting of their long-term care products.

Corporate Background

     We are registered and approved as a holding company under the Pennsylvania Insurance Code. We were incorporated in Pennsylvania on May 13, 1965 under the name Greater Keystone Investors, Inc. and changed our name to Penn Treaty American Corporation on March 25, 1987. Penn Treaty Life was incorporated in Pennsylvania under the name Family Security Life Insurance Company on June 6, 1962, and its name was changed to Quaker State Life Insurance Company on December 29, 1969, at which time it was operating under a limited insurance company charter. We acquired Quaker State Life Insurance Company on May 4, 1976, and changed its name to Penn Treaty Life Insurance Company. On July 13, 1989,

Penn Treaty Life acquired all of the outstanding capital stock of AMICARE Insurance Company (formerly Fidelity Interstate Life Insurance Company), a stock insurance company organized and existing under the laws of Pennsylvania, and changed its name to Network America Life Insurance Company on August 1, 1989.

     On August 30, 1996, we consummated the acquisition of all of the issued and outstanding capital stock of Health Insurance of Vermont, Inc., and have since changed its name to American Network Insurance Company.

     Senior Financial Consultants Company (the "Agency"), an insurance agency that we own, was incorporated in Pennsylvania on February 23, 1988 under the name Penn Treaty Service Company. On February 29, 1988, the Agency acquired, among other assets, the rights to renewal commissions on a certain block of Penn Treaty Life's existing in-force policies from Cher-Britt Agency, Inc., and an option to purchase the rights to renewal commissions on a certain block of Penn Treaty Life's existing policies from Cher-Britt Insurance Agency, Inc., an affiliated company of Cher-Britt Agency, Inc. In connection with this acquisition, on March 3, 1988, we changed the name of the Agency to Cher-Britt Service Company. The option was exercised on March 3, 1989. The Agency's name was changed to Senior Financial Consultants Company on August 9, 1994.

     On December 31, 1997, Penn Treaty Life dividended its common stock ownership of Penn Treaty Network to us. At that time, Penn Treaty Network assumed substantially all of the assets, liabilities and premium in-force of Penn Treaty Life through a purchase and assumption reinsurance agreement. On December 30, 1998, we sold our common stock interest in Penn Treaty Life to an unaffiliated insurer. All remaining policies in-force were assumed by Penn Treaty Network through a 100% quota share agreement.

     On November 25, 1998, we entered into a purchase agreement to acquire all of the common stock of United Insurance Group Agency, Inc. ("United Insurance Group"), a Michigan based consortium of long-term care insurance agencies. The acquisition was effective January 1, 1999.

     On December 10, 1999, we incorporated Penn Treaty (Bermuda), a Bermuda based reinsurer, for the purpose of reinsuring affiliated long-term insurance contracts at a future date.

     Subsequent to December 31, 1999, we acquired Network Insurance Senior Health Division ("Network Insurance Senior Health"), a Florida-based insurance agency brokerage company. Network Insurance Senior Health was purchased by Penn Treaty Network and the acquisition was effective January 1, 2000.

     (b)  Insurance Products

     Since 1972, we have developed, marketed and underwritten, defined benefit accident and health insurance policies designed to be responsive to changes in
(1) the characteristics and needs of the senior citizen market, (2) governmental regulations and governmental benefits available for this population segment and
(3) the health care and long-term care industries in general. As of December 31, 1999, approximately 95% of our total annualized premiums in-force were derived from long-term care policies which include nursing home and home health care policies. Our other lines of insurance include (A) life insurance, (B) Medicare supplement, (C) blue-collar disability coverage and (D) various accident and health policies and riders. We solicit input from both our independent agents and our policyholders with respect to the changing needs of our insureds. In addition, our representatives regularly attend seminars to monitor significant trends in the industry.

         The following table sets forth, as of the dates indicated, and for each class of policies, the annualized in-force, the percentage of total annualized premiums, the number of policies in-force, and the average premium per policy. Policies are classified by their base coverage but may include a rider for a different coverage. For example, if a policyholder purchased a home health care policy with a nursing home rider, premiums collected in connection with the nursing home rider would be included in the home health care class.

                                                        (annualized premiums in $000's)
                                                             Year ended December 31,
                                                 --------------------------------------------------------

                                                   1997                1998                1999
                                                   ----                ----                ----
Nursing home care and comprehensive coverage:
   Annualized premiums                           $ 121,819   67.4%   $ 182,977   74.0%   $ 259,582   78.4%
   Number of policies                               78,137             115,802             163,689
   Average premium per policy                    $   1,559           $   1,580           $   1,586
Long term home health care:
   Annualized premiums                           $  42,921   23.8%   $  47,644   19.3%   $   53,640  16.3%
   Number of policies                               38,553              41,040              45,266
   Average premium per policy                    $   1,113           $   1,161           $   1,185
Disability insurance
   Annualized premiums                           $   7,145    4.0%   $   6,715   2.7%    $   7,126   2.2%
   Number of policies                               16,373              15,704              14,963
   Average premium per policy                    $     436           $     428           $     476
Medicare supplement:
   Annualized premiums                           $   4,248    2.4%   $   5,506   2.2%    $   6,131   1.9%
   Number of policies                                4,018               4,970               5,934
   Average premium per policy                    $   1,057           $   1,108           $   1,033
Life insurance:
   Annualized premiums                           $   3,567    2.0%   $   3,791   1.5%    $   4,095   1.2%
   Number of policies                                6,262               6,752               6,677
   Average premium per policy                          570           $     562           $     613
Other insurance:
   Annualized premiums                           $   1,015    0.6%   $     566   0.2%    $     548   0.2%
   Number of policies                                5,827               3,377               2,968
   Average premium per policy                    $     174            $    168           $     185

Total annualized premiums in force               $ 180,715    100%   $ 247,200   100%    $ 331,122   100%
Total policies                                     149,170             187,645             239,497


Long-Term Care Generally. Our long-term care policies provide for guaranteed renewability at then current premium rates at the option of the insured. The insured may elect to pay premiums on a monthly, quarterly, semi-annual or annual basis. In addition, we offer an automatic payment feature that allows policyholders to have premiums automatically withdrawn from a checking account. We may increase premium rates on a particular form of policy only upon approval of the applicable insurance regulatory authority in each state.

     As a supplement to some of our long-term care policies sold prior to 1999, we offered various riders providing benefits, such as an automatic annual benefit increase to help offset the effects of inflation and a return of premium option. The return of premium benefit rider provides that after a policy has been in-force for ten years, the policyholder is entitled to a return of 80% of all premiums paid during the ten year period less any claims paid by us. If, however, claims exceed 20% of the premiums paid during the ten-year period, no return of premium is made. In addition, in most states the rider provides for a pro-rata return of premium in the event of death or surrender beginning in the sixth year. We also offer and encourage the purchase of home health care riders to supplement our nursing home policies and nursing home riders to supplement our home health care policies.

     Previously, we offered numerous other riders to supplement our long-term care policies. The need, however, for many of these riders has been eliminated due to the incorporation of many of these benefits into the basic coverage under our newest long-term care policies. Among the built-in benefits provided under the long-term care policies we currently market are hospice care and adult day care benefits, survivorship benefits, and restoration of benefits.

Long-Term Nursing Home Care. Our long-term nursing home care policies generally provide a fixed or maximum daily benefit payable during periods of nursing home confinement prescribed by a physician or necessitated by the policyholder's cognitive impairment or inability to perform two or more activities of daily living. These policies include built-in benefits for alternative plans of care, waiver of premium after 90 days of benefit payments on a claim and unlimited restoration of the policy's maximum benefit period. All levels of nursing care, including skilled, custodial (assisted living) and intermediate care, are covered and benefits continue even when the policyholder's required level of care changes. Skilled nursing care refers to professional nursing care provided by a medical professional (a doctor or registered or licensed practical nurse) located at a licensed facility that cannot be provided by a non-medical professional. Assisted living care generally refers to non-medical care, which does not require professional treatment and can be provided by a non-medical professional with minimal or no training. Intermediate nursing care is designed to cover situations that would otherwise fall between skilled and assisted living care and includes situations in which an individual may require skilled assistance on a sporadic basis.

     Our current long-term nursing home care policies provide benefits that are payable over periods ranging from one to five years and also for lifetime coverage. These policies provide for a maximum daily benefit on costs incurred ranging from $60 to $300 per day. Our Personal Freedom policies also provide comprehensive coverage for nursing home and home health care, offering benefit "pools of coverage" ranging from $75,000 to $250,000 total coverage, as well as lifetime coverage. According to an independent study published in 1994, the average cost of nursing home care was estimated to be approximately $37,000 per year, resulting in an aggregate of more than $85,000 for the average nursing home stay of approximately 2.3 years.

Long-Term Home Health Care. Our home health care policies generally provide a benefit payable on an expense-incurred basis during periods of home care prescribed by a physician or necessitated by the policyholder's cognitive impairment or inability to perform two or more activities of daily living. These policies cover the services of registered nurses, licensed practical nurses, home health aides, physical therapists, speech therapists, medical social workers and other similar home health practitioners. Benefits for home health care policies currently being marketed by us are payable over periods ranging from six months to five years, and also covering lifetime, and provide from $40 to $160 per day of home benefits. Our home health care policies also include built-in benefits for waiver of premium after 90 days of claims and unlimited restoration of the policy's maximum benefit period.

     In late 1994, we introduced our Independent Living policy. This policy provides coverage over the full term of the policy for services furnished by a homemaker, including a member of the insured's family, who is not a qualified or licensed care provider ("Homemaker Care"). Homemaker Care includes assistance with cooking, shopping, housekeeping, laundry, correspondence, using the telephone and paying bills. Historically, only limited coverage had been provided under certain of our home health care policies for Homemaker Care, typically for a period of up to 30 days per calendar year during the term of the policy.

     The Independent Living policy provides that we will waive the elimination period, the time at the beginning of the period during which care is provided for which no benefits are available under the policy (usually twenty days), if the insured agrees to utilize a care management service ("Care Manager") referred by us. Newer policies offer up to 100% of the daily benefit if a Care Manager is used, versus 80% if the policyholder does not elect Care Management services. We engage the Care Manager at the time a claim is submitted to prepare a written assessment of the insured's condition and to establish a written plan of care. We believe that the Independent Living policy, which represents a significant expansion of the benefits previously available for Homemaker Services, is the first of its kind. We have subsequently incorporated the use of Care Management in all of our new home health care policies.

     We first introduced our Personal Freedom policy during the fourth quarter of 1996 and are currently marketing it in most states. This product is a comprehensive coverage policy, which combines long-term care and home health care insurance. When policyholders purchase this policy, with face value benefits ranging from $75,000 to unlimited coverage, they may then access up to the face amount of the policy for nursing home or home health care as needed subject to maximum daily limits.

     We developed  the Secured Risk Nursing  Facility  Plan to meet the needs of
individuals  having  difficulty   obtaining  coverage  due  to  certain  medical
conditions. This plan offers protection to such individuals by providing coverage for care in a nursing facility, or in the insured's home if he or she chooses the optional Home Health Care Benefits. Features of this plan, as with many of our other plans, include coverage for pre-existing conditions after six months, guaranteed renewal for life, premiums that will not increase with age, and there is no prior hospitalization required.

     We designed the Post Acute Recovery Care Plan to fill the gap in today's dynamic health care environment in which early discharge after surgery forces those who still require nursing care or medical supervision to shift their recovery to nursing facilities or their own homes. The Post Acute Recovery Plan, coupled with optional home health care benefits pays for medical recovery in a facility or in the insured's home when their traditional health care coverage stops. Features of this plan include immediate coverage (no elimination period or deductible), coverage for pre-existing conditions after six months, guaranteed renewal and premiums that will not increase with age. We offer a "Care Solutions" service with this plan, in which a Care Manager works with the insured to design a plan of care suited to meet his or her individual needs.

     Our policies generally offer an optional Lifetime Inflation Rider, which provides for an increase of the selected Daily Benefit Amount by 5% annually on each anniversary date for the lifetime of the policy. An optional Nonforfeiture Shortened Benefit Rider provides the insured with the right to maintain a portion of their benefit period in the event their policy lapses after being continuously in-force for at least three years.

Disability Insurance. We underwrite and market disability income insurance through American Network. The various disability policies concentrate on serving working class or "blue collar" individuals or employees. The policies provide for benefit periods ranging from six months to 60 months with monthly benefit amounts ranging from $250 to $3,000. We also offer mortgage disability and accident-only disability policies.

Life Insurance. Beginning in August 1993, we began to market actively our whole life insurance products. These policies have face amounts of $2,000 to $25,000 for individuals age 50-80 years and $2,000 to $10,000 for individuals age 80-85 years. For the convenience of the insured, we offer three premium payment options for these policies: (1) monthly, quarterly, semi-annual or annual payments; (2) one-time single premium payment; or (3) two, three and five year payment plans. We developed these policies to be sold by our agents to senior citizens so as to complete our portfolio of insurance products.

     The life insurance products currently marketed by us have been designed for the senior citizen market. We previously marketed life insurance policies, including annual renewable term and whole life policies, to all ages of insureds.

Medicare Supplement. We write policies designed to provide coverage to supplement benefits available under Medicare, such as payment of deductible amounts. OBRA `90 enacted various changes in Medicare reimbursement, set more stringent standards for Medicare supplement insurance policies and required that states adopt these new standards in July 1992. OBRA `90 sets forth ten federally standardized benefit plans of which we offer five such plans in two states. Companies that write Medicare supplement coverage must adopt at least the Basic Plan, which covers Medicare Part A coinsurance amounts for in-patient hospitalization (without the Part A deductible), the cost of the first three pints of blood and 20% of allowable charges under Medicare Part B. The other nine plans provide for the Basic Plan coverage and more extensive benefits, such as skilled nursing home coinsurance amounts, the Medicare Part A deductible, the Medicare Part B deductible, 100% of Medicare Part B Excess Charges, Foreign Travel Emergency Care, At-Home Recovery, Extended Drug Coverage and Preventive Care.

     All Medicare supplement benefit plans that we offer are subject to "open enrollment." We are required to issue a policy to any person applying for Medicare supplement insurance within six months of becoming eligible for Medicare Part B, which generally occurs within the first six months after a person's 65th birthday.

Other Insurance. We also sell other insurance products, including accidental death and dismemberment policies and cancer policies, of which the aggregate premiums represented less than one percent of our total annualized premium in-force as of December 31, 1999.

     (c)  Marketing and Expansion

     Our goal is to strengthen our position as a leader in providing long-term care insurance to senior citizens by underwriting, marketing and selling our products throughout the United States. We focus our marketing efforts primarily in those states (1) where we have successfully developed networks of agents and
(2) that have the highest concentration of individuals whose financial status and insurance needs are compatible with our products.

Agents. With the exception of agents employed by our subsidiaries, United Insurance Group and the Agency, we employ no agents directly but rely instead on relationships with independent agents and their sub-agents. In 1999, our policies were marketed through approximately 35,000 licensed agents. We provide assistance to our agents through the use of seminars, underwriting training and field representatives who consult with agents on underwriting matters, assist agents in research and accompany agents on marketing visits to current and prospective policyholders.

     Each independent agent must be authorized by contract to sell our products in each particular state in which the agent and our companies are licensed. Some of our independent agents are large general agencies with many sales persons (sub-agents), while others are individuals operating as sole proprietors. Some independent agents sell multiple lines of insurance, while others concentrate primarily or exclusively on accident and health insurance.

     We generally do not impose production quotas or assign exclusive territories to agents. The amount of insurance written for us by individual independent agents varies. We periodically review and terminate our agency relationships with non-producing or under-producing independent agents or agents who do not comply with our guidelines and policies with respect to the sale of our products.

     We are actively engaged in recruiting and training new agents. Sub-agents are recruited by the independent agents and are licensed by us with the appropriate state regulatory authorities to sell our policies. Independent agents are generally paid higher commissions than those employed directly by an insurance company, in part to account for the expenses of operating as an independent agent. We believe that the commissions we pay to independent agents are competitive with the commissions paid by other insurance companies selling similar policies. The independent agent's right to renewal commissions is vested and commissions are paid as long as the policy remains in-force, provided the agent continues to abide by the terms of the contract. We generally permit many of our established independent agents to collect the initial premium with the application and remit such premium to us less the commission. New independent agents are required to remit the full amount of initial premium with the application. We provide assistance to our independent agents in connection with the processing of paperwork and other administrative services.

Marketing General Agents and General Agents. We selectively utilize marketing general agents for the purpose of recruiting independent agents and developing networks of agents in various states. Marketing general agents receive an overriding commission on business written in return for recruiting, training and motivating the independent agents. In addition, marketing general agents may function as a general agent for us in various states. In its capacity as marketing general agent and general agent, one agent accounted for 18%, 17% and 16% of the total premiums earned by us during 1997, 1998 and 1999, respectively. In 2000, we purchased a division of this managing agent, which serves to reduce our dependence upon this agency in future periods. No other single grouping of agents accounted for more than 10% of our new premium or renewal premium written in 1999. We have not delegated any underwriting or claims processing authority to any agents.

Group and Franchise Insurance. We also sell a relatively small amount of group insurance. We may sell group insurance ("Group Insurance") through the issuance of a Group Master Policy to a group formed for purposes other than the purchase of insurance, such as an employee group, an association or a professional organization. The Group Master Policy is issued to the group and all participating members are issued certificates of insurance, which describe the benefits available under the policy. Eligibility for insurance is guaranteed to all members of the group without an underwriting review on an individual basis. We also sell franchise insurance ("Franchise Insurance") from time to time, which is individually underwritten policies sold to an association or group. While Franchise Insurance is generally presented to an employee group, association or professional organization that endorses the insurance, the policies are issued to individual group members. Each application is underwritten and issuance of policies is not guaranteed to members of the franchise group. We are currently seeking to expand our Group Insurance and Franchise Insurance business and have recently enhanced our marketing efforts towards this end. Our management considers these areas to offer significant opportunities for sales growth.

Markets. The following chart shows premium revenues by state for each of the states where we do business:

                                           ($000)
                            ----------------------------------------
                                    Year Ended December 31,
                            ----------------------------------------    Current
                   Year                                               % of 1999
State             Entered          1997         1998        1999        Total
-----             -------          ----         ----        ----        -----
Arizona                1988       $7,253      $10,608      $13,715        5%
California             1992       23,462       33,089       43,514       15%
Florida                1987       43,638       53,607       63,218       22%
Georgia                1990        1,737        2,174        3,350        1%
Illinois               1990        7,771       12,132       15,970        5%
Iowa                   1990        2,081        2,976        4,317        1%
Kentucky               1989        2,466        2,130        3,123        1%
Maryland               1987        2,314        2,682        3,427        1%
Michigan               1989        3,463        4,108        5,469        2%
Missouri               1990        2,809        3,817        4,297        1%
Nebraska               1990        2,130        3,162        3,952        1%
New Jersey             1996          379        2,127        4,707        2%
North Carolina         1990        4,334        6,122        8,089        3%
Ohio                   1989        4,428        7,162       10,149        3%
Pennsylvania           1972       24,420       28,821       37,661       13%
South Dakota           1990        2,269        2,743        3,177        1%
Texas                  1990        3,809        6,732       11,879        4%
Virginia               1989       12,426       16,094       19,597        7%
Washington             1993        2,727        4,834        7,485        3%
All Other States (1)              13,764       18,572       25,420        9%
                                  ------       ------       ------      ----

All States                      $167,680     $223,692     $292,516      100%
                                ========     ========     ========

----------

(1) Includes all states in which premiums comprised less than one percent of our total premiums in 1999.

     (d)  Administration

     Underwriting

     We believe that our underwriting process through which we, as an accident and health insurance company, particularly one in the long-term care segment, choose to accept or reject an applicant for insurance is critical to our success. All long-term care applications are reviewed by our in-house underwriting department and must be approved before a policy can be issued. We consider age and medical history, among other factors, in deciding whether to accept an application for coverage. With respect to medical history, efforts are made to underwrite on the basis of the medical information listed on the application, but an Attending Physician's Statement is often requested. In all cases, a personal history interview is required, and a paramedic interview is often conducted. In the event we determine that we cannot offer the requested coverage, an alternative for suitable coverage for higher risk applicants may be suggested to the agent. Accepted policies are usually issued within seven working days from receipt of the information necessary to underwrite the application.

     Until, and throughout, 1999, we operated field offices in Sarasota, Florida, Stockton, California, Colchester, Vermont and Elmira, New York to underwrite and issue policies in order to expedite the large volume of premiums generated from sales of policies in these states, to satisfy the new business development and regulatory requirements of New York, and to accommodate the specialization required in the sale and underwriting of disability coverage. In June, 1999, we transferred our disability operations to a third party administrator in Pennsylvania and closed our Vermont operation. In December 1999, we determined that the continued operation of the Florida and California operations was inefficient, and moved all but the marketing processes and limited underwriting function from these offices to the Allentown, Pennsylvania office.

     Applicants for insurance must respond to detailed medical questionnaires. Physical examinations are not required for our accident and health insurance policies, but medical records are frequently requested. Pre-existing conditions disclosed on the application for new long-term nursing home care and most home health care policies are covered immediately upon approval of the policy, while undisclosed pre-existing conditions are not covered for six months in most states and two years in certain other states. In addition, our Independent Living policies immediately cover all disclosed pre-existing conditions. In the case of individual Medicare supplement policies, pre-existing conditions are generally not covered during the six-month period following the effective date of the policy.

     In conjunction with the development of our LTCWorks internet strategy, we developed an underwriting credit-scoring system, which provides consistent underwriting and rate classification for applicants with similar medical histories and conditions.

     Claims

     All claims for policy benefits, except with respect to Medicare supplement and disability claims, are currently processed by our claims department, which includes nurses employed or retained as consultants. We have historically utilized third party administrators to process our Medicare supplement claims due to the typically small benefit amount per claim and the large number of claims. During 1999, we engaged a third party administrator to perform all administration, including claims processing, for our disability business.

     We periodically utilize the services of Care Managers to review certain claims, particularly those made under home health care policies. When a claim is filed, we may engage the Care Manager to review the claim, including the specific health problem of the insured and the nature and extent of health care services being provided. The Care Manager assists the insured and us by determining that the services provided to the insured, and the corresponding benefits paid, are appropriate under the circumstances. Under the terms of our Independent Living policy, we will waive the elimination period, the time at the beginning of the period during which care is provided for which no benefits are available under the policy (usually twenty days), if the insured agrees to utilize a Care Manager. Newer policies offer 100% claims coverage if the claimant uses Care Management, yet provide up to 80% of the daily benefit if Care Management services are not used. We estimate that approximately 75% of all home health care claims and 95% of all new home health care claims submitted in the last year have been submitted to Care Managers. We anticipate that this usage will continue as our business grows.

     In 1998 and throughout 1999, we created and staffed an in-house Care Management unit. This in-house unit conducts the full range of care management services, which were previously provided exclusively by subcontractors. We intend to develop this unit, as we believe it can meet many of our care management needs more effectively and with less expense than by relying on third party vendors.

     Systems Operations

     We operate and maintain our own computer system for most aspects of our operations, including policy issuance, billing, claims processing, commission reports, premium production by agent (state and product) and general ledger. Critical to our ongoing success is our ability to continue to provide the quality of service for which we are known by our policyholders and agents. We believe that our overall systems are an integral component in delivering that service.

     During the second quarter 1999, we determined to discontinue our planned implementation of our new system, finding that the system was unable to fully perform its expected operations. We decided to continue operations utilizing our current system, which is currently processing all long-term care functions. We began the development of new systems, which are expected to more adequately perform necessary operations to maintain and grow our long-term care insurance operations.

     Also, subsequent to the end of 1999, we entered an outsourcing agreement with a computer services vendor, whereby the majority of our daily systems operations, future program development and business continuity planning have been assigned to a third party. This vendor provides both in-house and external servicing of all existing legacy systems and hardware. We believe that this vendor can provide better expertise in the evolving arena of information technology than we can provide by running our own operations.

     (e)  Premiums

     Premium rates for all lines of insurance written by us are subject to state by state regulation. Premium regulations vary greatly among jurisdictions and lines of insurance. Rates for our insurance policies are established with the assistance of our independent actuarial consultants and reviewed by the insurance regulatory authorities as part of the licensing process in the states where we market our products. Before a rate change can be made, the proposed change must be filed with and approved by the insurance regulatory authorities.

     As a result of minimum loss ratio standards imposed by state regulations, the premiums we charge, with respect to all of our accident and health polices, are subject to reduction and/or corrective measures in the event insurance regulatory agencies in states where we do business determine that our loss ratios either have not reached or will not reach required minimum levels. See " Government Regulation."

     (f)  Future Policy Benefits and Claims Reserves

     We are required to maintain reserves equal to the probable ultimate liability for claims and related claims expenses with respect to all policies in-force. Reserves, which are computed with the assistance of our actuarial consultants, are established for (1) claims which have been reported but not yet paid, (2) claims which have been incurred but not yet reported and (3) the discounted present value of all future policy benefits less the discounted present value of expected future premiums. See Note 5 of the Notes to Consolidated Financial Statements.

     The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. We compare actual experience with estimates and adjust our reserves on the basis of such comparisons.

     In addition to reserves for incurred claims, reserves are also established for future policy benefits. The policy reserve represents the discounted present value of future obligations that are likely to arise from the policies that we underwrite, less the discounted present value of expected future premiums on such policies. The reserve component is determined using generally accepted actuarial assumptions and methods. However, the adequacy of this reserve rests on the validity of the underlying assumptions that were used to price our products; the more important of these assumptions relate to policy lapses, loss ratios and claim incidence rates.

     Our long-term care experience, much of which is based on our nursing home care products, is derived from our twenty-eight years of significant claims experience with respect to this product line, and reserves for these policies are based primarily upon this experience industry experience.

     We began offering home health care coverage in 1987, and since that time have realized a significant increase in the number of home health care policies written. Our claims experience with home health care coverage is more limited than is our nursing home care claims experience. Our experience with respect to our Independent Living policy, which we first offered in November 1994, and Assisted Living and Personal Freedom policies, which we first offered in late 1996, is extremely limited. We believe that individuals may be more inclined to utilize home health care than nursing home care, which is generally a last resort to be considered only after all other possibilities have been explored. Accordingly, we believe that there is a greater potential for wide variations in claims experience in our home health care insurance than exists with respect to nursing home care insurance. Our actuarial consultants utilize both our experience and other industry-wide data in the computation of reserves for the home health care product line.

     In addition, more recent long-term care products, developed as a result of regulation or market conditions, may incorporate more benefits with fewer limitations or restrictions. For instance, OBRA '90 required that Medicare supplement policies provide for guaranteed renewability and waivers of pre-existing condition coverage limitations under certain circumstances. In addition, the National Association of Insurance Commissioners ( the "NAIC") has recently adopted model long-term care policy language providing nonforfeiture benefits and has proposed a rate stabilization standard for long-term care policies, either or both of which may be adopted by the states in which we write policies. See "Government Regulation." The fluidity in market and regulatory forces may limit our ability to rely on historical claims experience for the development of new premium rates and reserve allocations.

     We utilize the services of actuarial consultants (the "actuaries") to price insurance products and establish reserves with respect to those products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview." Although we believe that our reserves are adequate to cover all policy liabilities, there can be no assurance that reserves are adequate or that future claims experience will be similar to, or can be accurately predicted by, our past or current claims experience.

     (g)  Reinsurance

     As is common in the insurance industry, we purchase reinsurance to increase the number and size of the policies we may underwrite. Reinsurance is purchased by insurance companies to insure their liability under policies written to their insureds. By transferring, or ceding, certain amounts of premium (and the risk associated with that premium) to reinsurers, we can limit our exposure to risk. We reinsure any life insurance policy to the extent the risk on that policy exceeds $50,000. We currently reinsure our ordinary life policies through Reassurance Company of Hannover (A.M. Best rating A). We also have reinsurance agreements with Life Insurance Company of North America (A.M. Best rating A+) and Transamerica Occidental Life Insurance Company (A.M. Best rating A+) to reinsure term life policies whose risk exceeds $15,000, and with Employers Reassurance Corporation (A.M. Best rating A+) to reinsure credit life policies whose risk exceeds $15,000.

     For a discussion of A.M. Best ratings, see "A. M. Best Ratings and Standard & Poor's Ratings."

     On December 28, 1990, Penn Treaty Network entered into an assumption reinsurance agreement with Midland Mutual Life Insurance Company (A.M. Best rating A-) under which Penn Treaty Network acquired approximately 3,100 nursing home policies in 22 states with an annualized premium of approximately $3,000,000. We recognized approximately $1,551,000 of premium related to this acquisition in 1997, $1,411,000 in 1998 and $1,317,000 in 1999.

     In January 1991, Penn Treaty Network entered into a fronting arrangement under which Penn Treaty Network ceded 100% of certain whole life and deferred annuity policies to Provident Indemnity Life Insurance Company ("Provident Indemnity") (A.M. Best rating B). No new policies have been ceded under this arrangement since December 31, 1995. Penn Treaty Network has structured its agreement with Provident Indemnity to require maintenance of securities in escrow for Penn Treaty Network in an amount at least equal to its statutory reserve credit. The market value of these escrowed securities, which consist of U.S. Government bonds, exceeds Penn Treaty Network's related statutory reserve credit as of December 31, 1999 of approximately $4,711,000. The policies, which are subject to this fronting agreement, were intended for the funeral arrangement or "pre-need" market, and were being underwritten in 24 states (with the largest markets in California and Michigan). Total ceded life insurance in-force approximated $10,562,000, $9,718,000 and $9,182,000 for 1997, 1998 and
1999, respectively.

     In May 1991, Penn Treaty Network acquired a block of long-term care business under an assumption reinsurance agreement with Providentmutual Life and Annuity Company of America (formerly known as Washington Square Life Insurance Company). Penn Treaty Network assumed the obligations as insurer for all policies in-force as of that date. Under this agreement, Penn Treaty Network assumed a reinsurance treaty under which 66% of the premiums assumed are, in turn, ceded by Penn Treaty Network to a third party reinsurer. The total accident and health premiums ceded under this treaty amounted to approximately $1,002,000 in 1997, $951,000 in 1998 and $928,000 in 1999.

     Penn Treaty Network entered into a reinsurance agreement, effective in January 1994, to cede 100% of certain life, accident and health and Medicare supplement insurance policies issued by Penn Treaty Network to Life and Health Insurance Company of America ("Life and Health") (A.M. Best rating B-). This fronting arrangement, is used when one insurer wishes to take advantage of another insurer's ability to procure and issue policies. As the fronting company, we remain ultimately liable to the policyholder, even though all of our risk is reinsured. Because of Life and Health's A.M. Best rating, Penn Treaty Network structured their agreement with Life and Health to require maintenance of securities in escrow for Penn Treaty Network in an amount at least equal to their statutory reserve credit. The market value of these escrowed securities, which consist of U.S. Government bonds, exceeded Penn Treaty Network's related statutory reserve credits as of December 31, 1999, which were approximately $369,000. The policies subject to this fronting arrangement are being marketed in six states to federal employees. Premium ceded under this agreement totaled approximately $779,000, $777,000 and $729,000 in 1997, 1998 and 1999,
respectively.

     Effective in October 1994, Penn Treaty Network entered into reinsurance agreements with Cologne Life Reinsurance Company (A.M. Best rating A) with respect to its home health care policies with benefit periods exceeding 36 months. Under these reinsurance agreements, Penn Treaty Network is responsible for payment of claims during the first 36 months of the benefit period, and the reinsurer will reimburse Penn Treaty Network for 100% of all claims paid after such 36 month period. Total reserve credits taken related to this agreement as of December 31, 1999 were approximately $928,000. Effective January 1998, no new policies were reinsured under this treaty.

     On December 31, 1998, Penn Treaty Network entered a funds withheld financial reinsurance agreement with Cologne Life Reinsurance Company for statutory purposes. Under the agreement, Penn Treaty Network ceded the claims risk of approximately $80,128,000 of nursing home premium and ceded $124,605,000 of reserves to the reinsurer. The effect of the transaction increased statutory surplus and net gain from operations by $14,700,000. We believe this agreement does not qualify as reinsurance according to generally accepted accounting principles, in accordance with Financial Accounting Standards Board Statement 113, as there does not exist a material probability of loss to the reinsurer under the treaty. We terminated the agreement during the third quarter of 1999, and Penn Treaty Network recaptured all of the insurance in-force under the agreement, reducing statutory surplus and 1999 gains from operations by $15,000,000.

     On December 31, 1999, Penn Treaty Network entered a funds withheld financial reinsurance agreement with London Life Reinsurance Company for statutory purposes. Under the agreement, Penn Treaty Network ceded the claims risk of approximately $90,230,000 of nursing home premium and ceded $133,892,000 of reserves to the reinsurer. The effect of the transaction increased statutory surplus and net gain from operations by $25,000,000. We believe this agreement does not qualify as reinsurance according to generally accepted accounting principles, in accordance with Financial Accounting Standards Board Statement 113, as there does not exist a material probability of loss to the reinsurer under the treaty design.

     Effective December 31, 1999, Penn Treaty Network entered into a reinsurance agreement with Independence Blue Cross, under which Penn Treaty Network assumed on a 100% quota share basis all of the risks related to approximately $2,251,000 of in-force long-term care policies. Under the agreement, Penn Treaty Network will also perform administration for the policies, including underwriting and reinsuring future policies.

     American Network reinsures approximately $500,000 of premium with three Vermont licensed companies.

     In the event a reinsurance company becomes insolvent or otherwise fails to honor its obligations to any of the Insurers under any of its reinsurance agreements, we would remain fully liable to the policyholder.

     (h)  Investments

     We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. Investments are managed by four external firms: Davidson Capital Management of Wayne, Pennsylvania, First Union National Bank of Charlotte, North Carolina, Palisade Capital Management of Fort Lee, New Jersey and American General Life Insurance Company of Houston, Texas.

         The following table shows the composition of the debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 1999.

                                                     December 31, 1999
                                                     -----------------
Rating                                             Amount       Percent
                                                   ------       -------
                                                (Dollar amounts in thousands)

U.S. Treasury and U.S. Agency securities           $116,697       33.0%
Aaa or AAA                                           21,991        6.2%
Aa or AA                                             49,699       14.1%
A                                                    96,853       27.4%
BBB                                                  37,695       10.7%
Other or Not Rated                                   30,753        8.6%
                                                   --------      ------
          Total                                    $353,688      100.0%
                                                   ========      ======

     As of December 31, 1999, 95% of our total investments were fixed income debt securities, 33% of which were securities of the United States Government (or its agencies or instrumentalities). The balance of our total investment portfolio consisted substantially of publicly traded equity securities. As of December 31, 1999, our bond investment portfolio consisted substantially of investment grade securities, with 80.7% rated "A" or better by either Moody's Debt Rating Service or Standard and Poor's Corporation. Our investment policy is to purchase U.S. Treasury securities, U.S. agency securities and investment-grade municipal and corporate securities with the highest yield to maturity available, and to have 7% to 10% of our bond investment portfolio mature each year. Our policy also limits high-yield investments (those rated below BBB-) to 5% percent of our total portfolio and we may only purchase bonds rated B or higher. Certain investments may be unrated or are in process of receiving ratings. We generally buy investments maturing within two to 15 years of the date of the purchase. At December 31, 1999, the average maturity of our bond investment portfolio was 6.9 years and our investment portfolio contained no direct investments in real estate.

     During 1998, we evaluated and changed our investment policy to allow for the acquisition of debt and equity securities rated "B" or better by bond rating agencies. Included in our investment strategy was the decision to purchase convertible or preferred securities. We hired an investment management firm that specializes in convertible securities to manage this portfolio. The management firm is also a principle shareholder of our common stock.

     We have historically limited our investments in equity securities. We sold our equities securities portfolio in March 1998, and later purchased additional common and preferred equities, comprising 5.1% of our portfolio at December 31, 1998. At December 31, 1999, we held common and preferred stock investments that represented 5.1% of our total investments. We intend to limit our common and preferred stock investments to less than 10% or less of our total investments.

     During March 1998, we sold our entire equity securities portfolio, or approximately $21,000,000 of invested assets. From this sale, we recognized an approximate $6,400,000 capital gain. During November 1998, we liquidated our entire tax-exempt bond portfolio, yielding an approximate gain of $1,500,000. In May 1999, we liquidated equity investments sufficient to produce approximate gains of $2,800,000 in order to offset the net income impact of a loss due to the impairment of our discontinued computer system. For additional information regarding our investments, see Note 4 of the Notes to Consolidated Financial Statements.

Market Risk of Financial Instruments. We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets.

     A significant portion of assets and liabilities are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures relate to interest rate risk on fixed rate domestic medium-term instruments and, to a lesser extent, domestic short-term and long-term instruments. We have established strategies, asset quality standards, asset allocations and other relevant criteria for our portfolio to manage our exposure to market risk.

     We currently have an interest rate swap on our mortgage, with the same bank, which is used as a hedge to convert the mortgage to a fixed interest rate. We believe that since the notional amount of the swap is amortized at the same rate as the underlying mortgage, and that both financial instruments are with the same bank, no credit or financial risk is carried with the swap.

     Our financial instruments are held for purposes other than trading. Our portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions.

     We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 76.0% of total liabilities and reinsurance receivables on unpaid losses represent 2.2% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 1999, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

     If interest rates had increased by 100 basis points, there would have been an approximate $11,300,000 decrease in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at December 31, 1999 would have resulted in an approximate $21,700,000 decrease in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been an approximate $12,300,000 and $25,800,000 net increase, respectively, in the net fair value of our total investments and debt.

     We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that our minimal invested amount in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict their possible impact to our investment income from the hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 1999.

     The following table sets forth for the periods indicated certain information concerning investment income, including dividend payments made on common and preferred stock. The average yield calculation does not reflect the impact upon market value of investments due to changes in market interest rates.

   Investment Portfolio                      1997         1998         1999
                                             ----         ----         ----
                                                  Year Ended December 31,
                                                  -----------------------
                                              (Dollar amounts in thousands)
   Average balance of investments,
        cash and cash equivalents
        during the period (at cost)          $284,323   $332,872   $392,592
   Net investment income                       17,009     20,376     22,619
   Average yield on investments                  6.0%       6.1%       5.8%


     i)   Selected Financial Information: Statutory Basis

     The following table shows certain ratios derived from our insurance regulatory filings with respect to our accident and health policies presented in accordance with accounting principles prescribed or permitted by insurance regulatory authorities ("SAP"), which differ from the presentation under generally accepted accounting principles ("GAAP") and, which also differ from the presentation under SAP for purposes of demonstrating compliance with statutorily mandated loss ratios. See, "Government Regulation."

                                                    Year ended December 31,
                                                    -----------------------

                                                 1997        1998        1999
                                                 ----        ----        ----


      Loss ratio (1) (4)                         70.9%       46.8%       70.4%
      Expense ratio (2) (4)                      57.9%       76.4%       44.1%
                                                 ----        ----        ----
      Combined loss and expense ratio           128.8%      123.2%      114.5%
      Persistency (3)                            83.1%       85.5%       86.7%

      ---------------

(1) Loss ratio is defined as incurred claims and increases in policy reserves divided by collected premiums.
(2) Expense ratio is defined as commissions and expenses incurred divided by collected premiums.
(3) Persistency represents the percentage of premiums renewed, which we calculate by dividing the total annual premiums in-force at the end of each year (less first year business for that year) by the total annual premiums in-force for the prior year. For purposes of this calculation, a decrease in total annual premiums in-force at the end of any year would be a result of non-renewal policies, including those policies that have terminated by reason of death, lapse due to nonpayment of premiums and/or conversion to other policies offered by us.
(4) The 1998 and 1999 loss ratios and expense ratio are significantly affected by the reinsurance of approximately $80,128,000 and $90,230,000, respectively in premium on a statutory basis under financial reinsurance treaties.

     The increase in the persistency rate in 1999, 1998 and 1997, signifying a greater percentage of policy renewals, caused the loss ratio to increase. This is due to the fact that as policies age, the reserves associated with such policies must be increased. In addition, we added approximately $12,000,000 to this reserve in 1997 as a result of our reassessment of assumptions utilized in the actuarial determination of reserves for current claims liabilities and incurred but unreported liabilities for nursing home and home health care claims. We reviewed the assumptions underlying our reserves in connection with our 1997 employment of a new long-term care consulting actuary. The review encompassed certain actuarial assumptions related to our products' benefit utilization and duration.

     Under SAP, costs associated with sales of new policies must be charged to earnings as incurred. Because these costs, together with required reserves, generally exceed first year premiums, statutory surplus may be reduced during periods of increasing first year sales. In December 1997, we contributed
$5,000,000 to American Network to support our long-term care growth. In March 1998, we funded American Independent Network with approximately $6,000,000.

     We have been able to mitigate the statutory impact of our growth through the use of statutory financial reinsurance. In the event we are unable to obtain additional financial reinsurance to support future growth, it may be necessary for us to raise additional capital to contribute to the Insurers. In the event that additional capital is raised, earnings per share would be adversely affected. See "Government Regulation" for a discussion of risk-based capital and required surplus levels.

     Mandated loss ratios are calculated in a manner intended to provide adequate reserving for the long-term care insurance risks, using statutory lapse rates and certain assumed interest rates. The statutorily assumed interest rates differ from those used in developing reserves under GAAP. For this reason, statutory loss ratios differ from loss ratios reported under GAAP. Mandatory statutory loss ratios also differ from loss ratios reported on a current basis under SAP for purposes of our annual and quarterly state insurance filings. The states in which we are licensed have the authority to change these minimum ratios and to change the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. We are unable to predict the impact of (1) the imposition of any changes in the mandatory statutory loss ratios for individual or group long-term care policies to which we may become subject, (2) any changes in the minimum loss ratios for individual or group long-term care or Medicare supplement policies, or (3) any change in the manner in which these minimums are computed or enforced in the future. We have not been informed by any state that any of the Insurers do not meet mandated minimums, and we believe we are in compliance with all such minimum ratios. In the event we are not in compliance with minimum statutory loss ratios mandated by regulatory authorities with respect to certain policies, we may be required to reduce or refund our premiums on such policies.

     The commissions paid to agents on new business production affect our expense ratios, which are generally higher for new business than for renewing policies. Statutory accounting requires commissions to be expensed as paid. As a result, rapid growth in first year business results in higher expense ratios.

     (j)  A.M. Best's Rating and Standard & Poor's Rating

     The Insurers' rating with A.M. Best is "B++ (very good)." A.M. Best's ratings are based on a comparative analysis of the financial condition and operating performance for the prior year of the companies rated, as determined by their publicly available reports. A.M. Best's classifications are A++ and A+ (superior), A and A- (excellent), B++ and B+ (very good), B and B- (good), C++ and C+ (fair), and C and C- (marginal), D (below minimum standards), E (under state supervision) and F (in liquidation). A.M. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors. In evaluating a company's financial and operating performance, the rating agencies review our profitability, leverage and liquidity, as well as our book of business, the adequacy and soundness of our reinsurance, the quality and estimated market value of our assets, the adequacy of our reserves and the experience and competency of our management. Penn Treaty Network has a Standard & Poor's claims paying ability rating of "A-
(good)," which falls within the most secure range (AAA to BBB). American Network and American Independent Network are not rated by Standard & Poor's.

     (k)  Competition

     We operate in a highly competitive industry. Many of our competitors have considerably greater financial resources, higher ratings from A.M. Best and Standard & Poor's and larger networks of agents. Many insurers offer long-term care policies similar to those we offer and utilize similar marketing techniques. We actively compete with these insurers in attracting and retaining agents by offering competitive products and commission rates and quality underwriting, claims service and policyholder service.

     (l)  Government Regulation

     Insurance companies are subject to supervision and regulation in all states in which they transact business. We are registered and approved as a holding company under the Pennsylvania Insurance Code. Penn Treaty Network is chartered and licensed in Pennsylvania as a stock life insurance company. American Network is chartered and licensed in Vermont as a stock accident and health insurance company. American Independent Network is chartered and licensed in New York as a stock accident and health insurance company. We are currently licensed in all states and the District of Columbia.

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

     The NAIC is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues that can be used as guidelines for individual states in adopting or enacting insurance legislation. While the NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding on insurance companies unless adopted by the state, and variation from the model laws within the states is common.

     The Pennsylvania Department, the Vermont Department of Banking, Insurance, Securities and Health Care Administration (the "Vermont Department"), the New York Insurance Department (the "New York Department") and insurance regulatory authorities in other jurisdictions, have broad administrative and enforcement powers relating to the granting, suspending and revoking of licenses to transact insurance business, the licensing of agents, the regulation of premium rates and trade practices, the content of advertising material, the form and content of insurance policies and financial statements and the nature of permitted investments. In addition, regulators have the power to require insurance companies to maintain certain deposits, capital, surplus and reserve levels calculated in accordance with prescribed statutory standards. We believe that our deposit, capital, surplus and reserve levels currently meet or exceed all applicable regulatory requirements. The primary purpose of such supervision and regulation is the protection of policyholders, not investors.

     In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas.

     The Pennsylvania Department and the Vermont Department have adopted the Codification guidance, effective January 1, 2001. The New York Department has not yet adopted the Codification guidance. We have not estimated the effect of adoption upon our financial condition or results of operations.

     We are also subject to the insurance holding company laws of Pennsylvania and of the other states in which we are licensed to do business. These laws generally require insurance holding companies and their subsidiary insurers to register and file certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. Further, states often require prior regulatory approval of changes in control of an insurer and of intercorporate transfers of assets within the holding company structure. The Pennsylvania, Vermont and New York Departments must approve the purchase of more than 10% of the outstanding shares of our Common Stock by one or more parties acting in concert, and may subject such party or parties to the reporting requirements of the insurance laws and regulations of Pennsylvania, Vermont and New York and to the prior approval and/or reporting requirements of other jurisdictions in which we are licensed. In addition, officers, directors and 10% shareholders of insurance companies, such as the Insurers, are subject to the reporting requirements of the insurance laws and regulations of Pennsylvania, Vermont and New York, as the case may be, and may be subject to the prior approval and/or reporting requirements of other jurisdictions in which they are licensed.

     Under  Pennsylvania  law,  lending  institutions,  public  utilities,  bank holding companies, savings and loan companies, and their affiliates, subsidiaries, officers and employees may not be licensed or admitted as insurers. If any of the foregoing entities or individuals (or any such entity and its affiliates, subsidiaries, officers and employees in the aggregate) acquires 5% or more of the outstanding shares of our Common Stock, such party may be deemed to be an affiliate, in which event our Certificate of Authority to do business in Pennsylvania may be revoked upon a determination by the Department that such party exercises effective control over us. Although several entities own more than 5% of our common stock, including one bank holding company, none of these entities hold sufficient voting authority to exercise effective control over us.

     As part of their routine regulatory oversight process, state insurance regulators periodically conduct detailed examinations of the books, records and operations of insurers. During 1995, the Pennsylvania Department completed its examination of Penn Treaty Life and Penn Treaty Network for the five-year period ended December 31, 1994 and had no recommendations for either Penn Treaty Life or Penn Treaty Network. During 1995, the Vermont Department completed its examination of American Network for the three-year period ended December 31, 1994 and had no material recommendations. In addition to conducting these examinations, state insurance regulatory authorities from time to time also conduct separate market conduct examinations. These examinations focus on an insurer's claims practices, policyholder complaints, policy forms, advertising practices and other marketing aspects.

     Most states mandate minimum benefit standards and loss ratios for long-term care insurance policies and for other accident and health insurance policies. Most states have adopted the NAIC's proposed standard minimum loss ratios of 65% for individual Medicare supplement policies and 75% for group Medicare supplement policies. A significant number of states, including Pennsylvania and Florida, also have adopted the NAIC's proposed minimum loss ratio of 60% for both individual and group long-term care insurance policies. Certain states, including New Jersey and New York, have adopted a minimum loss ratio of 65% for long-term care. The states in which we are licensed have the authority to change these minimum ratios, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced.

     The Pennsylvania, Vermont and New York Departments are provided, on an annual basis, with a calculation prepared by our appointed actuaries regarding compliance with required minimum loss ratios for Medicare supplement and credit policies. This report is made available to all states. Although certain other policies (e.g., nursing home and hospital care policies) also have specific mandated loss ratio standards, at the present there typically are no similar reporting requirements in the states in which we do business for such other policies.

     The NAIC has developed minimum capital and surplus requirements utilizing certain risk-based factors associated with various types of assets, credit, underwriting and other business risks. As of December 31, 1999, the risk-based capital of Penn Treaty Network, American Network and American Independent Network was 335%, 269%, and 8,821%, respectively, of authorized control level capital. Beginning in 1999, risk-based capital is required to be held specifically for long-term care premium in-force. This NAIC change presents additional capital requirements for each of the Insurers, which could limit their ability to grow future premiums.

     In the event that any of the Insurers fail to maintain sufficient capital levels to satisfy NAIC requirements, we would be required to raise additional capital or to provide a plan that proposes how we will meet these capital requirements in the future.

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

     States also restrict the dividends our insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of the Insurers, computed according to statutory formulae. In addition, Pennsylvania law requires each insurance company to give 30 days advance notice to the Pennsylvania Department of any planned extraordinary dividend (any dividend paid within any twelve-month period which exceeds the greater of (1) 10% of an insured's surplus as shown in its most recent annual statement filed with the Pennsylvania Department or (2) its net gain from operations, after policyholder dividends and federal income taxes and before realized gains or losses, shown in such statement) and the Pennsylvania Department may refuse to allow it to pay such extraordinary dividends. Under Vermont insurance law, American Network is also required to furnish 30 days advance written notice to the Vermont Department of an extraordinary dividend, who may disapprove the dividend. Vermont law defines an extraordinary dividend as a dividend in excess of the lesser of (1) the net earnings during the preceding calendar year plus net income not paid out as dividends during the prior two calendar years and (2) 10% of the capital surplus, determined as of the immediately preceding December 31.

     Although no legislation has been enacted to date, some state legislatures have discussed proposed language that, if passed, could limit rate increases on long-term care insurance products. In the event that restrictive legislation would pass in any state, we believe it would have a negative impact on our future earnings.

     During 1993, the NAIC adopted model language that requires long-term care policies to include a nonforfeiture benefit. The mandated inclusion of a nonforfeiture benefit is intended to protect policyholders against the lapse (or cancellation) of policies without some value returned to the policyholder. Issuers of long-term care insurance policies are subject to a tax if they fail to meet certain requirements set forth in the long-term care insurance model regulations and the long-term care insurance model act as promulgated by the NAIC. The amount of the tax is $100 per insured for each day any of the requirements are not met with respect to each qualified long-term care insurance contract. During 1994, the NAIC adopted a standard calling for "rate stabilization" of long-term care policies. Some states, such as Florida, have adopted regulations, which require long-term care policies to include nonforfeiture provisions. Other states, such as California, have adopted regulations, which require long-term care policies to include provisions allowing insureds to obtain protection against the effects of inflation. Adoption of nonforfeiture benefits has increased the price of long-term care policies, while rate stabilization provisions limit our ability to adjust for adverse loss experiences. We are in compliance with all such regulations.

     In September 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996 ("the Act"), which permits premiums paid for eligible long-term care insurance policies after December 31, 1996 to be treated as deductible medical expenses for the Internal Revenue Service. The deduction is limited to a specified dollar amount ranging from $200 to $2,500, with the amount of the deduction increasing with the age of the taxpayer. In order to qualify for the deduction, the insurance contract must, among other things, provide for (1) limitations on pre-existing condition exclusions, (2) prohibitions on excluding individuals from coverage based on health status and
(3) guaranteed renewability of health insurance coverage. Although we offer tax-deductible policies, we will continue to offer a variety of non-deductible policies as well. We have long-term care policies that qualify for tax exemption under the Act in all states in which we are licensed.

     Periodically, the federal government has considered adopting a national health insurance program. Although it does not appear that the federal government will enact an omnibus health care reform law in the near future, the passage of such a program could have a material impact upon our operations. In addition, legislation enacted by Congress could impact our business. Among the proposals are the implementation of certain minimum consumer protection standards for inclusion in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. These proposals would also prohibit "high pressure" sales tactics in connection with long-term care insurance and would guarantee consumers access to information regarding insurers, including lapse and replacement rates for policies and the percentage of claims denied. As with any pending legislation, it is possible that any laws finally enacted will be substantially different than the current proposals. Accordingly, we are unable to predict the impact of any such legislation on our business and operations.

     We monitor economic and regulatory developments that have the potential to impact our business. Recently enacted federal legislation will allow banks and other financial organizations to have greater participation in securities and insurance businesses. This legislation may present an increased level of competition for sales of our products. Furthermore, the market for our products is enhanced by the tax incentives available under current law. Any legislative changes that lessen these incentives could negatively impact the demand for these products.

     (m)  Employees

     As of December 31, 1999, we had approximately 350 full-time employees (not including independent agents), 322 of whom are employed in our home office. Of those employees in our home office, 139 are employed in various administrative services, 28 in sales, 48 in underwriting, 6 in accounting, 10 in compliance, 56 in claims, 17 in an executive capacity, and 18 in systems. We had approximately 15 full-time employees employed in the Florida field office as of December 31, 1999. As of December 31, 1999, we had 11 in our California office and 2 in our New York office. Of the 28 field office employees, approximately 6 were in underwriting and administration and 22 were in marketing. United Insurance Group employs approximately 25 employees on a full-time basis, as well as numerous agents who are compensated on a commission basis. We are not a party to any collective bargaining agreements and believe that our relationship with our employees is good.

Item 2.  Properties

     Our principal offices in Allentown, Pennsylvania occupy two contiguous buildings, occupying approximately 30,000 square feet of office space in a 40,000 square foot building and all of an 8,000 square foot facility. We own both buildings. We also lease additional office space in Florida, California, Michigan, Texas and New York.

     We own a 2.42 acre undeveloped parcel of land, which is located across the street from our home offices.

Item 3.  Legal Proceedings

     The Insurers are parties to various lawsuits generally arising in the normal course of their insurance business.

     During the second quarter 1999, we filed a lawsuit in state court, naming IBM and others, for breach of contract and other claims. The lawsuit, filed Monday, June 28, 1999, in the Court of Common Pleas in Lehigh County, Pennsylvania, names IBM, Tangent International Computer Consultants, Inc. of New York and The Outsourcing Partnership LLC of Pennsylvania, and seeks damages for alleged misrepresentations concerning our LifePro computer software.

     We do not believe that the eventual outcome of any of the suits to which we are currently a party will have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of security holders.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Our Common Stock is traded on the New York Stock Exchange under the symbol PTA. The transfer agent and registrar for our Common Stock is First Union National Bank of Charlotte, North Carolina.

     As of March 16, 2000 we had 7,808,589 shares of Common Stock outstanding, held by approximately 380 stockholders of record. This latter number was derived from our shareholder records, and does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

     The range of high and low sale prices, as reported by the Nasdaq Stock Market until December 1998 and by the New York Stock Exchange through December 31, 1999, for our Common Stock for the periods indicated below, is as follows:

                                           High               Low
                                           ----               ---
    1998
             First Quarter                31 15/16           28
             Second Quarter               32   3/4           29 1/4
             Third Quarter                32                 23 1/8
             Fourth Quarter               29   1/8           18 5/8

    1999
             First Quarter                27  1/8            24 1/8
             Second Quarter               29  5/8            25 1/8
             Third Quarter                27  5/8            23 5/8
             Fourth Quarter               20  7/8            15 3/4

     We have never paid any cash dividends on our Common Stock and do not intend to do so in the foreseeable future. It is our present intention to retain any future earnings to support the continued growth of our business. Any future payment of dividends is subject to the discretion of our Board of Directors and is dependent, in part, on any dividends we may receive as the sole shareholder of Penn Treaty Network, American Network, American Independent Network, the Agency and United Insurance Group. The payment of dividends by Penn Treaty Network, American Network and American Independent Network, respectively, is in turn dependent on a number of factors, including their respective earnings and financial condition, business needs and capital and surplus requirements, and is also subject to certain regulatory restrictions and the effect that such payment would have on their ratings by A.M. Best Company and Standard & Poor's.

Item 6.  Selected Financial Data

     The following selected consolidated statement of operations data and balance sheet data as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999, have been derived from our Consolidated GAAP Financial Statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants.

                                                      Year Ended December 31,
                                   --------------------------------------------------------------
                                        1995        1996        1997        1998        1999
                                        ----        ----        ----        ----        ----
                                          (in thousands, except per share data and ratios)
 Statement of Operations Data:
 -----------------------------
 Revenues:
 Accident and health:
    First year premiums               $ 36,770    $ 46,346    $ 55,348    $ 82,686    $ 97,677
    Renewal premiums                    62,402      80,311     108,794     137,459     191,522
 Life:
    First year premiums                  1,701       1,457       1,056         837         596
    Renewal premiums                     1,494       2,077       2,482       2,710       2,721
                                      --------    --------    --------    --------    --------
 Total premiums                        102,367     130,191     167,680     223,692     292,516
 Investment income, net                  8,103      10,982      17,009      20,376      22,619
 Net realized gains (losses)                46          20       1,417       9,209       5,393
 Other income                              347         342         417         885       6,297
                                      --------    --------    --------    --------    --------
    Total revenues                     110,863     141,535     186,523     254,162     326,825

 Benefits and expenses:
 Benefits to policyholders              64,879      83,993     123,865     154,300     200,328
 First year commissions                 26,223      30,772      37,834      58,174      66,801
 Renewal commissions                    10,128      12,533      17,406      22,099      29,951
 Net acquisition costs deferred (1)    (15,303)    (19,043)    (28,294)    (46,915)    (51,134)
 General and administrative expenses    12,171      15,648      20,614      26,069      43,535
 Interest expense                          327         625       4,804       4,809       5,187
                                      --------    --------    --------    --------    --------
    Total benefits and expenses         98,425     124,528     176,229     218,536     294,668
                                      --------    --------    --------    --------    --------

 Income before federal income taxes     12,438      17,007      10,294      35,626      32,157
 Provision for federal income taxes      3,609       4,847       2,695      11,578      10,837
                                      --------    --------    --------    --------    --------

 Net income                           $  8,829    $ 12,160    $  7,599    $ 24,048    $ 21,320
                                      ========    ========    ========    ========    ========

 Basic earnings per share             $   1.53    $   1.70    $   1.01    $   3.17    $   2.83
                                      ========    ========    ========    ========    ========
 Diluted earnings per share           $   1.51    $   1.66    $   0.98    $   2.64    $   2.40
                                      ========    ========    ========    ========    ========
 Weighted average shares outstanding     5,772       7,165       7,540       7,577       7,533
 Diluted shares outstanding              5,842       7,528       7,758      10,402      10,293

 GAAP Ratios:
 Loss ratio                              63.4%       64.5%       73.9%       69.0%       68.5%
 Expense ratio                           32.8%       31.1%       31.2%       28.7%       32.3%
                                      --------    --------    --------    --------    --------
 Total                                   96.2%       95.6%      105.1%       97.7%      100.8%
                                      ========    ========    ========    ========    ========

 Selected Statutory Data:
 ------------------------
 Net premiums written                 $102,145     $133,950    $167,403     $143,806    $208,655
 Statutory surplus (beginning of
   period)                            $ 21,067     $ 38,148    $ 81,795     $ 67,249    $ 76,022
 Ratio of net premiums written to
   statutory surplus                      4.8x         3.5x        2.0x         2.1x        2.7x
 Balance Sheet Data:
 -------------------
 Total investments                    $144,928     $212,662    $301,787     $338,889    $373,001
 Total assets                          237,744      386,768     465,772      580,552     697,639
 Total debt                              2,206       77,115      76,752       76,550      82,861
 Total liabilities                     140,637      267,861     333,016      422,882     538,954
 Shareholders' equity                   97,107      118,907     132,756      157,670     158,685
 Book value per share                  $ 13.93      $ 15.83     $ 17.53      $ 20.79     $ 21.81


(1) For a discussion of policy acquisition costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Quarterly Data

     Our unaudited quarterly data for each quarter of 1998 and 1999 have been derived from unaudited financial statements and include all adjustments, consisting only of normal recurring accruals, which we consider necessary for a fair presentation for the results of operations for these periods. Such quarterly operating results are not necessarily indicative of our future results of operations.

     The following table presents unaudited quarterly data for each quarter of 1998 and 1999.

                                                      1998
                                  -------------------------------------------
                                    First     Second      Third     Fourth
                                   Quarter    Quarter    Quarter    Quarter
                                   -------    -------    -------    -------
                                (in thousands, except per share data and ratios)

Accident and health premiums         $50,912    $53,749   $57,575    $57,909
Life premiums                            867        854       830        996
     Total premiums                   51,779     54,603    58,405     58,905
Investment income, net                 4,626      4,950     5,432      5,368
Net realized capital gains and
     losses and other income           6,791        165       607      2,531
     Total revenues                   63,196     59,718    64,444     66,804
Benefits to policyholders             34,282     38,093    40,535     41,390
Commissions & expenses                23,320     25,786    27,420     29,816
Net acquisition costs deferred        (8,275)   (12,034)  (12,141)   (14,465)
     Net income                       $8,371     $4,491    $5,058     $6,128
     Net income per share (basic)      $1.11      $0.59     $0.67      $0.79

GAAP loss ratio                        66.2%      69.8%     69.4%      70.3%
GAAP expense ratio                     31.4%      27.4%     28.2%      28.1%
                                       -----      -----     -----      -----
     Total                             97.6%      97.1%     97.6%      98.4%

                                                     1999
                                  -------------------------------------------
                                    First     Second      Third     Fourth
                                   Quarter    Quarter    Quarter    Quarter
                                   -------    -------    -------    -------
                                (in thousands, except per share data and ratios)

Accident and health premiums         $66,166    $71,212   $71,311    $80,510
Life premiums                            893        930       854        640
     Total premiums                   67,059     72,142    72,165     81,150
Investment income, net                 5,183      5,571     5,967      5,898
Net realized capital gains and
     losses and other income           2,056      4,884     1,833      2,917
     Total revenues                   74,298     82,597    79,965     89,965
Benefits to policyholders             45,404     49,305    49,623     55,996
Commissions & expenses                31,450     36,476    33,743     38,617
Net acquisition costs deferred       (11,070)   (12,388)  (12,201)   (15,475)
     Net income                       $4,904     $5,240    $5,015     $6,161
     Net income per share (basic)      $0.65      $0.69     $0.66      $0.83

GAAP loss ratio                        67.7%      68.3%     68.8%      69.0%
GAAP expense ratio                     32.2%      35.3%     31.7%      30.1%
                                      ------     ------    ------     ------
     Total                             99.9%     103.7%    100.5%      99.1%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the components of our condensed statements of operations for the years ended December 31, 1997, 1998 and 1999, expressed as a percentage of total revenues.

                                        Year Ended December 31,
                                        -----------------------
                                           1997    1998    1999
                                           ----    ----    ----
 Statement of Operations Data:
 Revenues:
 Accident and health:
    First year premiums                    29.7%   32.5%   29.9%
    Renewal premiums                       58.3%   54.1%   58.6%
 Life:
    First year premiums                     0.6%    0.3%    0.2%
    Renewal premiums                        1.3%    1.1%    0.8%
                                           -----   -----   -----
 Total premiums                            89.9%   88.0%   89.5%

 Investment income, net                     9.1%    8.1%    6.9%
 Net realized gains (losses)                0.8%    3.6%    1.7%
 Other income                               0.2%    0.3%    1.9%
                                          ------  ------  ------
    Total revenues                        100.0%  100.0%  100.0%

 Benefits and expenses:
 Benefits to policyholders                 66.4%   60.7%   61.3%
 First year commissions                    20.3%   22.9%   20.4%
 Renewal commissions                        9.3%    8.7%    9.2%
 Net policy acquisition costs deferred    -15.2%  -18.5%  -15.6%
 General and administrative expense        11.1%   10.3%   13.3%
 Interest expense                           2.6%    1.9%    1.6%
                                           -----   -----   -----
    Total benefits and expenses            94.5%   86.0%   90.2%
                                           -----   -----   -----

 Income before federal income taxes         5.5%   14.0%    9.8%
 Provision for federal income taxes         1.4%    4.5%    3.3%
                                            ----    ----    ----

 Net income                                 4.1%    9.5%    6.5%
                                            ====    ====    ====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We develop and market insurance products primarily designed for the care of individuals age 65 and over. Our principal products are individual fixed, defined benefit accident and health insurance policies that consist of nursing home care, home health care, Medicare supplement and long-term disability insurance. Our underwriting practices rely upon the base of experience, which we have developed over 28 years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, we have encouraged the purchase of both nursing home care and home health care coverage, and have introduced new life insurance products as well, thus providing policyholders with enhanced protection while broadening our policy base. In late 1996, we introduced our Personal Freedom Plan and Assisted Living Plan. Both plans are designed to provide comprehensive nursing home and home health care coverage. During 1998, we developed our Secured Risk Nursing Facility and Post Acute Recovery Plans, which provide limited benefits to higher risk applicants. Long-term nursing home care and home health care policies accounted for approximately 95% of our total annualized premiums in-force as of December 31, 1999 and approximately 85% of our consolidated revenues for 1999.

     Our insurance subsidiaries are subject to the insurance laws and regulations of each state in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported losses, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards.

     Our results of operations are affected significantly by the following factors:

Level of  required  reserves  for  policies  in-force.  The  amount of  reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. Claim reserves reflect actual experience through the most recent time period and policy reserves reflect expectations of claims related to a block of business over its entire life. We compare actual experience with estimates and adjust our reserves on the basis of such comparisons. Revisions to reserves are reflected in our current results of operations through benefits to policyholder's expense.

     We also maintain reserves for policies that are not currently in claim based upon actuarial expectations that a policy may go on claim in the future. These reserves are calculated based on factors that include estimates for mortality, morbidity, interest rates and persistency. Factor components generally include assumptions that are consistent with both our experience and industry practices.


Policy premium levels. We attempt to set premium levels to ensure profitability, subject to the constraints of competitive market conditions and state regulatory approvals. Premium levels are reviewed on new product filings, as well as for rate increases as claims experience warrants.

Deferred acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses directly related to the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred acquisition costs is determined using the same projected actuarial assumptions used in computing policy reserves. Deferred acquisition costs can be affected by unanticipated termination of policies because, upon such unanticipated termination, we are required to expense fully the deferred acquisition costs associated with the terminated policy.

The number of years a policy has been in effect. Claims costs tend to be higher on policies that have been in-force for a longer period of time. As the policy ages, it is more likely that the insured will need services covered by the policy. However, the longer the policy is in effect, the more premium we will receive.

Investment income. Our investment portfolio consists primarily of high-grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the longevity of our investment portfolio duration (approximately 5.0 years), investment interest income does not immediately reflect changes in market interest rates. However, we are susceptible to changes in market rates when cash flows from maturing investments are reinvested at prevailing market rates. As of December 31, 1999, approximately 5.1% of our invested assets were committed to high quality large capitalization common stocks and preferred stocks of smaller corporations.

Lapsation and persistency. Factors that affect our results of operations are lapsation and persistency, both of which relate to the renewal of insurance policies, and first year compared to renewal premiums. Lapsation is the termination of a policy by nonrenewal and, pursuant to our policy, is automatic if and when premiums become more than 31 days overdue; however, policies may be reinstated, if approved, within six months after the policy lapses. Persistency represents the percentage of premiums renewed, which we calculate by dividing the total annual premiums at the end of each year (less first year business for that year) by the total annual premiums in-force for the prior year. For purposes of this calculation, a decrease in total annual premiums in-force at the end of any year would be a result of non-renewal of policies, including those policies that have terminated by reason of death, lapse due to nonpayment of premiums, and/or conversion to other policies offered by us. First year premiums are premiums covering the first twelve months a policy is in-force. Renewal premiums are premiums covering all subsequent periods.

     Policies renew or lapse for a variety of reasons, due both to internal and external causes. We believe that our efforts to address any policyholder concerns or questions in an expedient fashion help to ensure ongoing policy renewal. We also believe that we enjoy a favorable policyholder reputation for providing desirable policy benefits, minimal premium rate increases and efficient claims processing. We work closely with our licensed agents, who play an integral role in policy conservation and policyholder communication.

     External factors also contribute to policy renewal or lapsation. Economic cycles can influence a policyholder's ability to continue the payment of insurance premiums when due. New government/ legislative initiatives have raised public awareness of the escalating costs of long-term care, which we believe boosts new sales and promotes renewal payments. Recent initiatives also include tax relief for certain long-term care insurance coverage, which promotes new and renewal payments.

     Lapsation and persistency can positively and adversely impact future earnings. Improved persistency generally results in higher renewal premium and reduced amortization of deferred acquisition costs than anticipated. However, higher persistency may lead to increased claims in future periods. Additionally, increased lapsation can result in reduced premium collection, accelerated deferred acquisition cost amortization and anti-selection of higher-risk, remaining policyholders.

Twelve Months Ended December 31, 1999 and 1998
(amounts in thousands, except per share data)

Premiums. Total premium revenue earned in the twelve month period ended December 31, 1999, including long-term care, disability, life and Medicare supplement, increased 30.8% to $292,516, compared to $223,692 in the same period in 1998. During 1999, we entered a reinsurance and administration transaction with an unaffiliated insurer (the "Reinsurance Transaction"). Under the terms of the Reinsurance Transaction, we assumed $2,251 of first year and renewal long term care insurance in-force under a 100% quota share agreement.

     Excluding the impact of the Reinsurance Transaction, first year long-term care premiums earned in 1999 increased 17.3% to $93,957, compared to $80,126 in 1998. We attribute our growth to continued improvements in product offerings, which competitively meet the needs of the long-term care marketplace, and expansion into new states, such as New Jersey, Connecticut and New York. In addition, we have continued to actively recruit and train agents to sell our products.

     When actuarially warranted, we have been generally successful in obtaining premium rate increases.

     Excluding the impact of the Reinsurance Transaction, renewal premiums earned in 1999 increased 38.6% to $194,243, compared to $140,170 in 1998. Renewal long-term care premiums earned in 1999 increased 41.1% to $181,010, compared to $128,259 in 1998. This increase reflects renewals of a larger base of in-force policies. We also attribute this renewal growth to an increase in persistency from 85.5% in 1998 to 86.7% in 1999 (renewals as a percentage of total prior year business).

Net Investment Income. Net investment income earned for 1999 increased 11.0% to $22,619, from $20,376 for 1998. Management attributes this growth to more invested assets as a result of higher established reserves. Investment income is reduced, however, by our use of invested cash for the acquisition of United Insurance Group on January 1, 1999. Our average yield on invested balances was 5.8% in 1999, compared to 6.1% in 1998.

Net Realized Capital Gains. During 1999, we recognized capital gains of $5,393, compared to gains of $9,209 in 1998. During 1999, we recorded gains of approximately $2,800 from the sale of a portion of our equities securities portfolio. These gains were recognized as a result of our desire to offset the net income impact of our recorded expense attributable to the impairment of fixed assets. In February 1998, we recognized approximately $6,400 of capital gains from the sale of substantially all of our equities securities portfolio. Following both the 1998 and 1999 substantive sales, we replenished our equities securities portfolio in subsequent market purchases. The remainder of the gains in both periods was recorded as a result of our normal investment management operations.

Other Income. We recorded $6,297 in other income during 1999, up from $885 in 1998. The increase is attributable to the inclusion of commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers.

Benefits to Policyholders. Total benefits to policyholders in 1999 increased 29.8% to $200,328, compared to $154,300 in 1998. Our loss ratio, or policyholder benefits to premiums, was 68.5% in 1999, compared to 69.0% in 1998.

     Under the Reinsurance Transaction, we established policy and claim reserves
of  $2,840,   for  which  we  received  cash  from  the  reinsured   party.  The
establishment of the reserves is included in 1999 as benefits to policyholders.

     Policyholder benefits include additions to reserves and claims payments for policyholders' incurring claims in the current and prior years. In 1999, we paid $25,145 related to current year incurrals and $69,887 related to claims incurred in 1998 and prior years. In 1998, we paid $22,744 for current year claims and $52,402 related to prior year incurrals. Paid claims as a percentage of premiums were 32.5% in 1999, compared to 33.6% in 1998. We anticipate that as policies age, and new premium as a percentage of total premium decreases, this paid ratio will increase.

     In the year in which a claim is first incurred, we establish reserves that are actuarially determined to be the present value of all future payments required for that claim. We assume that our current reserve amount and interest income earned on invested reserves will be sufficient to make all future payments. We measure the validity of our prior year assumptions by reviewing the development of reserves for the prior period (i.e., incurred from prior years). This amount, $10,064 and $9,016 in 1999 and 1998, respectively, includes imputed interest from prior year-end reserve balances of $5,085 and $3,913, respectively, plus adjustments to reflect actual versus estimated claims experience. These adjustments, particularly as a percentage of the prior year-end reserve balance, yield a relative measure of deviation in actual performance to our initial assumptions. In 1999, we added approximately $4,100 or 3.9% of prior year-end reserves to our claim reserves for 1998 and prior claim incurrals. In 1998, we added approximately $5,100 or 6.4% of prior year-end reserves to our claim reserves for 1997 and prior claim incurrals.

     While we do not believe that either 1999 or 1998 additions represent material deviation from our estimates, we note that claims development has exceeded our expectations in both periods. Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. We have been generally successful in the past in obtaining state insurance department approvals for these increases when deemed to be actuarially sound.

Commissions. Commissions to agents increased 20.5% to $96,752 in 1999, compared to $80,273 in 1998.

     Commissions in 1999 include a one time ceding allowance of $1,925, which we paid to an unaffiliated third party under the Reinsurance Transaction.

     Excluding the impact of the Reinsurance Transaction and from the inclusion of United Insurance Group, which serves to reduce commissions by $2,474 from policies that we underwrite, first year commissions on accident and health business in 1999 increased 15.8% to $65,538, compared to $56,594 in 1998, corresponding to the increase in first year accident and health premiums and to the issuance of younger age policies, which typically pay a higher first year commission rate. The ratio of first year accident and health commissions to first year accident and health premiums was 69.4% in 1999 and 69.2% in 1998.

     Renewal commissions on accident and health business in 1999 increased 40.1% to $29,736, compared to $21,226 in 1998, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 16.0% in 1999 and 16.1% in 1998.

Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in 1999 increased 9.0% to $51,134, compared to $46,915 in 1998.

     Deferred costs are typically all costs that are directly related to, and vary with, with the acquisition of new premiums. These costs include the variable portion of commissions, which are defined as the first year commission rate less renewal commission rates, and variable general and administrative expenses related to policy underwriting. Deferred costs are amortized over the life of the policy based upon actuarial assumptions, including persistency of policies in-force. In the event a policy lapses prematurely due to death or termination of coverage, the remaining unamortized portion of the deferred amount is immediately recognized as expense in the current period.

     During 1999, we recognized $17,722 in expense due to the amortization of prior and current deferred policy acquisition costs. We amortized $16,277 in 1998.

General and Administrative Expenses. General and administrative expenses in 1999 increased 56.3% to $40,736, compared to $26,069 in 1998. 1999 general and administrative expenses include United Insurance Group expense of $7,748, including $680 of goodwill amortization. While the remaining 1999 expense has grown over 1998 with overall premium growth, management believes that current cost savings initiatives, such as remote office consolidation and outsourcing of certain administrative functions, will reduce this growth in the future.

Loss Due to Impairment of Property and Equipment. During the second quarter 1999, we determined to discontinue our planned implementation of our LifePro computer system. At that time, we had capitalized $2,799 of expenditures related to this project, including licensing costs and fees paid to outside parties for system development and implementation. As the system was not yet placed in service, none of these costs had previously been depreciated on our Consolidated Statements of Income and Comprehensive Income. Upon determining not to utilize these fixed assets, their value became fully impaired and we recognized the entire amount as current period expense.

Provision for Federal Income Taxes. Our provision for federal income taxes for 1999 decreased 6.4% to $10,837, compared to $11,578 for 1998. The effective tax rates of 33.7% and 32.5% in 1999 and 1998, respectively, are below the normal federal corporate rate as a result of credits from the small life insurance company deduction, as well as our investments in tax-exempt bonds and from dividends received that are partially exempt from taxation, which are partially offset by non-deductible goodwill amortization.

Comprehensive Income. During 1999, our investment portfolio generated pre-tax, unrealized losses of $18,009 due to increased market interest rates, compared to 1998 period unrealized gains of $10,032. After accounting for deferred taxes from these gains, shareholders' equity increased by $5,875 from comprehensive income during 1999, compared to comprehensive income of $24,591 in 1998.


Twelve Months Ended December 31, 1998 and 1997 (amounts in thousands, except per share data)

Premiums. Total premium revenue earned in the twelve month period ended December 31, 1998, including long-term care disability, life and Medicare supplement increased 33.4% to $23,692, compared to $167,680 in the same period in 1997. First year long-term care premiums in 1998 increased 51.9% to $80,126, compared to $52,747 in 1997. We attribute our growth to continued improvements in product offerings that competitively meet the needs of the long-term care marketplace. In addition, we actively recruit and train agents to sell our products.

     Renewal long-term care premiums in 1998 increased 27.4% to $128,258, compared to $100,674 in 1997. This increase reflects higher persistency and growth of in-force premiums. Persistency in 1998 was 85.5%, compared to 83.1% in 1997.

         In addition, American Network, which we acquired on August 30, 1996, generated disability premiums of $6,715 during 1998, down from $6,822 recognized in 1997.

Net Investment Income. Net investment income for 1998 increased 19.8% to $20,376 from $17,009 for 1997, which is a result of higher invested assets achieved through cash receipts from premiums, with corresponding reserve increases. During 1998, we sold our entire equity securities portfolio, or approximately $21,000 of invested assets. From this sale, we recognized an approximate $6,400 capital gain. We subsequently reestablished our equities portfolio in future periods. Also, we liquidated our tax-exempt bond holdings in order to recognize higher tax equivalent yields. This sale generated an approximate $1,500 gain. We recognized $1,417 of capital gains in 1997. Our average yield on invested assets and cash balances was 6.1% in 1998, compared to 6.0% in 1997.

Benefits to Policyholders. Benefits to policyholders in 1998 increased 24.6% to $154,300, compared to $123,865 in 1997. Accident and health benefits to policyholders in 1998 increased 24.4% to $151,247, compared to $121,608 in 1997. The 1998 loss ratio for accident and health business was 68.7%, compared to 74.1% in 1997. In 1997 we added approximately $12,000 to our reservs as a result of our reassessment of assumptions utilized in the actuarial determination of reserves for current reserves. This resulted in a higher loss ratio for 1997. The remaining growth in benefits is attributable to new premium growth. Management expects the loss ratio to increase with time due to the impact of a maturing portfolio. Also, due to our policy of discounting reserves, reserve releases will typically be less than actual claims payments. Management believes that interest earnings from invested assets will be sufficient to offset the difference between claims payments and reserve releases.

Commissions. Commissions to agents increased 45.3% to $80,273 in 1998 compared to $55,240 in 1997. Commissions expense includes American Network commissions on long-term disability policies, which generated $1,084 of expenses in 1998.

     First year commissions on total accident and health business in 1998 increased 56.2% to $56,594, compared to $36,240 in 1997, corresponding to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 69.2% in 1998 and 66.9% in 1997. The commission ratio increased in 1998 as a result of the increased sale of policies to younger individuals. We pay higher first year commissions on younger policies due to our expectation that these policies will generate revenues for more years than at older issue ages. First year commissions on life business in 1998 decreased 17.4% to $726, compared to $879 in 1997, directly reflecting our reduction in first year life premiums. The ratio of first year life commissions to first year life premiums was 86.8% in 1998 compared to 83.2% in 1997 due to an increase in single premium policies sold.

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

Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in 1998 increased 65.8% to $46,915, compared to $28,294 in 1997, primarily due to higher commission rates paid for first year premiums as a result of the sale of younger age policies, which pay a higher commission percentage in the first year. This deferral is net of amortization, which decreases or increases as our actual persistency is higher or lower than the persistency assumed for reserving purposes. The deferral of policy acquisition costs has remained consistent with the growth of premiums, and the growth in amortization of policy acquisition costs has been modified by improved persistency.

General and Administrative Expenses. General and administrative expenses in 1998 increased 26.5% to $26,069, compared to $20,614 in 1997. General and administrative expenses, excluding goodwill and convertible debt cost amortization, as a percentage of premiums were 11.3% in 1998, compared to 11.9% in 1997.

Net Income. Net income of $24,048 for 1998 was $16,449 or 216.5% above 1997 income of $7,599. Net income includes income tax provisions of $11,578 and $2,695 for the 1998 and 1997 periods, respectively. Income before federal income taxes increased in 1998 by $25,332 or 246.1% to $35,626. This increase was primarily attributable to premium growth and capital gains realized from bond and equity sales. We made a 1998 provision for federal income taxes of $11,578, reflecting an effective rate of 32.5%, as compared to an effective 1997 tax rate of 26.2%.

Comprehensive Income. During 1998, our investment portfolio generated increases in unrealized gains of $10,032, compared to 1997 gains of $9,867. After accounting for deferred taxes from these gains, shareholders' equity increased by $24,591 from comprehensive income during 1998, compared to $13,176 in 1997, or an increase of $11,415 or 86.6%.

New Accounting Principles

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are currently evaluating the impact of SFAS No. 133 as relates to the imbedded option value of our investments in convertible bonds.

     Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) was issued by the American Institute of Certified Public Accountants in March 1998 and provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement is effective for 1999 financial statements. The adoption of SOP 98-1 has not had a material impact on our financial condition or results of operations.

Year 2000
(amounts in thousands)

     As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to accurately process certain data before, during or after the year 2000. As a result, business and governmental entities may be at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in our supply, billing, processing, sales or financial chains.

     We implemented a Y2K readiness program with the objective of having all of our significant operations functioning properly with respect to Y2K before January 1, 2000. We believe that our preparation for Y2K was successful, and have subsequently identified no material problems as a result.

     Since January 1999, we have been operating our system using Y2K dates and have not experienced any difficulties or problems. Any policy written with an annual collection of premium has been successfully processed since January 1999, with no interruption of services. No material issues have been experienced since January 1, 2000.

     We have not experienced any material impact from external suppliers as a result of the Y2K issue.

     We have spent approximately $400 to date related to modifying existing systems to become Y2K compliant, and estimate that this amount represented approximately 15% of our total information technology budget in 1999. We expect the impact of Y2K to have no material impact upon our financial condition and results of operations.

Liquidity and Capital Resources
(amounts in thousands)

     Our consolidated liquidity requirements have historically been created and met from the operations of our insurance subsidiaries. Our primary sources of cash are premiums, investment income and maturities of investments. We have provided, and may continue to provide, cash through public offerings of our common stock, capital markets activities or debt instruments. The primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

     Statutory requirements allow insurers to pay dividends only from statutory earnings as approved by the state insurance commissioner. Statutory earnings are generally lower than publicly-reported earnings due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. We have not and do not intend to pay shareholder dividends in the near future due to these requirements, choosing to retain statutory surplus to support continued premium growth. See "Dividend Policy" and "Business-Government Regulation." In 1998, American Network paid us a dividend of $397 and paid us $250 in 1999, which were used for general corporate purposes.

     In 1999, our cash flows were attributable to cash provided by operations, cash used in investing and cash used in financing. Our cash decreased $21,055 in 1999 primarily due to the purchase of $192,990 in bonds and equity securities, $4,999 used for the purchase of our Common Stock, which is held as Treasury Stock, as well as cash of $9,194 used to purchase United Insurance Group. Cash was provided primarily from the maturity and sale of $140,892 in bonds and equity securities. These sources of funds were supplemented with $50,533 from operations. The major provider of cash from operations was premium revenue used to fund reserve additions of $104,610.

     Our cash increased $27,161 in 1998 primarily due to the sale of $95,860 in bonds and equity securities and the maturity of $31,640 of bonds. These sources of funds coupled with $52,126 from operations more than offset $154,544 used to acquire bonds and equity securities. The major provider of cash from operations was premium revenue used to fund reserve increases of $78,915.

     Our cash decreased by $40,373 in 1997 primarily due to the purchase of $134,199 in bonds, which more than offset cash provided by operations and $44,080 in proceeds from the sale of bonds. The major provider of cash from operations was additions to reserves of $59,038 in 1997.

     We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. At December 31, 1999, the average maturity of our bond portfolio was 6.9 years, and our market value represented 96.7% of our cost, with a current unrealized loss of $12,013. Our equity portfolio exceeded cost by $1,310 at December 31, 1999. Our equity portfolio exceeded cost by $2,244 in 1998 and $5,042 in 1997. On December 31, 1998, the average maturity of our bond portfolio was 6.3 years, and its market value exceeded its cost by approximately $10,455.

     During 1998, we evaluated and changed our investment policy to allow for the acquisition of debt and equity securities rated "B" or better by bond rating agencies. Included in our investment strategy was the decision to purchase convertible or preferred securities. We hired an investment management firm that specializes in convertible securities to manage this portfolio. The management firm is also a principle shareholder of our common stock.

     As of December 31, 1999, shareholders' equity was decreased by $7,064 due to unrealized losses of $10,703 in the investment portfolio. As of December 31, 1998, shareholders' equity was increased by $8,381 due to unrealized gains of $12,699 in the investment portfolio. As of December 31, 1997, shareholders' equity was increased by $7,838 due to unrealized gains of $11,875 in the investment portfolio.

     Our debt currently consists primarily of a mortgage note in the approximate amount of $1,700 and $74,750 in convertible subordinated debt. The convertible debt, issued in November 1996, is convertible into common stock at $28.44 per share until November 2003. The debt carries a fixed interest coupon of 6.25%, payable semi-annually. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in December 2003. Although the note carries a variable interest rate, we have entered into an amortizing swap agreement with the same bank, with a notional amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest of 6.85%.

     In March 1998, we contributed approximately $6,000 of the proceeds from the proceeds of the convertible subordinated debt to American Independent Network to initially capitalize this subsidiary. In December 1999, we contributed $1,000 to initially capitalize Penn Treaty (Bermuda). Penn Treaty (Bermuda) concurrently lent us $750 in exchange for a note receivable. The note is expected to pay interest at a rate of six percent, with principal repaid upon demand.

     On December 31, 1997, Penn Treaty Life dividended us its common stock ownership of Penn Treaty Network. At that time, Penn Treaty Network assumed substantially all of the assets, liabilities and premium in-force of Penn Treaty Life through a purchase and assumption reinsurance agreement. On December 30, 1998, we sold our common stock interest in Penn Treaty Life to an unaffiliated insurer. All remaining policies in-force were assumed by Penn Treaty Network through a 100% quota share agreement.

     On November 26, 1998, we entered a purchase agreement to acquire all of the common stock of United Insurance Group, a Michigan based consortium of long-term care insurance agencies. The acquisition was effective January 1, 1999, for the amount of $18,192. As part of the purchase, we issued a note payable for $8,078, which was in the form of a three-year zero-coupon installment note. The installment note, after discounting for imputed interest, was recorded as a note payable of $7,167, with a current outstanding balance of $6,372 at December 31, 1999. The remainder of the purchase was for cash. United Insurance Group paid us a dividend of $750 in 1999.

     Our company consists of the Insurers and a non-insurer parent company, Penn Treaty American Corporation (the "Parent"). The Parent directly controls 100% of the voting stock of the Insurers. In the event the Parent is unable to meet its financial obligations, becomes insolvent, or discontinues operations, the Insurers' financial condition and results of operations could be materially affected.

     The Parent currently has the obligation of making semi-annual interest payments attributable to its convertible debt. In that the dividend ability of the subsidiaries is restricted, the Parent must rely on its own liquidity and cash flows to make all required interest installments. Management believes that the Parent holds sufficient liquid funds from its current investments, dividend capabilities of United Insurance Group and from its line of credit to meet its obligations for the foreseeable future.

     We believe that our insurance subsidiaries' capital and surplus presently meet or exceed the requirements in all jurisdictions in which they are licensed. Our continued growth is dependent upon our ability to (1) continue marketing efforts to expand our historical markets, (2) continue to expand our network of agents and effectively market our products in states where our insurance subsidiaries are currently licensed and (3) fund such marketing and expansion while at the same time maintaining minimum statutory levels of capital and surplus required to support such growth. Management believes that the funds necessary to accomplish the foregoing, including funds required to maintain adequate levels of statutory surplus in our insurance subsidiaries, can be met through 2000 by funds generated from non-insurance subsidiary dividends, current and future financial reinsurance transactions, off-shore reinsurance through Penn Treaty (Bermuda) and the availability of our line of credit facility. We expect future capital market activities will be necessary to support our ongoing growth, but continue to seek alternative measures. If alternative measures to support our growth are unsuccessful, we believe that additional capital would be required as early as 2001.

     In the event (1) we fail to maintain minimum loss ratios calculated in accordance with statutory guidelines, (2) we fail to meet other requirements mandated and enforced by regulatory authorities, (3) we have adverse claims experience in the future, (4) we are unable to obtain additional financing to support future growth or (5) the economy continues to affect the buying powers of senior citizens, our results of operations, liquidity and capital resources could be adversely affected.

         Certain information presented in this filing constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others, the adequacy of our loss reserves and our ability to meet statutory surplus requirements (especially in light of our recent growth), our ability to comply with government regulations, the ability of senior citizens to purchase our products given the increasing costs of health care, the modality of premium revenue and our ability to expand our network of productive independent agents. For additional information, please refer to our reports filed with the Securities and Exchange Commission.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Refer to Business - Investments


Item 8.  Financial Statements

         Refer to Consolidated Financial Statements and notes thereto attached to this report

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable


                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant

         Incorporated by reference from our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

Item 11. Executive Compensation

         Incorporated by reference from  our Definitive  Proxy Statement for the
         2000 Annual Meeting of  Shareholders.   See Exhibits 10.1,  10.2, 10.3,
         10.34, 10.35 and 10.36.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference from our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

Item 13. Certain Relationship and Related Transactions

         Incorporated by reference from our Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                     PART IV
                                     -------

Item 14. Exhibits,  Financial Statements,  Schedule and Reports

     (a)  The following documents are filed as a part of this report.

          (1)  Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       Pages
                                                                       -----

Report of Independent Accountants                                       F-2


Financial Statements:
    Consolidated Balance Sheets as of December 31,
           1999 and 1998                                                F-3

    Consolidated Statements of Income and Comprehensive Income
           for the years ended December 31, 1999, 1998 and 1997         F-4

    Consolidated Statements of Shareholders'
           Equity for the years ended December 31, 1999,
           1998 and 1997                                                F-5

    Consolidated Statements of Cash Flows for the
           years ended December 31, 1999, 1998 and 1997                 F-6

    Notes to Consolidated Financial Statements                        F-7-29




                             Financial Pages (F) 1

                        Report of Independent Accountants



To the Board of Directors and Shareholders of Penn Treaty American Corporation Allentown, Pennsylvania

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Penn Treaty American Corporation and Subsidiaries (the "Company") at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
------------------------------
    PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
March 17, 2000


                             Financial Pages (F) 2

                          PENN TREATY AMERICAN CORPORATION
                                 AND SUBSIDIARIES
                            Consolidated Balance Sheets
                           as of December 31, 1999 and 1998
                                      ($000)

                               ASSETS                                   1999          1998
                                                                        ----          ----
Investments:
  Bonds, available for sale at market (cost of $365,701
     and $310,993, respectively)                                     $ 353,688     $ 321,448
  Equity securities at market (cost of $17,853
     and $15,090, respectively)                                         19,163        17,334
  Policy loans                                                             150           107
                                                                     ---------     ---------
Total investments                                                      373,001       338,889
Cash and cash equivalents                                               17,347        38,402
Property and equipment, at cost, less accumulated
  depreciation of $3,882 and $2,906, respectively                       10,614         9,635
Unamortized deferred policy acquisition costs                          208,519       157,385
Receivables from agents, less allowance for
  uncollectable amounts of $199 and $166, respectively                   2,713         1,804
Accrued investment income                                                5,918         4,889
Federal income tax recoverable                                           1,616         1,741
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $2,021 and $1,029, respectively           22,357         6,349
Present value of future profits acquired                                 2,767         3,181
Receivable from reinsurers                                              15,070        12,288
Other assets                                                            37,717         5,989
                                                                     ---------     ---------
    Total assets                                                     $ 697,639     $ 580,552
                                                                     =========     =========
                            LIABILITIES
Policy reserves:
  Accident and health                                                $ 260,046     $ 190,036
  Life                                                                  12,167         9,434
Policy and contract claims                                             137,534       105,667
Accounts payable and other liabilities                                  12,887         8,639
Long-term debt                                                          82,861        76,550
Deferred income tax liability                                           33,459        32,556
                                                                     ---------     ---------
    Total liabilities                                                  538,954       422,882
                                                                     ---------     ---------
Commitments and contingencies (Note 11)

                        SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized,
  none outstanding                                                         -             -
Common stock, par value $.10; 25,000 shares authorized,
  8,191 and 8,189 shares issued, respectively                              819           819
Additional paid-in capital                                              53,655        53,516
Accumulated other comprehensive income                                  (7,064)        8,381
Retained earnings                                                      117,980        96,660
                                                                     ---------     ---------
                                                                       165,390       159,376
Less 915 and 606, respectively common shares held
  in treasury, at cost                                                  (6,705)       (1,706)
                                                                     ---------     ---------
                                                                       158,685       157,670
                                                                     ---------     ---------
    Total liabilities and shareholders' equity                       $ 697,639     $ 580,552
                                                                     =========     =========

            See accompanying notes to consolidated financial statements.



                             Financial Pages (F) 3

                            PENN TREATY AMERICAN CORPORATION
                                     AND SUBSIDIARIES
               Consolidated Statements of Income and Comprehensive Income
                  for the years ended December 31, 1999, 1998, and 1997
                                         ($000)


                                                                        1999          1998          1997
                                                                        ----          ----          ----
 Revenue:
   Accident and health premiums                                      $ 289,199     $ 220,145     $ 164,142
   Life premiums                                                         3,317         3,547         3,538
                                                                     ---------     ---------     ---------
                                                                       292,516       223,692        167,68
   Net investment income                                                22,619        20,376        17,009
   Net realized capital gains                                            5,393         9,209         1,417
   Other income                                                          6,297           885           417
                                                                     ---------     ---------     ---------
                                                                       326,825       254,162       186,523
 Benefits and expenses:
   Benefits to policyholders                                           200,328       154,300       123,865
   Commissions                                                          96,752        80,273        55,240
   Net policy acquisition costs deferred                               (51,134)      (46,915)      (28,294)
   General and administrative expenses                                  40,736        26,069        20,614
   Loss due to impairment of property and equipment                      2,799           -             -
   Interest expense                                                      5,187         4,809         4,804
                                                                     ---------     ---------     ---------
                                                                       294,668       218,536       176,229
                                                                     ---------     ---------     ---------

 Income before federal income taxes                                     32,157        35,626        10,294
 Provision for federal income taxes                                     10,837        11,578         2,695
                                                                     ---------     ---------     ---------
     Net income                                                      $  21,320     $  24,048     $   7,599
                                                                     =========     =========     =========

  Other comprehensive income:
     Unrealized holding (loss) gain arising during period              (18,009)       10,032         9,867
     Income tax benefit (expense) from unrealized holdings               6,123        (3,411)       (3,355)
     Reclassification adjustment for gain included in net income        (5,393)       (9,209)       (1,417)
     Income tax benefit from reclassification adjustment                 1,834         3,131           482
                                                                     ---------     ---------     ---------

     Comprehensive income                                            $   5,875     $  24,591     $  13,176
                                                                     =========     =========     =========

 Basic earnings per share                                            $    2.83     $    3.17     $    1.01
 Diluted earnings per share                                          $    2.40     $    2.64     $    0.98


 Weighted average number of shares outstanding                           7,533         7,577         7,540
 Weighted average number of shares outstanding
       (Diluted)                                                        10,293        10,402         7,758

                        See accompanying notes to consolidated financial statements.


                             Financial Pages (F) 4

                                          PENN TREATY AMERICAN CORPORATION
                                                  AND SUBSIDIARIES

                                  Consolidated Statements of Shareholders' Equity
                               for the years ended December 31, 1999, 1998, and 1997
                                                      ($000)




                                                                 Accumulated
                                   Common Stock      Additional     Other                                  Total
                                --------------------  Paid-In   Comprehensive    Retained    Treasury   Shareholders'
                                 Shares    Amount     Capital       Income       Earnings      Stock       Equity
                                 ------    ------     -------       ------       --------      -----       ------

Balance, December 31, 1996       8,117     $ 812    $ 52,528        $ 2,261     $ 65,013    $ (1,706)   $ 118,908

Net income                                                                         7,599                    7,599
Other comprehensive income                                            5,577                                 5,577
Exercised options proceeds          61         6         666                                                  672
                             -------------------------------------------------------------------------------------
Balance, December 31, 1997       8,178       818      53,194          7,838       72,612      (1,706)     132,756

Net income                                                                        24,048                   24,048
Other comprehensive income                                              543                                   543
Option-based compensation                                183                                                  183
Exercised options proceeds          11         1         139                                                  140
                             -------------------------------------------------------------------------------------
Balance, December 31, 1998       8,189       819      53,516          8,381       96,660      (1,706)     157,670

Net income                                                                        21,320                   21,320
Other comprehensive losses                                          (15,445)                              (15,445)
Treasury stock purchase                                                                       (4,999)      (4,999)
Option-based compensation                                108                                                  108
Exercised options proceeds           2                    31                                                   31
                             -------------------------------------------------------------------------------------
Balance, December 31, 1999       8,191     $ 819    $ 53,655       $ (7,064)   $ 117,980    $ (6,705)   $ 158,685
                             =====================================================================================


                            See accompanying notes to consolidated financial statements.


                             Financial Pages (F) 5


                                      PENN TREATY AMERICAN CORPORATION
                                              AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                            for the years ended December 31, 1999, 1998, and 1997
                                                   ($000)

                                                                        1999        1998        1997
                                                                        ----        ----        ----
Net cash flow from operating activities:
  Net income                                                         $ 21,320    $ 24,048    $  7,599
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                                   1,765         729         693
    Deferred income taxes                                               8,860       8,426       2,181
    Depreciation expense                                                  996         629         468
    Loss due to impairment of property and equipment                    2,799           -           -
    Realized gain on sale of insurance charter                              -        (300)          -
    Net realized capital gains                                         (5,393)     (9,209)     (1,417)
  Increase (decrease) due to change in:
    Receivables from agents                                              (347)       (697)        436
    Receivables from reinsurers                                        (2,782)     (1,746)       (437)
    Policy acquisition costs, net                                     (51,134)    (46,914)    (28,294)
    Policy and contract claims                                         31,867      26,003      22,124
    Policy reserves                                                    72,743      52,912      36,914
    Accounts payable and other liabilities                              2,959       2,447       1,424
    Federal income tax recoverable                                        178       (559)     (1,006)
    Accrued investment income                                          (1,029)       (777)       (531)
    Other, net                                                        (32,269)     (2,866)       (459
                                                                     --------    --------    --------
     Cash provided by operations                                       50,533      52,126      39,695
Cash flow from (used in) investing activities:
  Net cash purchase of subsidiary                                      (9,194)          -           -
  Proceeds from sale of property and equipment                              -         714           -
  Proceeds from sales of bonds                                        108,003      70,702      44,080
  Proceeds from sales of equity securities                             25,572      25,158       3,436
  Proceeds from sale of insurance charter                                   -       3,300           -
  Maturities of investments                                             7,317      31,640      18,863
  Purchase of bonds                                                  (168,430)   (139,350)   (134,199)
  Purchase of equity securities                                       (24,560)    (15,194)    (11,430)
  Acquisition of property and equipment                                (4,472)     (1,873)     (1,128)
                                                                     --------    --------    --------
      Cash used in investing                                          (65,764)    (24,903)    (80,378)
Cash flow from (used in) financing activities:
  Purchase of treasury stock                                           (4,999)          -           -
  Proceeds from exercise of stock options                                  31         140         673
  Repayments of long-term debt                                           (856)       (202)       (363)
                                                                     --------    --------    --------
      Cash (used in) provided by financing                             (5,824)        (62)        310
                                                                     --------    --------    --------
(Decrease) increase in cash and cash equivalents                      (21,055)     27,161     (40,373)
Cash balances:
  Beginning of period                                                  38,402      11,241      51,614
                                                                     --------    --------    --------
  End of period                                                      $ 17,347    $ 38,402    $ 11,241
                                                                     ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                             $  4,996    $  4,797    $  4,795
  Cash paid during the year for federal income taxes                 $  1,290    $  3,710    $  1,200

Non-cash investing activities:
   Acquisition of subsidiary with note payable                       $  7,167    $      -    $      -


               See accompanying notes to consolidated financial statements.


                             Financial Pages (F) 6

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              (amounts in thousands, except per share information)


  1.     Summary of Significant Accounting Policies:

                  Basis of Presentation:

         The accompanying consolidated financial statements of Penn Treaty American Corporation and its Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") and include Penn Treaty Network America Insurance Company ("PTNA"), American Network Insurance Company ("ANIC"), American
         Independent Network Insurance Company of New York ("AINIC"), Penn Treaty (Bermuda), Ltd. ("PTB") and United Insurance Group Agency, Inc. ("UIG"), which the Company purchased effective January 1, 1999, and Senior Financial Consultants Company. Significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

         The Company is subject to interest rate risk to the extent its investment portfolio cash flows are not matched to its insurance liabilities. Management believes it manages this risk through monitoring cash flows and actuarial assumptions regarding the timing of future insurance liabilities.

                  Nature of Operations:

         The Company sells accident and health, life and disability insurance through its wholly-owned subsidiaries. The Company's principal lines of business are long-term care products and home health care products. The Company distributes its products principally through managing general agents and independent agents. The Company operates its home office in Allentown, Pennsylvania and has satellite offices in California, Florida and New York, whose principal functions are to market and underwrite new business. State regulatory authorities have powers relating to granting and revoking licenses to transact business, the licensing of agents, the regulation of premium rates and trade practices, the form and content of insurance policies, the content of advertising material, financial statements and the nature of permitted practices. The Company is licensed to operate in 50 states. Sales in Florida, Pennsylvania and California accounted for 22%, 13% and 15%, respectively, of the Company's premiums for the year ended December 31, 1999. No other state sales accounted for more than 10% of the Company's premiums for the year ended December 31, 1999.

                  Investments:

         Management categorizes all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this classification are reported at the current market value with net unrealized gains or losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet.

                             Financial Pages (F) 7

         As of December 31, 1999, shareholders' equity was decreased by $7,064 due to net unrealized losses of $10,703. As of December 31, 1998, shareholders' equity was increased by $8,381 due to net unrealized gains of $12,699 in the investment portfolio.

         Realized investment gains and losses, including provisions for market declines considered to be other than temporary, are included in income. Gains and losses on sales of investment securities are computed on the specific identification method.

         Purchases and sales of securities are recorded on a trade date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

         Policy loans are stated at the aggregate unpaid principal balance.

                  Unamortized Deferred Policy Acquisition Costs:

         The costs primarily related to and varying with the acquisition of new business, principally commissions, underwriting and policy issue expenses, have been deferred. These deferred costs are amortized over the related premium-paying periods utilizing the same projected premium assumptions used in computing reserves for future policy benefits. Net policy acquisition costs deferred, on the consolidated statements of operations, are net of amortization of $17,722, $16,277 and $11,977 for the years ended December 31, 1999, 1998 and 1997, respectively. Recoverability of deferred acquisition costs, in certain instances, may be dependent upon the Company's ability to obtain future rate increases. The ability to obtain these increases is subject to regulatory approval, but is not guaranteed.

         The Company regularly determines the recoverability of deferred acquisition costs through actuarial analysis. To determine recoverability, the present value of future premiums less future costs and claims are added to current reserve balances. If this amount is greate than current unamortized deferred acquisition costs, the unamortized amount is deemed recoverable. In the event recoverability is not demonstrated, the Company reassesses the calculation using justifiable premium rate increases. If rate increases are not received or are deemed unjustified, the Company will expense, as impaired, the attributable portion of the deferred asset, in the current period.

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

         The following table lists the range of lives used by the Company for various asset classes:


                   Class                             Years
                   -----                             -----
                   Automobiles                       5
                   Equipment and Software            5 - 12
                   Furniture                         7 - 12
                   Buildings                         10 - 40


                             Financial Pages (F) 8

                  Cash and Cash Equivalents:

         Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less.

                  Cost in Excess of Fair Value of Net Assets Acquired:

         The costs in excess of fair value of net assets acquired (goodwill) for acquisitions made under purchase accounting methods are being amortized to expense on a straight-line basis over a 10- to 40-year range. During 1999, 1998 and 1997, $993, $316 and $316 were amortized to expense, respectively.

                  Present Value of Future Profits Acquired:

         The present value of future profits of ANIC's acquired business is being amortized over the life of the insurance business acquired. During each of the years ended 1999, 1998 and 1997, $415 was amortized to expense.

         At the time of purchase, the acquired ANIC premium in-force was deemed to have a remaining average life of approximately ten years. Although amortization of future profits will normally occur in accordance with actuarial assumptions over the life of the policies, the Company determined to amortize this on a straight-line basis over ten years. The Company believes that this approach is not materially different than if an actuarial methodology had been employed.

                  Impairment of Long-Lived Assets:

         Long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. During 1999, the Company determined to discontinue its planned implementation of its computer system. The Company expensed as fully impaired the remaining carrying value of $2,799 for this asset.

                  Other Assets:

         Other assets consist primarily of cash value of life insurance policies, due and unpaid insurance premiums and unamortized debt offering costs.

         During 1999, the Company purchased approximately $30,000 of corporate owned life insurance to fund the future payment of employee benefit expenses. The Company includes the cash value of these policies, which is invested in investment grade corporate bonds, as other assets. Increases in the cash surrender value are recorded as other income.

                  Income Taxes:

         Income taxes consist of amounts currently due plus deferred tax expense or benefits. Deferred income tax liabilities, net of assets, have been recorded for temporary differences between the reported amounts of assets and liabilities in the accompanying financial statements and those in the Company's income tax return.

                  Revenue Recognition:

         Premiums on long duration accident and health insurance, the majority of which is guaranteed renewable, and life insurance are recognized when due. Estimates of premiums due but not yet collected are accrued. Commission override revenue from unaffiliated insurers is included in other income when its underlying premium is due.


                             Financial Pages (F) 9

                  Policy Reserves and Policy and Contract Claims:

         The  Company  establishes  liabilities  to reflect  the impact of level
         renewal   premiums  and  the  increasing  risks  of  claims  losses  as policyholders age.

         A liability is determined using the present value of estimated future policy benefits to be paid to or on behalf of policyholders less the present value of estimated future net premiums to be collected from policyholders. This liability is accrued as policy reserves and is recognized concurrent with premium revenue. Those estimates are based on assumptions, including estimates of expected investment yield, mortality, morbidity, withdrawals and expenses, applicable at the time insurance contracts are effective, including a provision for the risk of adverse deviation. These reserves differ from policy and contract claims, which are recognized when insured events occur.

         Policy and contract claims reserves include amounts comprising: (1) an estimate, based upon prior experience, for accident and health claims reported, and incurred but unreported losses; (2) the actual in-force amounts for reported life claims and an estimate of incurred but unreported claims; (3) an estimate of future administrative expenses, which would be incurred to adjudicate existing claims. The methods for making such estimates and establishing the resulting liabilities are periodically reviewed and updated and any adjustments resulting are reflected in earnings currently.

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

         In late 1994, the Company began marketing its Independent Living policy, a home health care insurance product, which provides coverage over the full term of the policy for services furnished by a homemaker or companion who is not a qualified or licensed care provider. In late 1996, the Company began marketing its Personal Freedom policy, a comprehensive nursing home and home health care product, and its Assisted Living policy, a revised nursing home with attached home health care rider policy. In 1998, the Company introduced its Secured Risk policy, a limited benefit plan made available to higher risk applicants. Because of the Company's relatively limited claims experience with these products, the Company may incur higher than expected loss ratios and may be required to adjust further its reserve levels with respect to these products.

         The Company discounts all policy and contract claims, which involve fixed periodic payments extending beyond one year. This is consistent with the method allowed for statutory reporting, the long duration of claims, and industry practice for long-term care policies. Benefits are payable over periods ranging from six months to five years, and are also available for lifetime coverage.

                             Financial Pages (F) 10

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

                                              For the Periods Ended December 31,
                                              ----------------------------------
                                                 1999       1998        1997
                                                 ----       ----        ----
Net income                                    $ 21,320    $ 24,048    $  7,599
Weighted average common shares outstanding       7,533       7,577       7,540
Basic earnings per share                      $   2.83    $   3.17    $   1.01
                                              ================================

Net income                                    $ 21,320    $ 24,048    $  7,599
Adjustments net of tax:
     Interest expense on convertible debt        3,098       3,154         -
     Amortization of debt offering costs           241         245         -
                                              --------------------------------
Diluted net income                            $ 24,659    $ 27,447    $  7,599
                                              ================================
Weighted average common shares outstanding       7,533       7,577       7,540
Common stock equivalents due to dilutive
     effect of stock options                       132         196         218
Shares converted from convertible debt           2,628       2,629         -
                                              --------------------------------
Total outstanding shares for fully diluted
     earnings per share computation             10,293      10,402       7,758
Diluted earnings per share                    $ 2.40      $ 2.64      $   0.98
                                              ================================


                  New Accounting Principles:

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact of SFAS No. 133 as relates to the imbedded option value of its investments in convertible bonds.

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


                             Financial Pages (F) 11

3.       Acquisition of Business

         The Company purchased all of the common stock of United Insurance Group Agency, Inc. (UIG), a Michigan based consortium of long-term care insurance agencies, for the amount of $18,192, of which $8,078 was in the form of a three-year installment note, with the remainder paid in cash. The acquisition was effective January 1, 1999. The Company accounted for the acquisition as a purchase, and established $17,000 of goodwill, which it will amortize over 25 years. The proforma effect of consolidating the financial results of UIG prior to 1999 is immaterial to the Company's financial condition or results of operations.

4.       Investments and Financial Instruments:

         The amortized cost and estimated market value of investments in debt securities as of December 31, 1999 and 1998 are as follows:

                                                     December 31, 1999
                                  -----------------------------------------------------------
                                   Amortized  Gross Unrealized Gross Unrealized   Estimated
                                      Cost         Gains            Losses       Market Value
                                   ---------  ---------------- ---------------- -------------
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                  $118,547      $    594         $ (2,443)      $ 116,698
   Mortgage backed securities        20,888            13             (775)         20,126
   Obligations of states and
     political sub-divisions            571             4                0             575
   Debt securities issued by
     foreign governments             18,533             0             (934)         17,599
   Corporate securities             207,162         2,137          (10,609)        198,690
                                   -------------------------------------------------------
                                   $365,701      $  2,748        $ (14,761)      $ 353,688
                                   ========================================================


                                                     December 31, 1998
                                   ----------------------------------------------------------
                                   Amortized  Gross Unrealized Gross Unrealized   Estimated
                                      Cost         Gains            Losses       Market Value
                                   ---------  ---------------- ----------------  ------------
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                  $124,664      $  7,458         $   (91)         $132,031
   Mortgage backed securities        10,368            88             (49)           10,407
   Obligations of states and
     political sub-divisions          2,660           204               0             2,864
   Debt securities issued by
     foreign governments              2,974           182             (47)            3,109
   Corporate securities             170,327         3,273            (563)          173,037
                                  ---------------------------------------------------------
                                  $310,993       $ 11,205         $  (750)         $321,448
                                  =========================================================



         The amortized cost and estimated market values of debt securities at December 31, 1999 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Amortized      Estimated
                                                      Cost       Market Value
                                                   ---------     ------------
       Due in one year or less                      $ 13,362       $ 13,308
       Due after one year through five years         101,248        100,563
       Due after five years through ten years        205,880        196,665
       Due after ten years                            45,211         43,152
                                                    --------       --------
                                                    $365,701      $ 353,688
                                                    ========      =========

                             Financial Pages (F) 12

          Gross proceeds and realized gains and losses on the sales of debt securities, excluding calls, were as follows:

                                             Gross        Gross
                                           Realized      Realized
                              Proceeds       Gains        Losses
                              --------     --------     ---------
              1999            $108,003     $  3,133     $  1,492
              1998            $ 70,702     $  2,395     $      3
              1997            $ 44,080     $    787     $    256

         Gross proceeds and realized gains and losses on the sales of equity securities were as follows:
                                             Gross        Gross
                                           Realized      Realized
                             Proceeds        Gains        Losses
                             --------     ---------     ---------
              1999           $ 25,572      $  4,848     $  1,073
              1998           $ 25,158      $  6,891     $    400
              1997           $ 3,436       $    964     $     89


         Gross unrealized gains (losses) pertaining to equity securities were as follows:

                                         Gross        Gross
                           Original    Unrealized   Unrealized    Estimated
                             Cost        Gains        Losses     Market Value
                           --------    ----------   ----------   ------------
               1999        $ 17,853     $  2,579     $ (1,269)     $ 19,163
               1998        $ 15,090     $  2,558     $   (314)     $ 17,334


         Net investment income is applicable to the following investments:

                                               1999         1998         1997
                                               ----         ----         ----
        Bonds                                $21,460     $18,519      $16,025
        Equity securities                        482          342         340
        Cash and short-term investments        1,432        1,794         946
                                             ---------------------------------
        Investment income                     23,374       20,655      17,311
        Investment expense                      (755)       (279)        (302)
                                             ---------------------------------
        Net investment income                $22,619     $20,376      $17,009
                                             =================================

         Pursuant to certain statutory licensing requirements, as of December 31, 1999, the Company had on deposit bonds aggregating $7,316 in insurance department safekeeping accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.


                             Financial Pages (F) 13

5.       Policy Reserves and Claims:

         Policy reserves have been computed principally by the net level premium method based upon estimated future investment yield, mortality, morbidity, withdrawals and other benefits. The composition of the policy reserves at December 31, 1999 and 1998 and the assumptions pertinent thereto are presented below:

                                              Amount of Policy Reserves
                                                  as of December 31,
                                                  ------------------
                                                 1999             1998
                                                 ----             ----
       Accident and  health                   $ 260,046        $ 190,036
       Annuities and other                          118              136
       Ordinary life, individual                 12,049            9,298

                                            Years of Issue    Discount Rate
       Accident and health                    1976 to 1986             7.0%
                                                      1987             7.5%
                                              1988 to 1991             8.0%
                                              1992 to 1995             6.0%
                                                      1996             7.0%
                                              1997 to 1999             6.8%
       Annuities and other                    1977 to 1983     6.5% to 7.0%
       Ordinary life, individual              1962 to 1999     3.0% to 5.5%



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

             Ordinary life, individual      Mortality based on 1955-60
                                            Intercompany Mortality Table
                                            Combined Select and Ultimate.

         Policy and contract claims reserves, including incurred but unreported claims reserves, include approximately $142,300 and $109,400 at December 31, 1999 and 1998, respectively, that are discounted at varying interest rates. The amount of discount was approximately $4,800 and $3,700 at December 31, 1999 and 1998, respectively.



                             Financial Pages (F) 14

         Activity in policy and contract claims is summarized as follows:

                                                  1999            1998
                                                  ----            ----
         Balance at January 1                  $ 105,667       $  79,664
         less reinsurance recoverable              3,335           2,650
                                               ---------       ---------
         Net balance at January 1                102,332          77,014
         Incurred related to:
              Current year                       117,086          91,395
              Prior years                          9,231           9,016
                                               ---------       ---------
                   Total incurred                126,317         100,411
         Paid related to:
              Current year                        25,145          22,744
              Prior years                         69,887          52,402
                                               ---------       ---------
                   Total paid                     95,032          75,146
         Net balance at December 31              133,617         102,332
         plus reinsurance recoverable              3,917           3,335
                                               ---------       ---------
         Balance at December 31                $ 137,534       $ 105,667
                                               =========       =========


         In the year in which a claim is first incurred, the Company establishes reserves that are actuarially determined to be the present value of all future payments required for that claim. The Company assumes that current reserve amounts and interest income earned on invested reserves will be sufficient to make all future payments.

         The Company measures the validity of prior year assumptions by reviewing the development of reserves fo the prior period (i.e., incurred from prior years). This amount, $10,064 and $9,016 in 1999 and 1998, respectively, includes imputed interest from prior year-end reserve balances of $5,085 and $3,913, respectively, plus adjustments to reflect actual versus estimated claims experience. These adjustments, particularly as a percentage of the prior year-end reserve balance, yield a relative measure of deviation in actual performance to initial assumptions. In 1999, the Company added approximately $4,100 or 3.9% of prior year-end reserves to claim reserves for 1998 and prior claim incurrals. In 1998, the Company added approximately $5,100 or 6.4% of prior year-end reserves to claim reserves for 1997 and prior claim incurrals. While the Company does not believe that either 1999 or 1998 additions represent material deviation from its estimates, claims development has exceeded its expectations in both periods.

6.       Long-Term Debt:

         Long-term debt at December 31, 1999 and 1998 is as follows:

                                                                                    1999           1998
                                                                                    ----           ----
             Convertible,  subordinated  debt  issued in November  1996, with a semi-annual coupon of 6.25% annual percentage rate.
             Debt is callable  after  December 2, 1999 at  declining  redemption values  and  matures  in  2003.  Prior  to  maturity,  the  debt is convertible to shares of the Company's common stock at
             $28.44 per share.                                                     $74,750        $74,750

             Mortgage  loan with  interest  rate  fixed for five  years at 6.85%
             effective  September  1998,  which  repriced  from  7.3%  in  1997.
             Although  carrying a variable rate of LIBOR + 90 basis points,  the loan has an effective fixed rate due to an offsetting swap with the same institution. Current monthly payment of $16 based on a fifteen year  amortization  schedule  with a balloon  payment due September
             2003;  collateralized  by property with  depreciated cost of $2,422 and $2,493 as of December 31, 1999 and 1998, respectively.
                                                                                     1,739          1,800

             Installment note for purchase of United Insurance Group, Inc.,
             payable in annual installments at 0% interest.  (imputed at 6%)         6,372              -
                                                                                   -------        -------

                                                                                   $82,861        $76,550
                                                                                   =======        =======

         Principal repayment of mortgage and other debt are as follows:

         2000              $    911
         2001                 2,778
         2002                 2,946
         2003                76,226
         2004                     -
                           ---------
                           $ 82,861

7.       Federal Income Taxes:

         The provision for Federal income taxes for the years ended December 31 consisted of:

                                        1999           1998           1997
                                        ----           ----           ----
         Current                      $  1,974       $  3,152       $    514
         Deferred                        8,863          8,426          2,181
                                      --------       --------       --------
                                      $ 10,837       $ 11,578       $  2,695
                                      ========       ========       ========

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

                                                          1999          1998
                                                          ----          ----
         Net operating loss carryforward                $  3,794      $  1,932
         Policy reserves                                  19,321        14,469
         Unrealized losses on investments                  3,639             -
         Alternative minimum tax carryforward                  -           192
                                                        --------      --------
              Total deferred tax assets                 $ 26,754      $ 16,593
                                                        ========      ========

         Deferred policy acquisition costs              $(58,136)    $(42,799)
         Present value of future profits acquired           (968)      (1,082)
         Premiums due and unpaid                            (984)        (932)
         Other                                              (125)         (18)
         Unrealized appreciation on investments                -       (4,318)
                                                        --------     --------
              Total deferred income taxes               $(60,213)    $(49,149)
                                                        ========     ========

         Net deferred income tax (liability)            $(33,459)    $(32,556)


                             Financial Pages (F) 16

         The Company has net operating loss carry-forwards of approximately $10,840, which have been generated by taxable losses at the Company's non-life parent, and if unused will expire during 2012, 2013 and 2014.

         A reconciliation of the income tax provision computed using the Federal income tax rate of 34% to income before Federal income taxes is as follows:

                                                  1999        1998        1997
                                                  ----        ----        ----
         Computed Federal income tax (benefit)
            provision at statutory rate        $ 10,933    $ 12,113    $  3,500
         Small life insurance company
            deduction                              (120)       (376)          -
         Tax-exempt interest and dividends          (96)       (336)       (501)
         Other                                      120         177        (304)
                                               --------    --------    --------
                                               $ 10,837    $ 11,578    $  2,695
                                               ========    ========    ========


         At December 31, 1999, the accumulated earnings of the Company for Federal income tax purposes included $1,451 of "Policyholders' Surplus", a special memorandum tax account. This memorandum account balance has not been currently taxed, but income taxes computed at then-current rates will become payable if surplus is distributed. Provisions of the Deficit Reduction Act of 1984 do not permit further additions to the "Policyholders' Surplus" account.

8.       Statutory Information:

         The Company's insurance subsidiaries (PTNA, ANIC and AINIC) are required by insurance laws and regulations to maintain minimum capital and surplus. At December 31, 1999 and 1998, the subsidiaries' capital and surplus exceeded the minimum required capital and surplus in all states in which they are licensed to conduct business.

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

         Under Pennsylvania, Vermont and New York insurance law, dividends may be paid from PTNA, ANIC or AINIC only from statutory profits of earned surplus and require insurance department approval if the dividend is in excess of the lesser of 10% of surplus or net statutory income of the prior year. ANIC paid a dividend to the Company in the amount of $250 and $397 in 1999 and 1998, respectively.

         Net income and  capital and  surplus as  reported  in  accordance  with
         statutory   accounting   principles   for   the   Company's   insurance
         subsidiaries are as follows:

                                              1999         1998          1997
                                              ----         ----          ----

         Net income (loss)                 $ (6,826)     $  7,507      $(10,287)

         Capital and surplus               $ 66,872      $ 76,022      $ 73,400


         Total reserves, including policy and contract claims, reported to statutory authorities were approximately $166,829 and $159,861 less than those recorded for GAAP as of December 31, 1999 and 1998,


                             Financial Pages (F) 17
         respectively. This difference is primarily attributable to funds withheld financial reinsurance agreements in force on December 31, 1998 and 1999. For further discussion, see Note 12.

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

         The Pennsylvania and Vermont insurance departments have adopted the Codification guidance, effective January 1, 2001. The New York insurance department has not adopted the Codification guidance. The Company has not estimated the effect of the Codification guidance upon its financial condition or results of operations.

9.       401(k) Retirement Plan:

         The Company has a 401(k) retirement plan, covering substantially all employees with one year of service. Under the plan, participating employees may contribute up to 15% of their annual salary on a pre-tax basis. The Company, under the plan, equally matches employee contributions up to the first 3% of the employee's salary. The Company and employee portion of the plan is vested immediately. The Company's expense related to this 401(k) plan was $129, $98 and $93 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company may elect to make a discretionary contribution to the plan, which will be contributed proportionately to each eligible employee. The Company did not make a discretionary contribution in 1999, 1998 or 1997.

 10.     Stock Option Plans:

         At December 31, 1999, the Company had three stock-based compensation plans, which are described below. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"), and applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed employee stock option plans. Had compensation cost for the Company's employee stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying the SFAS No. 123 proforma disclosure are not indicative of future amounts.



                             Financial Pages (F) 18

                                                    1999        1998       1997
                                                    ----        ----       ----
   Net Income                    As reported     $ 21,320    $ 24,048    $ 7,599
                                 Proforma        $ 21,030    $ 23,758    $ 7,407

   Basic Earnings Per Share      As reported     $   2.83    $   3.17    $  1.01
                                 Proforma        $   2.79    $   3.14    $  0.98

   Diluted Earnings Per Share    As reported     $   2.40    $   2.64    $ 0.98
                                 Proforma        $   2.37    $   2.61    $  0.95


         Compensation cost is estimated using an option-pricing model with the following assumptions for options granted in 1997: an expected life ranging from 5.3 to 8.3 years, volatility of 26.4% for 1997 and a risk free rate ranging from 5.71% to 6.35%. The weighted average fair value of those options granted in years prior to and including 1997 was $12.24. No options were granted under these plans in 1998 or 1999. No compensation expense is calculated for those options granted prior to 1995.

         The Company's 1987 Employee Incentive Stock Option Plan provided for the granting of options to purchase up to 1,200 shares of common stock. This plan expired in 1997 and was subsequently replaced by the 1998 Employee, Non-Qualified Incentive Stock Option Plan. The 1998 Plan allows for the grant of options to purchase up to 600 shares of common stock. No new options may be granted under the 1987 Plan. The maximum allowable term of each option is ten years (five years in the case of holders of more than 10% of the combined voting power of all classes of outstanding stock), and the options become exercisable in four equal, annual installments commencing one year from the option grant date.

         Effective May 1995, the Company adopted a Participating Agent Stock Option Plan which provides for the granting of options to purchase up to 300 shares of common stock. The exercise price of all options granted under the plan may not be less than the fair market value of the shares on the date of grant. The maximum allowable term of each option is ten years, and the options become exercisable in four equal, annual installments commencing one year from the option grant date. SFAS No. 123 requires that the deemed value of options granted to non-employees be recognized as compensation expense over the estimated life of the option. The estimated fair value of these options was $11.56 for options granted in 1997. No agent options were granted in 1998 or 1999. The Company recognized $108 and $183, in 1999 and 1998, respectively as a result of these grants.




                             Financial Pages (F) 19

         The following is a summary of the Company's option activity, including grants, exercises, forfeitures and weighted average price information:


                                 Options   Per Option       Options    Per Option      Options   Per Option
                                -----------------------  --------------------------  -----------------------
Outstanding at beginning of year       554     $ 19.62             574     $ 19.22           510    $ 14.84
Granted                                  0     $   -                 0     $   -             125    $ 32.57
Exercised                                2     $ 13.38              11     $ 14.91            61    $ 11.04
Canceled                                 0     $   -                 9     $ 16.03             0    $   -
                                -----------              --------------              ------------
Outstanding at end of year             552     $ 19.64             554     $ 19.62           574    $ 19.22
                                ===========              ==============              ============
Exercisable at end of year             404     $ 16.20             305     $ 15.47           218    $ 12.63
                                ===========              ==============              ============

                                       Outstanding   Remaining    Exercisable
                                       at December  Contractual   at December
             Range of Exercise Prices   31, 1999    Life (Yrs)     31, 1999
                                      ----------------------------------------
                               8.71               5           1             5
                               8.92              24           3            24
                               9.81              45           3            45
                              11.17              14           2            14
                              12.28              26           2            26
                              12.38              79           6            79
                              12.63              15           6            15
                              13.61              48           6            28
                              20.50             125           7            92
                              22.55              48           7            21
                              32.25              94           8            47
                              35.48              29           8             8
                                      --------------              ------------
                                                552                       404
                                      ==============              ============

11.      Commitments and Contingencies:

                  Operating Lease Commitments:

         The  total  net  rental   expenses    under  all  leases   amounted  to
         approximately $629, $260 and $202 for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Company's required payments due under non-cancelable leases in each of the next five years are as follows:

                         Years               Amount
                         -----               ------
                          2000                $634
                          2001                 482
                          2002                 337
                          2003                 273
                          2004                 254


                             Financial Pages (F) 20

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

                  Line of Credit:

         In June 1997, the Company was given an unsecured, uncommitted line of credit from a bank for up to $3,000, which was unused at December 31, 1999. The line of credit is renewable annually, carries no origination or carrying fees, and if used, will carry a variable rate of interest equal to the London Interbank Offering Rate (LIBOR) plus .75% annually on the outstanding balance.

                  Letter of Credit:

         As part of the Company's financial reinsurance agreement at December 31, 1999, it received an unsecured letter of credit from a bank for $25,000, which serves to allow the Company to receive reserve credit for its financial reinsurance with state insurance departments.

                  Litigation:

         The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of these lawsuits will not have a material effect on the financial condition or results of operations of the Company.

12.      Reinsurance:

         The Company currently reinsures with unaffiliated companies any life insurance policy to the extent the risk on that policy exceeds $50.

         Effective January 1994, PTNA entered into a reinsurance agreement to cede 100% of certain life, accident and health and Medicare supplement insurance to a third party insurer. Total reserve credits taken related to this agreement as of December 31, 1999, 1998 and 1997 were approximately $456, $533 and $569, respectively.

         PTNA is party to a reinsurance agreement to cede 100% of certain whole life and deferred annuity policies to be issued by PTNA to a third party insurer. These policies are intended for the funeral arrangement or "pre-need" market. Total reserve credits taken related to this agreement as of December 31, 1999, 1998 and 1997 were approximately $4,569, $3,223 and $3,427, respectively. The third party reinsurer maintains securities at least equal to the statutory reserve credit in escrow with a bank. Effective January 1, 1996, this Agreement was modified, and as a result, no new business is reinsured under this facility.

         PTNA is party to a coinsurance agreement on a previously acquired block of long- term care business whereby 66% is ceded to a third party. At December 31, 1999, 1998 and 1997, reserve credits taken related to this treaty were approximately $2,065, $1,852 and $1,947, respectively.

         Effective December 31, 1998, PTNA entered a funds withheld financial reinsurance agreement with an unaffiliated reinsurer. Under the agreement, PTNA ceded the claims risk of a material portion of its long-term care policies. This transference of risk qualifies the agreement for statutory treatment as reinsurance. PTNA exercised its option to recapture the ceded policies and their cumulative profits during 1999. The agreement was not considered reinsurance under FASB Statement 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", due to a lack of material probability of loss to the reinsurer. As a result of this agreement,


                             Financial Pages (F) 21

         1998 statutory surplus was increased by $14,700. Statutory surplus is unaffected by this agreement at December 31, 1999.

         Effective December 31, 1999, PTNA entered a separate funds withheld financial reinsurance agreement with an unaffiliated reinsurer. Under the agreement, PTNA ceded the claims risk of a material portion of its long-term care policies. This transference of risk qualifies the agreement for statutory treatment as reinsurance. PTNA has the option, but is not obligated, to recapture the ceded policies and their cumulative profits at its discretion. The agreement is not considered reinsurance under FASB Statement 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", due to a lack of material probability of loss to the reinsurer. As a result of this agreement, 1999 statutory surplus was increased by $24,775.

         ANIC reinsures approximately $500 of its risk with three reinsuring companies, all of which are authorized to do business in the State of Vermont.




                             Financial Pages (F) 22

         The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of operations, which are net of reinsurance activity:

                                            Ceded to     Assumed
                                 Gross        Other      from Other     Net
                                Amount      Companies    Companies    Amount
                                -------     ---------    ----------   ------
December 31, 1999
-----------------
   Ordinary Life Insurance
     In-Force                   $ 61,522    $ 14,009    $      0    $ 47,513
   Premiums:
        Accident and health      289,396       2,935       2,738     289,199
        Life                       3,664         348           1       3,317
   Benefits to Policyholders:
        Accident and health      133,188       2,265         161     131,084
        Life                       2,117          14           0       2,103
   Inc (dec) in Policy Reserves:
        Accident and health       65,725         360         (14)     65,351
        Life                       2,733         943           0       1,790
   Commissions                  $ 95,376    $    621    $  1,997    $ 96,752

December 31, 1998
-----------------
   Ordinary Life Insurance
     In-Force                    $ 66,644   $ 14,848    $      0    $ 51,796
   Premiums:
        Accident and health       222,895      3,294         544     220,145
        Life                        3,970        425           2       3,547
   Benefits to Policyholders:
        Accident and health        78,179      1,625         297      76,851
        Life                        2,005         22           0       1,983
   Inc (dec) in Policy Reserves:
        Accident and health        75,356        940         (20)     74,396
        Life                        1,248        178           0       1,070
   Commissions                   $ 80,929   $    739    $     83    $ 80,273

December 31, 1997
-----------------
   Ordinary Life Insurance
     In-Force                    $ 65,964   $ 16,636    $      0    $ 49,328
   Premiums:
        Accident and health       167,187      3,546         501     164,142
        Life                        4,044        506           0       3,538
   Benefits to Policyholders:
        Accident and health        86,829      2,770         258      84,317
        Life                        1,790        523           0       1,267
   Inc (dec) in Policy Reserves:
        Accident and health        37,743        260         (11)     37,472
        Life                         (407)    (1,216)          0         809
   Commissions                   $ 56,193   $  1,028    $     75    $ 55,240


         The  Company  remains   contingently  liable  in  the  event  that  the
         reinsuring companies are unable to meet their obligations.

13.      Transactions with Related Parties:

         Irv Levit Insurance Management Corporation ("IMC"), an insurance agency which is owned by the President of the Company, produced approximately $34, $41 and $50 of renewal premiums for PTLIC and PTNA, for the years


                             Financial Pages (F) 23
         ended December 31, 1999, 1998 and 1997, respectively, for which it received commissions of approximately $8, $10 and $13 respectively.

         IMC also received commission overrides on business written for PTNA and PTLIC by certain agents, principally general agents who were IMC agents prior to January 1979 and any of their sub-agents hired prior and subsequent to January 1979. For the years ended December 31, 1999, 1998 and 1997, IMC commission overrides totaled approximately $543, $559 and $534, respectively.

         As of December 31, 1999, Palisade Capital Management owned in excess of 5% of the Company's common stock. Palisade Capital Management also manages a portion of the Company's investment portfolio for which it received fees of $170 and $19 as of December 31, 1999 and 1998, respectively.

14.      Operations:

         The Company recognized premium revenue from its various product lines as follows:

                                           1999           1998           1997
                                           ----           ----           ----
         Long-Term Nursing Home Care     $229,549      $ 163,570      $ 112,439
         Long-Term Home Health Care        47,669         44,815         40,982
         Other                             15,298         15,307         14,259


         A managing general agent accounted for approximately 16%, 17% and 18% of total premiums in 1999, 1998 and 1997, respectively. In 2000, the Company purchased a division of this managing agent, which serves to reduce its dependence upon this agency in future periods.

15.      Concentrations of Credit Risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investments. The Company places its cash and cash equivalents and investments with high quality financial institutions, and attempts to limit the amount of credit exposure to any one institution. However, at December 31, 1999, and at other times during the year, amounts in any one institution exceeded the Federal Deposit Insurance Corporation limits. The Company is also party to certain reinsurance transactions whereby the Company remains ultimately liable for claims exposure under ceded policies in the event the assuming reinsurer is unable to meet its commitments due to default or insolvency.

16.      Fair Value of Financial Instruments:

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


                             Financial Pages (F) 24

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


                                      December 31, 1999        December 31, 1998
                                    ----------------------   ---------------------
                                     Carrying      Fair        Carrying     Fair
                                      Amount       Value        Amount      Value
                                     --------      -----       --------     -----
Financial assets:
   Investments
      Bonds, available for sale     $ 353,688   $ 353,688    $ 321,448   $ 321,448
      Equity securities                19,163      19,163       17,334      17,334
      Policy loans                        150         150          107         107
   Cash and cash equivalents           17,347      17,347       38,402      38,402

Financial liabilities:
   Convertible debt                  $ 74,750    $ 98,355    $  74,750   $  69,133
   Mortgage and other debt              8,111       8,111        1,800       1,800



17.      Condensed Financial Statements:

         The following lists the condensed financial information for the parent company as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997.



                             Financial Pages (F) 25


                          PENN TREATY AMERICAN CORPORATION
                          AND SUBSIDIARIES (PARENT COMPANY)

                                   Balance Sheets
                          as of December 31, 1999 and 1998
                                       ($000)

                     ASSETS                                     1999             1998
                                                                ----             ----

Bonds, available for sale at market (amortized cost
     $3,697 and $4,402, respectively)                        $   3,550        $   4,452
Equity securities at market (cost $1,055 and
     $1,055, respectively)                                         986              994
Cash and cash equivalents                                        1,082           15,275
Investment in subsidiaries*                                    238,326          211,524
Other assets                                                     1,849            3,351
                                                             ---------        ---------
             Total assets                                    $ 245,793        $ 235,596
                                                             =========        =========


      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                               $  81,122        $  74,750
Accrued interest payable                                           580              389
Accounts payable                                                   136              189
Due to subsidiaries*                                             5,270            2,598
                                                             ---------        ---------
             Total liabilities                                  87,108           77,926

Shareholders' equity
   Preferred stock, par value $1.00; 5,000 shares
       authorized, none outstanding                                  -                -
   Common stock, par value $.10; 25,000 shares
       authorized, 8,191 and 8,189 shares
       issued, respectively                                        819              819
   Additional paid-in capital                                   53,655           53,516
   Unrealized appreciation, net of deferred taxes               (7,064)           8,381
   Retained earnings                                           117,980           96,660
                                                             ---------        ---------
                                                               165,390          159,376
    Less 915 and 606, respectively of common
       shares held in treasury, at cost                         (6,705)          (1,706)
                                                             ---------        ---------
             Total shareholders' equity                        158,685          157,670
                                                             ---------        ---------
             Total liabilities and shareholders' equity      $ 245,793        $ 235,596
                                                             =========        =========


*  Eliminated in consolidation.



                             Financial Pages (F) 26

                           PENN TREATY AMERICAN CORPORATION
                           AND SUBSIDIARIES (PARENT COMPANY)

                               Statements of Operations
                 for the years ended December 31, 1999, 1998, and 1997
                                        ($000)

                                                 1999          1998         1997
                                                 ----          ----         ----

Management fees*                               $       -    $     296    $      56

Investment income                                    300        2,426        1,818

General and administrative expense                 1,379        1,032        1,295

Loss due to impairment of property
   and equipment                                   2,799            -            -

Interest on convertible debt                       4,672        4,672        4,672
                                               ---------    ---------    ---------

Loss before equity in undistributed
   net earnings of subsidiaries*                 (8,550)      (2,982)      (4,093)

Equity in undistributed net earnings of
    subsidiaries*                                 29,870       27,030       11,692
                                               ---------    ---------    ---------

Net income                                        21,320       24,048        7,599

Retained earnings, beginning of year              96,660       72,612       65,013
                                               ---------    ---------    ---------

Retained earnings, end of year                 $ 117,980    $  96,660    $  72,612
                                               =========    =========    =========


*Eliminated in consolidation.



                             Financial Pages (F) 27

                                   PENN TREATY AMERICAN CORPORATION
                                  AND SUBSIDIARIES (PARENT COMPANY)

                                       Statements of Cash Flows

                        for the years ended December 31, 1999, 1998, and 1997

                                                                1999        1998        1997
                                                                ----        ----        ----

Cash flows from operating activities:
    Net Income                                                $ 21,320    $ 24,048    $  7,599
    Adjustments to reconcile net income to cash
            provided by (used in) operations:
        Equity in undistributed earnings of subsidiaries       (29,870)    (27,030)    (11,692)
        Depreciation and amortization                              397         464         425
        Net realized losses (gains)                                 48        (791)       (103)
        Loss due to impairment of property and equipment         2,799           -           -
        Increase (decrease) due to change in:
            Due to/from subsidiaries                             2,672         130       1,067
            Other, net                                            (515)       (365)         13
                                                              --------    --------    --------

                    Net cash used in operations                 (3,149)     (3,544)     (2,691)
                                                              --------    --------    --------

Cash flows from investing activities:
    Cash purchase of subsidiary                                (10,113)          -           -
    Sales and maturities of investments                          4,063      25,790      14,202
    Purchase of investments                                     (3,406)      4,682)    (27,470)
    Acquisition of property and equipment                       (1,614)        (32)        (39)
                                                              --------    --------    --------

                    Net cash (used in) provided by
                       investing activities                    (11,070)     21,076     (13,307)
                                                              --------    --------    --------

Cash flows from financing activities:

    Contribution to subsidiary                                  (1,000)     (7,056)          -
    Dividend from subsidiary                                     1,039         397           -
    Proceeds from exercise of stock options                         31         140         673
    Proceeds from note payable to subsidiary                       750           -           -
    Repayment of mortgages and other borrowings                   (794)          -         (88)
    Proceeds from sale of insurance charter                          -       3,300           -
                                                              --------    --------    --------

                    Net cash provided by (used in)
                       financing activities                        (26)     (3,219)        585
                                                              --------    --------    --------

                    (Decrease) increase in cash and
                       cash equivalents                        (14,193)      4,313     (15,413)

Cash and cash equivalents balances:
    Beginning of year                                           15,275         962      16,375
                                                              --------    --------    --------

    End of year                                               $  1,082    $ 15,275    $    962
                                                              ========    ========    ========


Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                    $  4,887    $  4,672    $  4,674
                                                              ========    ========    ========
    Acquisition of subsidiary with note payable               $  7,167    $      -    $      -
                                                              ========    ========    ========




                             Financial Pages (F) 28

18.      Subsequent Event:

         On January 10, 2000, PTNA entered a purchase agreement to acquire all of the common stock of Network Insurance Senior Health Division (NISHD), a Florida brokerage insurance agency. The acquisition was effective January 1, 2000, for cash of $6,000. The acquisition will be accounted for as a purchase, for which the Company anticipates recording $6,000 of goodwill, to be amortized over 20 years. The proforma effect of consolidating the financial results of NISHD prior to 2000 would be immaterial to the Company's financial condition or results of operations.




                             Financial Pages (F) 29

          (2)  Exhibits.

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

          10.1 Penn Treaty American Corporation 1987 Employee Incentive Stock Option Plan. (incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8, No.333-89927, Filed October 29,1999.

          10.2 Penn Treaty American Corporation 1995 Participating Agent Stock Option Plan. (incorporated by reference to Exhibit
                  10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

          10.3    Penn Treaty American Corporation Employees' Pension Plan. *

          10.4 Penn Treaty American Corproation 1998 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8, No.333-89927, filed October 29, 1999.

          10.5 Form of General Agent's Contract of Network America Life Insurance Company. ****

          10.6    Form of Managing General Agency Agreement. ****

          10.7 Regional General Agents' Contract dated August 1, 1971 between Penn Treaty Life Insurance Company and Irving Levit of the Irv Levit Insurance Management Corporation, as amended on August 15, 1971, May 26, 1976 and June 16, 1987, and by an undated override commissions schedule. ***

          10.8    Commission  Supplement  to  General   Agent's  Contract  dated
                  December 7, 1993  between  Network   America  Life   Insurance
                  Company  and Network Insurance. ****

          10.9 Mortgage in the amount of $2,450,000 dated September 13, 1988 between Penn Treaty Life Insurance Company and Merchants Bank, N.A. **

          10.10 Amendments to Mortgage dated September 24, 1991, October 13, 1992 and September 2, 1993. ****

          10.30 Loan and Security Agreement by and between Penn Treaty American Corporation and CoreStates Bank, N.A. dated December 28, 1994.****

          10.31 Form of Investment Counseling Agreement dated May 3, 1995 between Penn Treaty American Corporation and James M. Davidson & Company.****

          10.32 Assumption and Reinsurance Agreement dated December 22, 1997, between Penn Treaty Life Insurance Company and Network America Life Insurance Company.

          10.33 Quota Share Reinsurance Agreement between Penn Treaty Life Insurance Company and Penn Treaty Network America.

          10.34 Quota Share Reinsurance Agreement between Penn Treaty Network America and Cologne Reinsurance.

          10.35   Form of Employment Agreements with Executives

          10.36   Penn Treaty  American  Corporation 1998 Incentive Stock Option
                  Plan

          10.37   Employment Contract with Executive Vice President

          11.     Earnings  Per  Share.   See  Notes  to  Consolidated Financial
                  Statements, "Note 1."

          21.     Subsidiaries of the Registrant. ****

          23.     Consent of PricewaterhouseCoopers, LLP

     (b)  Reports on Form 8-K:

     We filed no reports on Form 8-K during the quarter ended December 31, 1999.



* Incorporated by reference to the Registrant's Registration Statement on Form S-1 dated May 12, 1987, as amended.

** Incorporated by reference to the Registrant's Registration Statement on Form S-1 dated November 17, 1989, as amended.

*** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

**** Incorporated by reference to the Registrant's Registration Statement on Form S-1 dated June 30, 1995, as amended.

***** Incorporated by reference to the Registrant's Registration Statement on Form S-3 dated February 19, 1999.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PENN TREATY AMERICAN CORPORATION


Date:  March 28, 2000        By: /s/ Irving Levit

                                 -----------------------------------------------
                                     Irving Levit, Chairman of the Board,
                                     Chief Executive Officer and President
                                     (principal executive officer)


Date:  March 28, 2000        By: /s/ Cameron B. Waite
                                 -----------------------------------------------
                                     Cameron B. Waite, Chief Financial Officer
                                     (principal financial officer)

Date:  March 28, 2000        By: /s/ Michael F. Grill
                                 -----------------------------------------------
                                     Michael F. Grill, Treasurer
                                     (principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2000         By: /s/ Irving Levit
                                 ---------------------------------
                                     Irving Levit, Chairman of the
                                     Board and President

Date:  March 28, 2000        By: /s/ A.J. Carden
                                 ---------------------------------
                                     A.J. Carden, Executive Vice
                                     President and Director

Date:  March 28, 2000        By: /s/ Michael F. Grill
                                 ---------------------------------
                                     Michael F. Grill, Treasurer
                                     and Director

Date:  March 28, 2000        By: /s/ Domenic P. Stangherlin
                                 ---------------------------------
                                     Domenic P. Stangherlin,
                                     Director

Date:  March 28, 2000        By: /s/ Glen A. Levit
                                 ---------------------------------
                                     Glen A. Levit, Senior Vice
                                     President, and Director

Date:  March 28, 2000        By: /s/ Jack D. Baum
                                 ---------------------------------
                                     Jack D. Baum, Vice President,
                                     Director

Date:  March 28, 2000        By: /s/ Francis R. Grebe
                                 ---------------------------------
                                     Francis R. Grebe, Director

Date:  March 28, 2000        By: /s/ Alexander M. Clark
                                 ---------------------------------
                                     Alexander M. Clark, Director

Date:  March 28, 2000        By: /s/ David B. Trindle
                                 ---------------------------------
                                     David B. Trindle, Director

Date:  March 28, 2000        By: /s/ Sandra A. Kotsch
                                 ---------------------------------
                                     Sandra A. Kotsch, Secretary

                                   Exhibit 23


                       Consent of Independent Accountants




We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-38330, No.333-89927 and No. 333-89929) and the
Registration Statement on Form S-3 (No. 333-72649) of Penn Treaty American Corporation of our report dated March 17, 2000 relating to the financial statements, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP
------------------------------
    PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
March 28, 2000