Form 10-Q
period 2000-03-31
PENN TREATY AMERICAN CORP
filed 2000-05-15
CIK 814181

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of May 8, 2000 was 7,807,589.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Penn Treaty American Corporation is one of the leading providers of long-term nursing home and home health care insurance. Our Unaudited Consolidated Balance Sheets, Statements of Operations and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 7 of this report, respectively. Our financial statements represent the consolidation of our operations and our subsidiaries, Penn Treaty Network America Insurance Company ("Penn Treaty Network"), American Network Insurance Company ("American Network"), American Independent Network Insurance Company of New York ("American Independent"), Penn Treaty (Bermuda) Ltd. ("Penn Treaty (Bermuda)" (collectively "the Insurers"), United Insurance Group Agency, Inc. ("UIG"), Network Insurance Senior Health Divisision ("NISHD") and Senior Financial Consultants (collectively "the Agencies"), which are underwriters and marketers of long-term care insurance products. Penn Treaty Network is also an underwriter of life insurance products.


                         PENN TREATY AMERICAN CORPORATION
                                 AND SUBSIDIARIES
                             Condensed Balance Sheets
                              (amounts in thousands)
                                                                                      March 31         December 31,
                                                                                        2000               1999
                                                                                      --------         ------------
                                                                                     (unaudited)
                                      ASSETS
Investments:
  Bonds, available for sale at market (cost of $383,021 and $365,701, respectively)  $ 370,585          $ 353,688
  Equity securities at market value (cost of $19,089 and $17,853, respectively)         20,626             19,163
  Policy loans                                                                             158                150
                                                                                     ---------          ---------
Total investments                                                                      391,369            373,001
Cash and cash equivalents                                                               16,671             17,347
Property and equipment, at cost, less accumulated depreciation of
  $4,735 and $3,882, respectively                                                       11,078             10,614
Unamortized deferred policy acquisition costs                                          219,409            208,519
Receivables from agents, less allowance for
  uncollectable amounts of $199 and $199, respectively                                   2,267              2,713
Accrued investment income                                                                6,509              5,918
Federal income tax recoverable                                                           1,033              1,616
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $2,344 and $2,021, respectively                           28,049             22,357
Present value of future profits acquired                                                 2,663              2,767
Receivable from reinsurers                                                              15,028             15,070
Other assets                                                                            37,719             37,717
                                                                                     ---------            ------
    Total assets                                                                     $ 731,795          $ 697,639
                                                                                     =========          =========
                                   LIABILITIES
Policy reserves:
  Accident and health                                                                $ 282,987          $ 260,046
  Life                                                                                  12,306             12,167
Policy and contract claims                                                             142,056            137,534
Accounts payable and other liabilities                                                  14,201             12,887
Long-term debt                                                                          82,024             82,861
Deferred income taxes                                                                   34,150             33,459
                                                                                     ---------          ---------
    Total liabilities                                                                  567,724            538,954
                                                                                     ---------          ---------
Commitments and contingencies
                               SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding                  -                  -
Common stock, par value $.10; 25,000 shares authorized, 8,191 and 8,191 shares issued      819                819
Additional paid-in capital                                                              53,681             53,655
Accumulated other comprehensive income                                                  (7,193)            (7,064)
Retained earnings                                                                      123,469            117,980
                                                                                     ---------          ---------
                                                                                       170,776            165,390
Less 915 and 915, respectively, common shares held in treasury, at cost                 (6,705)            (6,705)
                                                                                     ---------          ---------
                                                                                       164,071            158,685
                                                                                     ---------          ---------
    Total liabilities and shareholders' equity                                       $ 731,795          $ 697,639
                                                                                     =========          =========

           See accompanying notes to consolidated financial statements.




                 PENN TREATY AMERICAN CORPORATION
                         AND SUBSIDIARIES
  Consolidated Statements of Operations and Comprehensive Income
                           (unaudited)
          (amounts in thousands, except per share data)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                          2000              1999
                                                                          ----              ----
 Revenue:
   Accident and health premiums                                         $ 84,947          $ 66,166
   Life premiums                                                           1,091               893
                                                                        --------          --------
                                                                          86,038            67,059

   Net investment income                                                   6,161             5,183
   Net realized capital gains                                              2,155               616
   Other income                                                            2,138             1,440
                                                                        --------          --------
                                                                          96,492            74,298
 Benefits and expenses:
   Benefits to policyholders                                              59,911            45,404
   Commissions                                                            25,286            21,608
   Net policy acquisition costs deferred                                 (10,890)          (11,070)
   General and administrative expense                                     11,073             9,842
   Reserve for claim litigation                                            1,500                 -
   Interest expense                                                        1,281             1,195
                                                                        --------          --------
                                                                          88,161            66,979
                                                                        --------          --------

 Income before federal income taxes                                        8,331             7,319
 Provision for federal income taxes                                        2,840             2,415
                                                                        --------          --------
     Net income                                                            5,491             4,904
                                                                        --------          --------

  Other comprehensive income:
     Unrealized holding gain (loss) arising during period                  1,959            (7,353)
     Income (tax) benefit from unrealized holdings                          (666)            2,500
     Reclassification adjustment for (gain) loss included in net income   (2,155)             (616)
     Income (tax) benefit from reclassification adjustment                   733               210
                                                                        --------          --------

     Comprehensive income                                                  5,362              (355)
                                                                        ========          =========

 Basic earnings per share                                               $   0.75            $ 0.65
 Diluted earnings per share                                             $   0.64            $ 0.56


 Weighted average number of shares outstanding                             7,277             7,583
 Weighted average number of shares outstanding (diluted)                   9,948            10,355

   See accompanying notes to consolidated financial statements.


          PENN TREATY AMERICAN CORPORATION
                  AND SUBSIDIARIES
       Consolidated Statements of Cash Flows
        for the Three Months Ended March 31,
                    (unaudited)
               (amounts in thousands)
                                                            2000          1999
                                                            ----          ----
Net cash flow from operating activities:
  Net income                                              $  5,491      $  4,904
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                          502           452
    Policy acquisition costs, net                          (10,890)      (11,070)
    Deferred income taxes                                      758           807
    Depreciation expense                                       220           216
    Net realized capital gains                              (2,155)         (616)
  Increase (decrease) due to change in:
    Receivables from agents                                    446            96
    Receivable from reinsurers                                  42          (344)
    Policy and contract claims                               4,522         5,656
    Policy reserves                                         23,080        15,950
    Accounts payable and other liabilities                   1,314         3,730
    Federal income taxes recoverable                           583           937
    Accrued investment income                                 (591)         (287)
    Other, net                                                 (69)       (1,431)
                                                          --------      --------
      Cash provided by operations                           23,253        19,000
Cash flow from (used in) investing activities:
  Net cash purchase of subsidiary                           (6,000)       (9,194)
  Proceeds from sales of bonds                              18,501        12,190
  Proceeds from sales of equity securities                   7,535         3,236
  Maturities of investments                                  4,207         2,869
  Purchase of bonds                                        (38,521)      (32,282)
  Purchase of equity securities                             (8,130)       (3,352)
  Acquisition of property and equipment                       (684)          608)
                                                          --------      --------
      Cash used in investing                               (23,092)      (27,141)
Cash flow from (used in) financing activities:
  Proceeds from exercise of stock options                        -             6
  Repayments of long-term debt                                (837)          (23)
                                                          --------      --------
      Cash used in financing                                  (837)          (17)
                                                          --------      --------
Decrease in cash and cash equivalents                         (676)       (8,158)
Cash balances:
  Beginning of period                                       17,347        38,402
                                                          --------      --------
  End of period                                           $ 16,671      $ 30,244
                                                          ========      ========

  Acquisition of subsidiary with note payable             $      -      $ (7,167)
                                                          ========      ========

             See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED  FINANCIAL  STATEMENTS
March 31, 2000
(unaudited)
(amounts in thousands, except per share data)

The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 1999 of Penn Treaty American Corporation (the "Company").

In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods. Certain prior period amounts have been reclassified to conform to current period presentation.

1.       Investments

         Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of March 31, 2000, shareholders' equity was decreased by $7,193 due to unrealized losses of $10,899 in the investment portfolio. As of December 31, 1999, shareholders' equity was decreased by $7,064 due to unrealized losses of $10,703 in the investment portfolio.

         The amortized cost and estimated market value of investments available for sale as of March 31, 2000 and December 31, 1999 are as follows:


                                                March 31, 2000                       December 31, 1999
                                                --------------                       -----------------
                                           Amortized      Estimated              Amortized       Estimated
                                             Cost        Market Value               Cost       Market Value
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                          $ 120,335      $ 118,778              $ 118,547       $ 116,698

   Obligations of states and
     political sub-divisions                     572            572                    571             575

   Mortgage backed securities                 21,419         20,409                 20,888          20,126

   Debt securities issued by
    foreign governments                       17,501         17,589                 18,533          17,599

   Corporate securities                      223,194        213,237                207,162         198,690

   Equities                                   19,089         20,626                 17,853          19,163

   Policy Loans                                  158            158                    150             150
                                            --------      ---------              ---------       ---------

   Total Investments                       $ 402,268      $ 391,369              $ 383,704       $ 373,001
                                           =========      =========             ==========       =========

   Net unrealized gain (loss)                (10,899)                              (10,703)
                                           ---------                              --------

                                           $ 391,369                             $ 373,001
                                           =========                             =========

2.       New Accounting Principle:

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 "Deferral of the Effective Date of FAS 133", which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are currently evaluating the impact of SFAS No. 133 as relates to the embedded option value of our investments in convertible bonds.

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

         The Pennsylvania Insurance Department has adopted the Codification guidance, effective January 1, 2001. The New York Insurance Department has not yet adopted the Codification guidance. The Company has not estimated the effect of the Codification guidance upon its financial condition or results of operations.

4.       Acquisition of Business:

         On January 10, 2000, PTNA entered a purchase agreement to acquire all of the common stock of Network Insurance Senior Health Division (NISHD), a Florida brokerage insurance agency. The acquisition was effective January 1, 2000, for cash of $6,000. The acquisition is accounted for as a purchase, for which the Company recorded $6,000 of goodwill, to be amortized over 20 years. The proforma effect of consolidating the financial results of NISHD prior to 2000 would be immaterial to the Company's financial condition or results of operations.

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


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2000             1999
                                                     ----             ----
Net income                                         $ 5,491          $ 4,904
Weighted average common shares outstanding           7,277            7,583
Basic earnings per share                           $  0.75          $  0.65
                                                   =======          =======

Net income                                         $ 5,491          $ 4,904
Adjustments net of tax:
     Interest expense on convertible debt              770              783
     Amortization of debt offering costs                60               61
                                                   -------          -------
Diluted net income                                 $ 6,321          $ 5,748
                                                   =======          =======

Weighted average common shares outstanding           7,277            7,583
Common stock equivalents due to dilutive
     effect of stock options                            43              144
Shares converted from convertible debt               2,628            2,628
                                                   -------          -------
Total outstanding shares for diluted earnings
     per share computation                           9,948           10,355
Diluted earnings per share                         $  0.64          $  0.56
                                                   =======          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care, Medicare supplement and long-term disability insurance. Our underwriting practices rely upon the base of experience, which we have developed over 28 years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, we have encouraged the purchase of both nursing home care and home health care coverage, and have introduced new life insurance products as well, thus providing policyholders with enhanced protection while broadening our policy base.

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

Deferred acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses that are directly related to and vary with the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred acquisition costs is determined using the same projected actuarial assumptions used in computing policy reserves. Deferred acquisition costs can be affected by unanticipated termination of policies because, upon such unanticipated termination, we are required to expense fully the deferred acquisition costs associated with the terminated policy.

The number of years a policy has been in effect. Claims costs tend to be higher on policies that have been in-force for a longer period of time. As the policy ages, it is more likely that the insured will need services covered by the policy. However, the longer the policy is in effect, the more premium we will receive.

Investment income. Our investment portfolio consists primarily of high-grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the longevity of our investment portfolio duration (approximately 5.0 years), investment interest income does not immediately reflect changes in market interest rates. However, we are susceptible to changes in market rates when cash flows from maturing investments are reinvested at prevailing market rates. As of March 31, 2000, approximately 5.3% of our invested assets were committed to high quality large capitalization common stocks and preferred stocks of smaller corporations.

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

Three Months Ended March 31, 2000 and 1999
(amounts in  thousands, except per share data)

Premiums. Total premium revenue earned in the three month period ended March 31, 2000 ("the 2000 quarter"), including long-term care, disability, life and Medicare supplement, increased 28.3% to $86,038, compared to $67,059 in the same period in 1999 ("the 1999 quarter").

         First year long-term care premiums earned in the 2000 quarter increased 16.6% to $24,671, compared to $21,150 in the 1999 quarter. We attribute our growth to continued improvements in product offerings, which competitively meet the needs of the long-term care marketplace, and growth from recent expansion into new states, such as New Jersey, Connecticut and New York. In addition, we introduced our group plan in the 2000 quarter, which offers long-term care insurance to group members on a guaranteed acceptance basis. This plan generated approximately $1,650 of additional premium in the 2000 quarter.

         Renewal premiums earned in the 2000 quarter increased 33.7% to $60,659, compared to $45,357 in the 1999 quarter. Renewal long-term care premiums earned in the 2000 quarter increased 36.3% to $57,155, compared to $41,919 in the 1999 quarter. This increase reflects renewals of a larger base of in-force policies, as well as a continued increase in policyholder persistency.

Net Investment Income. Net investment income earned for the 2000 quarter increased 18.9% to $6,161, from $5,183 for the 1999 quarter. Management attributes this growth to more invested assets as a result of higher established reserves. Investment income is reduced, however, by our use of invested cash for the acquisition of NISHD on January 1, 2000.

Net Realized Capital Gains. During the 2000 quarter, we recognized capital gains of $2,155, compared to gains of $616 in the 1999 quarter. The gains in both periods were recorded as a result of our normal investment management operations.

Other Income. We recorded $2,138 in other income during the 2000 quarter, up from $1,440 in the 1999 quarter. The increase is attributable to an increase of commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers and to income generated from corporate owned life insurance policies.

Benefits to Policyholders. Total benefits to policyholders in the 2000 quarter increased 32.0% to $59,911, compared to $45,404 in the 1999 quarter. Our loss ratio, or policyholder benefits to premiums, was 69.6% in the 2000 quarter, compared to 67.7% in the 1999 quarter. This ratio is expected to grow as the percentage of new business premium to total premium decreases. As discussed under "Premiums," new premium in the 2000 quarter grew less as a percentage of the total portfolio than in prior periods, causing the loss ratio to increase.

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

Commissions. Commissions to agents increased 17.0% to $25,286 in the 2000 quarter, compared to $21,608 in the 1999 quarter.

         First year commissions on accident and health business in the 2000 quarter increased 11.2% to $16,061, compared to $14,446 in the 1999 quarter, due to the increase in first year accident and health premiums and to the issuance of policies to younger applicants, for which we typically pay a higher first year commission rate. Commission growth is lower than premium growth as no commission was paid for our new group policies. The ratio of first year accident and health commissions to first year accident and health premiums was 64.8% in the 2000 quarter and 67.8% in the 1999 quarter.

         Renewal commissions on accident and health business in the 2000 quarter increased 38.1% to $9,221, compared to $6,679 in the 1999 quarter, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.7% in the 2000 quarter and 15.5% in the 1999 quarter.

         Commission expense during the 2000 quarter was reduced by the netting of $869 from United Insurance Group and NISHD override commissions paid to those companies by affiliated insurers. During the 1999 quarter, commissions were reduced by $550.

Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 2000 quarter decreased 1.6% to $10,890, compared to $11,070 in the 1999 quarter.

         Deferred costs are typically all costs that are directly related to, and vary with, the acquisition of new premiums. These costs include the variable portion of commissions, which are defined as the first year commission rate less ultimate renewal commission rates, and variable general and administrative expenses related to policy underwriting. Deferred costs are amortized over the life of the policy based upon actuarial assumptions, including persistency of policies in-force. In the event a policy lapses prematurely due to death or termination of coverage, the remaining unamortized portion of the deferred amount is immediately recognized as expense in the current period.

General and Administrative Expenses. General and administrative expenses in the 2000 quarter increased 12.5% to $11,073, compared to $9,842 in the 1999 quarter. The 2000 and 1999 quarters include $2,154 and $1,910, respectively of general and administrative expenses related to United Insurance Group expense. Management believes that current cost savings initiatives, such as remote office consolidation and outsourcing of certain administrative functions, has reduced the level of expenses (excluding UIG and goodwill amortization) as a percentage of premiums, which declined to 10.0% in the 2000 quarter, compared to 11.4% in the 1999 quarter.

Reserve for Claim Litigation. Subsequent to the end of the 2000 quarter, we were notified that a jury awarded a compensatory judgement of $24 and a punitive award of $2,000 in favor of the plaintiff against one of our subsidiaries in a disputed claim case. We are vigorously pursuing all of our legal rights and remedies to reverse or substantially reduce this award, including motion for remittiter, post trial motions and appeal. In the event that our efforts are unsuccessful in full or in part to reduce the award, we established a $1,500 litigation reserve for the potential future payment of this judgement.

Provision for Federal Income Taxes. Our provision for federal income taxes for the 2000 quarter increased 17.6% to $2,840, compared to $2,415 for the 1999 quarter. The effective tax rates of 34.1% and 33.0% in the 2000 quarter and the 1999 quarter, respectively, are below the normal federal corporate rate as a result of credits from the small life insurance company deduction, as well as our investments in tax-exempt bonds and from dividends received that are partially exempt from taxation, which are partially offset by non-deductible goodwill amortization.

Comprehensive Income. During the 2000 quarter, our investment portfolio generated pre-tax, unrealized gains of $1,959, compared to the 1999 quarter period unrealized losses of $7,353. After accounting for deferred taxes from these gains, shareholders' equity increased by $5,362 from comprehensive income during the 2000 quarter, compared to comprehensive losses of $355 in the 1999 quarter.


Liquidity and Capital Resources

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

         Statutory requirements allow insurers to pay dividends only from statutory earnings as approved by the state insurance commissioners. Statutory earnings are generally lower than publicly-reported earnings due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. We have not and do not intend to pay shareholder dividends in the near future due to these requirements, choosing to retain statutory surplus to support continued premium growth

         In the 2000 quarter, our cash flows were attributable to cash provided by operations, cash used in investing and cash used in financing. Our cash decreased $676 in the 2000 quarter primarily due to the purchase of $46,651 in bonds and equity securities and $6,000 cash used for the purchase of NISHD. Cash was provided primarily from the maturity and sale of $30,243 in bonds and equity securities. These sources of funds were supplemented with $23,253 from operations. The major provider of cash from operations was premium revenue used to fund reserve additions of $27,602.

         Our cash decreased $8,158 in the 1999 quarter primarily due to the acquisition of $35,634 in bonds and equity securities. The use of these funds more than offset $19,000 from operations and $18,295 provided from the sale and maturity of bonds and equity securities. The major provider of cash from operations was premium revenue used to fund reserve increases of $21,606. We also used $9,194 in cash to purchase United Insurance Group in the 1999 quarter.

         We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. At March 31, 2000, the market value of our bond portfolio represented 96.8% of our cost, with a current unrealized loss of $12,436. Our equity portfolio exceeded cost by $1,537 at March 31, 2000. Our equity portfolio exceeded cost by $1,310 at December 31, 1999 and the market value of our bond portfolio was below our cost by $12,013.

          As of March 31, 2000, shareholders' equity was decreased by $7,193 due to unrealized losses of $10,899 in the investment portfolio. As of December 31, 1999, shareholders' equity was decreased by $7,064 due to unrealized losses of $10,703 in the investment portfolio.

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

         On January  1, 1999,  we  purchased  all of the common  stock of United
Insurance Group, a Michigan based consortium of long-term care insurance agencies, for the amount of $18,192. As part of the purchase, we issued a note payable for $8,078, which was in the form of a three-year zero-coupon installment note. The installment note, after discounting for imputed interest, was recorded as a note payable of $7,167, with a current outstanding balance of $5,554 at March 31, 2000. The remainder of the purchase was for cash.

         Our company consists of the Insurers, the Agencies and a non-insurer parent company, Penn Treaty American Corporation (the "Parent"). The Parent directly controls 100% of the voting stock of the Insurers. In the event the Parent is unable to meet its financial obligations, becomes insolvent, or discontinues operations, the Insurers' financial condition and results of operations could be materially affected.

         The Parent currently has the obligation of making semi-annual interest payments attributable to its convertible debt. In that the dividend ability of the subsidiaries is restricted, the Parent must rely on its own liquidity and cash flows to make all required interest installments. Management believes that the Parent holds sufficient liquid funds from its current investments, dividend capabilities of United Insurance Group and NISHD and from its line of credit to meet its obligations for the foreseeable future.

         We believe that our insurance subsidiaries' capital and surplus presently meet or exceed the requirements in all jurisdictions in which they are licensed. Our continued growth is dependent upon our ability to (1) continue marketing efforts to expand our historical markets, (2) continue to expand our network of agents and effectively market our products and (3) fund such marketing and expansion while at the same time maintaining minimum statutory levels of capital and surplus required to support such growth. Management believes that the funds necessary to accomplish the foregoing, including funds required to maintain adequate levels of statutory surplus in our insurance subsidiaries, can be met through 2000 by funds generated from non-insurance subsidiary dividends, current and future financial reinsurance transactions, off-shore reinsurance through Penn Treaty (Bermuda) and the availability of our line of credit facility. We expect future capital market activities will be necessary to support our ongoing growth, but continue to seek alternative measures. If alternative measures to support our growth are unsuccessful, we believe that additional capital would be required as early as 2001.

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

         Certain information presented in this filing constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others, the adequacy of our loss reserves and our ability to meet statutory surplus requirements (especially in light of our recent growth), our ability to comply with government regulations, the ability of senior citizens to purchase our products given the increasing costs of health care, our ability to defend ourselves against adverse litigation, the modality of premium revenue and our ability to expand our network of productive independent agents. For additional information, please refer to "Overview" and our reports filed with the Securities and Exchange Commission.


New Accounting Principle

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 "Deferral of the Effective Date of FAS 133", which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are currently evaluating the impact of SFAS No. 133 as relates to the embedded option value of our investments in convertible bonds.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

         We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 77.0% of total liabilities and reinsurance receivables on unpaid losses represent 2.1% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

         The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of March 31, 2000, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

         If interest rates had increased by 100 basis points, there would have been an approximate $11,887,000 decrease in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at March 31, 2000 would have resulted in an approximate $22,799,000 decrease in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been an approximate $12,964,000 and $27,118,000 net increase, respectively, in the net fair value of our total investments and debt.

         We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that our minimal invested amount in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict their possible impact to our investment income from the hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of March 31, 2000.


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         The Insurers are parties to various lawsuits generally arising in the normal course of their insurance business.

         During the second quarter 1999, we filed a lawsuit in state court, naming IBM and others, for breach of contract and other claims. The lawsuit, filed June 28, 1999, in the Court of Common Pleas in Lehigh County, Pennsylvania, names IBM, Tangent International Computer Consultants, Inc. of New York and The Outsourcing Partnership LLC of Pennsylvania, and seeks damages for alleged misrepresentations concerning its LifePro computer software.

         Subsequent to the end of the first quarter 2000, we were notified that a jury awarded a compensatory judgement of $24,000 and a punitive award of $2,000,000 in favor of the plaintiff against one of our subsidiaries in a disputed claim case. We are vigorously pursuing all of our legal rights and remedies to reverse or substantially reduce this award, including motion for remittiter, post trial motions and appeal.

         We do not believe that the eventual outcome of any of the suits to which we are currently a party will have a material adverse effect on our financial condition or results of operations. However, the outcome of any single event could have a material impact upon the quarterly or annual financial results of the period in which it occurs.

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K:

         Network Insurance Senior Health Division Stock Purchase.

         Notification of jury assessment of punitive damage award.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PENN TREATY AMERICAN CORPORATION
                                   --------------------------------
                                   Registrant


Date:   May 14, 2000               /s/ Irving Levit
        ------------               ----------------------------------------
                                       Irving Levit
                                       Chairman of the Board, President and
                                       Chief Executive Officer

Date:   May 14, 2000               /s/ Cameron B. Waite
        ------------               ----------------------------------------
                                       Cameron B. Waite
                                       Chief Financial Officer