Form 10-Q
period 2000-06-30
PENN TREATY AMERICAN CORP
filed 2000-08-14
CIK 814181

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of August 11, 2000 was 7,809,384.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Penn Treaty American Corporation is one of the leading providers of long-term nursing home and home health care insurance. Our Unaudited Consolidated Balance Sheets, Statements of Operations and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 8 of this report. Our financial statements represent the consolidation of our operations and our subsidiaries, Penn Treaty Network America Insurance Company ("Penn Treaty Network"), American Network Insurance Company ("American Network"), American Independent Network Insurance Company of New York ("American Independent"), Penn Treaty (Bermuda) Ltd. ("Penn Treaty (Bermuda)") (collectively "the Insurers"), United Insurance Group Agency, Inc. ("United Insurance Group"), Network Insurance Senior Health Division ("NISHD") and Senior Financial Consultants (collectively "the Agencies"), which are underwriters and marketers of long-term care insurance products. Penn Treaty Network is also an underwriter of life insurance products.


                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (amounts in thousands)
                                                                                       June 30,      December 31,
                                                                                         2000           1999
                                                                                         ----           ----
                                                                                      (unaudited)
                    ASSETS
Investments:
  Bonds, available for sale at market (cost of $406,714 adn $365,701, respectively)    $390,109       $353,688
  Equity securities at market value (cost of $18,557 and $17,853, respectively)          20,543         19,163
  Policy loans                                                                              163            150
                                                                                       --------       --------
Total investments                                                                       410,815        373,001
Cash and cash equivalents                                                                13,063         17,347
Property and equipment, at cost, less accumulated depreciation of
  $5,024 and $4,515, respectively                                                        11,833         10,614
Unamortized deferred policy acquisition costs                                           231,499        208,519
Receivables from agents, less allowance for
  uncollectable amounts of $199 and $199, respectively                                    2,509          2,713
Accrued investment income                                                                 6,568          5,918
Federal income tax recoverable                                                              223          1,616
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $2,578 and $2,021, respectively                            27,800         22,357
Present value of future profits acquired                                                  2,559          2,767
Receivable from reinsurers                                                               14,969         15,070
Other assets                                                                             37,781         37,717
                                                                                       --------       --------
    Total assets                                                                       $759,619       $697,639
                                                                                       ========       ========
                  LIABILITIES
Policy reserves:
  Accident and health                                                                  $306,043       $260,046
  Life                                                                                   12,530         12,167
Policy and contract claims                                                              148,246        137,534
Accounts payable and other liabilities                                                   10,823         12,887
Long-term debt                                                                           82,006         82,861
Deferred income taxes                                                                    33,530         33,459
                                                                                       --------       --------
    Total liabilities                                                                   593,178        538,954
                                                                                       --------       --------
Commitments and contingencies
             SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized,none outstanding                    -              -
Common stock, par value $.10; 25,000 shares authorized, 8191 and 8,191 shares issued        819            819
Additional paid-in capital                                                               53,716         53,655
Accumulated other comprehensive income                                                   (9,648)        (7,064)
Retained earnings                                                                       128,259        117,980
                                                                                       --------       --------
                                                                                         73,146        165,390
Less 915 and 915, respectively, common shares held in treasury, at cost                  (6,705)        (6,705)
                                                                                       --------       --------
                                                                                        166,441        158,685
                                                                                       --------       --------
    Total liabilities and shareholders' equity                                         $759,619       $697,639
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

                                                                         Three Months Ended June 30,  Six Months Ended June 30,
                                                                         --------------------------   ------------------------
                                                                               2000        1999          2000        1999
                                                                               ----        ----          ----        ----
 Revenue:
   Premium revenue                                                           $ 86,825    $ 72,142      $172,863    $139,201
   Net investment income                                                        6,636       5,571        12,797      10,754
   Net realized capital gains                                                  (1,414)      3,227           741       3,843
   Other income                                                                 2,222       1,657         4,360       3,097
                                                                             --------    --------      --------    --------
                                                                               94,269      82,597       190,761     156,895
 Benefits and expenses:
   Benefits to policyholders                                                   59,488      49,305       119,399      94,709
   Commissions                                                                 26,086      23,872        51,372      45,480
   Net policy acquisition costs deferred                                      (12,090)    (12,388)      (22,980)    (23,458)
   General and administrative expense                                          12,261       9,805        23,334      19,647
   Loss due to impairment of property and equipment                                 -       2,799             -       2,799
   Reserve for claim litigation                                                     -           -         1,500           -
   Interest expense                                                             1,281       1,383         2,562       2,578
                                                                             --------    --------      --------    --------
                                                                               87,026      74,776       175,187     141,755
                                                                             --------    --------      --------    --------

 Income before federal income taxes                                             7,243       7,821        15,574      15,140
 Provision for federal income taxes                                             2,455       2,581         5,295       4,996
                                                                             --------    --------      --------    --------
     Net income                                                                 4,788       5,240        10,279      10,144
                                                                             --------    --------      --------    --------

  Other comprehensive income:
     Unrealized holding gain (loss) arising during period                      (5,134)     (5,692)       (3,175)    (13,045)
     Income (tax) benefit from unrealized holdings                              1,746       1,936         1,080       4,435
     Reclassification adjustment for (gain) loss included in net income         1,414      (3,227)         (741)     (3,843)
     Income (tax) benefit from reclassification adjustment                       (481)      1,097           252       1,307
                                                                             --------     --------      --------    --------

     Comprehensive income                                                    $  2,333    $  (646)      $  7,695    $ (1,002)
                                                                             ========    ========      ========    ========


 Basic earnings per share                                                    $   0.66    $   0.69      $   1.41    $   1.34
 Diluted earnings per share                                                  $   0.56    $   0.59      $   1.20    $   1.14


 Weighted average number of shares outstanding                                  7,277       7,585         7,277       7,584
 Weighted average number of shares outstanding (diluted)                        9,976      10,382         9,963      10,369

          See accompanying notes to consolidated financial statements.


                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        for the Six Months Ended June 30,
                                   (unaudited)
                             (amounts in thousands)
                                                               2000        1999
                                                               ----        ----
Net cash flow from operating activities:
  Net income                                                 $ 10,279    $ 10,144
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                             855         882
    Policy acquisition costs, net                             (22,980)    (23,458)
    Deferred income taxes                                       1,402       2,178
    Depreciation expense                                          509         304
    Net realized capital gains                                   (741)     (3,843)
    Realized loss on disposal of property and equipment             -       2,799
  Increase (decrease) due to change in:
    Receivables from agents                                       204         754
    Receivable from reinsurers                                    101        (833)
    Policy and contract claims                                 10,712      10,590
    Policy reserves                                            46,360      38,209
    Accounts payable and other liabilities                     (2,064)      2,349
    Federal income taxes recoverable                            1,393       1,385
    Accrued investment income                                    (650)       (289)
    Other, net                                                    (28)     (1,432)
                                                             --------    --------
      Cash provided by operations                              45,352      39,739
Cash flow from (used in) investing activities:
  Net cash purchase of subsidiary                              (6,000)     (9,194)
  Proceeds from sales of bonds                                 57,671      34,525
  Proceeds from sales of equity securities                     15,527      16,412
  Maturities of investments                                     7,976       2,897
  Purchase of bonds                                          (105,684)    (61,226)
  Purchase of equity securities                               (16,550)    (15,093)
  Acquisition of property and equipment                        (1,728)     (1,088)
                                                             --------    --------
      Cash used in investing                                  (48,788)    (32,767)
Cash flow (used in) from financing activities:
  Proceeds from exercise of stock options                           7          31
  Repayments of long-term debt                                   (855)        (23)
                                                             --------    --------
      Cash (used in) from financing                              (848)          8
                                                             --------           -
(Decrease) increase in cash and cash equivalents               (4,284)      6,980
Cash balances:
  Beginning of period                                          17,347      38,402
                                                             --------    --------
  End of period                                              $ 13,063    $ 45,382
                                                             ========    ========
  Acquisition of subsidiary with note payable                $      -    $ (7,167)
                                                             ========    ========

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(unaudited)
(amounts in thousands, except per share data)

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

1.   Investments

     Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of June 30, 2000, shareholders' equity was decreased by $9,648 due to unrealized losses of $14,619 in the investment portfolio. As of December 31, 1999, shareholders' equity was decreased by $7,064 due to unrealized losses of $10,703 in the investment portfolio.

     The amortized cost and estimated market value of investments available for sale as of June 30, 2000 and December 31, 1999 are as follows:

                                               June 30, 2000                        December 31, 1999
                                               -------------                        -----------------
                                          Amortized       Estimated              Amortized       Estimated
                                            Cost         Market Value              Cost         Market Value
                                            ----         ------------              ----         ------------
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                         $124,129        $122,613               $118,547        $116,698

   Obligations of states and
     political sub-divisions                   572             573                    571             575

   Mortgage backed securities               14,843          14,198                 20,888          20,126

   Debt securities issued by
    foreign governments                     17,185          17,226                 18,533          17,599

   Corporate securities                    249,985         235,499                207,162         198,690

   Equities                                 18,557          20,543                 17,853          19,163

   Policy Loans                                163             163                    150             150
                                          --------        --------               --------        --------

   Total Investments                      $425,434        $410,815               $383,704        $373,001
                                          ========        ========               ========        ========

   Net unrealized gain (loss)              (14,619)                               (10,703)
                                          --------                               --------

                                         $ 410,815                              $ 373,001
                                         ==========                             =========

2.   New Accounting Principle:


     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 "Deferral of the Effective Date of FAS 133", which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact of SFAS No. 133 as relates to the embedded option values in its investment portfolio.

3.   Statutory Regulation:

     In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas.

         The Pennsylvania Insurance Department has adopted the Codification guidance, effective January 1, 2001. The New York Insurance Department continues to evaluate adoption of sections of Codification that do not conflict with New York law. The Company has not estimated the effect of the Codification guidance upon its financial condition or results of operations.

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

                                                   Three Months Ended June 30,  Six Months Ended June 30,
                                                   --------------------------   ------------------------
                                                       2000          1999          2000          1999
                                                       ----          ----          ----          ----
Net income                                           $ 4,788       $ 5,240       $10,279       $10,144
Weighted average common shares outstanding             7,277         7,585         7,277         7,584
Basic earnings per share                             $  0.66       $  0.69       $  1.41       $  1.34
                                                     =======       =======       =======       =======

Net income                                           $ 4,788       $ 5,240       $ 10,279      $10,144
Adjustments net of tax:
     Interest expense on convertible debt                772           783          1,542        1,565
     Amortization of debt offering costs                  60            61            120          122
                                                     -------       -------       --------      -------
Diluted net income                                   $ 5,620       $ 6,084       $ 11,941      $11,831
                                                     =======       =======       ========      =======

Weighted average common shares outstanding             7,277         7,585          7,277         7,584
Common stock equivalents due to dilutive
     effect of stock options                              71           169             58           157
Shares converted from convertible debt                 2,628         2,628          2,628         2,628
                                                     -------       -------         ------      --------
Total outstanding shares for diluted earnings
     per share computation                             9,976        10,382          9,963       10,369
Diluted earnings per share                           $  0.56       $  0.59         $ 1.20      $  1.14
                                                     =======       =======        =======      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operaitons.

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

     Our results of operations are affected significantly by the following factors:

Level of  required  reserves  for  policies  in-force.  The  amount of  reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. Claim reserves reflect actual experience through the most recent time period and policy reserves reflect expectations of claims related to a block of business over its entire life. We compare actual experience with estimates and adjust our reserves on the basis of such comparisons. Revisions to reserves are reflected in our current results of operations through benefits to policyholders' expense.

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

Investment income. Our investment portfolio consists primarily of high-grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the longevity of our investment portfolio duration (approximately 5.0 years), investment interest income does not immediately reflect changes in market interest rates. However, we are susceptible to changes in market rates when cash flows from maturing investments are reinvested at prevailing market rates. As of June 30, 2000, approximately 5.0% of our invested assets were committed to high quality large capitalization common stocks and preferred stocks of smaller corporations.

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

Three  Months  Ended June 30, 2000 and 1999
(amounts in  thousands, except per share data)

Premiums. Total premium revenue earned in the three month period ended June 30, 2000 ("the 2000 quarter"), including long-term care, disability, life and Medicare supplement, increased 20.4% to $86,825, compared to $72,142 in the same period in 1999 ("the 1999 quarter").

     First year long-term care premiums earned in the 2000 quarter increased 5.2% to $24,824, compared to $23,589 in the 1999 quarter. We attribute our growth to continued improvements in product offerings, which competitively meet the needs of the long-term care marketplace, and growth from recent expansion into new states, such as New Jersey, Connecticut and New York.

     Renewal premiums earned in the 2000 quarter increased 28.5% to $61,757, compared to $48,062 in the 1999 quarter. Renewal long-term care premiums earned in the 2000 quarter increased 29.7% to $58,494, compared to $45,136 in the 1999 quarter. This increase reflects renewals of a larger base of in-force policies, as well as a continued increase in policyholder persistency.

Net Investment Income. Net investment income earned for the 2000 quarter increased 19.1% to $6,636, from $5,571 for the 1999 quarter. Management attributes this growth to more invested assets as a result of higher established reserves, as well as higher interest rates achieved on newly invested funds.

Net Realized Capital Gains (Losses). During the 2000 quarter, we recognized capital losses of $1,414, compared to gains of $3,227 in the 1999 quarter. The 2000 quarter losses resulted primarily from the sale of a portion of our convertible bond portfolio, which occurred as a result of increasing interest rates and volatility in the underlying common stock of these bonds. The funds from these sales were subsequently invested in similar investments.

Other Income. We recorded $2,222 in other income during the 2000 quarter, up from $1,657 in the 1999 quarter. The increase is primarily attributable to an increase of commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers and to income generated from corporate owned life insurance policies.

Benefits to Policyholders. Total benefits to policyholders in the 2000 quarter increased 20.7% to $59,488, compared to $49,305 in the 1999 quarter. Our loss ratio, or policyholder benefits to premiums, was 68.5% in the 2000 quarter, compared to 68.3% in the 1999 quarter. This ratio is expected to grow as the percentage of new business premium to total premium decreases. As discussed under "Premiums," new premium in the 2000 quarter grew less as a percentage of the total portfolio than in prior periods, causing the loss ratio to increase.

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

Commissions. Commissions to agents increased 9.3% to $26,086 in the 2000 quarter, compared to $23,872 in the 1999 quarter.

     First year commissions on accident and health business in the 2000 quarter decreased .2% to $16,312, compared to $16,343 in the 1999 quarter. The ratio of first year accident and health commissions to first year accident and health premiums was 65.4% in the 2000 quarter and 69.0% in the 1999 quarter. The mix of policyholder issue ages for new business affects the percentage of commissions paid for new business due to our age-scaled commission rates. Generally, younger policyholder sales receive a higher commission percentage.

     Renewal commissions on accident and health business in the 2000 quarter increased 35.6% to $9,596, compared to $7,077 in the 1999 quarter, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 16.1% in the 2000 quarter and 15.3% in the 1999 quarter.

     Commission expense during the 2000 quarter was reduced by the netting of $1,227 from override commissions paid to the Agencies by affiliated insurers. During the 1999 quarter, commissions were reduced by $519.

Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 2000 quarter decreased 2.4% to $12,090, compared to $12,388 in the 1999 quarter.

     Deferred costs are typically all costs that are directly related to, and vary with, the acquisition of policies. These costs include the variable portion of commissions, which are defined as the first year commission rate less ultimate renewal commission rates, and variable general and administrative expenses related to policy underwriting. Deferred costs are amortized over the life of the policy based upon actuarial assumptions, including persistency of policies in-force. In the event a policy lapses prematurely due to death or termination of coverage, the remaining unamortized portion of the deferred amount is immediately recognized as expense in the current period.

General and Administrative Expenses. General and administrative expenses in the 2000 quarter increased 25.0% to $12,261, compared to $9,805 in the 1999 quarter. The 2000 and 1999 quarters include $2,102 and $1,955, respectively of general and administrative expenses related to United Insurance Group expense. Management attributes much of its expense growth to printing and distribution costs related to its new group product line and newer policy forms. In addition, management believes that current cost savings initiatives, such as remote office consolidation and outsourcing of certain administrative functions, has reduced the level of overall expenses (excluding United Insurance Group and goodwill amortization) as a percentage of premiums.

Loss Due to Impairment of Property and Equipment. During the 1999 quarter, we determined to discontinue our planned implementation of our LifePro computer system. At June 30, 1999, we had capitalized $2,799 of expenditures related to this project, including licensing costs and fees paid to outside parties for system development and implementation. As the system was not yet placed in service, none of these costs had previously been depreciated on our Consolidated Statements of Operations and Comprehensive Income. Upon determining not to utilize these fixed assets, their value became fully impaired and we recognized the entire amount as current period expense.

     In conjunction with our decision to discontinue our implementation project, we filed suit against the software manufacturer and several consultants, alleging misrepresentations by all accused parties regarding the system's capabilities and ability to meet our expectations. The suit is still is process.

Provision for Federal Income Taxes. Our provision for federal income taxes for the 2000 quarter decreased 4.9% to $2,455, compared to $2,581 for the 1999 quarter. The effective tax rates of 33.9% and 33.0% in the 2000 quarter and the 1999 quarter, respectively, are below the normal federal corporate rate as a result of credits from the small life insurance company deduction, as well as our investments in tax-exempt bonds, corporate owned life insurance and from dividends received that are partially exempt from taxation, which are partially offset by non-deductible goodwill amortization.

Comprehensive Income. During the 2000 quarter, our investment portfolio generated pre-tax, unrealized losses of $3,720, compared to the 1999 quarter period unrealized losses of $8,919. After accounting for deferred taxes from these losses, shareholders' equity increased by $2,333 from comprehensive income during the 2000 quarter, compared to comprehensive losses of $646 in the 1999 quarter.


Six Months Ended June 30, 2000 and 1999
(amounts in thousands, except per share data)

Premiums. Total premium revenue earned in the six month period ended June 30, 2000 ("the 2000 period"), including long-term care, disability, life and Medicare supplement, increased 24.2% to $172,863, compared to $139,201 in the same period in 1999 ("the 1999 period").

     First year long-term care premiums earned in the 2000 period increased 10.6% to $49,495, compared to $44,739 in the 1999 period. We attribute our growth to continued improvements in product offerings, which competitively meet the needs of the long-term care marketplace, and growth from recent expansion into new states, such as New Jersey, Connecticut and New York. In addition, we introduced our group plan in the 2000 period, which offers long-term care insurance to group members on a guaranteed acceptance basis. This plan generated approximately $1,650 of additional premium in the 2000 period.

     Renewal premiums earned in the 2000 period increased 31.0% to $122,416, compared to $93,419 in the 1999 period. Renewal long-term care premiums earned in the 2000 period increased 33.4% to $116,099, compared to $87,055 in the 1999 period. This increase reflects renewals of a larger base of in-force policies, as well as a continued increase in policyholder persistency.

Net Investment Income. Net investment income earned for the 2000 period increased 19.0% to $12,797, from $10,754 for the 1999 period. Management attributes this growth to more invested assets as a result of higher established reserves. Investment income is reduced, however, by our use of invested cash for the acquisition of NISHD on January 1, 2000.

Net Realized Capital Gains. During the 2000 period, we recognized capital gains of $741, compared to gains of $3,843 in the 1999 period. The gains in both periods were recorded as a result of our normal investment management operations.

Other Income. We recorded $4,360 in other income during the 2000 period, up from $3,097 in the 1999 period. The increase is attributable to an increase of commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers and to income generated from corporate owned life insurance policies.

Benefits to Policyholders. Total benefits to policyholders in the 2000 period increased 26.1% to $119,399, compared to $94,709 in the 1999 period. Our loss ratio, or policyholder benefits to premiums, was 69.1% in the 2000 period, compared to 68.0% in the 1999 period. This ratio is expected to grow as the percentage of new business premium to total premium decreases. As discussed under "Premiums," new premium in the 2000 quarter grew less as a percentage of the total portfolio than in prior periods, causing the loss ratio to increase.

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

Commissions. Commissions to agents increased 13.0% to $51,372 in the 2000 period, compared to $45,480 in the 1999 period.

     First year commissions on accident and health business in the 2000 period increased 5.1% to $32,373, compared to $30,789 in the 1999 period, due to the increase in first year accident and health premiums. Commission growth is lower than premium growth as no commission was paid for our new group policies. The mix of policyholder issue ages for new business affects the percentage of commissions paid for new business due to our age-scaled commission rates. Generally, younger policyholder sales receive a higher commission percentage. The ratio of first year accident and health commissions to first year accident and health premiums was 65.1% in the 2000 period and 68.4% in the 1999 period.

     Renewal commissions on accident and health business in the 2000 period increased 36.8% to $18,817, compared to $13,756 in the 1999 period, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.9% in the 2000 period and 15.4% in the 1999 period.

     Commission expense during the 2000 period was reduced by the netting of $2,064 from override commissions paid to the Agencies by affiliated insurers. During the 1999 period, commissions were reduced by $1,070.

Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 2000 period decreased 2.0% to $22,980, compared to $23,458 in the 1999 period.

     Deferred costs are typically all costs that are directly related to, and vary with, the acquisition of policies. These costs include the variable portion of commissions, which are defined as the first year commission rate less ultimate renewal commission rates, and variable general and administrative expenses related to policy underwriting. Deferred costs are amortized over the life of the policy based upon actuarial assumptions, including persistency of policies in-force. In the event a policy lapses prematurely due to death or termination of coverage, the remaining unamortized portion of the deferred amount is immediately recognized as expense in the current period.

General and Administrative Expenses. General and administrative expenses in the 2000 period increased 18.8% to $23,334, compared to $19,647 in the 1999 period. The 2000 and 1999 periods include $4,256 and $3,865, respectively of general and administrative expenses related to United Insurance Group expense. Management believes that current cost savings initiatives, such as remote office consolidation and outsourcing of certain administrative functions, has reduced the level of expenses (excluding United Insurance Group and goodwill amortization) as a percentage of premiums, which declined to 10.7% in the 2000 period, compared to 11.0% in the 1999 period.

Reserve for Claim Litigation. During the 2000 period, we were notified that a jury awarded a compensatory judgement of $24 and a punitive award of $2,000 in favor of the plaintiff against one of our subsidiaries in a disputed claim case. We are vigorously pursuing all of our legal rights and remedies to reverse or substantially reduce this award, including motion for remittiter, post trial motions and appeal. In the event that our efforts are unsuccessful in full or in part to reduce the award, we established a $1,500 litigation reserve for the potential future payment of this judgement.

Loss Due to Impairment of Property and Equipment. During the 1999 period, we determined to discontinue our planned implementation of our LifePro computer system. At June 30, 1999, we had capitalized $2,799 of expenditures related to this project, including licensing costs and fees paid to outside parties for system development and implementation. As the system was not yet placed in service, none of these costs had previously been depreciated on our Consolidated Statements of Operations and Comprehensive Income. Upon determining not to utilize these fixed assets, their value became fully impaired and we recognized the entire amount as current period expense.

     In conjunction with our decision to discontinue our implementation project, we filed suit against the software manufacturer and several consultants, alleging misrepresentations by all accused parties regarding the system's capabilities and ability to meet our expectations. The suit is still is process.

Provision for Federal Income Taxes. Our provision for federal income taxes for the 2000 period increased 6.0% to $5,295, compared to $4,996 for the 1999 period. The effective tax rates of 34.0% and 33.0% in the 2000 period and the 1999 period, respectively, are below the normal federal corporate rate as a result of credits from the small life insurance company deduction, as well as our investments in tax-exempt bonds, corporate owned life insurance and from dividends received that are partially exempt from taxation, which are partially offset by non-deductible goodwill amortization.

Comprehensive Income. During the 2000 period, our investment portfolio generated pre-tax, unrealized losses of $3,916, compared to the 1999 period unrealized losses of $16,888. After accounting for deferred taxes from these gains, shareholders' equity increased by $7,695 from comprehensive income during the 2000 period, compared to comprehensive losses of $1,002 in the 1999 period.


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

     Statutory requirements allow insurers to pay dividends only from statutory earnings as approved by the state insurance commissioners. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. We have not and do not intend to pay shareholder dividends in the near future due to these requirements, choosing to retain statutory surplus to support continued premium growth

     In the 2000 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash used in financing. Our cash decreased $4,284 in the 2000 period primarily due to the purchase of $122,234 in bonds and equity securities and $6,000 cash used for the purchase of NISHD. Cash was provided primarily from the maturity and sale of $81,174 in bonds and equity securities. These sources of funds were supplemented with $45,352 from operations. The major provider of cash from operations was premium revenue used to fund reserve additions of $57,072.

     Our cash flows in the 1999 period were attributable to cash provided by operations, cash used in investing and cash used in financing. Our cash increased by $6,980 in the 1999 period primarily due to the sale of $16,412 of our equity securities portfolio and cash from operations of $39,739. The major provider of cash from operations was premiums used to fund additions to reserves of $48,799 in the 1999 period. The primary uses of cash were commissions deferred as additions to policy acquisition costs of $23,458, the purchase of bonds of $61,226 and net cash of $9,194 paid for the acquisition of United Insurance Group.

     We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. At June 30, 2000, the market value of our bond portfolio represented 95.9% of our cost, with a current unrealized loss of $14,619. Our equity portfolio exceeded cost by $1,986 at June 30, 2000. Our equity portfolio exceeded cost by $1,310 at December 31, 1999 and the market value of our bond portfolio was below our cost by $12,013.

     As of June 30, 2000, shareholders' equity was decreased by $9,648 due to unrealized losses of $14,619 in the investment portfolio. As of December 31, 1999, shareholders' equity was decreased by $7,064 due to unrealized losses of $10,703 in the investment portfolio.

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

     On January 1, 1999, we purchased all of the common stock of United Insurance Group, a Michigan based consortium of long-term care insurance agencies, for the amount of $18,192. As part of the purchase, we issued a note payable for $8,078, which was in the form of a three-year zero-coupon installment note. The installment note, after discounting for imputed interest, was recorded as a note payable of $7,167, with a current outstanding balance of $5,554 at June 30, 2000. The remainder of the purchase was for cash.

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

     In addition to the United Insurance Group installment note obligation, the Parent currently has the obligation of making semi-annual interest payments attributable to its convertible debt. In that the dividend ability of the subsidiaries is restricted, the Parent must rely on its own liquidity and cash flows to make all required interest installments. Management believes that the Parent holds sufficient liquid funds from its current investments, dividend capabilities of United Insurance Group and from its line of credit to meet its obligations for the foreseeable future.

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

     Certain statements that we have made in this report may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others, the adequacy of our loss reserves and our ability to meet statutory surplus requirements, especially in light of our recent growth, our ability to qualify new insurance products for sale in certain states, our ability to comply with government regulations, the impact of securities transactions, the ability of senior citizens to purchase our products in light of the increasing costs of health care, the modality of premium revenue, our ability to defend ourself from adverse litigation, and our ability to expand our network of productive independent agents. For additional information, please refer to "Overview" within our reports filed with the Securities and Exchange Commission.

New Accounting Principle

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 "Deferral of the Effective Date of FAS 133", which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are currently evaluating the impact of SFAS No. 133 as relates to the embedded option values in our investment porfolio.


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

     We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 78.7% of total liabilities and reinsurance receivables on unpaid losses represent 2.0% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of June 30, 2000, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

     If interest rates had increased by 100 basis points, there would have been an approximate $14,000,000 decrease in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at June 30, 2000 would have resulted in an approximate $26,000,000 decrease in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been an approximate $15,000,000 and $32,000,000 net increase, respectively, in the net fair value of our total investments and debt.

     We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that our minimal invested amount in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict their possible impact to our investment income from the hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of June 30, 2000.


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

     During the second quarter 2000, we were notified that a jury awarded a compensatory judgement of $24,000 and a punitive award of $2,000,000 in favor of the plaintiff against one of our subsidiaries in a disputed claim case. We are vigorously pursuing all of our legal rights and remedies to reverse or substantially reduce this award, including motion for remittiter, post trial motions and appeal.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 26, 2000. At such meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

     (1) Election of three persons to the Company's Board of Directors as Class I Directors to serve until the 2003 Annual Meeting of Shareholders and until their successors are elected and have been qualified.

                                   A.J. Carden
     6,558,839  Affirmative                            0  Negative
     ---------                                     -----
       605,121  Withheld                               0  Abstentions and broker
     ---------                                     -----  non-votes

                                  Irving Levit
     6,558,939  Affirmative                            0  Negative
     ---------                                     -----
       605,021  Withheld                               0  Abstentions and broker
     ---------                                     -----  non-votes

                             Domenic P. Stangherlin
     6,254,352  Affirmative                            0  Negative
     ---------                                     -----
       909,608  Withheld                               0  Abstentions and broker
     ---------                                     -----  non-votes

     (2)  Ratification  of  the  selection  of  PricewaterhouseCoopers   LLP  as
independent public accountants for the Company and its subsidiaries for the year ending December 31, 2000.

     7,128,413  Affirmative                        4,362  Negative
     ---------                                    ------
             0  Withheld                          31,185  Abstentions and broker
     ---------                                    ------  non-votes

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the quarter ending June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PENN TREATY AMERICAN CORPORATION
                                         --------------------------------
                                         Registrant


Dat:  August 11, 2000                   /s/  Irving Levit
      ---------------                   -------------------------------------
                                              Irving Levit
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Date:  August 11, 2000                  /s/  Cameron B. Waite
       ---------------                  -------------------------------------
                                             Cameron B. Waite
                                             Chief Financial Officer