Form 10-Q
period 2000-09-30
PENN TREATY AMERICAN CORP
filed 2000-11-14
CIK 814181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _____________

                         Commission file number 0-13972

                -------------------------------------------------

                        PENN TREATY AMERICAN CORPORATION
                     3440 LEHIGH STREET, ALLENTOWN, PA 18103
                                 (610) 965-2222

            Incorporated in Pennsylvania         I.R.S. Employer ID No.
                                                      23-1664166
                -------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of November 3, 2000 was 7,819,384.

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Penn Treaty American Corporation is one of the leading providers of long-term nursing home and home health care insurance. Our Unaudited Consolidated Balance Sheets, Statements of Operations and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 8 of this report. Our financial statements represent the consolidation of our operations and our subsidiaries, Penn Treaty Network America Insurance Company ("Penn Treaty Network"), American Network Insurance Company ("American Network"), American Independent Network Insurance Company of New York ("American Independent"), Penn Treaty (Bermuda) Ltd. ("Penn Treaty (Bermuda)") (collectively the "Insurers"), United Insurance Group Agency, Inc. ("United Insurance Group"), Network Insurance Senior Health Division ("NISHD") and Senior Financial Consultants (collectively the "Agencies"), which are underwriters and marketers of long-term care insurance products. Penn Treaty Network is also an underwriter of life insurance products.


                                  PENN TREATY AMERICAN CORPORATION
                                        AND SUBSIDIARIES
                                  Consolidated Balance Sheets
                                     (amounts in thousands)
                                                                                      September 30,  December 31,
                                                                                         2000           1999
                                                                                         ----           ----
                                                                                      (unaudited)
                               ASSETS
Investments:
  Bonds, available for sale at market (cost of $415,423 and $365,701, respectively)     $ 404,902    $ 353,688
  Equity securities at market value (cost of $16,885 and $17,853, respectively)            17,481       19,163
  Policy loans                                                                                169          150
                                                                                        ---------    ---------
Total investments                                                                         422,552      373,001
Cash and cash equivalents                                                                  32,896       17,347
Property and equipment, at cost, less accumulated depreciation of
  $5,333 and $4,515, respectively                                                          12,200       10,614
Unamortized deferred policy acquisition costs                                             240,610      208,519
Receivables from agents, less allowance for
  uncollectable amounts of $199 and $199, respectively                                      2,783        2,713
Accrued investment income                                                                   6,948        5,918
Federal income tax recoverable                                                               --          1,616
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $2,991 and $2,021, respectively                              27,387       22,357
Present value of future profits acquired                                                    2,455        2,767
Receivable from reinsurers                                                                 15,078       15,070
Other assets                                                                               40,636       37,717
                                                                                        ---------    ---------
    Total assets                                                                        $ 803,545    $ 697,639
                                                                                        =========    =========
                                          LIABILITIES
Policy reserves:
  Accident and health                                                                   $ 327,481    $ 260,046
  Life                                                                                     12,352       12,167
Policy and contract claims                                                                156,670      137,534
Accounts payable and other liabilities                                                     12,431       12,887
Federal income tax payable                                                                  2,044         --
Long-term debt                                                                             81,987       82,861
Deferred income taxes                                                                      34,239       33,459
                                                                                        ---------    ---------
    Total liabilities                                                                     627,204      538,954
                                                                                        ---------    ---------
Commitments and contingencies
                                      SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding                  --           --
Common stock, par value $.10; 25,000 shares authorized, 8,192 and 8,191 shares issued         819          819
Additional paid-in capital                                                                 53,744       53,655
Accumulated other comprehensive income                                                     (6,550)      (7,064)
Retained earnings                                                                         135,033      117,980
                                                                                        ---------    ---------
                                                                                          183,046      165,390
Less 915 and 915, respectively, common shares held in treasury, at cost                    (6,705)      (6,705)
                                                                                        ---------    ---------
                                                                                          176,341      158,685
                                                                                        ---------    ---------
    Total liabilities and shareholders' equity                                          $ 803,545    $ 697,639
                                                                                        =========    =========

          See accompanying notes to consolidated financial statements


                               PENN TREATY AMERICAN CORPORATION
                                         AND SUBSIDIARIES
                 Consolidated Statements of Operations and Comprehensive Income
                                           (unaudited)
                          (amounts in thousands, except per share data)

                                                                                 Three Months Ended          Nine Months Ended
                                                                                    September 30,             September 30,
                                                                                ----------------------    ----------------------
                                                                                   2000         1999         2000         1999
                                                                                   ----         ----         ----         ----
Revenue:
  Premium revenue                                                               $  91,963    $  72,165    $ 264,826    $ 211,366
  Net investment income                                                             6,874        5,967       19,671       16,721
  Net realized capital gains                                                          503          269        1,244        4,112
  Other income                                                                      2,383        1,564        6,743        4,661
                                                                                ---------    ---------    ---------    ---------
                                                                                  101,723       79,965      292,484      236,860
Benefits and expenses:
  Benefits to policyholders                                                        61,120       49,623      180,519      144,332
  Commissions                                                                      25,716       23,167       77,088       68,647
  Net policy acquisition costs deferred                                            (9,111)     (12,201)     (32,091)     (35,659)
  General and administrative expense                                               12,951       10,576       36,285       30,223
  Loss due to impairment of property and equipment                                   --           --           --          2,799
  Reserve for claim litigation                                                       (500)        --          1,000         --
  Interest expense                                                                  1,281        1,315        3,843        3,893
                                                                                ---------    ---------    ---------    ---------
                                                                                   91,457       72,480      266,644      214,235
                                                                                ---------    ---------    ---------    ---------

Income before federal income taxes                                                 10,266        7,485       25,840       22,625
Provision for federal income taxes                                                  3,490        2,470        8,786        7,466
                                                                                ---------    ---------    ---------    ---------
    Net income                                                                      6,776        5,015       17,054       15,159
                                                                                ---------    ---------    ---------    ---------

 Other comprehensive income:
    Unrealized holding gain (loss) arising during period                            5,197       (4,482)       2,022      (17,528)
    Income (tax) benefit from unrealized holdings                                  (1,767)       1,524         (687)       5,960
    Reclassification adjustment for (gain) loss included in net income               (503)        (269)      (1,244)      (4,112)
    Income (tax) benefit from reclassification adjustment                             171           91          423        1,397
                                                                                ---------    ---------    ---------    ---------

    Comprehensive income                                                        $   9,874    $   1,879    $  17,568    $     876
                                                                                =========    =========    =========    =========


Basic earnings per share                                                        $    0.93    $    0.66    $    2.34    $    2.00
Diluted earnings per share                                                      $    0.76    $    0.57    $    1.88    $    1.71


Weighted average number of shares outstanding                                       7,277        7,585        7,277        7,584
Weighted average number of shares outstanding (diluted)                             9,982       10,363        9,970       10,366

                 See accompanying notes to consolidated financial statements

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30,
                                   (unaudited)
                             (amounts in thousands)
                                                                    2000         1999
                                                                    ----         ----
Net cash flow from operating activities:
  Net income                                                     $  17,054    $  15,159
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                                1,552          814
    Policy acquisition costs, net                                  (32,091)     (35,659)
    Deferred income taxes                                              515        3,324
    Depreciation expense                                               818          840
    Net realized capital gains                                      (1,244)      (4,112)
    Realized loss on disposal of property and equipment               --          2,799
  Increase (decrease) due to change in:
    Receivables from agents                                            (70)         489
    Receivable from reinsurers                                          (8)      (1,048)
    Policy and contract claims                                      19,136       18,985
    Policy reserves                                                 67,620       54,866
    Accounts payable and other liabilities                            (456)       3,484
    Federal income taxes recoverable                                 1,616        1,794
    Federal income taxes payable                                     2,044          468
    Accrued investment income                                       (1,030)      (1,052)
    Other, net                                                      (3,105)      (2,503)
                                                                 ---------    ---------
      Cash provided by operations                                   72,351       58,648

Cash flow from (used in) investing activities:
  Net cash purchase of subsidiary                                   (6,000)      (9,194)
  Proceeds from sales of bonds                                      97,406       55,698
  Proceeds from sales of equity securities                          24,341       20,361
  Maturities of investments                                         10,282        4,741
  Purchase of bonds                                               (156,693)    (100,721)
  Purchase of equity securities                                    (22,867)     (19,921)
  Acquisition of property and equipment                             (2,404)      (2,986)
                                                                 ---------    ---------
      Cash used in investing                                       (55,935)     (52,022)

Cash flow (used in) from financing activities:
  Proceeds from exercise of stock options                                7           31
  Repayments of long-term debt                                        (874)         (43)
                                                                 ---------    ---------
      Cash used in financing                                          (867)         (12)
                                                                 ---------    ---------
Increase in cash and cash equivalents                               15,549        6,614
Cash balances:
  Beginning of period                                               17,347       38,402
                                                                 ---------    ---------
  End of period                                                  $  32,896    $  45,016
                                                                 =========    =========
  Acquisition of subsidiary with note payable                    $    --      $   7,167
                                                                 =========    =========

             See accompanying notes to consolidated financial statements


NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS
September  30,  2000
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


1.   Investments:

     Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of September 30, 2000, shareholders' equity was decreased by $6,550 due to unrealized losses of $9,925 in the investment portfolio. As of December 31, 1999, shareholders' equity was decreased by $7,064 due to unrealized losses of $10,703 in the investment portfolio.

     The amortized cost and estimated market value of investments available for sale as of September 30, 2000 and December 31, 1999 are as follows:

                              September 30, 2000           December 31, 1999
                              ------------------           -----------------
                             Amortized    Estimated      Amortized   Estimated
                               Cost      Market Value      Cost     Market Value
U.S. Treasury securities
  and obligations of U.S.
  Government authorities
  and agencies               $ 122,362    $ 122,864      $ 118,547   $ 116,698

Obligations of states and
  political sub-divisions          571          577            571         575

Mortgage backed securities      14,541       17,357         20,888      20,126

Debt securities issued by
 foreign governments            17,339       16,697         18,533      17,599

Corporate securities           260,610      247,407        207,162     198,690

Equities                        16,885       17,481         17,853      19,163

Policy Loans                       169          169            150         150
                             ---------    ---------      ---------   ---------

Total Investments            $ 432,477    $ 422,552      $ 383,704   $ 373,001
                             =========    =========      =========   =========

Net unrealized gain (loss)      (9,925)                    (10,703)
                             ---------                   ---------

                             $ 422,552                   $ 373,001
                             =========                   =========

2.   Policy Reserves and Policy and Contract Claims:

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


3.   New Accounting Principle:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 "Deferral of the Effective Date of FAS 133", which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are currently evaluating the impact of SFAS No. 133 as relates to the embedded option values in our investment portfolio.

4.   Statutory Regulation:

     In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas.

     The Pennsylvania and New York Insurance Departments have adopted the Codification guidance, effective January 1, 2001. We have not estimated the effect of the Codification guidance upon our financial condition or results of operations. There is no effect upon our financial condition or results of operations as prepared in accordance with generally accepted accounting principles.

5.   Acquisition of Business:

     On January 10, 2000, PTNA entered a purchase agreement to acquire all of the common stock of Network Insurance Senior Health Division (NISHD), a Florida brokerage insurance agency. The acquisition was effective January 1, 2000, for cash of $6,000. The acquisition is accounted for as a purchase, for which we recorded $6,000 of goodwill, to be amortized over 20 years. The proforma effect of consolidating the financial results of NISHD prior to 2000 would be immaterial to our financial condition or results of operations.

6.   Reconciliation of Earnings Per Share:

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

                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                                ----------------    -----------------
                                                 2000      1999         2000      1999
                                                 ----      ----         ----      ----
Net income                                      $6,776   $ 5,015      $17,054   $15,159
Weighted average common shares outstanding       7,277     7,585        7,277     7,584
Basic earnings per share                        $ 0.93   $  0.66      $  2.34   $  2.00
                                                ======   =======      =======   =======

Net income                                      $6,776   $ 5,015      $17,054   $15,159
Adjustments net of tax:
     Interest expense on convertible debt          771       783        1,542     2,348
     Amortization of debt offering costs            60        61          180       183
                                                ------   -------      -------   -------
Diluted net income                              $7,606   $ 5,858      $18,777   $17,689
                                                ======   =======      =======   =======

Weighted average common shares outstanding       7,277     7,585        7,277     7,584
Common stock equivalents due to dilutive
     effect of stock options                        77       150           65       154
Shares converted from convertible debt           2,628     2,628        2,628     2,628
                                                ------   -------      -------   -------
Total outstanding shares for diluted earnings
     per share computation                       9,982    10,363        9,970    10,366
Diluted earnings per share                      $ 0.76   $  0.57      $  1.88   $  1.71
                                                ======   =======      =======   =======


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW

     Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care, Medicare supplement and long-term disability insurance. Our underwriting practices rely upon the base of experience, which we have developed over 28 years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, we have encouraged the purchase of both nursing home care and home health care coverage, thus providing policyholders with enhanced protection while broadening our policy base.

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

     Our results of operations are affected significantly by the following factors:

Level of  required  reserves  for  policies  in-force.  The  amount of  reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. Claim reserves reflect actual experience through the most recent time period. We compare actual experience with estimates and adjust our reserves on the basis of such comparisons. Revisions to reserves are reflected in our current results of operations through benefits to policyholders' expense.

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

Investment income. Our investment portfolio consists primarily of high-grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the longevity of our investment portfolio duration (approximately 5.0 years), investment interest income does not immediately reflect changes in market interest rates. However, we are susceptible to changes in market rates when cash flows from maturing investments are reinvested at prevailing market rates. As of September 30, 2000, approximately 4.1% of our invested assets were committed to high quality large capitalization common stocks and preferred stocks of smaller corporations.

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


THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:
(amounts in thousands, except per share data)

Premiums. Total premium revenue earned in the three month period ended September 30, 2000 (the "2000 quarter"), including long-term care, disability, life and Medicare supplement, increased 27.4% to $91,963, compared to $72,165 in the same period in 1999 (the "1999 quarter").

     First year long-term care premiums earned in the 2000 quarter increased 13.6% to $27,240, compared to $23,986 in the 1999 quarter. We attribute our growth to the development and sale of our group product line, continued improvements in product offerings, which competitively meet the needs of the long term care marketplace, and growth from recent expansion into new states, such as New Jersey, Connecticut and New York.

     Renewal premiums earned in the 2000 quarter increased 34.3% to $64,723, compared to $48,179 in the 1999 quarter. Renewal long-term care premiums earned in the 2000 quarter increased 35.4% to $60,220, compared to $44,471 in the 1999 quarter. This increase reflects renewals of a larger base of in-force policies, as well as a continued increase in policyholder persistency.

Net Investment Income. Net investment income earned for the 2000 quarter increased 15.2% to $6,874, from $5,967 for the 1999 quarter. Management attributes this growth to more invested assets as a result of higher established reserves, as well as higher interest rates achieved on newly invested funds.

Net Realized Capital Gains. During the 2000 quarter, we recognized capital gains of $503, compared to gains of $269 in the 1999 quarter. These gains were recorded as a result of our normal treasury management operations.

Other Income. We recorded $2,383 in other income during the 2000 quarter, up from $1,564 in the 1999 quarter. The increase is attributable to commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers and to income generated from corporate owned life insurance policies. In addition, the 2000 quarter results include the receipt of a settlement from a previously disclosed lawsuit. The details of the lawsuit are undisclosed as a condition of the settlement agreement.

Benefits to Policyholders. Total benefits to policyholders in the 2000 quarter increased 23.2% to $61,120, compared to $49,623 in the 1999 quarter. Our loss ratio, or policyholder benefits to premiums, was 66.5% in the 2000 quarter, compared to 68.8% in the 1999 quarter.

     During the 2000 quarter, we implemented a rate increase on certain of our return of premium riders. Individual policyholders were offered the option to accept the rate increase on future premium payments or to have prior rider payments refunded with interest. As a result of this option, our loss ratio during the quarter was reduced due to the cancellation and return of this premium and the subsequent release of the related reserves held for the future payment of these benefits.

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

Commissions. Commissions to agents increased 11.0% to $25,716 in the 2000 quarter, compared to $23,167 in the 1999 quarter.

     First year commissions on accident and health business in the 2000 quarter increased 12.7% to $18,009, compared to $15,980 in the 1999 quarter. The ratio of first year accident and health commissions to first year accident and health premiums was 66.3% in the 2000 quarter and 68.0% in the 1999 quarter. The mix of policyholder issue ages for new business affects the percentage of commissions paid for new business due to our age-scaled commission rates. Generally, younger policyholder sales receive a higher commission percentage. The lower commission percentage in the 2000 quarter is reduced by our sale of group insurance premium, which was primarily commission free.

     Renewal commissions on accident and health business in the 2000 quarter increased 24.8% to $9,444, compared to $7,565 in the 1999 quarter, consistent with the increase in renewal premiums discussed above when adjusted for the impact of commission free group policies. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.3% in the 2000 quarter and 16.6% in the 1999 quarter.

     Commission expense during the 2000 quarter was reduced by the netting of $1,052 from override commissions paid to the Agencies by the Insurers. During the 1999 quarter, commissions were reduced by $753.

Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 2000 quarter decreased 25.3% to $9,111 compared to $12,201 in the 1999 quarter.

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

     Net deferred costs declined as a percentage of premiums during the 2000 quarter primarily due to lower first year commissions paid as a percentage of first year premiums. First year commission rates were reduced as a result of our sale of group policies, which were largely commission-free. In addition, the income statement credit for deferred costs is reduced due to lower first year premium growth as a percentage of total portfolio amortization from prior year deferrals.

General and Administrative Expenses. General and administrative expenses in the 2000 quarter increased 22.5% to $12,951, compared to $10,576 in the 1999 quarter. The 2000 and 1999 quarters include $1,963 and $2,006, respectively, of general and administrative expenses related to United Insurance Group expense. Management attributes much of its expense growth to printing and distribution costs related to its new group product line and newer policy forms. In addition, management believes that current cost savings initiatives, such as remote office consolidation and outsourcing of certain administrative functions, has reduced the level of overall expenses (excluding United Insurance Group and goodwill amortization) as a percentage of premiums.

Reserve for Claim Litigation. During the first quarter of 2000, we established a $1,500 reserve for the potential payment of a jury awarded compensatory damage judgement of approximately $2,000. We subsequently filed a motion for remittitur of this award. During the 2000 quarter, the award was reduced to $1,000. The plaintiff has appealed this decision, which requires the appellate court to reverse the new ruling or grant a new trial. We have reduced our reserve by $500 to $1,000 pending further development.

Provision for Federal Income Taxes. Our provision for federal income taxes in the 2000 quarter increased 41.3% to $3,490, compared to $2,470 for the 1999 quarter. The effective tax rates of 34.0% and 33.0% in the 2000 and 1999 quarters, respectively, are at or below the normal federal corporate rate as a result of credits form the small life insurance company deduction, as well as our investments in tax-exempt bonds, corporate owned life insurance and from dividends received that are partially exempt from taxation, which are partially offset by non-deductible goodwill amortization.

Comprehensive Income. During the 2000 quarter, our investment portfolio generated pre-tax unrealized gains of $4,694, compared to 1999 quarter unrealized losses of $4,751. After accounting for deferred taxes from these gains and losses and net income, shareholders' equity increased by $9,874 from comprehensive income during the 2000 quarter, compared to comprehensive income of $1,879 in the 1999 quarter.


NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:
(amounts in thousands, except per share data)

Premiums. Total premiums earned in the nine month period ended September 30, 2000 (the "2000 period"), including long-term care, disability, life and Medicare supplement, increased 25.3% to $264,826, compared to $211,366 in the same period in 1999 (the "1999 period").

     First year long-term care premiums earned in the 2000 period increased 5.6% to $77,687, compared to $73,568 in the 1999 period. We attribute our growth to continued improvements in product offerings, which competitively meet the needs of the long-term care marketplace, and growth from recent expansion into new states, such as New Jersey, Connecticut and New York. In addition, we introduced our group plan in the 2000 period, which offers long-term care insurance to group members on a guaranteed acceptance basis.

     Renewal premiums earned in the 2000 period increased 35.8% to $187,139, compared to $137,798 in the 1999 period. Renewal long-term care premiums earned in the 2000 period increased 38.0% to $176,319, compared to $127,726 in the 1999 period. This increase reflects renewals of a larger base of in-force policies, as well as a continued increase in policyholder persistency.

Net Investment Income. Net investment income earned for the 2000 period increased 17.6% to $19,671, from $16,721 for the 1999 period. Management attributes this growth to more invested assets as a result of higher established reserves. Investment income is reduced, however, by our use of invested cash for the acquisition of NISHD on January 1, 2000.

Net Realized Capital Gains. During the 2000 period, we recognized capital gains of $1,244, compared to gains of $4,112 in the 1999 period. Capital gains and losses are generally recorded as a result of our normal investment management operations. However, in the 1999 period, we intentionally recognized capital gains sufficient to offset expenses of approximately $2,800 as a result of the impairment of certain of our fixed assets.

Other Income. We recorded $6,743 in other income during the 2000 period, up from $4,661 in the 1999 period. The increase is attributable to a settlement of a previously disclosed lawsuit, of which the details are undisclosed as a condition of the settlement agreement, and to income generated from corporate owned life insurance policies.

     In addition, the 2000 period includes the receipt of a settlement from a previously disclosed lawsuit. The details of the lawsuit are undisclosed as a condition of the settlement agreement.

Benefits to Policyholders. Total benefits to policyholders in the 2000 period increased 25.1% to $180,519, compared to $144,332 in the 1999 period. Our loss ratio, or policyholder benefits to premiums, was 68.2% in the 2000 period, compared to 68.3% in the 1999 period. This ratio is expected to grow as the percentage of new business premium to total premium decreases.

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

Commissions. Commissions to agents increased 12.3% to $77,088 in the 2000 period compared to $68,647 in the 1999 period.

     First year commissions on accident and health business in the 2000 period increased 6.0% to $50,382, compared to $47,513 in the 1999 period, due to the increase in first year accident and health premiums. Commission growth is lower than premium growth as no commission was paid for our new group policies. The mix of policyholder issue ages for new business affects the percentage of commissions paid for new business due to our age-scaled commission rates. Generally, younger policyholder sales receive a higher commission percentage. The ratio of first year accident and health commissions to first year accident and health premiums was 65.5% in the 2000 period and 65.7% in the 1999 period.

     Renewal commissions on accident and health business in the 2000 period increased 30.6% to $28,261, compared to $21,647 in the 1999 period, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.7% in the 2000 period and 16.5% in the 1999 period.

     Commission expense during the 2000 period was reduced by the netting of $3,652 from override commissions paid to the Agencies by affiliated insurers. During the 1999 period, commissions were reduced by $1,823. The 2000 period override commissions include approximately $1,200 from NISHD, which we purchased in January 2000.

Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 2000 period decreased 10.0% to $32,091 compared to $35,659 in the 1999 period.

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

     Although new premiums have increased in the 2000 period, lower first year commissions from our group product line have resulted in lower deferrals. In addition, amortization of previously deferred costs offsets a portion of the current period deferral, especially when new premium growth slows as has been the case in the 2000 period.

General and Administrative Expenses. General and administrative expenses in the 2000 period increased 20.1% to $36,285, compared to $30,223 in the 1999 period. The 2000 and 1999 periods include $6,219 and $5,871, respectively, of general and administrative expenses related to United Insurance Group expense. Management believes that current cost savings initiatives, such as remote office consolidation and outsourcing of certain administrative functions, has reduced the level of expenses (excluding United Insurance Group and goodwill amortization) as a percentage of premiums, which declined to 11.4% in the 2000 period, compared to 11.5% in the 1999 period.

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

In conjunction with our decision to discontinue our implementation project, we filed suit against the software manufacturer and several consultants, alleging misrepresentations by all accused parties regarding the system's capabilities and ability to meet our expectations. A portion of the lawsuit was settled for an undisclosed amount as previously discussed. However, portions of the suit are still in process.

Reserve for Claim Litigation. During the 2000 period, we were notified that a jury awarded a compensatory judgement of $24 and a punitive award of $2,000 in favor of the plaintiff against one of our subsidiaries in a disputed claim case. The trial judge subsequently remitted the award to $1,000. The plaintiff has appealed this decision, which could result in an overturn of the court's decision of the granting of a new trial. In the event that our continued efforts are unsuccessful in full or in part to reduce the award, we established a $1,000 litigation reserve for the potential future payment of this judgement.

Provision for Federal Income Taxes. Our provision for federal income taxes for the 2000 period decreased 17.7% to $8,786, compared to $7,466 for the 1999 period. The effective tax rates of 34.0% and 33.0% in the 2000 and 1999 periods, respectively, are at or below the normal federal corporate rate as a result of credits from the small life insurance company deduction, as well as our investments in tax-exempt bonds, corporate owned life insurance and from dividends received that are partially exempt from taxation, which are partially offset by non-deductible goodwill amortization.

Comprehensive Income. During the 2000 period, our investment portfolio generated pre-tax unrealized gains of $778, compared to 1999 period unrealized losses of $21,640. After accounting for deferred taxes from these gains, shareholders' equity and net income increased by $17,568 from comprehensive income during the 2000 period, compared to comprehensive income of $876 in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES:

     Our consolidated liquidity requirements have historically been created and met from the operations of our insurance subsidiaries. Our primary sources of cash are premiums, investment income and maturities of investments. We have provided, and may continue to provide, cash through public offerings of our common stock, other capital markets activities or debt instruments. The primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

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

     In the 2000 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash used in financing. Our cash increased by $15,549 in the 2000 period primarily due to the maturity and sale of $132,029 of our bonds and equity securities portfolio and cash from operations of $72,351. The major provider of cash from operations was premium revenue used to fund reserve additions of $86,756. The primary uses of cash during the 2000 period were the purchase of $179,560 in bonds and equity securities, $77,088 paid as agent commissions, and $6,000 used for the purchase of NISHD.

     Our cash flows in the 1999 period were attributable to cash provided by operations, cash used in investing and cash used in financing. Our cash increased by $6,614 in the 1999 period primarily due to the maturity and sale of $80,800 of our bonds and equity securities portfolio and cash from operations of $58,648. The major provider of cash from operations was premiums used to fund additions to reserves of $73,851 in the 1999 period. The primary uses of cash were commissions paid to agents of $68,647, the purchase of bonds and equity securities of $120,642 and net cash of $9,194 paid for the acquisition of United Insurance Group.

     We invest in securities and other investments authorized by applicable state laws and regulations and follows an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. At September 30, 2000, the market value of our bond portfolio represented 97.5% of our cost, compared to 96.7% at December 31, 1999, with a current unrealized loss of $10,521 at September 30, 2000, compared to an unrealized loss of $12,013 at December 31, 1999. Our equity portfolio exceeded cost by $596 and $1,310 at September 30, 2000 and December 31, 1999, respectively.

     As of September 30, 2000, shareholders' equity was decreased by $6,550 due to unrealized losses of $9,925 in the investment portfolio. As of December 31, 1999, shareholders' equity was decreased by $7,064 due to unrealized losses of $10,703 in the investment portfolio.

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

     On January 1, 1999, we purchased all of the common stock of United Insurance Group, a Michigan based consortium of long-term care insurance agencies, for $18,192. As part of the purchase, we issued a note payable for $8,078, which was in the form of a three-year zero-coupon installment note. The installment note, after discounting for imputed interest, was recorded as a note payable of $7,167, with a current outstanding balance of $5,554 at September 30, 2000. The remainder of the purchase was for cash.

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

     In addition to the United Insurance Group installment note obligation, the Parent currently has the obligation of making semi-annual interest payments attributable to its convertible debt. In that the dividend ability of the subsidiaries is restricted, the Parent must rely on its own liquidity and cash flows to make all required interest installments. Management believes that the Parent holds sufficient liquid funds from its current investments, dividend capabilities of United Insurance Group and from its line of credit to meet its obligations throughout 2000 and 2001. We may need to raise additional funds in order to meet future cash requirements beyond the foreseeable future.

     We believe that our insurance subsidiaries' capital and surplus presently meet or exceed the requirements in all jurisdictions in which they are licensed. Our continued growth is dependent upon our ability to (1) continue marketing efforts to expand our historical markets, (2) continue to expand our network of agents and effectively market our products and (3) fund such marketing and expansion while at the same time maintaining minimum statutory levels of capital and surplus required to support such growth. Management believes that the funds necessary to accomplish the foregoing, including funds required to maintain adequate levels of statutory surplus in our insurance subsidiaries, can be met through 2000 by funds generated from non-insurance subsidiary dividends, current and future financial reinsurance transactions, off-shore reinsurance through Penn Treaty (Bermuda) and the availability of our line of credit facility. We expect future capital market activities will be necessary to support our ongoing growth; however, we continue to seek alternative measures. If alternative measures to support our growth, such as reinsurance agreements, are unsuccessful, we believe that additional capital would be required as early as 2001.

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

     Certain statements that we have made in this report may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. We believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others, the adequacy of our loss reserves and our ability to meet statutory surplus requirements, especially in light of our recent growth, our ability to qualify new insurance products for sale in certain states, our ability to comply with government regulations, the impact of securities transactions, the ability of senior citizens to purchase our products in light of the increasing costs of health care, the modality of premium revenue, our ability to defend ourselves from adverse litigation, and our ability to expand our network of productive independent agents. For additional information, please refer to "Overview" in this report and to our other reports filed with the Securities and Exchange Commission.

NEW ACCOUNTING PRINCIPLE:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 "Deferral of the Effective Date of FAS 133", which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are currently evaluating the impact of SFAS No. 133 as relates to the embedded option values in our investment portfolio.


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

     We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 79.2% of total liabilities and reinsurance receivables on unpaid losses represent 1.9% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of September 30, 2000, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

     If interest rates had increased by 100 basis points, there would have been an approximate $14,000,000 decrease in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at September 30, 2000 would have resulted in an approximate $26,000,000 decrease in the net fair value. If interest rates had decreased by

100 and 200 basis points, there would have been an approximate $15,000,000 and $32,000,000 net increase, respectively, in the net fair value of our total investments and debt.

     We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that our minimal invested amount in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict their possible impact to our investment income from the hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of September 30, 2000.

                            PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Insurers are parties to various lawsuits generally arising in the normal course of their insurance business.

     During the 2000 period, we were notified that a jury awarded a compensatory judgement of $24,000 and a punitive award of $2,000,000 in favor of the plaintiff against one of our subsidiaries in a disputed claim case. The trial judge subsequently remitted the award to $1,000,000. The plaintiff has appealed this decision, which could result in an overturn of the court's decision or the granting of a new trial. In the event that our continued efforts are unsuccessful in full or in part to reduce the award, we established a $1,000,000 litigation reserve for the potential future payment of this judgement.

     We do not believe that the eventual outcome of any of the suits to which we are currently a party will have a material adverse effect on our financial condition or results of operations. However, the outcome of any single event could have a material impact upon the quarterly or annual financial results of the period in which it occurs.

     During the 1999 period, we determined to file a lawsuit regarding the impairment of certain of our fixed assets. During the 2000 quarter, a portion of that lawsuit was settled. The details are undisclosed as a condition of the settlement agreement.

ITEM 2. Changes in Securities

Not Applicable


ITEM 3. Defaults Upon Senior Securities

Not Applicable


ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5. Other Information

Subsequent to the end of the third quarter of 2000, we announced the death of Glen A. Levit, 33, Senior Vice President and President of the Insurers.

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

        Exhibit 27 -    Financial Data Schedule

(b)     Reports on Form 8-K:

        The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PENN TREATY AMERICAN CORPORATION
                                                                    Registrant


Date:  November 14, 2000                   /s/  Irving Levit
       -----------------                   -------------------------------------
                                                Irving Levit
                                                Chairman of the Board, President
                                                And Chief Executive Officer

Date:  November 14, 2000                   /s/  Cameron B. Waite
       -----------------                   -------------------------------------
                                                Cameron B. Waite
                                                Chief Financial Officer