Form 10-K405
period 2000-12-31
PENN TREATY AMERICAN CORP
filed 2001-04-02
CIK 814181

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

                                 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

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

Securities registered pursuant to Section 12(b) of the Act:     Common Stock,
                                                                $.10 par value

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2001 was $79,535,848.

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of March 30, 2001 was 7,820,634.

Documents Incorporated By Reference:
                    (1) Proxy Statement for the 2001 Annual Meeting of
                        Shareholders - Part III
                    (2) Other documents incorporated by reference on this
                        report are listed in the Exhibit Index

                         PART I

ITEM 1.           BUSINESS

         (a)      PENN TREATY AMERICAN CORPORATION

              We are a leading provider of long-term care insurance in the United States. We market our products primarily to older persons throughout the United States through independent insurance agents. Our principal products are individual, defined benefit accident and health insurance policies covering long-term skilled, intermediate and custodial nursing home and home health care. Our policies are designed to make the administration of claims simple, quick and sensitive to the needs of our policyholders. We also own insurance agencies that sell senior-market insurance products underwritten by others and us.

              According to a 2000 study by LifePlans, Inc., we are the second largest writer of long-term care insurance in terms of new policies and among the five largest writers of individual long-term care insurance in terms of annualized premiums. We sold 77,936 long-term care policies in 2000, representing $127.4 million of annualized premiums. At December 31, 2000, we had 242,075 long-term care insurance policies in-force, representing $360,600 of annualized premiums. Our total premiums were $357.1 million in 2000, representing a compound annual growth rate of 28.4% from $102.4 million in 1995.

              We market our products primarily through the independent agency channel, which we believe to be effective in distributing long-term care insurance. According to a 1999 study by the Health Insurance Association of America, independent agents sell approximately 56% of the long-term care insurance sold in the U.S., with most of the remainder generated through captive agents. According to a LIMRA International survey of the long-term care insurance market, we are the largest writer of new long-term care policies in the independent agent channel. The LIMRA survey also indicated that we were the only insurer to generate over $100 million in new long-term care insurance premiums in the independent agency channel in 1999.

              We introduced our first long-term nursing home insurance product in 1972 and our first home health care insurance product in 1983, and we have developed a record of innovation in long-term care insurance products. Since 1994, we have introduced several new products designed to meet the changing needs of our customers, including the following:

       - The Independent Living policy, which provides coverage over the full term of the policy for home care services furnished by unlicensed homemakers or companions, as well as licensed care providers;

       - The Personal Freedom policy, which provides comprehensive coverage for nursing home and home health care;

       - The Assisted Living policy, which is a nursing home plan that provides enhanced benefits and includes a home health care rider; and

       - The Secured Risk Nursing Facility and Post Acute Recovery policies, which provide limited benefits to higher risk insureds.

              In addition, available policy riders include an automatic annual benefit increase, benefits for adult day-care centers and a return of premium benefit.

              Although nursing home and home health care policies accounted for approximately 95% of our total annualized premiums in-force as of December 31, 2000, we also market and sell life, disability, Medicare supplement, other hospital care insurance products and a group plan, which offers long-term care coverage to groups on a guaranteed issue basis.

THE LONG-TERM CARE INSURANCE INDUSTRY

              The long-term care insurance market has grown rapidly in recent years. According to Conning & Co. and LifePlans, Inc., the long-term care insurance market experienced a compound average growth rate of 20.1% from 1994 to 1999, rising from approximately $1.7 billion of net written premiums in 1994 to approximately $4.2 billion of net written premiums in 1999. We expect this growth to continue based on the projected demographics of the United States population, the rising costs of health care and a regulatory environment that supports the use of private long-term care insurance.

              The population of senior citizens (over age 65) in the U.S. is projected to grow from the current estimated level of approximately 35 million to approximately 70 million by 2030, according to a 1996 U.S. Census Bureau report. Furthermore, health and medical technologies are improving life expectancy and, by extension, increasing the number of older people requiring some form of long-term care. According to a 1999 report by Conning & Co., market penetration of long-term care insurance products in the over-65 age group ranges from 5% to 7%. The size of the target population and the lack of penetration of the existing market indicate a substantial growth opportunity for companies providing long-term care insurance products.

              We believe that the rising cost of nursing home and home health care services makes long-term care insurance an attractive means to pay for these services. According to a 1998 report by the U.S. Healthcare Financing Administration, the combined cost of home health care and nursing home care was $20.0 billion in 1980. By 1996, this cost had risen to $108.7 billion. In addition, recent and proposed tax legislation encourages individuals to use private insurance for long-term care needs through tax incentives at both the federal and state levels.

OUR STRATEGY

              We seek to enhance shareholder value by strengthening our position as a leader in providing long-term care insurance. We intend to accomplish this goal through the following strategies:

              INCREASING THE SIZE AND PRODUCTIVITY OF OUR NETWORK OF INDEPENDENT AGENTS. We have significantly increased the number of agents who sell products for us and have focused our efforts on states that have larger concentrations of older individuals. We have successfully increased our number of licensed agents from approximately 13,000 in 1995 to approximately 40,000 at December 31, 2000. We intend to continue to recruit agents and we believe that we will be able to continue to expand our business. Approximately one third of our agents write new business for us each year. The number of agents who produced over $100,000 in new premiums for us increased from 41 in 1995 to 159 in 2000 and the number of agents who produced over $500,000 in new premiums for us increased from 14 in 1995 to 42 in 2000.

              DEVELOPING AND QUALIFYING NEW PRODUCTS WITH STATE INSURANCE REGULATORY AUTHORITIES. We have sold long-term care insurance for over 28 years. As an innovator in nursing home and home health care insurance, we have introduced many new policies over the years, including five new products in the last five years. By continuously discussing long-term care needs with our agency force and policyholders, we are able to design new products and continue to offer what we believe to be the most complete benefit features in the industry. The development of new policies enables us to generate new business, maintain proper pricing levels and provide advancements in the benefits we offer. We intend to continue to develop new insurance products designed to meet the needs of senior citizens and their families.

              UTILIZING INTERNET STRATEGIES. We have developed a proprietary agent sales system for long-term care insurance, LTCWorks!, which enables agents to sell products utilizing downloadable software. We believe that LTCWorks! increases the potential distribution of our products by enhancing agents' ability to present the products, assist policyholders in the application process and submit applications over the Internet. LTCWorks! provides agents that specialize in the regular sale of long-term care insurance products with a unique and easy sales tool and enables agents who are less familiar with long-term care insurance to present it when they are discussing other products such as life insurance or annuities.

              INTRODUCING GROUP PRODUCTS. In 2000, we began actively marketing our new group policy, which we anticipate will generate additional premium revenue from a younger policyholder base. Group products allow us to penetrate an additional market for the sale of long-term care insurance. We pursue large and small groups, and offer supplemental coverage on an individually underwritten basis to group members and their families. We currently market our group products primarily through agents who market products to individuals. However, we are in the process of developing a network of agents who generally sell other group products, and who often have existing relationships with employer groups, to market our group products. As of December 31, 2000, first-year premiums in-force for our group products were approximately $4.0 million, covering 3,340 individuals. We believe our group products present an opportunity to significantly increase the number of policies in-force without paying significantly increased commissions.

RISK FACTORS

              Certain statements made by us, in this filing, may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include:

THE REPORT OF UR INDEPENDENT ACCOUNTANT ON OUR 2000 FISCAL FINANCIAL STATEMENTS CONTAINS A GOING CONCERN QUALIFICATION; OUR PRIMARY INSURANCE SUBSIDIARY IS NOT ADEQUATELY CAPITALIZED; AND IF WE ARE UNABLE TO RAISE CAPITAL IT MAY BE SUBJECT TO INSURANCE DEPARTMENT MANDATORY CONTROL.

              Our insurance subsidiaries are regulated by various state insurance departments. Our primary insurance subsidiary has delayed the filing of its statutory reports for fiscal 2000 to allow sufficient time for Milliman and Robertson, a nationally recognized actuarial firm and our newly appointed actuary, to complete an additional actuarial study of the December 31, 2000 policy and contract claim reserves. Our subsidiary expects to file its statutory statement for 2000 with a qualified opinion from our former appointed actuary, indicating that our reserves for policy and contract claims are approximately $9,700 lower than the minimum level deemed acceptable by our former appointed actuary. There is no guarantee that the insurance departments will accept this qualified actuarial opinion. However, our subsidiary has recorded the results provided by Milliman and Robertson. We believe that the results of the study are appropriate. Milliman and Robertson was appointed as our actuary subsequent to December 31, 2000, for future periods beyond December 31, 2001.

              The National Association of Insurance Commissioners (NAIC) has established, and various states insurance departments have adopted, risk-based capital (RBC) standards that life and health insurers must meet.

At the varying levels of RBC, we are subject to the following:

       - Regulatory Action Level - below which a company must file a Corrective Action Plan that details the insurer's plan to raise additional statutory capital over the next four years. The plan must be approved by the state Insurance Commissioner, who may perform an audit of the insurer's financial position.

       - Authorized Control Level - below which the Insurance Commissioner is authorized to take the actions it considers necessary to protect the best interests of the policyholders and creditors of an insurer, which may include placing the insurance company under regulatory control, which in turn, may result in rehabilitation or, ultimately, liquidation.

       - Mandatory Control Level - below which the Insurance Commissioner is required to take the actions it considers necessary to protect the best interests of the policyholders and creditors of an insurer, which include placing the insurance company under regulatory control, which in turn, may result in rehabilitation or, if deemed appropriate, liquidation.

              As of December 31, 2000, our primary insurance subsidiary's RBC was at the Regulatory Action Level based on its estimates of the reserves for policy and contract claims. However, after giving effect to the reserve difference between our reserve estimates and our former actuary's reserve estimates, our subsidiary's RBC falls into the Authorized Control Level of RBC. Failure to meet either of these RBC thresholds requires us to prepare and submit a Corrective Action Plan to the Insurance Commissioner of the Pennsylvania Insurance

Department and may result in certain state insurance departments terminating our ability to write new business in their respective states.

              During the year ended December 31, 2000, our subsidiary's statutory surplus decreased from $49,288 to $12,468. While a number of factors contributed to this decline in statutory surplus, the primary factor was the strain on statutory income created by the continued writing of new business. Under statutory accounting principles, certain costs of acquiring new business must be expensed as incurred, causing a strain on statutory surplus during periods of growth. This strain is anticipated to occur as long as our subsidiary continues to generate substantial levels of new business.

              As a result of statutory surplus, our subsidiary ratings from A.M.Best and Standard and Poor's were downgraded in March, 2001 to B- and BB+, respectively, and placed on credit watch, citing deficient statutory surplus levels. The effect of these downgrades could, among other results, lead to reduced premium revenue due to public and agent concern regarding our financial strength.

              We have historically utilized financial reinsurance arrangements to mitigate the surplus strain caused by the new business growth. As a result of these arrangements, our subsidiary's 2000 statutory surplus was increased by $19,620. These arrangements are designed to be paid over a relatively short period of time. As a result, a significant portion of the surplus benefit derived from the financial reinsurance treaties may reverse during fiscal 2001. There is no guarantee that we will be able to either renew these treaties or enter into new treaties in the future.

              The Pennsylvania Insurance Department is concluding an examination of our primary subsidiary. We are aware that the Pennsylvania Insurance Department has required other long-term care companies with similar actuarial assumptions to post higher reserves as a result of their examination. While the Pennsylvania Insurance Department has not finalized its exam or quantified any of its findings, it has expressed concerns regarding our subsidiary's reserve levels. If we are unable to support our reserve assumptions, we may be required to increase our statutory reserves by a significant amount, causing a substantial decrease in statutory surplus.

              We are in the process of preparing a Corrective Action Plan for submission to the Insurance Commissioner. It is uncertain what actions, if any, the insurance departments will take with respect to our primary insurance subsidiary. If its statutory surplus and RBC were to decline further, it may face mandatory regulatory control.

              The parent holding company is highly leveraged and has liquidity needs which have historically been met from the utilization of existing liquid funds at the parent level and cash flow from non-insurance company subsidiaries. These sources of funds may be insufficient to meet the parent company's liquidity needs during 2001. The parent company's $74,750,000 convertible debentures contain certain covenants that may cause the debt to come immediately due in the event the parent is unable to make the required interest payments or if our subidiary insurer falls under regulatory control.

              We estimate that we may need to generate at least $40 million of additional capital in order to provide sufficient funding for our liquidity and statutory surplus needs during 2001. There can be no assurance that we may be able to raise these funds.

WE MAY BE UNABLE TO SERVICE AND REPAY OUR DEBT OBLIGATIONS IF OUR
SUBSIDIARIES CANNOT PAY SUFFICIENT DIVIDENDS OR MAKE OTHER CASH PAYMENTS TO
US AND WE MAY BE UNABLE TO REFINANCE OUR DEBT ON FAVORABLE TERMS AS NECESSARY.

              We are an insurance holding company whose assets principally consist of the capital stock of our operating subsidiaries. Our ability to redeem, repurchase or make interest payments on our outstanding debt is dependent upon the ability of our subsidiaries to pay cash dividends or make other cash payments to us. Our insurance subsidiaries are subject to state laws and regulations, which restrict their ability to pay dividends and make other payments to us. We cannot assure you that we will be able to service and repay our debt obligations. We do not expect our subsidiaries to have sufficient dividend capability to enable us to repay our 6.25% Convertible Subordinated Notes due 2003. If these notes are not converted into common stock, we will have to refinance them. We cannot assure you that we will be able to refinance the notes on favorable terms.

         The convertible debt contains covenants including the timely payment of interest and principal and requires us to protect the interests of our insurance subsidiaries. If we are not successful, and our insurance subsidiary is placed into receivorship by the Pennsylvania Insurance Department, we may be in default of the terms of our convertible debt. For more information, see "Dividend Policy," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Business--Government Regulation."

WE COULD SUFFER A LOSS IF OUR PREMIUM RATES ARE NOT ADEQUATE AND WE MAY BE REQUIRED TO REFUND OR REDUCE PREMIUMS IF OUR PREMIUM RATES ARE DETERMINED TO BE TOO HIGH.

              We set our premiums based on facts and circumstances known at the time and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the severity and duration of the claim and the mortality rate of our policyholder base, the persistency or renewal of our policies in-force and the interest rate which we expect to earn on the investment of premiums. In setting premiums, we consider historical claims information, industry statistics and other factors. If our actual experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our net income may decrease. We generally cannot raise our premiums in any state unless we first obtain the approval of the insurance regulator in that state. We have filed and are preparing to file rate increases on certain of our products. We cannot assure you that we will be able to obtain approval for premium rate increases from existing requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for a rate increase in one or more states, our net income may decrease.

              If we are successful in obtaining regulatory approval to raise premium rates, the increased premiums may reduce our sales and cause policyholders to let their policies lapse. Increased lapsation would reduce our premium income and would require us to expense fully the deferred policy costs relating to lapsed policies in the period in which those policies lapse, reducing our net income in that period.

              Insurance regulators also require us to maintain certain minimum statutory loss ratios on the policies that we sell. We must pay out, on average, a certain minimum percentage of premiums as benefits to policyholders. State regulations also mandate the manner in which insurance companies may compute loss ratios and the manner in which compliance is measured and enforced. If our policies are not in compliance with state mandated minimum loss ratios, state regulators may require us to reduce or refund premiums.

OUR RESERVES FOR FUTURE POLICY BENEFITS AND CLAIMS MAY BE INADEQUATE, REQUIRING US TO INCREASE LIABILITIES AND RESULTING IN REDUCED NET INCOME AND BOOK VALUE.

              We calculate and maintain reserves for the estimated future payment of claims to our policyholders using the same actuarial assumptions that we use to set our premiums. Establishing reserves is an uncertain process, and we cannot assure you that actual claims will not materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our net income depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would suffer an increase in liabilities resulting in reduced net income.

              Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. Due to the inherent uncertainty in establishing reserves, it has been necessary in the past for us to increase the estimated future liabilities reflected in our reserves for claims and policy expenses. In 1998, we added approximately $5.1 million to our claim reserves for 1997 and prior claim incurrals, in 1999 we added approximately $4.1 million to our claim reserves for 1998 and prior claim incurrals, and in 2000, we added approximately $6.6 million to our claim reserves for 1999 and prior claim incurrals. Over time, it may continue to be necessary for us to increase our reserves.

              New insurance products, such as our Independent Living, Assisted Living and Personal Freedom policies, entail a greater risk of unanticipated claims than products which have more extensive historical claims data, such as long-term nursing home care insurance. We believe that individuals may be more inclined to use home health care rather than nursing home care, which is generally only considered as a last resort after all other possibilities have been explored. Accordingly, we believe that home health care policies entail a greater risk of wide variations in claims experience than nursing home insurance. Because we have relatively limited claims experience with these products, we may incur higher than expected losses and expenses and may be required to adjust our reserve levels with respect to these products.

              The Pennsylvania Insurance Department is concluding an examination of our largest insurance subsidiary. We are aware that the Pennsylvania Insurance Department has required other long-term care companies with similar actuarial assumptions to post higher reserves as a result of their examination. While the Pennsylvania Insurance Department has not finalized its exam or quantified any of its findings, it has expressed concerns regarding this subsidiary's reserve levels. If we are unable to support our reserve assumptions, we may be required to increase our statutory reserves by a significant amount. In the event that we are required to make similar changes to other companies, our statutory reserves could be materially increased, causing a substantial decrease in our statutory surplus. A reduction in our current statutory surplus could cause our largest insurance subsidiary to fall into risk-based capital levels that may either allow or require control by the Insurance Department. Loss of control of our subsidiary would have a material adverse effect on us.

WE MAY RECOGNIZE A DISPROPORTIONATE AMOUNT OF POLICY COSTS IN ONE FINANCIAL REPORTING PERIOD IF OUR ESTIMATES WITH RESPECT TO THE DURATION OF OUR POLICIES ARE INACCURATE.

              We recognize policy costs over the life of each policy we sell. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commission, underwriting and other policy issue expenses. We use the same actuarial assumptions used to compute premiums and reserves to determine the period over which to amortize policy costs.

              Upon the occurrence of an unanticipated termination of a policy, we must fully expense deferred acquisition costs associated with the terminated policy. Therefore, if our actuarial assumptions are inaccurate, or if policies are terminated early by us or by the insured, we would recognize a disproportionate amount of policy expenses at one time, which would negatively affect our net income for that period.

              Annually, we determine if the future profitability of current in-force policies is sufficient to support our remaining deferred acquisition cost amount. This determination may include assumptions regarding the current need and future implementation of premium rate increases. We believe that we need certain rate increases in order to generate sufficient profitability to offset our current deferred acquisition costs. In the event that profits are considered insufficient to fully support the deferred acquisition costs, or if we are unable to obtain anticipated premium rate increases, we would impair the value of our deferred acquisition expense asset and would recognize a disproportionate amount of policy expenses at one time, which would negatively affect our net income for that period.

BECAUSE OUR COMPETITORS HAVE GREATER RESOURCES AND HIGHER FINANCIAL STRENGTH RATINGS, WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

              We sell our products in highly competitive markets. We compete with large national insurers, smaller regional insurers and specialty insurers. Many insurers are larger and have greater resources and higher financial strength ratings than we do. In addition, we are subject to competition from insurers with broader product lines. We also may be subject, from time to time, to new competition resulting from changes in Medicare benefits, as well as from additional private insurance carriers introducing products similar to those offered by us. Also, the removal of regulatory barriers (including as result of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999) might result in new competitors entering the long-term care insurance business. These new competitors may include diversified financial services companies that have greater financial resources than we do and that have other competitive advantages, such as large customer bases and extensive branch networks for distribution.

WE MAY SUFFER REDUCED INCOME IF GOVERNMENTAL AUTHORITIES CHANGE THE REGULATIONS APPLICABLE TO THE INSURANCE INDUSTRY.

              We are licensed to do business as an insurance company in a number of states and are subject to comprehensive regulation by the insurance regulatory authorities of those states. The primary purpose of such regulation is to protect policyholders, not shareholders. The laws of the various states establish insurance departments with broad powers with respect to such things as licensing companies to transact business, licensing agents, prescribing accounting principles and practices, admitting statutory assets, mandating certain insurance benefits, regulating premium rates, approving policy forms, regulating unfair trade, market conduct and claims practices, establishing statutory reserve requirements and solvency standards, limiting dividends, restricting certain transactions between affiliates and regulating the types, amounts and statutory valuation of investments.

              State insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, and may impose changes in the future that materially adversely affect our business, results of operations and financial condition. In particular, rate rollback legislation and legislation to control premiums, policy terminations and other policy terms may affect the amount we may charge for insurance premiums. In addition, although no legislation has been enacted to date, some state legislatures have discussed proposals to limit rate increases on long-term care insurance products. Because insurance premiums are our primary source of income, our net income may be negatively affected by any of these changes.

              Proposals currently pending in the U.S. Congress may affect our income. These include the implementation of minimum consumer protection standards for inclusion in all long-term care policies, including: guaranteed premium rates; protection against inflation; limitations on waiting periods for pre-existing conditions; setting standards for sales practices for long-term care insurance; and guaranteed consumer access to information about insurers, including lapse and replacement rates for policies and the percentage of claims denied. Enactment of any of these proposals could adversely affect our net income. In addition, recent federal financial services legislation requires states to adopt laws for the protection of consumer privacy. Compliance with various existing and pending privacy requirements also could result in significant additional costs to us.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IF WE CANNOT RECRUIT AND RETAIN INSURANCE AGENTS.

              We distribute our products principally through independent agents who we recruit and train to market and sell our products. We also engage marketing general agents from time to time to recruit independent agents and develop networks of agents in various states. We compete vigorously with other insurance companies for productive independent agents, primarily on the basis of our financial position, support services, compensation and product features. We may not be able to continue to attract and retain independent agents to sell our products. Our business and ability to compete would suffer if we are unable to recruit and retain insurance agents and if we lose the services provided by our marketing agents.

OUR BUSINESS IS CONCENTRATED IN A FEW STATES.

              Historically, our business has been concentrated in a few states. Over the past four fiscal years, approximately half of our premiums were from sales of policies in California, Florida and Pennsylvania. Increased competition, changes in economic conditions, legislation or regulations, rating agency downgrades, statutory surplus deficiencies or the loss of our ability to write business due to regulatory intervention in any of these states could significantly affect our results of operations or prospects.

DECLINES IN THE PRICES OF OUR INVESTMENT SECURITIES OR THE YIELDS ON OUR INVESTMENT PORTFOLIO AND SIGNIFICANT DEFAULTS IN OUR INVESTMENT PORTFOLIO MAY ADVERSELY AFFECT OUR NET INCOME.

              Income from our investment portfolio is a significant element of our overall net income. If our investments do not perform well, we would have reduced net income and could suffer a net loss. We are susceptible to changes in market rates when cash flows from maturing investments are reinvested at prevailing market rates. Accordingly, a prolonged decrease in interest rates or in equity security prices or an increase in defaults on our investments could adversely affect our net income.

              In addition, we depend in part on income from our investment portfolio to fund our reserves for future policy claims and benefits. In establishing the level of our reserves, we make assumptions about the performance of our investments. If our investment income or the capital gains in our portfolio are lower than expected, we may have to increase our reserves, which could adversely affect our net income.

OUR REINSURERS MAY NOT SATISFY THEIR OBLIGATIONS TO US.

              We obtain reinsurance from unaffiliated reinsurers on some of our policies to increase the number and size of the policies we may underwrite and reduce the risk to which we are exposed. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure you that our reinsurers will pay all of our reinsurance claims or that they will pay our reinsurance claims on a timely basis.

WE MAY BE AFFECTED BY OUR FINANCIAL STRENGTH RATINGS DUE TO HIGHLY COMPETITIVE MARKETS.

              Our ability to expand and to attract new business is affected by the financial strength ratings assigned to our insurance company subsidiaries by A.M. Best Company, Inc. and Standard & Poor's Insurance Rating Services, two independent insurance industry rating agencies. A.M. Best's ratings for the industry range from "A++ (superior)" to "F (in liquidation)." Standard & Poor's ratings range from "AAA (extremely strong)" to "CC (extremely weak)." Some companies are unrated. A.M. Best and Standard & Poor's insurance company ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors. Our subsidiaries that are rated have A.M. Best ratings of "B- (adequate)" and Standard & Poor's ratings of "BBB+ (good)." In March 2001, A.M Best lowered its rating of our subsidiaries from B++ citing deficient statutory surplus. Standard & Poor's lowered its rating of our subsidiaries from "A-" in November 2000, citing a need for additional capital to support our rapid premium growth. In March 2001, Standard & Poor's placed our subsidiaries on credit watch pending our ability to generate additional capital.

              Certain distributors will not sell our group products unless we have a rating of at least an "A-." The inability of our subsidiaries to obtain higher A.M. Best or Standard & Poor's ratings could adversely affect the sales of our products if customers favor policies of competitors with better ratings. In addition, a downgrade in our ratings may cause our policyholders to allow their existing policies to lapse. Increased lapsation would reduce our premium income and would also cause us to expense fully the deferred policy costs relating to lapsed policies in the period in which those policies lapsed. Downgrades in our ratings also may lead some independent agents to sell less of our products or to cease selling our policies altogether.

WE MAY NOT HAVE ENOUGH CAPITAL AND SURPLUS TO CONTINUE TO GROW.

              Our continued growth is dependent upon our ability to continue to fund expansion of our markets and our network of agents while at the same time maintaining required minimum statutory levels of capital and surplus to support such growth. Our new business growth typically results in net losses on a statutory basis during the early years of a policy, due primarily to differences in accounting practices between statutory accounting principles and generally accepted accounting principles. The resultant reduction in statutory surplus, or surplus strain, can limit our ability to generate new business due to statutory restrictions on premium to surplus ratios and required statutory surplus parameters. If we cannot generate sufficient statutory surplus to maintain minimum statutory requirements through increased statutory profitability, reinsurance or other capital generating alternatives, we will be limited in our ability to generate additional premium from new business growth, which would result in lower net income under generally accepted accounting principles, or, in the event that our statutory surplus in not sufficient to meet state premium to surplus and risk based capital required minimums, we could be prohibited from generating additional premium revenue.

              Furthermore, the insurance industry may undergo change in the future and, accordingly, new products and methods of service may also be introduced. In order to keep pace with any new developments, we may need to expend significant capital to offer new products and to train our agents and employees to sell and administer these products and services. We may also need to make significant capital expenditures for computer systems and other technology needed to market and administer our policies. We may not be successful in developing new products and any significant capital expenditures, or the failure to make necessary investments, may have a material adverse effect on us.

LITIGATION MAY RESULT IN FINANCIAL LOSSES, HARM OUR REPUTATION AND DIVERT MANAGEMENT RESOURCES.

              We are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as an insurer. In addition, in recent years, many insurance companies have been named as defendants in class actions relating to market conduct or sales practices, and other long-term care insurance companies have been sued when they sought to implement premium rate increases. We cannot assure you that we will not be named as a defendant in a similar case. Current and future litigation may result in financial losses, harm our reputation or require the dedication of significant management resources.

WE ARE DEPENDENT UPON KEY PERSONNEL AND OUR OPERATIONS COULD BE AFFECTED BY THE LOSS OF THEIR SERVICES.

              Our success largely depends upon the efforts of our senior operating management, including our chairman, chief executive officer, president and founder, Irving Levit. The loss of the services of Mr. Levit or one or more of our key personnel could have a material adverse effect on our operations.

OUR PRINCIPAL SHAREHOLDER AND OTHER MEMBERS OF OUR SENIOR MANAGEMENT TEAM HAVE THE ABILITY TO EXERT SIGNIFICANT INFLUENCE OVER OUR AFFAIRS.

              Mr. Levit is our principal shareholder and controls, directly or indirectly, approximately 25% of our common stock. In addition, a majority of the members of our board of directors are members of our senior management team. Accordingly, Mr. Levit and other members of our senior management team have the power to exert significant influence over our policies and affairs.

CERTAIN ANTI-TAKEOVER PROVISIONS IN STATE LAW AND OUR ARTICLES OF INCORPORATION MAY MAKE IT MORE DIFFICULT TO ACQUIRE US AND THUS DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

         Our Restated and Amended Articles of Incorporation, the Pennsylvania Business Corporation Law of 1988, as amended, and the insurance laws of states in which our insurance subsidiaries do business contain certain provisions which could delay or impede the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us difficult, even if such a transaction would be beneficial to the interests of our shareholders, or discourage a third party from attempting to acquire control of us. In particular, the classification of our board of directors could have the effect of delaying a change in control. In addition, we have authorized 5,000,000 shares of preferred stock, which we could issue without further shareholder approval and upon such terms and conditions, and having such rights privileges and preferences, as the board of directors may determine. We have no current plans to issue any preferred stock. In addition, insurance laws and regulations of Pennsylvania and New York prohibit any person from acquiring control of us, and thus indirect control of our insurance subsidiaries, without the prior approval of the insurance commissioners of those states.

REDUCED LIQUIDITY AND PRICE VOLATILITY COULD RESULT IN A LOSS TO INVESTORS.

              Although our common stock is listed on the New York Stock Exchange, there can be no assurance as to the liquidity of investments in our common stock or as to the price investors may realize upon the sale of our common stock. These prices are determined in the marketplace and may be influenced by many factors, including the liquidity of the market for the common stock, the market price of the common stock, investor perception and general economic and market conditions.

CORPORATE BACKGROUND

              We are registered and approved as a holding company under the Pennsylvania Insurance Code. We were incorporated in Pennsylvania on May 13, 1965 under the name Greater Keystone Investors, Inc. and changed our name to Penn Treaty American Corporation on March 25, 1987. Penn Treaty Life Insurance Company was incorporated in Pennsylvania under the name Family Security Life Insurance Company on June 6, 1962, and its name was changed to Quaker State Life Insurance Company on December 29, 1969, at which time it was operating under a limited insurance company charter. We acquired Quaker State Life Insurance Company on May 4, 1976, and changed its name to Penn Treaty Life Insurance Company. On July 13, 1989, Penn Treaty Life Insurance Company acquired all of the outstanding capital stock of AMICARE Insurance Company (formerly Fidelity Interstate Life Insurance Company), a stock insurance company organized and existing under the laws of Pennsylvania, and changed its name to Network America Life Insurance Company on August 1, 1989.

              On August 30, 1996, we consummated the acquisition of all of the issued and outstanding capital stock of Health Insurance of Vermont, Inc., and have since changed its name to American Network Insurance Company.

              Senior Financial Consultants Company, an insurance agency that we own, was incorporated in Pennsylvania on February 23, 1988 under the name Penn Treaty Service Company. On February 29, 1988, it acquired, among other assets, the rights to renewal commissions on a certain block of Penn Treaty Life's existing in-force policies from Cher-Britt Agency, Inc., and an option to purchase the rights to renewal commissions on a certain block of Penn Treaty Life Insurance Company's existing policies from Cher-Britt Insurance Agency, Inc., an affiliated company of Cher-Britt Agency, Inc. In connection with this acquisition, on March 3, 1988, we changed the name of the Agency to Cher-Britt Service Company. The option was exercised on March 3, 1989. Its name was changed to Senior Financial Consultants Company on August 9, 1994.

              On December 31, 1997, Penn Treaty Life Insurance Company dividended to us its common stock ownership of Penn Treaty Network America Insurance Company. At that time, Penn Treaty Network Insurance Company assumed substantially all of the assets, liabilities and premium in-force of Penn Treaty Life Insurance Company through a purchase and assumption reinsurance agreement. On December 30, 1998, we sold our common stock interest in Penn Treaty Life to an unaffiliated insurer. All remaining policies in-force were assumed by Penn Treaty Network America through a 100% quota share agreement.

              On November 25, 1998, we entered into a purchase agreement to acquire all of the common stock of United Insurance Group Agency, Inc. ("United Insurance Group"), a Michigan based consortium of long-term care insurance agencies. The acquisition was effective January 1, 1999.

              On December 10, 1999, we incorporated Penn Treaty (Bermuda), Ltd., a Bermuda based reinsurer, for the purpose of reinsuring affiliated long-term insurance contracts at a future date.

              On January 1, 2000, we acquired Network Insurance Senior Health Division ("NISHD"), a Florida-based insurance agency brokerage company. NISHD was purchased by Penn Treaty Network America Insurance Company.

         (b)       INSURANCE PRODUCTS

         INSURANCE PRODUCTS

              Since 1972, we have developed, marketed and underwritten defined benefit accident and health insurance policies designed to be responsive to changes in:

       -      the characteristics and needs of the senior citizen market;

       - governmental regulations and governmental benefits available for senior citizens; and

       -      the health care and long-term care industries in general.

              As of December 31, 2000, approximately 95% of our total annualized premiums in-force were derived from long-term care policies, which include nursing home and home health care policies. Our other lines of insurance include life, disability, Medicare supplement and other hospital care policies and riders. We solicit input from both our independent agents and our policyholders with respect to the changing needs of insureds. In addition, our representatives regularly attend seminars to monitor significant trends in the industry.

              Our focus on long-term care has enabled us to gain expertise in claims and underwriting which we have applied to product development. Through the years, we have continued to build on our brand names by offering the independent agency channel a series of differentiated products. We have expanded our product line to offer both tax-qualified and non-qualified plans based on consumer demand for both.

              The following table sets forth, for each of our last three fiscal years our annualized premiums by type of policy.

                                                                         (annualized premiums in $000's)
                                                                             Year ended December 31,
                                                        ----------------------------------------------------------------
                                                                1998                   1999                  2000
                                                                ----                   ----                  ----
Long-term facility, home and comprehensive coverage:
   Annualized premiums                                  $ 230,621    93.3%     $ 313,222    94.6%    $ 360,600     95.2%
   Number of policies                                     156,842                208,955               242,075
   Average premium per policy                           $   1,470              $   1,499             $   1,490
Disability insurance
   Annualized premiums                                  $   6,715     2.7%     $   7,126     2.2%    $   6,634      1.8%
   Number of policies                                      15,704                 14,963                13,502
   Average premium per policy                           $     428              $     476             $     491
Medicare supplement:
   Annualized premiums                                  $   5,506     2.2%     $   6,131     1.9%    $   7,314      1.9%
   Number of policies                                       4,970                  5,934                 7,696
   Average premium per policy                           $   1,108              $   1,033             $     950
Life insurance:
   Annualized premiums                                  $   3,791     1.5%     $   4,095     1.2%    $   3,785      1.0%
   Number of policies                                       6,752                  6,677                 6,315
   Average premium per policy                           $     562              $     613             $     599
Other insurance:
   Annualized premiums                                  $     566     0.2%     $     548     0.2%    $     609      0.2%
   Number of policies                                       3,377                  2,968                 3,900
   Average premium per policy                           $     168              $     185             $     156

Total annualized premiums in force                      $ 247,199     100%     $ 331,122     100%    $ 378,942      100%
Total Policies                                            187,645                239,497               273,488

              We received an insurance license in 1972, permitting us to underwrite insurance in 12 states. In 1974, we filed a long-term care policy offering a five-year benefit period. Our policy was the first national plan to equally cover all levels of care, including skilled, intermediate and custodial care, with an extended benefit period. We began the sale of home health care riders, which pay for licensed nurses, certified nurses' aides and home health care workers who provide care/assistance in the policyholder's home, in 1983. This plan was the first in the industry to include a limited benefit for homemaker companion care provided by a friend, neighbor, relative or religious organization. We began the use of table-based underwriting, which enables higher risk policyholders to receive coverage at a risk-adjusted premium level, in 1986. Appropriate risk is calculated based upon medical conditions and ability to perform daily activities. Multiple rate classes enabled us to penetrate an untapped market in long-term care insurance sales.

              We specialize in the sale of long-term care insurance, which is generally defined as nursing home and home health care insurance coverage.

              LONG-TERM NURSING HOME CARE. Our long-term nursing home care policies generally provide a fixed or maximum daily benefit payable during periods of nursing home confinement prescribed by a physician or necessitated by the policyholder's cognitive impairment or inability to perform two or more activities of daily living. These policies include built-in benefits for alternative plans of care, waivers of premiums after 90 days of benefit payments on a claim and unlimited restoration of the policy's maximum benefit period. All levels of nursing care, including skilled, intermediate and custodial (assisted living) care, are covered and benefits continue even when the policyholder's required level of care changes. Skilled nursing care refers to professional nursing care provided by a medical professional (a doctor or registered or licensed practical nurse) located at a licensed facility that cannot be provided by a non-medical professional. Assisted living care generally refers to non-medical care, which does not require professional treatment and can be provided by a non-medical professional with minimal or no training. Intermediate nursing care is designed to cover situations that would otherwise fall between skilled and assisted living care and includes situations in which an individual may require skilled assistance on a sporadic basis.

              Our current long-term nursing home care policies provide benefits that are payable over periods ranging from one to five years or the lifetime of the policyholder. These policies provide for a maximum daily benefit on costs incurred ranging from $60 to $300 per day. Our Personal Freedom policies also provide comprehensive coverage for nursing home and home health care, offering benefit "pools of coverage" ranging from $75,000 to $300,000, as well as lifetime coverage.

              LONG-TERM HOME HEALTH CARE. Our home health care policies generally provide a benefit payable on an expense-incurred basis during periods of home care prescribed by a physician or necessitated by the policyholder's cognitive impairment or inability to perform two or more activities of daily living. These policies cover the services of registered nurses, licensed practical nurses, home health aides, physical therapists, speech therapists, medical social workers and other similar home health practitioners. Benefits for our currently marketed home health care policies are payable over periods ranging from six months to five years or the lifetime of the policyholder, and provide from $40 to $160 per day of home benefits. Our home health care policies also include built-in benefits for waivers of premiums after 90 days of benefit payments, and unlimited restoration of the policy's maximum benefit period.

              We currently offer the following products:

              INDEPENDENT LIVING PLAN. The Independent Living Plan (offered since 1994) was our first stand-alone home health care plan that covered all levels of care received at home. Besides covering skilled care and care by home health aides, this plan pays for care provided by unlicensed, unskilled homemakers. This care includes assistance with cooking, shopping, housekeeping, laundry, correspondence, using the telephone and paying bills. Historically, only limited coverage had been provided under certain of our home health care policies for homemaker care, typically for a period of up to 30 days per calendar year during the term of the policy. This benefit is now standard in most long-term care policies. Family members also may be reimbursed for any training costs incurred in order to provide in-home care.

              The Independent Living policy provides that we will waive the elimination period, the time at the beginning of the period during which care is provided for which no benefits are available under the policy (usually twenty days), if the insured agrees to utilize a care management service referred by us. Newer policies offer up to 100% of the daily benefit if a care management service is used, versus 80% if the policyholder does not elect care management services. We engage the care manager at the time a claim is submitted to prepare a written assessment of the insured's condition and to establish a written plan of care. We have subsequently incorporated the use of care management in all of our new home health care policies.

              PERSONAL FREEDOM PLAN. Our Personal Freedom Plan (offered since
1996) is a comprehensive plan which provides a sum of money for long-term care to be used for either nursing facility or home health care. The plan also provides coverage for homemaker care for insureds who are unable to perform activities of daily living such as cooking, shopping, housekeeping, laundry, correspondence, using the telephone, paying bills and managing medication.

              When policyholders purchase this policy, with benefits ranging from $75,000 to $300,000, as well as lifetime coverage, they may then access up to the face amount of the policy for nursing home or home health care as needed, subject to maximum daily limits. This plan also includes an optional return of premium/nonforfeiture benefit.

              ASSISTED LIVING PLAN. The Assisted Living Plan (offered since
1996), which is a stand-alone facility care plan that provides benefits in either a traditional nursing home setting or in an Assisted Living Facility, the setting preferred by the majority of policyholders. This policy, coupled with an optional home health care rider, offers benefits similar to those of the Personal Freedom Plan on a time on a daily benefit, cost incurred basis, rather than a sum of money basis.

              SECURED RISK PLAN. Our Secured Risk Plan (offered since 1998) offers facility care benefits to people who would most likely not qualify for long-term care insurance under traditional policies. Table-based underwriting allows us to examine these substandard conditions by level of activity and independence of the applicant. This plan offers protection to such individuals by providing coverage for care in a nursing facility or in the insured's home if he or she chooses the limited optional home health care benefits. Features of this plan, as with many of our other plans, include coverage for pre-existing conditions after six months, guaranteed renewal for life, premiums that will not increase with age and no requirement of prior hospitalization.

              POST ACUTE RECOVERY PLAN. The Post Acute Recovery Plan (offered since 1999) provides facility and home health care benefits for up to one year after traditional medical insurance, Medicare, Medigap or HMO services stop, thereby providing a more affordable short-term plan. Coupled with optional home health care benefits, this product pays for medical recovery in a facility or in the insured's home when traditional health care coverage stops. Features of this plan include immediate coverage (no elimination period or deductible), coverage for pre-existing conditions after six months in most states, guaranteed renewal and premiums that will not increase with age. We offer a "Care Solutions" service with this plan, in which a care manager works with the insured to design a plan of care suited to meet his or her individual needs.

              GROUP LONG-TERM CARE INSURANCE PLAN. Our group long-term care insurance plan (offered since 2000) provides group long-term care insurance to groups formed for purposes other than the purchase of insurance, such as an employee group, an association or a professional organization. A group master policy is issued to the group and all participating members are issued certificates of insurance which describe the benefits available under the policy. Eligibility for insurance is guaranteed to all members of the group without an underwriting review on an individual basis. Group members, spouses and parents can generally purchase supplemental coverage beyond the level paid by the group. This coverage is offered on an individually underwritten basis.

              We are currently seeking to expand our group insurance business and have recently enhanced our marketing efforts towards this end. Our management considers this area to offer significant opportunities for sales growth.

              ALLRISK. In February 2001, we actively began offering AllRisk Healthcare, a senior savings health care program, through one of our agency subsidiaries. This non-insurance product will offer discounts on nursing facilities, home health care services and wellness benefits. This plan is designed for people who cannot qualify for long-term care insurance plans because of certain medical conditions. This program was tested on a limited basis in nine states and we have used that experience to re-tool the product to more accurately reflect the state of the market and acceptance of this product.

              RIDERS. Our policies generally offer an optional lifetime inflation rider, which provides for a 5% increase of the selected daily benefit amount on each anniversary date for the lifetime of the policy. An optional nonforfeiture shortened benefit rider, which provides the insured with the right to maintain a portion of his or her benefit period in the event the policy lapses after being continuously in-force for at least three years, is also available. The return of premium benefit rider provides for a pro-rata return of premium in the event of death or surrender beginning in the sixth year. We also offer and encourage the purchase of home health care riders to supplement our nursing home policies and nursing home riders to supplement our home health care policies.

              Previously, we offered numerous other riders to supplement our long-term care policies. The need, however, for many of these riders has been eliminated due to the incorporation of many of the benefits they provided into the basic coverage included in our newest long-term care policies. Among the built-in benefits provided under the long-term care policies we currently market are hospice care, adult day care and survivorship benefits and restoration of benefits.

              After the enactment of the Health Insurance Portability and Accountability Act of 1996, issues arose relating to the tax status of long-term care benefits included as part of non-qualified plans. To permit policyholders to purchase either the tax-qualified plan or non-qualified plan that best suits their needs, we introduced the Pledge and Promise. The Pledge and Promise states that if the U.S. Congress or the Treasury Department should determine that the benefits received on a long-term care policy are considered taxable income, we will allow a policyholder to convert the policy to a tax-qualified policy at any time. The Pledge and Promise further states that if the U.S. Congress or Treasury Department should determine that the benefits received on a non-qualified plan will not be considered taxable income, we will allow a policyholder to convert the policy from a tax-qualified plan to a non-qualified plan at any time prior to its first anniversary.

          (c)      MARKETING

          MARKETS. The following chart shows premium revenues by state for each of the states where we do business:

                                              ($000)
                                ------------------------------------
                                       Year Ended December 31,         Current
                       Year     ------------------------------------    Year %
State                Entered       1998        1999         2000       of Total
                     --------      ----        ----         ----       --------
Arizona                  1988    $10,608     $13,715      $15,677            4%
California               1992     33,089      43,514       50,165           14%
Florida                  1987     53,607      63,218       71,588           20%
Georgia                  1990      2,174       3,350        4,764            1%
Illinois                 1990     12,132      15,970       19,748            6%
Iowa                     1990      2,976       4,317        5,097            1%
Kentucky                 1989      2,130       3,123        3,573            1%
Maryland                 1987      2,682       3,427        3,896            1%
Michigan                 1989      4,108       5,469        6,357            2%
Missouri                 1990      3,817       4,297        4,391            1%
Nebraska                 1990      3,162       3,952        4,358            1%
New Jersey               1996      2,127       4,707        7,856            2%
North Carolina           1990      6,122       8,089        9,690            3%
Ohio                     1989      7,162      10,149       11,935            3%
Pennsylvania             1972     28,821      37,661       48,692           14%
South Dakota             1990      2,743       3,177        3,525            1%
Texas                    1990      6,732      11,879       16,105            5%
Virginia                 1989     16,094      19,597       22,370            6%
Washington               1993      4,834       7,485        9,814            3%
All Other States(1)               18,572      25,420       37,512           11%
                                  ------      ------       ------           ---

All States                      $223,692    $292,516     $357,113          100%
                                ========    ========     ========

- ------------
(1) Includes all states in which premiums comprised less than one percent of total premiums in 2000.

              Our goal is to strengthen our position as a leader in providing long-term care insurance to senior citizens by underwriting, marketing and selling our products throughout the United States. We focus our marketing efforts primarily in those states where we have successfully developed networks of agents and that have the highest concentration of individuals whose financial status and insurance needs are compatible with our products.

              AGENTS. We market our products principally through independent agents. With the exception of agents employed by our insurance agency subsidiaries, we do not directly employ agents but instead rely on relationships with independent agents and their sub-agents. As of December 31, 2000, our policies were marketed through approximately 40,000 licensed agents. Approximately one-third of our agents wrote new business during the twelve months ended December 31, 2000. The number of agents who produced over $100,000 in new premiums for us increased from 41 in 1995 to 159 in 2000 and the number of agents who produced over $500,000 in new premiums for us increased from 14 in 1995 to 42 in 2000. We provide assistance to our agents through seminars, underwriting training and field representatives who consult with agents on underwriting matters, assist agents in research and accompany agents on marketing visits to current and prospective policyholders.

              Each independent agent must be authorized by contract to sell our products in each state in which the agent and our companies are licensed. Some of our independent agents are large general agencies with many sales persons (sub-agents), while others are individuals operating as sole proprietors. Some independent agents sell multiple lines of insurance, while others concentrate primarily or exclusively on accident and health insurance. We do not have exclusive agency agreements with any of our independent agents and they are free to sell policies of other insurance companies, including our competitors.

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

              We are actively engaged in recruiting and training new agents. Sub-agents are recruited by the independent agents and are licensed by us with the appropriate state regulatory authorities to sell our policies. Independent agents are generally paid higher commissions than those employed directly by insurance companies, in part to account for the expenses of operating as an independent agent. We believe that the commissions we pay to independent agents are competitive with the commissions paid by other insurance companies selling similar policies. The independent agent's right to renewal commissions is vested and commissions are paid as long as the policy remains in-force, provided the agent continues to abide by the terms of the contract. We generally permit many of our established independent agents to collect the initial premium with the application and remit such premium to us less the commission. New independent agents are required to remit the full amount of initial premium with the application. We provide assistance to our independent agents in connection with the processing of paperwork and other administrative services.

              We have developed a proprietary agent sales system for long-term care insurance, LTCWorks!, which enables agents to sell products utilizing downloadable software. We believe that LTCWorks! increases the potential distribution of our products by enhancing agents' ability to present the products, assist policyholders in the application process and submit applications over the Internet. LTCWorks! provides agents that specialize in the regular sale of long-term care insurance products with a unique and easy sales tool and enables agents who are less familiar with long-term care insurance to present it when they are discussing other products such as life insurance or annuities.

              MARKETING GENERAL AGENTS AND GENERAL AGENTS. We selectively utilize marketing general agents for the purpose of recruiting independent agents and developing networks of agents in various states. Marketing general agents receive an override commission on business written in return for recruiting, training and motivating the independent agents. In addition, marketing general agents may function as general agents for us in various states. In its capacity as marketing general agent and general agent, one agent accounted for 17% and 16% of the total premiums earned by us during 1998 and 1999, respectively. We acquired an agency that was a division of this agent in 2000, and therefore will depend on this agent less in future periods. No single grouping of agents accounted for more than 10% of our new premiums or renewal premiums written in 2000. We have not delegated any underwriting or claims processing authority to any agents.

              GROUP AND FRANCHISE INSURANCE. We have recently begun to sell group long-term care insurance to groups formed for purposes other than the purchase of insurance, such as an employee group, an association or a professional organization. A group master policy is issued to the group and all participating members are issued certificates of insurance which describe the benefits available under the policy. Eligibility for insurance is guaranteed to all members of the group without an underwriting review on an individual basis. Group members, spouses and parents can generally purchase supplemental coverage beyond the level paid by the group. This coverage is offered on an individually underwritten basis.

              We currently market our group products primarily through agents who market products to individuals. However, we are in the process of developing a network of agents who generally sell other group products, and who often have existing relationships with employer groups, to market our group products. As of December 31, 2000, first-year premiums in-force for our group products were approximately $4.0 million, covering 3,340 individuals. We believe our group products present an opportunity to significantly increase the number of policies in-force without paying significantly increased commissions.

              From time to time, we also sell franchise insurance, which is a series of individually underwritten policies sold to an association or group. While franchise insurance is generally presented to groups that endorse the insurance, policies are issued to individual group members. Each application is underwritten and issuance of policies is not guaranteed to members of the franchise group.

          (d)     ADMINISTRATION

UNDERWRITING

              We believe that the underwriting process through which we, as an accident and health insurance company particularly in the long-term care segment, choose to accept or reject an applicant for insurance is critical to our success. We have offered long-term care insurance products for nearly 30 years and we believe we have benefited significantly from our longstanding focus on this specialized line. Through our experience with and focus on this niche product, we have been able to establish a system of underwriting designed to permit us to process our new business and assess the risk presented effectively and efficiently.

              Applicants for insurance must complete detailed medical questionnaires. Physical examinations are not required for our accident and health insurance policies, but medical records are frequently requested. All long-term care applications are reviewed by our in-house underwriting department and all applicants are also interviewed by members of our underwriting department via telephone. This "personal history interview" is aimed at not only confirming the information disclosed on the application, but also at gaining more insight into the applicant's physical abilities, activity level and cognitive functioning. We consider age, cognitive status and medical history, among other factors, in deciding whether to accept an application for coverage and, if accepted, the appropriate rate class for the applicant. With respect to medical history, efforts are made to underwrite on the basis of the medical information listed on the application, but an Attending Physician's Statement is often requested. We also frequently use face-to-face assessments conducted in the applicant's home by independent subcontractors (nurse networks). This evaluation is similar to the personal history interview in terms of obtaining medical information and information regarding the applicant's functional abilities, and it includes an expanded cognitive test. We also use the Minnesota Cognitive Acuity Screening test (formerly known as Cognistat) when a question of cognitive functioning exists and is not adequately addressed by the other underwriting tools, or when the possibility of cognitive problems is identified by one of the other underwriting tools. In addition to age, cognitive status and medical history, our underwriters are concerned with the applicant's abilities to perform the activities of daily living. Our underwriting process extends beyond current conditions, however, and takes into account how existing health conditions are likely to progress and to what degree the independence of the applicant is likely to change as the applicant ages.

              We use table-based underwriting, or multiple rate classifications, as a means to accept more business while obtaining the appropriate premiums for additional risk. Potential policyholders are placed in different risk classes for acceptance and premium calculation based on medical conditions and level of activity during the application process. We currently offer Premier, Select, Standard and Secured risk classifications. If we determine that we cannot offer the requested coverage, we may suggest an alternative product suitable for coverage for higher risk applicants. Accepted policies are usually issued within seven working days from receipt of the information necessary to underwrite the application.

              Pre-existing conditions disclosed on an application for new long-term nursing home care and most home health care policies are covered immediately upon approval of the policy, while undisclosed pre-existing conditions are not covered for six months in most states and two years in certain other states. In addition, our Independent Living policies immediately cover all disclosed pre-existing conditions. In the case of individual Medicare supplement policies, pre-existing conditions are generally not covered during the six-month period following the effective date of the policy.

              In group long-term care insurance, eligibility is guaranteed to all members of the group without an underwriting review on an individual basis. However, supplemental coverage offered to group members and their parents and spouses is individually underwritten. Franchise insurance is a series of individually underwritten policies sold to the members of an association or group. The issuance of policies is not guaranteed to individual members of the franchise group.

              In conjunction with the development of our LTCWorks! Internet strategy, we developed an underwriting credit-scoring system, which provides consistent underwriting and rate classification for applicants with similar medical histories and conditions. LTCWorks! also allows agents to complete applications on-line and to submit them electronically via the Internet.

CLAIMS

              Claims for policy benefits, except with respect to Medicare supplement and disability claims, are processed by our claims department, which includes nurses employed or retained as consultants. We use third party administrators to process our Medicare supplement claims due to the large number of claims and the small benefit amount typically paid for each claim. Beginning in 1999, we also engaged a third party administrator to perform all administration, including claims processing, for our disability business.

              Upon notification of a claim, a personal claims assistant is assigned to review all necessary documentation, including verification of the facility where the claimant resides. A claims examiner will verify eligibility of the claim under the policy. Every effort is made to facilitate the processing of the claim, recognizing that this service efficiency provides substantial value to the policyholder and his or her family. Toward this end, the personal claims assistant will verify the continued residence of the policyholder in the facility each month and expedite payment of the claim.

              We periodically utilize the services of "care managers" to review certain claims, particularly those made under home health care policies. When a claim is filed, we may engage a care manager to review the claim, including the specific health problem of the insured and the nature and extent of health care services being provided. This review may include visiting the claimant to assess his or her condition. The care manager assists the insured and us by ensuring that the services provided to the insured, and the corresponding benefits paid, are appropriate under the circumstances. The care manager then follows the claimant's progress with periodic contact to ensure that the plan of care continues to be appropriate and that it is decreased if warranted by improvement in the claimant's condition.

              Home care claims require the greatest amount of diligent overview and we have utilized care management techniques for nearly ten years. Under the terms of our Independent Living policy, we will waive the elimination period if the insured agrees to utilize a care manager. Newer policies offer 100% claims coverage if the claimant uses a care manager and provide up to 80% of the daily benefit if care manager services are not used. The majority of all of our home health care claims in 2000 were submitted to care management. We anticipate that this usage will continue as our business grows.

              In 1999, we created and staffed an in-house care management unit. This in-house unit conducts the full range of care management services, which were previously provided exclusively by subcontractors. We intend to continue to develop this unit, as we believe it can meet many of our care management needs more effectively and less expensively than third party vendors can. The use of in-house care management has resulted in a 38% reduction in claims submitted to outside care managers during the twelve-month period ended December 31, 2000, compared to the twelve-month period ended December 31, 1999, and savings of over $500,000 in 2000.

SYSTEMS OPERATIONS

              We maintain our own computer system for most aspects of our operations, including policy issuance, billing, claims processing, commission reports, premium production by agent (state and product) and general ledger. Critical to our ongoing success is our ability to continue to provide the quality of service for which we are known to our policyholders and agents. We believe that our overall systems are an integral component in delivering that service. If we are able to generate additional statutory capital, we intend to significantly expand or enhance our existing system through a replacement project. The extent of the project has not been determined, but we estimate that it would require a substantial investment of funds and resources to replace our entire system. One current proposal would cost approximately $4 million to $8 million over three years.

              In 2000, we entered an outsourcing agreement with a computer services vendor, which thereby assumed responsibility for the majority of the daily operations of our system, future program development and business continuity planning. This vendor provides both in-house and external servicing of all existing legacy systems and hardware. We believe that this vendor can provide better expertise in the evolving arena of information technology than we can provide by running our own operations.

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

              Premium rates for all lines of insurance are subject to state by state regulation. Premium regulations vary greatly among jurisdictions and lines of insurance. Rates for our insurance policies are established with the assistance of our independent actuarial consultants and reviewed by the insurance regulatory authorities. Before a rate change can be made, the proposed change must be filed with and, with respect to rates for individual policies, approved by the insurance regulatory authorities in each state in which an increase is sought. Regulators may not approve the increases we request, or may approve them only with respect to certain types of policies, or may approve increases that are smaller than those we request.

              As a result of minimum statutory loss ratio standards imposed by state regulations, the premiums on our accident and health polices are subject to reduction and/or corrective measures in the event insurance regulatory agencies in states where we do business determine that our loss ratios either have not reached or will not reach required minimum levels. See "--Government Regulation."

         (f)      FUTURE POLICY BENEFITS AND CLAIMS RESERVES

              We are required to maintain reserves equal to our probable ultimate liability for claims and related claims expenses with respect to all policies in-force. Reserves, which are computed with the assistance of an independent firm of actuarial consultants, are established for:

              -   claims which have been reported but not yet paid;

              -   claims which have been incurred but not yet reported; and

              - the discounted present value of all future policy benefits less the discounted present value of expected future premiums.

              The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. We compare actual experience with estimates and adjust reserves on the basis of such comparisons.

              In addition to reserves for incurred claims, reserves are also established for future policy benefits. The policy reserves represent the discounted present value of future obligations that are likely to arise from the policies that we underwrite, less the discounted present value of expected future premiums on such policies. The reserve component is determined using generally accepted actuarial assumptions and methods. However, the adequacy of these reserves rests on the validity of the underlying assumptions that were used to price the products; the more important of these assumptions relate to policy lapses, loss ratios and claim incidence rates. The assumptions we use to calculate reserves for claims under our long-term care products are based on our 28 years of significant claims experience, primarily with respect to nursing home care products, and on the experience of the industry as a whole.

              We began offering home health care coverage in 1983 and since that time have realized a significant increase in the number of home health care policies written. Claims experience with home health care coverage is more limited than the available nursing home care claims experience. Our experience with respect to the Independent Living policy, which was first offered in November 1994, and the Assisted Living and Personal Freedom policies, which were first offered in late 1996, is extremely limited. We believe that individuals may be more inclined to utilize home health care than nursing home care, which is generally a last resort to be considered only after all other possibilities have been explored. Accordingly, we believe that wide variations in claims experience may be more likely in home health care insurance than in nursing home insurance. Our actuarial consultants utilize both our experience and other industry data in the computation of reserves for the home health care product line.

              In addition, newer long-term care products, developed as a result of regulation or market conditions, may incorporate more benefits with fewer limitations or restrictions. For instance, the Omnibus Budget Reconciliation Act of 1990 required that Medicare supplement policies provide for guaranteed renewability and waivers of pre-existing condition coverage limitations under certain circumstances. In addition, the National

Association of Insurance Commissioners has recently adopted model long-term care policy language providing nonforfeiture benefits and a rate stabilization standard for long-term care policies, either or both of which may be adopted by the states in which we write policies. The fluidity in market and regulatory forces may limit our ability to rely on historical claims experience for the development of new premium rates and reserve allocations. See "--Government Regulation."

              We use an independent firm of actuarial consultants to assist us in pricing insurance products and establishing reserves with respect to those products. Additionally, actuaries assist us in improving the documentation of our reserve methodology, a process that has resulted in certain adjustments to our reserve levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." In 2001, we appointed Milliman and Robertson as our new actuarial consultants for periods beginning after December 31, 2000. They have completed a study of our December 31, 2000 reserve for current claims, which are more favorable than the reserve for claims provided by our former actuary. They are currently in process of reviewing our policy reserves and compiling any noted differences with our former consulting actuary. Although we believe that our reserves are adequate to cover all policy liabilities, we cannot assure you that reserves are adequate or that future claims experience will be similar to, or accurately predicted by, our past or current claims experience.

              As of December 31, 2000 and 1999, our reserves for current claims were $164,565,000 and $137,534,000, respectively. In 1999, we added approximately $4.1 million to our claim reserves for 1998 and prior claim incurrals, and in 2000 we added approximately $6.6 million to our claim reserves for 1999 and prior claim incurrals. Over time, it may continue to be necessary for us to increase our reserves.

         Policy reserves have been computed principally by the net level premium method based upon estimated future investment yield, mortality, morbidity, withdrawals and other benefits. The following table sets forth the composition of our policy reserves at December 31, 1999 and 2000 and the assumptions pertinent thereto:

                                                      Amount of Policy Reserves
                                                          as of December 31,
(amounts in thousands)                                  2000             1999
- ----------------------                                  ----             ----
Accident and  health                              $     348,344    $     260,046
Annuities and other                                         118              118
Ordinary life, individual                                12,947           12,049

                                                 Years of Issue    Discount Rate
                                                 --------------    -------------
Accident and health                                1976 to 1986             7.0%
                                                           1987             7.5%
                                                   1988 to 1991             8.0%
                                                   1992 to 1995             6.0%
                                                           1996             7.0%
                                                   1997 to 2000             6.8%
Annuities and other                                1977 to 1983      6.5% & 7.0%
Ordinary life, individual                          1962 to 2000     3.0% to 5.5%

BASIS OF ASSUMPTION

Accident and health.........................       Morbidity and withdrawals based on actual and projected
                                                   experience.
Annuities and other.........................       Primarily funds on deposit inclusive of accrued interest.
Ordinary life, individual...................       Mortality based on 1955-60 Intercompany Mortality Table Combined
                                                   Select and Ultimate.

         (g)      REINSURANCE

              As is common in the insurance industry, we purchase reinsurance to increase the number and size of the policies we may underwrite. Reinsurance is purchased by insurance companies to insure their liability under policies written to their insureds. By transferring, or ceding, certain amounts of premium (and the risk associated with that premium) to reinsurers, we can limit our exposure to risk. However, if a reinsurance company becomes insolvent or otherwise fails to honor its obligations under any reinsurance agreements, we would remain fully liable to the policyholder.

              We reinsure any life insurance policy to the extent the risk on that policy exceeds $50,000. We currently reinsure our ordinary life policies through Reassurance Company of Hanover. We also have reinsurance agreements with Life Insurance Company of North America and Transamerica Occidental Life Insurance Company to reinsure term life policies whose risk exceeds $15,000, and with Employers Reassurance Corporation to reinsure credit life policies whose risk exceeds $15,000.

              We have ceded, through a fronting arrangement, 100% of certain whole life and deferred annuity policies to Provident Indemnity Life Insurance Company. No new policies have been ceded under this arrangement since December 31, 1995. We also entered into a reinsurance agreement to cede 100% of certain life, accident, health and Medicare supplement insurance policies to Life and Health of America. These fronting arrangements are used when one insurer wishes to take advantage of another insurer's ability to procure and issue policies. As the fronting company, we remain ultimately liable to the policyholder, even though all of our risk is reinsured. Therefore, the agreements require the maintenance of securities in escrow for our benefit in the amount equal to our statutory reserve credit.

              We have also entered into reinsurance agreements with Cologne Life Reinsurance Company with respect to home health care policies with benefit periods exceeding 36 months. No new policies have been reinsured under this agreement since 1998.

              We have stop-loss reinsurance on our disability business that limits our liability in aggregate for the life of the policy or above monthly loss amounts. This coverage is ceded to Employer's Reassurance Corporation, Reassure America Life Insurance Company and Lincoln National Life Insurance Company. Since January 1, 2000, no new policies have been ceded to Employer's Reassurance Corporation, which has historically provided the majority of our stop-loss reinsurance.

              We also enter into funds withheld, financial reinsurance treaties, which allow us to temporarily increase statutory surplus. Although these treaties qualify for statutory accounting treatment as reinsurance, management believes that the agreements do not qualify as reinsurance according to generally accepted accounting principles, as there does not exist a material probability of loss to the reinsurer. At December 31, 1998, December 31, 1999 and December 31, 2000, our statutory surplus was increased by $15,000,000, $25,000,000 and $20,000,000, respectively, from financial reinsurance.

              The following table shows our historical use of reinsurance, excluding financial reinsurance:

                                                                                    REINSURANCE RECOVERABLE
COMPANY                                                 A.M. BEST RATING   DECEMBER 31, 1999     DECEMBER 31, 2000
- -------                                                 ----------------   -----------------     -----------------
                                                                                        (IN THOUSANDS)
General and Cologne Life Re of America.............     A+                      $7,535                    $8,196
Employer's Reassurance Corporation (1).............     A++                      1,274                       662
Reassurance America Life Insurance Company (1).....     A++                        339                       400
Lincoln National Life Insurance Company (1)........     A                          275                      1142
Transamerica Occidental Life Insurance Company.....     A+                          25                         1
Reassurance Company of Hanover.....................     A                           13                        11
Life Insurance Company of North America............     A+                           6                         6
Provident Indemnity Life Insurance Company.........     B-                       4,569                     4,643
Life and Health of America.........................     B-                         456                       409

(1) We determine the amount of reinsurance recoverable in accordance with GAAP on an aggregate basis for multiple companies that provide reinsurance on our disability business. In order to segregate the risk by reinsurer, we have listed the amount reported for Reassurance America Life Insurance Company and Lincoln National Life Insurance Company for reserve credits as calculated under statutory accounting principles as of December 31, 1999 and 2000. The amounts reported for Employer's Reassurance Corporation include the net differences between statutory and GAAP reporting for our disability reinsurance.

         (h)      INVESTMENTS

              We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. We generally purchase fixed income securities with the expectation of holding them until maturity. However, we classify these securities as available for sale and have sold securities prior to their stated maturity, at either a gain or loss to their original cost.

              We attempt to match the duration and cash flows of our investments to the liquidity requirements of our liabilities. Although we have generally met our cash flow requirements from operations, we expect that asset liability management will become increasingly important as future claims payments increase.

              Our investments are managed by three external firms: Davidson Capital Management of Wayne, Pennsylvania, First Union National Bank of Charlotte, North Carolina and Palisade Capital Management of Fort Lee, New Jersey.

              Our investments are recorded at their current market value, with any unrealized gains or losses recorded through shareholders' equity in the current reporting period. The following table sets forth the mix of our investment portfolio and the market value by investment segment for the periods ended December 31, 2000 and December 31, 1999.

                                              DECEMBER 31, 2000                      DECEMBER 31, 1999
                                              -----------------                      -----------------
                                           AMORTIZED      ESTIMATED               AMORTIZED      ESTIMATED
                                             COST        MARKET VALUE               COST        MARKET VALUE
                                             ----        ------------               ----        ------------
U.S. TREASURY SECURITIES
  AND OBLIGATIONS OF U.S.
  GOVERNMENT AUTHORITIES
  AND AGENCIES                         $    120,691       $   125,981           $   118,547          $   116,698

OBLIGATIONS OF STATES AND
  POLITICAL SUB-DIVISIONS                       572               600                   571                  575

MORTGAGE BACKED SECURITIES AND
  COLLATERALIZED MORTAGE OBLIGATIONS         26,529            26,720                21,888               21,118

DEBT SECURITIES ISSUED BY
 FOREIGN GOVERNMENTS                         15,817            15,549                18,533               17,599

CORPORATE SECURITIES                        186,268           180,638               206,162              197,698

EQUITIES                                     17,112            16,496                17,853               19,163

POLICY LOANS                                    142               142                   150                  150
                                       ------------       -----------           -----------           ----------

TOTAL INVESTMENTS                      $    367,131       $   366,126           $   383,704           $  373,001
                                       ============       ===========           ===========           ==========

NET UNREALIZED GAIN (LOSS)                   (1,005)                                (10,703)
                                       ------------                            ------------

                                       $    366,126                            $    373,001
                                       ============                            ============

              As of December 31, 2000, 96% of our total investments were fixed income debt securities, 36% of which were securities of the United States Government (or its agencies or instrumentalities). The balance of our total investment portfolio consisted substantially of publicly traded equity securities.

              The following table shows the composition of the debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 2000. Ratings are prepared by Moody's Debt Rating Service or Standard & Poor's Rating Services.

         RATING                                                         AMOUNT               PERCENT
         ------                                                         ------               -------
                                                                    (IN THOUSANDS)
         U.S. Treasury and U.S. Agency Securities...........           $126,256                36.1%
         Aaa or AAA.........................................             49,319                14.1%
         Aa or AA...........................................             50,694                14.5%
         A..................................................             77,513                22.2%
         BBB................................................             30,406                 8.7%
         Other or Not Rated.................................             15,300                 4.4%
                                                                       --------               ------
         Total..............................................           $349,488               100.0%
                                                                       ========               ======

              Our investment policy is to purchase U.S. Treasury securities, U.S. agency securities and investment-grade municipal and corporate securities with the highest yield to maturity available, and to have 7% to 10% of our bond investment portfolio mature each year. Our policy also limits high-yield investments (those rated below "BBB-") to 5% percent of our total portfolio. We may only purchase bonds rated "B" or higher. Certain investments may be unrated or in the process of being rated. At December 31, 2000, our investment portfolio contained no direct investments in real estate.

              Although our investment policy allows for the acquisition of securities rated "B" or higher, we cannot assure you that these securities will not be downgraded by rating agencies subsequent to their purchase, or that debt securities will continue to make scheduled interest payments. During November 2000, the issuer of debt securities comprising less than 1% of our investment portfolio defaulted on an interest payment and declared bankruptcy. Although we believe that this corporation declared bankruptcy for legal protective measures and that it is financially capable of making ongoing interest payments and to satisfy its long-term financial commitments, we have placed the securities on non-accrual status and have currently impaired their value by approximately $3.2 million, which represents the market value of the securities at December 31, 2000. We are retaining ownership of the securities because we believe that the current market price is artificially low for their value, and believe that we will recognize a higher return by retaining ownership.

              We have historically limited our investments in equity securities. At December 31, 2000, we held common and preferred stock investments that represented 4.5% of our total investments. We intend to limit our common and preferred stock investments to 10% or less of our total investments.

              The following table sets forth for the periods indicated certain information concerning investment income, including dividend payments made on common and preferred stock. The average yield calculation does not reflect the impact upon market value of investments due to changes in market interest rates.

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                               1998         1999          2000
                                                               ----         ----          ----
                                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
              Average balance of investments, cash
              and cash equivalents during the period
              (at cost) (1).............................        $332,872      $392,592    $441,300
              Net investment income.....................          20,376        22,619      27,408
              Average yield on investments .............            6.1%          5.8%        6.2%

- ---------------
(1) Average of average quarterly balances for all investable assets, including bonds, equity securities, policy loans and cash; average quarterly balances are averages of amounts at the beginning and end of the quarter.

              At December 31, 2000, the duration of our bond portfolio was approximately 5.0 years. The following table sets forth the contractual maturity of our bond portfolio, at amortized cost, by aggregate amount and as a percentage of our bond portfolio. Actual maturities may differ from contractual maturities because of the issuer's right to call or repay obligations, with or without call or prepayment penalties.

                                                                                AGGREGATE OF         PERCENTAGE OF
                                                                                    BONDS              TOTAL BOND
                                                                                  MATURING             PORTFOLIO
                                                                              ------------------    -----------------
                               (in thousands)
Due between January 1, 2001 and December 31, 2001........................               $11,512            3.3%
Due between January 1, 2002 and December 31, 2005........................                92,818           26.5
Due between January 1, 2006 and December 31, 2010........................               191,070           54.6
Due after December 31, 2010..............................................                54,477           15.6
                                                                              ------------------    -----------------
   Total.................................................................              $349,877          100.0%
                                                                              ==================    =================

              As of December 31, 2000, we had purchased approximately $40 million of corporate owned life insurance ("COLI") from American General Life Insurance Company of Houston, Texas in order to fund the long-term expense of our employee benefit programs. COLI is not recorded as an investment but is reported as other assets.

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

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                       1998             1999              2000
                                                                       ----             ----              ----
         Loss ratio (1) (4)                                             46.8%             70.4%            67.1%
         Expense ratio (2) (4)                                          76.4%             44.1%           114.4%
                                                                        ----              ----            ------
         Combined loss and expense ratio                               123.2%            114.5%           181.5%
         Persistency (3)                                                85.5%             86.7%            86.4%

         ---------------
(1) Loss ratio is defined as incurred claims and increases in policy reserves divided by collected premiums.
(2) Expense ratio is defined as commissions and expenses incurred divided by collected premiums.
(3) Persistency represents the percentage of premiums renewed, which we calculate by dividing the total annual premiums in-force at the end of each year (less first year business for that year) by the total annual premiums in-force for the prior year. For purposes of this calculation, a decrease in total annual premiums in-force at the end of any year would be a result of non-renewal policies, including those policies that have terminated by reason of death, lapse due to nonpayment of premiums and/or conversion to other policies offered by us.
(4) The 1998, 1999 and 2000 loss ratios and expense ratio are significantly affected by the reinsurance of approximately $80,128,000, $90,230,000 and $225,741,000, respectively in premium on a statutory basis under financial reinsurance treaties.

              STATUTORY ACCOUNTING PRACTICES. As long-term care insurers, our insurance subsidiaries are required by state insurance regulation to have statutory surplus, which is calculated differently than under GAAP, at a sufficient level to support existing policies as well as new business growth. Under SAP, costs associated with sales of new policies must be charged to earnings as incurred. Because these costs, together with required reserves, generally exceed first year premiums, statutory surplus may be reduced during periods of increasing first year sales. The commissions paid to agents on new business production affect our expense ratios, which are generally higher for new business than for renewing policies. Statutory accounting requires commissions to be expensed as paid. As a result, rapid growth in first year business results in higher expense ratios.

              SURPLUS REQUIREMENTS. Our insurance subsidiaries are regulated by various state insurance departments. Our primary insurance subsidiary has delayed the filing of its statutory reports to allow sufficient time for Milliman and Robertson, a nationally recognized actuarial firm and our newly appointed actuary for future periods, to complete an additional actuarial study of the December 31, 2000 policy and contract claim reserves. Our subsidiary expects to file its statutory statement for 2000 with a qualified opinion from our former appointed actuary, indicating that our reserves for policy and contract claims are approximately $9,700 lower than the minimum level deemed acceptable by our former actuary. There is no guarantee that the insurance departments will accept this qualified actuarial opinion. However, our subsidiary has recorded the results provided by Milliman and Robertson. We believe that the results of the study are appropriate. Milliman and Robertson was appointed as our actuary subsequent to December 31, 2000, for future periods beyond December 31, 2000.

              The National Association of Insurance Commissioners (NAIC) has established, and various states insurance departments have adopted, risk-based capital (RBC) standards that life and health insurers must meet.

At the varying levels of RBC, we are subject to the following:

       - Regulatory Action Level - below which a company must file a Corrective Action Plan that details the insurer's plan to raise additional statutory capital over the next four years. The plan must be approved by the state Insurance Commissioner, who may perform an audit of the insurer's financial position.

       - Authorized Control Level - below which the Insurance Commissioner is authorized to take the actions it considers necessary to protect the best interests of the policyholders and creditors of an insurer, which may include placing the insurance company under regulatory control, which in turn, may result in rehabilitation or, ultimately, liquidation.

       - Mandatory Control Level - below which the Insurance Commissioner is required to take the actions it considers necessary to protect the best interests of the policyholders and creditors of an insurer, which include placing the insurance company under regulatory control, which in turn, may result in rehabilitation or, if deemed appropriate, liquidation.

              As of December 31, 2000, our primary insurance subsidiary's RBC was at the Regulatory Action Level based on its estimates of the reserves for policy and contract claims. However, after giving effect to the reserve difference between our reserve estimates and our former actuary's reserve estimates, our subsidiary's RBC falls into the Authorized Control Level of RBC. Failure to meet either of these RBC thresholds requires us to prepare and submit a Corrective Action Plan to the Insurance Commissioner of the Pennsylvania Insurance Department and may result in certain state insurance departments terminating our ability to write new business in their respective states. Failure to develop an adequate plan, failure to meet the capital requirements or interim capital targets established in the plan or further deterioration in the levels of statutory surplus would expose this subsidiary insurer to regulatory sanctions that may include restrictions on future growth, placing the subsidiary under regulatory control and liquidation or sale of our subsidiary.

              Although we were above mandatory control level at December 31, 2000, we expect, based upon historical experience, that our continuing operations will generate additional statutory losses, or surplus strain, due to SAP procedures. Also, we expect that our reduced surplus levels at December 31, 2000, negatively impact the admissibility of some of our statutory assets, which will further reduce our surplus. We also believe that the recent downgrade of our subsidiaries' ratings from A.M. Best and Standard and Poor's will negatively impact our new business premium, and may prompt lapses of healthy policyholders, which is referred to as anti-selection. Anti-selection would require higher reserves to be established for the level of premium revenue we collected. We expect that the impact of surplus strain, non-admissibility of assets and the repayment of financial reinsurance contracts will require our subsidiary to increase statutory capital by approximately $40 million in the immediate future to ensure compliance with capital requirements for December 31, 2001.

              Toward this end, our shelf registration statement was declared effective on March 29, 2001, permitting us to sell up to $75 million of our securities. We expect to attempt to raise capital during the second quarter of 2001. but cannot guarantee our success.

              MINIMUM LOSS RATIOS. Mandated loss ratios are calculated in a manner intended to provide adequate reserving for the long-term care insurance risks, using statutory lapse rates and certain assumed interest rates. The statutorily assumed interest rates differ from those used in developing reserves under GAAP. For this reason, statutory loss ratios differ from loss ratios reported under GAAP. Mandatory statutory loss ratios also differ from loss ratios reported on a current basis under SAP for purposes of our annual and quarterly state insurance filings. The states in which we are licensed have the authority to change these minimum ratios and to change the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. We are unable to predict the impact of (1) the imposition of any changes in the mandatory statutory loss ratios for individual or group long-term care policies to which we may become subject, (2) any changes in the minimum loss ratios for individual or group long-term care or Medicare supplement policies, or (3) any change in the manner in which these minimums are computed or enforced in the future. We have not been informed by any state that our subsidiary does not meet mandated minimums, and the we believe we are in compliance with all such minimum ratios. In the event the we are not in compliance with minimum statutory loss ratios mandated by regulatory authorities with respect to certain policies, we may be required to reduce or refund itsour premiums on such policies.

         (j)      INSURANCE INDUSTRY RATING AGENCIES

              Our subsidiaries that are rated have A.M. Best ratings of "B-
(fair)" and Standard & Poor's ratings of "BB + (good)." A.M. Best and Standard & Poor's ratings are based on a comparative analysis of the financial condition and operating performance for the prior year of the companies rated, as determined by their publicly available reports. A.M. Best's classifications range from "A++ (superior)" to "F (in liquidation)." Standard & Poor's ratings range from "AAA (extremely strong)" to "CC (extremely weak)." Standard & Poor's lowered its rating from "A-" in November 2000, citing a need for additional capital to support our rapid premium growth. In March 2001, Standard & Poor's lowered its rating to BB+ and placed us on "credit watch", pending further capital developments. A.M. Best lowered its rating to B- from B++ in March 2001 and placed us on "credit watch", also citing deficient statutory surplus. A.M. Best and Standard & Poor's ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors and are not recommendations to buy, hold or sell a security. In evaluating a company's financial and operating performance, the rating agencies review profitability, leverage and liquidity, as well as book of business, the adequacy and soundness of reinsurance, the quality and estimated market value of assets, the adequacy of reserves and the experience and competence of management.

              Certain distributors will not sell our group products unless we have a rating of at least an "A-." The inability of our subsidiaries to obtain higher A.M. Best or Standard & Poor's ratings could adversely affect the sales of our products if customers favor policies of competitors with better ratings. In addition, a downgrade in our ratings may cause our policyholders to allow their existing policies to lapse. Increased lapsation would reduce our premium income and would also cause us to expense fully the deferred policy costs relating to lapsed policies in the period in which those policies lapsed. Downgrades in our ratings also may lead some independent agents to sell less of our products or to cease selling our policies altogether.

         (k)      COMPETITION

              We operate in a highly competitive industry. We believe that competition is based on a number of factors, including service, products, premiums, commission structure, financial strength, industry ratings and name recognition. We compete with a large number of national insurers, smaller regional insurers and specialty insurers, many of whom have considerably greater financial resources, higher ratings from A.M. Best and S&P and larger networks of agents than we do. Many insurers offer long-term care policies similar to those we offer and utilize similar marketing techniques. In addition, we are subject to competition from insurers with broader product lines. We also may be subject, from time to time, to new competition resulting from changes in Medicare benefits, as well as from additional private insurance carriers introducing products similar to those offered by us.

              We also actively compete with other insurers in attracting and retaining agents to distribute our products. Competition for agents is based on quality of products, commission rates, underwriting, claims service and policyholder service. We continuously recruit and train independent agents to market and sell our products. We also engage marketing general agents from time to time to recruit independent agents and develop networks of agents in various states. Our business and ability to compete may suffer if we are unable to recruit and retain insurance agents and if we lose the services provided by our marketing general agents.

              We also compete with non-insurance financial services companies such as banks, securities brokerage firms, investment advisors, mutual fund companies and other financial intermediaries marketing insurance products, annuities, mutual funds and other retirement-oriented investments. The Gramm-Leach-Bliley Act of 1999 implemented fundamental changes in the regulation of the financial services industry, permitting mergers that combine commercial banks, insurers and securities firms under one holding company. The ability of banks to affiliate with insurers may materially adversely affect our ability to remain competitive.

              The insurance industry may undergo further change in the future and, accordingly, new products and methods of service may also be introduced. In order to keep pace with any new developments, we may need to expend significant capital to offer new products and to train our agents and employees to sell and administer these products and services. Our ability to compete with other insurers depends on our success in developing new products.

         (l)      GOVERNMENT REGULATION

              Insurance companies are subject to supervision and regulation in all states in which they transact business. We are registered and approved as a holding company under the Pennsylvania Insurance Code. Our insurance company subsidiaries are chartered in the states of Pennsylvania and New York. We are currently licensed in all states and the District of Columbia.

              The extent of regulation of insurance companies varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Although many states' insurance laws and regulations are based on models developed by the National Association of Insurance Commissioners, and are therefore similar, variations among the laws and regulations of different states are common.

              The NAIC is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues that can be used as guidelines for individual states in adopting or enacting insurance legislation. While the NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding on insurance companies unless adopted by states, and variation from the model laws within states is common.

              The Pennsylvania Department of Insurance, the New York Insurance Department and the insurance regulators in other jurisdictions have broad administrative and enforcement powers relating to the granting, suspending and revoking of licenses to transact insurance business, the licensing of agents, the regulation of premium rates and trade practices, the content of advertising material, the form and content of insurance policies and financial statements and the nature of permitted investments. In addition, regulators have the power to require insurance companies to maintain certain deposits, capital, surplus and reserve levels calculated in accordance with prescribed statutory standards. The NAIC has developed minimum capital and surplus requirements utilizing certain risk-based factors associated with various types of assets, credit, underwriting and other business risks. This calculation, commonly referred to as RBC, serves as a benchmark for the regulation of insurance company solvency by state insurance regulators. The primary purpose of such supervision and regulation is the protection of policyholders, not investors. See " Selected Financial Information - Statutory Basis."

              As part of their routine regulatory oversight process, state insurance regulators periodically conduct detailed examinations of the books, records and operations of insurers. The Pennsylvania Insurance Department is concluding an examination of our largest insurance subsidiary. We are aware that the Pennsylvania Insurance Department has required other long-term care companies with similar actuarial assumptions to post higher reserves as a result of their examination. While the Pennsylvania Insurance Department has not finalized its exam or quantified any of its findings, it has expressed concerns regarding this subsidiary's reserve levels. If we are unable to support our reserve assumptions, we may be required to increase our statutory reserves by a significant amount. In the event that we are required to make similar changes to other companies, our statutory reserves could be materially increased, causing a substantial decrease in our statutory surplus. A reduction in our current statutory surplus could cause our largest insurance subsidiary to fall into risk-based capital levels that may either allow or require control by the Insurance Department. Loss of control of our subsidiary would have a material adverse effect on us.

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

              On an annual basis, the Pennsylvania Department of Insurance and the New York Insurance Department are provided with a calculation prepared by our appointed actuaries regarding compliance with required minimum loss ratios for Medicare supplement and credit policies. This report is made available to all states. Although certain other policies (e.g., nursing home and hospital care policies) also have specific mandated loss ratio standards, there presently are no similar reporting requirements in the states in which we do business for such other policies.

              In December 1986, the NAIC adopted the Long-Term Care Insurance Model Act, which was adopted to promote the availability of long-term care insurance policies, to protect applicants for such insurance and to facilitate flexibility and innovation in the development of long-term care coverage. The Model Act establishes standards for long-term care insurance, including provisions relating to disclosure and performance standards for long-term care insurers, incontestability periods, nonforfeiture benefits, severability, penalties and administrative procedures. Model regulations were also developed by the NAIC to implement the Model Act. Some states have also adopted standards relating to agent compensation for long-term care insurance. In addition, from time to time, the federal government has considered adopting standards for long-term care insurance policies, but it has not enacted any such legislation to date.

              Although no legislation has been enacted to date, some state legislatures have discussed proposals to limit rate increases on long-term care insurance products. In the past, we have been generally successful in obtaining rate increases when necessary. We currently have rate increases on file with various state insurance departments and anticipate that increases on other products may be required in the future. If we are unable in the future to obtain rate increases, in the event legislation limiting rate increases passes in any state, we believe it would have a negative impact on our future earnings.

              In September 1996, Congress enacted the Health Insurance Portability and Accountability Act, which permits premiums paid for eligible long-term care insurance policies after December 31, 1996 to be treated as deductible medical expenses for federal income tax purposes. The deduction is limited to a specified dollar amount ranging from $200 to $2,500, with the amount of the deduction increasing with the age of the taxpayer. In order to qualify for the deduction, the insurance contract must, among other things, provide for limitations on pre-existing condition exclusions, prohibitions on excluding individuals from coverage based on health status and guaranteed renewability of health insurance coverage. Although we offer tax-deductible policies, we will continue to offer a variety of non-deductible policies as well. We have long-term care policies that qualify for tax exemption under HIPAA in all states in which we are licensed.

              In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, including the recognition of deferred income taxes

              The Pennsylvania and New York Insurance Departments have adopted the Codification guidance, effective January 1, 2001. The effect of adoption on our statutory surplus has not been determined, however, there are certain aspects of Codification that are expected to reduce the insurance subsidiaries surplus, including certain limitations on the recognition of goodwill and EDP equipment, and the recognition of other than temporary declines in investments.

              We are also subject to the insurance holding company laws of Pennsylvania and of the other states in which we are licensed to do business. These laws generally require insurance holding companies and their subsidiary insurers to register and file certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. Further, states often require prior regulatory approval of changes in control of an insurer and of intercorporate transfers of assets within the holding company structure. The Pennsylvania Department of Insurance and the New York Insurance Department must approve the purchase of more than 10% of the outstanding shares of our common stock by one or more parties acting in concert, and may subject such party or parties to the reporting requirements of the insurance laws and regulations of Pennsylvania and New York and to the prior approval and/or reporting requirements of other jurisdictions in which we are licensed. In addition, our officers, directors and 10% shareholders and those of our insurance subsidiaries are subject to the reporting requirements of the insurance laws and regulations of Pennsylvania and New York, as the case may be, and may be subject to the prior approval and/or reporting requirements of other jurisdictions in which they are licensed.

              Under Pennsylvania law, public utilities and their affiliates, subsidiaries, officers and employees may not be licensed or admitted as insurers. If any public utility or affiliate, subsidiary, officer or employee of any public utility) acquires 5% or more of the outstanding shares of our common stock, such party may be deemed to be an affiliate, in which event our Certificate of Authority to do business in Pennsylvania may be revoked upon a determination by the Pennsylvania Department that such party exercises effective control over us. Although several entities own more than 5% of our common stock, no public utility or affiliate, subsidiary, officer or employer of any public utility holds sufficient voting authority to exercise effective control over us.

              States also restrict the dividends our insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of our insurance company subsidiaries, computed according to statutory formulae. Under the insurance laws of Pennsylvania and New York, insurance companies can pay dividends only out of earned surplus. In addition, Pennsylvania law requires each insurance company to give 30 days advance notice to the Pennsylvania Department of Insurance of any planned extraordinary dividend (any dividend paid within any twelve-month period which exceeds the greater of (1) 10% of an insurer's surplus as shown in its most recent annual statement filed with the Department of Insurance or (2) its net gain from operations, after policyholder dividends and federal income taxes and before realized gains or losses, shown in such statement) and the Department of Insurance may refuse to allow it to pay such extraordinary dividends. Under New York law, our New York insurance subsidiary must give the New York Insurance Department 30 days' advance notice of any proposed dividend and cannot pay any dividend if the regulator disapproves the payment during that 30-day period.

              In addition, our New York insurance company must obtain the prior approval of the New York Insurance Department before paying any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company's surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December 31. Subsequent to December 31, 2000, we gave notice to the New York Insurance Department that we intended to suspend new business development in New York due to restrictive premium to surplus ratios established in that state. In conjunction, we requested a $4,000 dividend to be used by the parent for its liquidity needs. The dividend has not yet been approved.

              We believe that, other than our New York subsidiary, none of our insurance subsidiaries is eligible to make dividend payments to the parent company.

              Periodically, the federal government has considered adopting a national health insurance program. Although it does not appear that the federal government will enact an omnibus health care reform law in the near future, the passage of such a program could have a material impact upon our operations. In addition, legislation enacted by Congress could impact our business. Among the proposals are the implementation of certain minimum consumer protection standards for inclusion in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. These proposals would also prohibit "high pressure" sales tactics in connection with long-term care insurance and would guarantee consumers access to information regarding insurers, including lapse and replacement rates for policies and the percentage of claims denied. As with any pending legislation, it is possible that any laws finally enacted will be substantially different from the current proposals. Accordingly, we are unable to predict the impact of any such legislation on our business and operations.

              Compliance with multiple federal and state privacy laws may affect our profits. Congress enacted the Gramm-Leach-Bliley Financial Services Modernization Act in November 1999. Federal agencies have adopted regulations to implement this legislation. The Gramm-Leach-Bliley Act empowers states to adopt their own measures to protect the privacy of consumers and customers of insurers that are covered by the Gramm-Leach-Bliley Act, so long as those protections are at least as stringent as those required by the Gramm-Leach-Bliley Act. If states do not enact their own insurance privacy laws or adopt regulations, the privacy requirements of the Gramm-

Leach-Bliley Act will apply to insurers, although no enforcement mechanism has yet been adopted for insurers. The Department of Health and Human Services has adopted privacy rules, which will also apply to at least some of our products. The NAIC has adopted the Insurance Information and Privacy Model Act, but no state has yet adopted this model act. Individual state insurance regulators have indicated that their states may adopt privacy laws or regulations that are more stringent than the NAIC's model act and those provided for under federal law. Compliance with different laws in states where we are licensed could prove extremely costly.

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

         (m)      EMPLOYEES

              As of December 31, 2000, we had 364 full-time employees (not including independent agents). We are not a party to any collective bargaining agreements and believe that our relationships with our employees are good.

ITEM 2.           PROPERTIES

              Our principal offices in Allentown, Pennsylvania occupy two buildings, totaling approximately 30,000 square feet of office space in a 40,000 square foot building and all of an 8,000 square foot building. We own both buildings and a 2.42 acre undeveloped parcel of land located across the street from our home offices. We also lease additional office space in California, Michigan, New York and Texas.

ITEM 3.          LEGAL PROCEEDINGS

              Our subsidiaries are parties to various lawsuits generally arising in the normal course of their business.

              In April 2000, a jury awarded compensatory damages of $24,000 and punitive damages of $2 million in favor of the plaintiff in a disputed claim case against one of our subsidiaries. The trial judge granted our motion for a new trial or a remitter of the award to $1 million. The plaintiff appealed the judge's order. The result of the plaintiff's appeal could be, among other things, a reinstatement of the jury verdict or confirmation of the judge's order granting us a new trial. We have established a $1 million reserve pending the outcome of this case.

              We do not believe that the eventual outcome of any of the suits to which we are a party will have a material adverse effect on our financial condition or results of operations. However, the outcome of any single event could have a material impact upon the quarterly or annual financial results of the period in which it occurs.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2000 to a vote of security holders.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

              Our common stock is traded on the New York Stock Exchange under the symbol "PTA." The following table indicates the high and low closing prices of our common stock as reported by the New York Stock Exchange during the periods indicated. Prices have been converted from fractions to decimals.

                                                      HIGH          LOW
                                                     ------        -----
      1999
           1st Quarter........................       $27.06        $22.31
           2nd Quarter........................        29.00         23.94
           3rd Quarter........................        27.56         20.81
           4th Quarter........................        20.69         14.00

      2000
           1st Quarter........................        17.69         12.31
           2nd Quarter........................        19.94         13.13
           3rd Quarter........................        18.56         14.94
           4th Quarter........................        21.25         15.88

              We have never paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. It is our present intention to retain any future earnings to support the continued growth of our business. Any future payment of dividends is subject to the discretion of the board of directors and is dependent, in part, on any dividends we may receive from our subsidiaries. The payment of dividends by our subsidiaries is dependent on a number of factors, including their respective earnings and financial condition, business needs and capital and surplus requirements, and is also subject to certain regulatory restrictions and the effect that such payment would have on their insurance industry ratings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," "Business--Insurance Industry Rating Agencies" and "Business--Government Regulation."

ITEM 6.           SELECTED FINANCIAL DATA

              The following selected consolidated statement of operations data and balance sheet data as of and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000, have been derived from our Consolidated GAAP Financial Statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants.

                                                           Year Ended December 31,
                                      -----------------------------------------------------------------
                                         1996          1997          1998          1999          2000
                                      ---------     ---------     ---------     ---------     ---------
                                                in thousands, except per share data and ratio
STATEMENT OF OPERATIONS DATA:
 Revenues:
   Total premiums                     $ 130,191     $ 167,680     $ 223,692     $ 292,516     $ 357,113
   Net investment income                 10,982        17,009        20,376        22,619        27,408
   Net realized gains                        20         1,417         9,209         5,393           652
   Other income                             342           417           885         6,297         8,096
                                      ---------     ---------     ---------     ---------     ---------
   Total revenues                       141,535       186,523       254,162       326,825       393,269

Benefits and expenses:
  Benefits to policyholders (1)          83,993       123,865       154,300       200,328       243,571
  Commissions                            43,305        55,240        80,273        96,752       102,313
  Net acquisition costs deferred        (19,043)      (28,294)      (46,915)      (51,134)      (43,192)
  General and administrative
     expenses                            15,648        20,614        26,069        40,736        49,973
  Loss due to impairment of
     property and equipment (2)              --            --            --         2,799            --
  Reserve for claim litigation (3)           --            --            --            --         1,000
  Interest expense                          625         4,804         4,809         5,187         5,134
                                       ---------     ---------     ---------     ---------     ---------
   Total benefits and expenses          124,528       176,229       218,536       294,668       358,799
                                       ---------     ---------     ---------     ---------     ---------

Income before federal income taxes       17,007        10,294        35,626        32,157        34,470
Provision for federal income taxes        4,847         2,695        11,578        10,837        11,720
                                      ---------     ---------     ---------     ---------     ---------

Net income                            $  12,160     $   7,599     $  24,048     $  21,320     $  22,750
                                      =========     =========     =========     =========     =========

Basic earnings per share              $    1.70     $    1.01     $    3.17     $    2.83     $    3.13
                                      =========     =========     =========     =========     =========
Diluted earnings per share            $    1.66     $    0.98     $    2.64     $    2.40     $    2.61
                                      =========     =========     =========     =========     =========
Weighted average shares outstanding       7,165         7,540         7,577         7,533         7,279
Diluted shares outstanding (4)            7,528         7,758        10,402        10,293         9,976

OTHER SUPPLEMENTAL DATA:
Net operating income (5)              $  12,146     $   6,553     $  17,832     $  19,600     $  23,180
Net operating income excluding
   goodwill amortization (6)          $  12,268     $   6,784     $  18,043     $  20,259     $  24,034

GAAP RATIOS:
Loss ratio (1)                             64.5%         73.9%         69.0%         68.5%         68.2%
Expense ratio (7)                          31.1%         31.2%         28.7%         31.3%         32.0%
                                      ---------     ---------     ---------     ---------     ---------
Total                                      95.6%        105.1%         97.7%         96.3%         97.9%
                                      =========     =========     =========     =========     =========
Return on average equity (8)               11.3%          6.0%         16.6%         13.5%         13.1%

                                                            Year Ended December 31,
                                       -----------------------------------------------------------------
                                          1996          1997          1998          1999          2000
                                       ---------     ---------     ---------     ---------     ---------
                                                 in thousands, except per share data and ratios
SELECTED STATUTORY DATA:
Net premiums written                  $ 133,950     $ 167,403     $ 143,806     $ 208,655     $ 130,676
Statutory surplus (beginning of
  period)                             $  38,148     $  81,795     $  67,249     $  76,022     $  67,070
Ratio of net premiums written to
  statutory surplus                        3.5x          2.0x          2.1x          2.7x          1.9x
BALANCE SHEET DATA:
Total investments                     $ 212,662     $ 301,787     $ 338,889     $ 373,001     $ 366,126
Total assets                            386,768       465,772       580,552       697,639       856,131
Total debt (9)                           77,115        76,752        76,550        82,861        81,968
Shareholders' equity                    118,907       132,756       157,670       158,685       188,062
Book value per share                  $   15.83     $   17.53     $   20.79     $   21.81     $   25.81

- ---------
Notes to Selected Consolidated Financial Data

(1) In 1997, we added approximately $12,000 to our reserves as a result of our reassessment of assumptions utilized in the actuarial determination of our claims reserves. This resulted in an after-tax reduction of net income of approximately $8,800 or $.85 per diluted share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) During 1999, we discontinued the implementation of a new computer system, for which we had previously capitalized $2,799 of licensing, consulting and software costs. When we decided not to use this system, its value became fully impaired. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) In April 2000, a jury awarded compensatory damages of $24 and punitive damages of $2,000 in favor of the plaintiff in a disputed claim case against one of our subsidiaries. The trial judge granted our motion for a new trial or a remitter of the award to $1,000. The plaintiff appealed the judge's order. The result of the plaintiff's appeal could be, among other things, a reinstatement of the jury verdict or confirmation of the judge's order granting us a new trial. We have established a $1,000 reserve pending the outcome of this case.

(4) Diluted shares outstanding includes shares issuable upon the conversion of our convertible debt and exercise of options outstanding.

(5) Net operating income excludes the effect, net of taxes, of (1) net realized gains and losses from the sale of our investments in debt and equity securities in all years and (2) our 1999 impairment charge. Net operating income is not calculated in accordance with GAAP. It should not be considered in isolation or as a substitute for net income calculated in accordance with GAAP. Different companies calculate net operating income differently and therefore net operating income as presented for us may not be comparable to net operating income reported by other companies.

(6) Net operating income excluding goodwill amortization excludes the effect, net of taxes, of amortization of goodwill. Net operating income is not calculated in accordance with GAAP. It should not be considered in isolation or as a substitute for net income calculated in accordance with GAAP. Different companies calculate net operating income differently and therefore net operating income as presented for us may not be comparable to net operating income reported by other companies.

(7) Expense ratios exclude the impact of reduced commissions and increased general and administrative expenses resulting from the 1999 and 2000 acquisitions of our agency subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(8) Return on average equity is calculated by dividing net income by the average of equity at the beginning and end of each period.

(9) In 1996, we issued $74,750 in convertible debt, due December 2003. In 1999, we purchased an agency for cash and a note for $7,167 payable in installments until January 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         QUARTERLY DATA

              Our unaudited quarterly data for each quarter of 1999 and 2000 have been derived from unaudited financial statements and include all adjustments, consisting only of normal recurring accruals, which we consider necessary for a fair presentation for the results of operations for these periods. Such quarterly operating results are not necessarily indicative of our future results of operations.

              The following table presents unaudited quarterly data for each quarter of 1999 and 2000.

                                                                 1999
                                              ---------------------------------------------
                                               First      Second        Third        Fourth
                                              Quarter     Quarter      Quarter      Quarter
                                              -------     -------      -------      -------
                                             (in thousands, except per share data and ratios)
Total premiums                                67,059       72,142       72,165       81,150
Net investment income                          5,183        5,571        5,967        5,898
Net realized capital gains and losses and
     other income                              2,056        4,884        1,833        2,917
     Total revenues                           74,298       82,597       79,965       89,965
Benefits to policyholders                     45,404       49,305       49,623       55,996
Commissions & expenses                        31,450       36,476       33,743       38,617
Net acquisition costs deferred
                                             (11,070)     (12,388)     (12,201)     (15,475)
     Net income                               $4,904       $5,240       $5,015       $6,161

GAAP loss ratio                                 67.7%        68.3%        68.8%        69.0%
GAAP expense ratio (excluding interest)         30.4%        33.4%        29.9%        28.5%
                                                -----        -----        -----        -----
     Total                                      98.1%       101.7%        98.6%        97.5%

                                                                 2000
                                              ---------------------------------------------
                                               First      Second        Third        Fourth
                                              Quarter     Quarter      Quarter      Quarter
                                              -------     -------      -------      -------
                                             (in thousands, except per share data and ratios)
Total premiums                                86,038       86,825       91,963        92,287
Net investment income                          6,161        6,636        6,874         7,757
Net realized capital gains and losses and
     other income                              4,293          808        2,886           761
     Total revenues                           96,492       94,269      101,723       100,785
Benefits to policyholders                     59,911       59,488       61,120        63,052
Commissions & expenses                        37,859       38,347       38,167        38,913
Net acquisition costs deferred
                                             (10,890)     (12,090)      (9,111)      (11,101)
     Net income                             $  5,491     $  4,788     $  6,776      $  5,696

GAAP loss ratio                                69.6%        68.5%        66.5%         68.3%
GAAP expense ratio (excluding interest)        31.3%        30.2%        31.6%         30.1%
                                               -----        -----        -----         -----
     Total                                    101.0%        98.8%        98.1%         98.5%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following table sets forth the components of our condensed statements of operations for the years ended December 31, 1998, 1999 and 2000, expressed as a percentage of total revenues.

                                       Year Ended December 31,
                                     ----------------------------
                                       1998     1999      2000
                                       ----     ----      ----
STATEMENT OF OPERATIONS DATA:
Revenues:
Total premiums                         85.9%     89.5%    90.8%
Net investment income                  10.6%      6.9%     6.9%
Net realized gains (losses)             0.3%      1.7%     0.2%
Other income                            3.2%      1.9%     2.1%
                                        ----      ----     ----
   Total revenues                     100.0%    100.0%   100.0%

Benefits and expenses:
Benefits to policyholders              59.3%     61.3%    61.9%
Commissions                            30.8%     29.6%    26.0%
Net policy acquisition costs          -18.0%    -15.6%   -11.0%
Deferred
General and administrative expense     10.0%     13.3%    13.0%
Interest expense                        1.9%      1.6%     1.3%
                                        ----      ----     ----
   Total benefits and expenses         84.0%     90.2%    91.2%
                                       -----     -----    -----
Income before federal income taxes     16.0%      9.8%     8.8%
Provision for federal income taxes      4.4%      3.3%     3.0%
                                        ----      ----     ----
Net income                             11.6%      6.5%     5.8%
                                       =====      ====     ====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         As a result of our insurance subsidiary surplus needs and parent company liquidity requirements the report of our independent accountant for our fiscal 2000 financial statements contains a going concern qualification. See "- Liquity and Capital Resources."

              Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care, Medicare supplement and long-term disability insurance. Our underwriting practices rely upon the base of experience which we have developed in over 28 years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, we have encouraged our customers to purchase both nursing home and home health care coverage, thus providing our insureds with enhanced protection and broadening our policy base.

              Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported losses, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards.

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

              POLICY PREMIUM LEVELS. We attempt to set premium levels to maximize profitability. Premium levels on new products, as well as rate increases on existing products, are subject to government review and regulation.

              DEFERRED ACQUISITION COSTS. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred acquisition costs is determined using the same projected actuarial assumptions used in computing policy reserves. Deferred acquisition costs can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the deferred acquisition costs associated with the terminated policies.

              THE NUMBER OF YEARS A POLICY HAS BEEN IN EFFECT. Claims costs tend to be higher on policies that have been in-force for a longer period of time. As the policy ages, it is more likely that the insured will need services covered by the policy. However, the longer the policy is in effect, the more premium we receive.

              INVESTMENT INCOME. Our investment portfolio consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the duration of our investments (approximately 5.0 years), investment interest income does not immediately reflect changes in market interest rates. However, we are susceptible to changes in market rates when cash flows from maturing investments are reinvested at prevailing market rates. As of December 31, 2000, approximately 4.5% of our invested assets were committed to common stocks and small capitalization preferred stocks.

              LAPSATION AND PERSISTENCY. Factors that affect our results of operations are lapsation and persistency, both of which relate to the renewal of insurance policies. Lapsation is the termination of a policy by non-renewal. Lapsation is automatic if and when premiums become more than 31 days overdue although, in some cases, a lapsed policy may be reinstated within six months. Persistency represents the percentage of premiums renewed, which we calculate by dividing the total annual premiums at the end of each year (less first year premiums for that year) by the total annual premiums in-force for the prior year. For purposes of this calculation, a decrease in total annual premiums in-force at the end of any year would be the result of non-renewal of policies, including policies that have terminated by reason of death, lapsed due to nonpayment of premiums and/or been converted to other policies offered by us. First year premiums are premiums covering the first twelve months a policy is in-force. Renewal premiums are premiums covering all subsequent periods.

              Policies renew or lapse for a variety of reasons, both internal and external. We believe that our efforts to address policyholder concerns or questions in an expedient fashion help to ensure policy renewals. We also believe that we enjoy a favorable reputation among policyholders for providing desirable policy benefits, minimal premium rate increases and efficient claims processing. We work closely with our licensed agents, who play an integral role in policy conservation and policyholder communication.

              External factors also contribute to policy renewal or lapsation. Economic cycles can influence a policyholder's ability to continue the payment of insurance premiums when due. We believe that tax relief for certain long-term care insurance premiums and other governmental initiatives, which have raised public awareness of the escalating costs of long-term care, increase new sales and renewal payments.

              Lapsation and persistency can both positively and adversely impact future earnings. Improved lapsation and persistency generally result in higher renewal premiums and lower amortization of deferred acquisition costs, but may lead to increased claims in future periods. Lapsation and persistency problems can result in reduced premium collection and a greater percentage of higher-risk policyholders and lapsation requires us to fully expense deferred acquisition costs relating to lapsed policies in the period in which policies lapse.

              Certain transactions that we have engaged in since 1997 affect the comparability of our results of operations between periods. In January 1999, we purchased United Insurance Group, an insurance agency, for approximately $18.2 million. Consolidation of United Insurance Group results in greater other income due to commissions earned by the agency on sales of unaffiliated insurers' products, reduced commission expense due to the elimination of commissions that we previously paid to this agency on policies that it sold for us, greater general and administrative expense and increased amortization of goodwill. Also, in December 1999, we entered into a reinsurance transaction in which we assumed approximately $2.2 million of first-year and renewal long-term care insurance in-force under a 100% quota share agreement, resulting in greater first-year and renewal premium revenue and a one-time increase in commission expense. In January 2000, we purchased Network Insurance Senior Health Division, an insurance agency specializing in sales of long-term care products, for $6.0 million in cash, which decreased invested assets, affected net investment income and increased goodwill.

TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(dollars in thousands)

              PREMIUMS. Total premiums earned in the twelve month period ended December 31, 2000, including long-term care, disability, life and Medicare supplement, increased 22.1% to $357,113, compared to $292,516 in the twelve month period ended December 31, 1999.

              First year long-term care premiums earned in 2000 increased 1.8% to $95,693, compared to $93,957 in 1999. We attribute our growth to continued improvements in product offerings, which competitively meet the needs of the long-term care marketplace, and growth from recent expansion into new states, such as New Jersey, Connecticut and New York. In addition, we introduced our group plan, which offers long-term care insurance to group members on a guaranteed acceptance basis. Group plan sales accounted for approximately $4,000 in 2000 first year premium. We believe that our growth was otherwise hampered during 2000 as a result of the introduction of higher priced products in many states and unfavorable press reports regarding the long-term care industry and our company as a market leader.

              Renewal premiums earned in 2000 increased 33.5% to $259,225, compared to $194,243 in 1999. Renewal long-term care premiums earned in 2000 increased 35.3% to $244,945, compared to $181,010 in 1999.

This increase reflects renewals of a larger base of in-force policies and policyholder persistency, which remained constant at approximately 87%, as well as rate increases.

              NET INVESTMENT INCOME. Net investment income earned for 2000 increased 21.2% to $27,408, from $22,619 for 1999. Management attributes this growth to an increase in invested assets as a result of higher established reserves. Investment income was reduced, however, by our use of $6,000 of invested cash for the acquisition of Network Insurance Senior Health Division on January 1, 2000. Our average yield on invested assets at cost, including cash and cash equivalents, was 6.2% in 2000, compared to 5.8% in 1999. Average yields generally increased due to cash from maturing bonds invested at higher rates. These yields are reduced as a result of investments in equity securities, which generate low or no dividend yields.

              NET REALIZED CAPITAL GAINS. During 2000, we recognized capital gains of $652, compared to gains of $5,393 in 1999. Capital gains and losses are generally recorded as a result of our normal investment management operations. At December 31, 2000, however, we realized a capital loss of $3,200 by marking the cost basis of one of our bonds to its current market value. This issuer of this bond declared bankruptcy, which prompted the bond's impairment. In 1999, we recognized capital gains to offset expenses of approximately $2,800 as a result of the impairment of certain of our fixed assets as discussed below.

              OTHER INCOME. We recorded $8,096 in other income during 2000, up from $6,297 in 1999. The increase is attributable to the partial settlement of a previously disclosed lawsuit, the details of which are confidential in accordance with the settlement agreement, and to income generated from corporate owned life insurance policies.

              BENEFITS TO POLICYHOLDERS. Total benefits to policyholders in 2000 increased 21.6% to $243,571, compared to $200,328 in 1999. Our loss ratio, or policyholder benefits to premiums, was 68.2% in 2000, compared to 68.5% in 1999. This ratio is expected to grow as new business premiums as a percentage of total premiums decreases.

              Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience deviation from our estimates, we typically seek premium rate increases that we estimate will be sufficient to offset future deviation. We have been generally successful in the past in obtaining state insurance department approvals for increases.

Policyholder benefits include additions to reserves and claims payments for policyholders' incurring claims in the current and prior years. In 2000, we paid $37,864 related to current year incurrals and $85,153 related to claims incurred in 1999 and prior years. In 1999, we paid $25,145 for current year claims and $69,887 related to prior year incurrals. Paid claims as a percentage of premiums were 34.4% in 2000, compared to 32.5% in 1999. This ratio increased as a result of aging policies and new premium as a percentage of total premium reduction.

In the year in which a claim is first incurred, we establish reserves that are actuarially determined to be the present value of all future payments required for that claim. We assume that our current reserve amount and interest income earned on invested reserves will be sufficient to make all future payments. We measure the validity of our prior year assumptions by reviewing the development of reserves for the prior period (i.e., incurred from prior years). This amount, $13,427 and $9,231 in 2000 and 1999, respectively, includes imputed interest from prior year-end reserve balances of $6,863 and $5,085, respectively, plus adjustments to reflect actual versus estimated claims experience. These adjustments, particularly as a percentage of the prior year-end reserve balance, yield a relative measure of deviation in actual performance to our initial assumptions. In 2000, we added approximately $6,600 or 4.8% of prior year-end reserves to our claim reserves for 1999 and prior claim incurrals. In 1999, we added approximately $4,100 or 3.9% of prior year-end reserves to our claim reserves for 1998 and prior claim incurrals.

              COMMISSIONS. Commissions to agents increased 5.7% to $102,313 in 2000, compared to $96,752 in 1999.

              First year commissions on accident and health business in 2000 decreased .6% to $65,117, compared to $65,538 in 1999, due primarily to the lack of commissions paid for our new group policies. The ratio of first year accident and health commissions to first year accident and health premiums was 67.1% in 2000 and 69.4% in 1999, which also reflects the lack of group product commissions. The mix of policyholder issue ages for new business affects the overall percentage of commissions paid for new business due to our age-scaled commission rates. Generally, sales to younger policyholder have a higher commission percentage.

              Renewal commissions on accident and health business in 2000 increased 32.5% to $39,390 compared to $29,736 in 1999, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.7% in 2000 and 16.0% in 1999. This ratio fluctuates in relation to the age of the policies in-force and the rates of commissions paid to the producing agents.

              Commission expense during 2000 was reduced by the netting of $4,923 from override commissions paid to our insurance agency subsidiaries by affiliated insurers. During 1999, commissions were reduced by $2,593. In 2000, override commission reductions include approximately $1,991 from the insurance agency that we purchased in January 2000.

              NET POLICY ACQUISITION COSTS DEFERRED. The net deferred policy acquisition costs in 2000 decreased 15.5% to $43,192, compared to $51,134 in 1999.

              Although new premiums increased in 2000, lower first year commissions from our group product line resulted in lower deferred acquisition costs. In addition, amortization of previously deferred costs offsets a greater portion of the current period deferral, especially when new premium growth slows, as has been the case in 2000.

              GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in 2000 increased 22.7% to $49,973, compared to $40,736 in 1999. In 2000 and 1999 general and administrative expenses include $8,138 and $7,748, respectively, related to United Insurance Group. Generally, costs such as premium taxes and salaries related to business processing increase proportionately to premium growth. Management believes that current cost savings initiatives, such as remote office consolidation and outsourcing of certain administrative functions, has helped to contain the level of our expenses. 2000 expenses are increased due to the depreciation of capitalized costs for new internal software development, legal expenses and sales promotion expense. General and administrative expenses as a percentage of premiums (excluding United Insurance Group and goodwill amortization related to its purchase) were 11.8% in 2000, compared to 11.3% in 1999.

              LOSS DUE TO IMPAIRMENT OF PROPERTY AND EQUIPMENT. During 1999, we discontinued the implementation of a new computer system. At June 30, 1999, we had capitalized $2,799 of expenditures related to this project, including licensing costs and fees paid to outside parties for system development and implementation. As the system was not yet in service, none of these costs had previously been depreciated. When we decided not to use these fixed assets, their value became fully impaired and we recognized the entire amount as current period expense.

              In conjunction with our decision to discontinue our implementation of this computer system, we filed suit against the software manufacturer and several consultants, alleging misrepresentations regarding the system's capabilities and ability to meet our expectations. We have settled a portion of the lawsuit in exchange for payment of an undisclosed amount. However, we continue to seek a judgment against two additional parties who acted as consultants on the project.

              RESERVE FOR CLAIM LITIGATION. In April 2000, a jury awarded compensatory damages of $24 and punitive damages of $2,000 in favor of the plaintiff in a disputed claim case against one of our subsidiaries. The trial judge granted our motion for a new trial or a remitter of the award to $1,000. The plaintiff appealed the judge's order. The result of the plaintiff's appeal could be, among other things, a reinstatement of the jury verdict or confirmation of the judge's order granting us a new trial. We have established a $1,000 reserve pending the outcome of this case.

              PROVISION FOR FEDERAL INCOME TAXES. Our provision for federal income taxes for 2000 increased 8.1% to $11,720, compared to $10,837 for 1999. The effective tax rates of 34.0% and 33.7% in 2000 and 1999, respectively, are at or below the normal federal corporate rate as a result of credits from our investments in tax-exempt bonds and corporate owned life insurance and dividends we receive that are partially exempt from taxation and are partially offset by non-deductible goodwill amortization and other non-deductible expenses.

              COMPREHENSIVE INCOME. During 2000, our investment portfolio generated pre-tax unrealized gains of $10,350, compared to 1999 unrealized losses of $18,009. After accounting for deferred taxes from these gains, shareholders' equity increased by $29,151 from comprehensive income during 2000, compared to comprehensive income of $5,875 in 1999.

TWELVE MONTHS ENDED DECEMBER 31, 1999 AND 1998
(dollars in thousands)

              PREMIUMS. Total premiums earned in the twelve-month period ended December 31, 1999, including long-term care, disability, life and Medicare supplement, increased 30.8% to $292,516, compared to $223,692 in 1998. During 1999, we entered a reinsurance transaction with an unaffiliated insurer. Under the terms of this transaction, we assumed $2,251 of first year and renewal long term care insurance in-force under a 100% quota share agreement.

              Excluding the impact of the reinsurance transaction, first year long-term care premiums earned in 1999 increased 17.3% to $93,957, compared to $80,126 in 1998. We attribute our growth to continued improvements in product offerings, which competitively meet the needs of the long-term care marketplace, growth from recent expansion into new states, such as New Jersey, Connecticut and New York, and our continuing recruiting and training of agents to sell our products.

              Excluding the impact of the reinsurance transaction described above, renewal premiums earned in 1999 increased 38.6% to $194,243, compared to $140,170 in 1998. Renewal long-term care premiums earned in 1999 increased 41.1% to $181,010, compared to $128,259 in 1998. This increase reflects renewals of a larger base of in-force policies. We also attribute this renewal growth to an increase in persistency from 85.5% in 1998 to 86.7% in 1999 (renewals as a percentage of total prior year business).

              NET INVESTMENT INCOME. Net investment income earned for 1999 increased 11.0% to $22,619, from $20,376 for 1998. Management attributes this growth to more invested assets as a result of higher established reserves. Investment income was reduced, however, by our use of invested cash for the acquisition of United Insurance Group on January 1, 1999. Our average yield on invested assets at cost, including cash and cash equivalents, was 5.8% in 1999, compared to 6.1% in 1998.

              NET REALIZED CAPITAL GAINS. During 1999, we recognized capital gains of $5,393, compared to gains of $9,209 in 1998. During 1999, we recorded gains of approximately $2,800 from the sale of a portion of our equities securities portfolio. These gains were recognized to offset expenses of approximately $2,800 as a result of the impairment of certain of our fixed assets. In 1998, we recognized approximately $6,400 of capital gains from the sale of substantially all of our equities securities portfolio and approximately $1,500 of capital gains from the sale of our tax-exempt bond portfolio. Following both the 1998 and 1999 sales, we replenished our equities securities portfolio with subsequent market purchases. The remainder of the gains in both periods was recorded as a result of our normal investment management operations.

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

              Under the reinsurance transaction described above, we established policy and claim reserves of $2,840, for which we received cash from the reinsured party. The establishment of the reserves is included in 1999 as benefits to policyholders.

              Policyholder benefits include additions to reserves and claims payments for policyholders incurring claims in the current and prior years. In 1999, we paid $25,145 related to current year incurrals and $69,887 related to claims incurred in 1998 and prior years. In 1998, we paid $22,744 for current year claims and $52,402 related to prior year incurrals. Paid claims as a percentage of premiums were 32.5% in 1999, compared to 33.6% in 1998. We anticipate that as policies age, and new premiums as a percentage of total premiums decreases, this paid ratio will increase.

              In the year in which a claim is first incurred, we establish reserves that are actuarially estimated to be the present value (based on the return we expect to earn on invested reserves) of all future payments required for that claim. We measure the validity of our prior year assumptions by reviewing the development of reserves for the prior period (i.e., incurred from prior years). This amount, $10,064 and $9,016 in 1999 and 1998, respectively, includes imputed interest from prior year-end reserve balances of $5,085 and $3,913, respectively, plus adjustments to reflect actual versus estimated claims experience. These adjustments, particularly as a percentage of the prior year-end reserve balance, yield a relative measure of deviation in actual performance from our initial assumptions. In 1999, we added approximately $4,100 or 3.9% of prior year-end reserves to our claim reserves for 1998 and prior claim incurrals. In 1998, we added approximately $5,100 or 6.4% of prior year-end reserves to our claim reserves for 1997 and prior claim incurrals.

              While we do not believe that either 1999 or 1998 additions represent material deviations from our estimates, we note that claims development has exceeded our expectations in both periods.

              COMMISSIONS. Commissions to agents increased 20.5% to $96,752 in 1999, compared to $80,273 in 1998. Commissions in 1999 include a one time ceding allowance of $1,925, which we paid to an unaffiliated third party under the reinsurance transaction described above.

              Excluding the impact of the reinsurance transaction and the inclusion of United Insurance Group, which serves to reduce commissions by $2,474 from policies that we underwrite, first year commissions on accident and health business in 1999 increased 15.8% to $65,538, compared to $56,594 in 1998, corresponding to the increase in first year accident and health premiums and to the issuance of younger age policies, which typically pay a higher first year commission rate. The ratio of first year accident and health commissions to first year accident and health premiums was 69.4% in 1999 and 69.2% in 1998.

              Renewal commissions on accident and health business in 1999 increased 40.1% to $29,736, compared to $21,226 in 1998, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 16.0% in 1999 and 16.1% in 1998.

              NET POLICY ACQUISITION COSTS DEFERRED. Net policy acquisition costs deferred in 1999 increased 9.0% to $51,134, compared to $46,915 in 1998. During 1999, we recognized $17,722 in expense due to the amortization of prior and current deferred policy acquisition costs. We amortized $16,277 in 1998.

              GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in 1999 increased 56.3% to $40,736, compared to $26,069 in 1998. General and administrative expenses in 1999 included United Insurance Group expense of $7,748, including $680 of goodwill amortization. Excluding the effects of this acquisition, general and administrative expenses increased by 26.5% from 1998 to 1999. General and administrative expenses (excluding United Insurance Group and goodwill amortization related to its purchase) as a percentage of premiums declined to 11.3% in 1999, compared to 11.7% in 1998.

              LOSS DUE TO IMPAIRMENT OF PROPERTY AND EQUIPMENT. During 1999, we discontinued the implementation of a new computer system. At that time, we had capitalized $2,799 of expenditures related to this project, including licensing costs and fees paid to outside parties for system development and implementation. As the system was not yet in service, none of these costs had previously been depreciated. When we decided not to use these fixed assets, their value became fully impaired and we recognized the entire amount as current period expense.

              PROVISION FOR FEDERAL INCOME TAXES. Our provision for federal income taxes for 1999 decreased 6.4% to $10,837, compared to $11,578 for 1998. The effective tax rates of 33.7% and 32.5% in 1999 and 1998, respectively, are below the normal federal corporate rate as a result of credits from the small life insurance company deduction, our investments in tax-exempt bonds and dividends we receive that are partially exempt from taxation and partially offset by non-deductible goodwill amortization.

              COMPREHENSIVE INCOME. During 1999, our investment portfolio generated pre-tax unrealized losses of $18,009 due to increased market interest rates, compared to 1998 unrealized gains of $10,032. After accounting for deferred taxes from these gains, shareholders' equity increased by $5,875 from comprehensive income during 1999, compared to comprehensive income of $24,591 in 1998.

LIQUIDITY AND CAPITAL RESOURCES
(dollars in thousands)

              Our consolidated liquidity requirements have historically been created and met from the operations of our insurance subsidiaries. Our primary sources of cash are premiums, investment income and maturities of investments. We have obtained and may in the future obtain cash through public offerings of our common stock, other capital markets activities or debt instruments. Our primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

              In 2000, our cash flows were attributable to cash provided by operations, cash provided by investing and cash used in financing. Our cash increased by $99,249 in 2000 primarily due to the maturity and sale of $250,765 of our bond and equity securities portfolio. These sources of funds were supplemented with $92,415 from operations. The major source of cash from operations was premium revenue used to fund reserve additions of $116,227. The primary uses of cash during 2000 were the purchase of $233,644 in bonds and equity securities, $102,313 paid as agent commissions and $6,000 used to purchase Network Insurance Senior Health Division.

              In 1999, our cash flows were attributable to cash provided by operations, cash used in investing and cash used in financing. Our cash decreased $21,055 in 1999, primarily due to $192,990 used to purchase bonds and equity securities, $4,999 used to purchase our common stock, which is held as treasury stock, and $9,194 used to purchase United Insurance Group. Cash was provided primarily from the maturity and sale of $140,892 in bonds and equity securities. These sources of funds were supplemented with $50,533 from operations. The major provider of cash from operations was premium revenue used to fund reserve additions of $104,610.

              Our cash increased $27,161 in 1998, primarily due to the sale of $95,860 in bonds and equity securities and the maturity of $31,640 of bonds. These sources of funds, coupled with $52,126 from operations, more than offset $154,544 used to acquire bonds and equity securities. The major source of cash from operations was premium revenue used to fund reserve increases of $78,915.

              We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. At December 31, 2000, the market value of our bond portfolio represented 99.9% of our cost, compared to 96.7% at December 31, 1999, with a current unrealized loss of $389 at December 31, 2000, compared to an unrealized loss of $12,013 at December 31, 1999. The market value of our equity portfolio was below cost by $616 and exceeded cost by $1,310 at December 31, 1999. As of December 31, 1998, shareholders' equity was increased by $8,381 due to unrealized gains of $12,699 in the investment portfolio.

              At December 31, 2000, December 31, 1999 and December 31, 1998, the average maturity of our bond portfolio was 7.2 years, 6.9 years and 6.3 years, respectively.

         SUBSIDIARY OPERATIONS

              Our insurance subsidiaries are regulated by various state insurance departments. In its ongoing effort to improve solvency regulation, the NAIC has adopted Risk-Based Capital ("RBC") requirements for insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks, such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards which an insurer must maintain. Regulatory compliance is determined by a ratio of the enterprise's regulatory Total Adjusted Capital, to its Authorized Control Level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which may require specific corrective action depending upon the insurer's state of domicile. The levels and ratios are as follows:


                                                   RATIO OF TOTAL ADJUSTED
                                                   CAPITAL TO AUTHORIZED
                                                 CONTROL LEVEL RBC (LESS THAN
             REGULATORY EVENT                            OR EQUAL TO)
- --------------------------------------------------------------------------------
    Company action level                                      2
- --------------------------------------------------------------------------------
    Regulatory action level                                  1.5
- --------------------------------------------------------------------------------
    Authorized control level                                 1
- --------------------------------------------------------------------------------
    Mandatory control level                                  0.7

              Our primary insurance subsidiary has delayed the filing of its statutory reports to allow sufficient time to engage Milliman and Robertson, a nationally recognized actuarial firm, to complete an additional actuarial study of the December 31, 2000 policy and contract claim reserves. Our subsidiary expects to file its statutory statement for 2000 with a qualified opinion from its current appointed actuary, indicating that our reserves for policy and contract claims are approximately $9,700 lower than the minimum level deemed acceptable by the appointed actuary. There is no guarantee that the insurance departments will accept this qualified actuarial opinion. However, our subsidiary has recorded the results provided by Milliman and Robertson. We believe that the results of the study are appropriate. Milliman and Robertson was appointed as our actuary subsequent to December 31, 2000, for future periods beyond December 31, 2001.

At the varying levels of RBC, we are subject to the following:

       - Regulatory Action Level - below which a company must file a Corrective Action Plan that details the insurer's plan to raise additional statutory capital over the next four years. The plan must be approved by the state Insurance Commissioner, who may perform an audit of the insurer's financial position.

       - Authorized Control Level - below which the Insurance Commissioner is authorized to take the actions it considers necessary to protect the best interests of the policyholders and creditors of an insurer, which may include placing the insurance company under regulatory control, which in turn, may result in rehabilitation or, ultimately, liquidation.

       - Mandatory Control Level - below which the Insurance Commissioner is required to take the actions it considers necessary to protect the best interests of the policyholders and creditors of an insurer, which include placing the insurance company under regulatory control, which in turn, may result in rehabilitation or, if deemed appropriate, liquidation.

              As of December 31, 2000, our primary insurance subsidiary's RBC was at the Regulatory Action Level based on its estimates of the reserves for policy and contract claims. However, after giving effect to the reserve difference between our reserve estimates and the appointed actuary's reserve estimates, our subsidiary's RBC falls into the Authorized Control Level of RBC. Failure to meet either of these RBC thresholds requires the company to prepare and submit a Corrective Action Plan to the Insurance Commissioner of the Pennsylvania Insurance Department and may result in certain state insurance departments terminating our ability to write new business in their respective states.

              Our subsidiaries are required to hold statutory surplus that is, at a minimum, above a calculated mandatory control level, at which the Pennsylvania Insurance Department would be required to place our subsidiary under regulatory control. Insurers are also obligated to hold additional statutory surplus above the mandatory control level. At December 31, 2000, our primary insurance subsidiary, representing 94% of our direct premium, had total adjusted capital at the regulatory action level. As a result, it is required to file a comprehensive plan with the insurance commissioner. It is also likely that the Pennsylvania Insurance Department will commence a comprehensive examination. Failure to develop an adequate plan, failure to meet the capital requirements or interim capital targets established in the plan or further deterioration in the levels of statutory surplus would expose this subsidiary insurer to regulatory sanctions that may include restrictions on future growth, placing the subsidiary under regulatory control and liquidation or sale of our subsidiary.

              Although we were above mandatory control level at December 31, 2000, we expect, based upon historical experience, that our continuing operations will generate additional statutory losses, or surplus strain, due to SAP procedures. Also, we expect that our reduced surplus levels at December 31, 2000, negatively impact the admissibility of some of our statutory assets, which will further reduce our surplus. We also believe that the recent downgrade of our subsidiaries' ratings from A.M. Best and Standard and Poor's will negatively impact our new business premium, and may prompt lapses of healthy policyholders, which is referred to as anti-selection. Anti-selection would require higher reserves to be established for the level of premium revenue we collected. We expect that the impact of surplus strain, non-admissibility of assets, repayment of financial reinsurance contracts, and the impact of new accounting procedures require our subsidiary to increase statutory capital by approximately $40 million in the immediate future to ensure compliance with capital requirements for December 31, 2001.

              The Pennsylvania Insurance Department is concluding an examination of PTNA. PTNA is aware that the Pennsylvania Insurance Department has required other long-term care companies with similar actuarial assumptions to post higher reserves as a result of their examination. While the Pennsylvania Insurance Department has not finalized its exam or quantified any of its findings, it has expressed concerns regarding PTNA's reserve levels. Any increases in statutory reserves arising as a result of the Pennsylvania Insurance Department's audit will further reduce our already strained statutory surplus and require additional statutory capital.

              We have historically utilized financial reinsurance arrangements to mitigate the surplus strain caused by the new business growth. As a result of these arrangements, PTNA's 2000 statutory surplus was increased by $19,841. These arrangements are designed to be paid over a relatively short period of time. As a result, a significant portion of the surplus benefit derived from the financial reinsurance treaties may reverse during fiscal 2001. If we are unable to renew or replace these treaties, we will need to raise additional statutory capital to mitigate the loss of the financial reinsurance. We expect to attempt to raise capital during the second quarter of 2001. but cannot guarantee our success.

              Our future growth is dependent upon our ability to continue to expand our historical markets, expand our network of agents and effectively market our products and our ability to fund our marketing and expansion while maintaining minimum statutory levels of capital and surplus required to support such growth. Under the insurance laws of Pennsylvania and New York, where our insurance subsidiaries are domiciled, insurance companies can pay dividends only out of earned surplus. In addition, under Pennsylvania law, our Pennsylvania insurance subsidiaries (which include our largest insurance subsidiary) must give the Pennsylvania Department of Insurance at least 30 days' advance notice of any proposed "extraordinary dividend" and cannot pay such a dividend if the Department of Insurance disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company's surplus as shown on the company's last annual statement filed with the Department of Insurance or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves.

              Under New York law, our New York insurance subsidiary must give the New York Insurance Department 30 days' advance notice of any proposed dividend and cannot pay any dividend if the regulator disapproves the payment during that 30-day period. In addition, our New York insurance company must obtain the prior approval of the Insurance Department before paying any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company's surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December 31. Subsequent to December 31, 2000, we gave notice to the New York Insurance Department that we intended to suspend new business development in New York due to restrictive premium to surplus ratios established in that state. In conjunction, we requested a $4,000 dividend to be used by the parent for its liquidity needs. We have not yet received approval and the dividend has not yet been made. During 1999 and 2000, we did not pay any shareholder dividends from our insurance subsidiaries, choosing instead to retain statutory surplus to support continued premium growth.

              Our subsidiaries' debt currently consists primarily of a mortgage note in the amount of approximately $1,700 that was issued by a former subsidiary and assumed by us when that subsidiary was sold. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in December 2003. Although the note carries a variable interest rate, we have entered into an amortizing swap agreement with the same bank with a nominal amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest of 6.85%.

         PARENT COMPANY OPERATIONS

              We are a non-insurer that directly controls 100% of the voting stock of our insurance company subsidiaries. If we are unable to meet our financial obligations, become insolvent or discontinue operations, the financial condition and results of operations of our insurance company subsidiaries could be materially affected.

              Parent company debt currently consists of $74,750 of 6.25% Convertible Subordinated Notes due 2003, as well as an installment note in the amount of $5,554 issued in connection with the purchase of United Insurance Group. The convertible subordinated notes, issued in November 1996, are convertible into common stock at $28.44 per share until maturity in November 2003. At maturity, to the extent that the convertible subordinated notes have not been converted into common stock, we will have to repay their entire principal amount in cash. The convertible subordinated notes carry a fixed interest coupon of 6.25%, payable semi-annually. We expect that we will need to refinance our 6.25% Convertible Subordinate Notes upon their maturity in 2003, unless those notes are converted into common stock. The convertible debt contains covenants including the timely payment of interest and principal and requires us to protect the interests of our insurance subsidiaries. If we are not successful, and our insurance subsidiary is placed into receivorship by the Pennsylvania Insurance Department, we may be in default of the terms of our convertible debt.

                On January 1, 1999, we purchased all of the common stock of United Insurance Group, a Michigan based consortium of long-term care insurance agencies, for $18,192. As part of the purchase, we issued a note payable for $8,078, which was in the form of a three-year zero-coupon installment note. The installment note, after discounting for imputed interest, was recorded as a note payable of $7,167, and had an outstanding balance of $5,554 at December 31, 2000. The remainder of the purchase was for cash.

              In March 1998, we contributed approximately $6,000 of the proceeds from the sale of our convertible subordinated notes to initially capitalize one of our subsidiaries. In December 1999, we contributed $1,000 to initially capitalize another subsidiary, which concurrently lent us $750 in exchange for a demand note.

              At December 31, 1998 and 1999, we had a $3,000 line of credit from a bank, which was unused. The line of credit was not renewed by the bank at December 31, 2000.

              Cash flow needs of the parent company primarily include interest payments on outstanding debt and limited operating expenses. The funding is primarily derived from the operating cash flow of the Agency operations and dividends from the insurance subsidiaries. However, as noted above, the dividend capabilities of the insurance subsidiaries are limited and the only insurance company that can pay dividends is American Independent Network. American Independent Network has requested permission of the New York Insurance Department to pay a dividend of $4,000 to the parent holding company. This request is currently under consideration by the New York Insurance Department. The available cash sources to the parent company may not be sufficient to meet its obligations for 2001, resulting in an immediate need to raise additional capital. We have engaged investment bankers to assist us in raising additional capital to satisfy our near-term parent company liquidity and statutory surplus needs. We have an effective registration statement, whereby we are entitled to issue securities in an amount up to $75,000. We are also evaluating alternative financing arrangements. There is no assurance that we will be able to raise these funds.

NEW ACCOUNTING PRINCIPLE

              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of SFAS 133, hedging relationships, if any, must be designated anew and documented pursuant to the provisions of this statement. We will adopt SFAS 133, as amended, as of January 1, 2001. We have completed an implementation plan which included identifying all derivatives and evaluating risk management hedging strategies.

              Our assessment indicates that our convertible bond investment portfolio and our corporate owned life insurance policies and our mortgage loan contain embedded derivatives, and our interest rate swap is a derivative, as defined by SFAS 133.

              We believe that the embedded derivatives in our convertible bond portfolio, which is classified as available for sale at December 31, 2000 in accordance with SFAS No. 115, will require the recognition of the portion of that portfolio's unrealized gain or loss that is attributable to our embedded derivatives as net realized gains or losses in our statements of income and comprehensive income. Due to our expectation that the majority of changes in the market value of this portfolio are attributable to its embedded derivative features, we intend to classify these investments as trading account securities in accordance with SFAS No. 115 as of January 1, 2001.

              We have purchased variable life insurance policies covering substantially all of our employees.

              The FASB's Derivatives Implementation Group is currently reconsidering its proposed guidance regarding corporate owned life insurance policies. We have not determined the impact of the embedded derivative on the consolidated financial statements.

              We have entered into an interest rate swap agreement, which serves to convert our mortgage loan from a variable rate to a fixed rate instrument. We have determined that the swap qualifies as a cash-flow hedge. The effects have been determined to be immaterial to the financial statements.

              Our involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate our own risk and is not considered speculative in nature.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollars in thousands)

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

              We currently have an interest rate swap on our mortgage, which is used as a hedge to convert the mortgage to a fixed interest rate. We believe that, since the notional amount of the swap is amortized at the same rate as the underlying mortgage and both financial instruments are with the same bank, no credit or financial risk is carried with the swap.

              Our financial instruments are held for purposes other than trading. Our portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions.

              We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 78.9% of total liabilities and reinsurance receivables on unpaid losses represent 1.9% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

              The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2000, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

              If interest rates had increased by 100 basis points at December 31, 2000, there would have been a decrease of approximately $15,674 in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. The change in fair value was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at December 31, 2000 would have resulted in a decrease of approximately $30,035 in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $17,123 and $35,847, respectively, in the net fair value of our total investments and debt.

              If interest rates had increased by 100 basis points at December 31, 1999, there would have been a decrease of approximately $11,305 in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. A 200 basis point increase in market rates at December 31, 1999 would have resulted in a decrease of approximately $21,673 in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $12,340 and $25,825, respectively, in the net fair value of our total investments and debt.

              We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict the possible impact on our investment income of hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2000.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Refer to Consolidated Financial Statements and notes thereto attached to this report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                   Not Applicable


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held in May 2001.

ITEM 11.          EXECUTIVE COMPENSATION

                  Incorporated by reference from our Definitive Proxy for the Annual Meeting of Shareholders to be held in May 2001. See Exhibits 10.1, 10.2, 10.3, 10.34, 10.35 and 10.36.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  Incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held in May 2001.

ITEM 13.          CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

                  Incorporated by reference from our Definitive Proxy for the Annual Meeting of Shareholders to be held in May 2001.


                                     PART IV

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

                  (1) Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGES
                                                                            -----
Report of Independent Accountants                                            F-2


Financial Statements:
    Consolidated Balance Sheets as of December 31,
           2000 and 1999                                                     F-3

    Consolidated Statements of Income and Comprehensive Income
           for the years ended December 31, 2000, 1999 and 1998              F-4

    Consolidated Statements of Shareholders'
           Equity for the years ended December 31, 2000,
           1999 and 1998                                                     F-5

    Consolidated Statements of Cash Flows for the
           years ended December 31, 2000, 1999 and 1998                      F-6

    Notes to Consolidated Financial Statements                              F-7-29

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Penn Treaty American Corporation Allentown, Pennsylvania

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Penn Treaty American Corporation and Subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the parent holding company has limited liquidity and the Company's primary insurance subsidiary's risk-based capital does not meet certain regulatory capital requirements. Failure to meet risk-based capital requirements could expose the Company's insurance subsidiary to regulatory sanctions that may include restrictions on operations and growth, mandatory asset disposition and placing the Company's insurance subsidiary under regulatory control. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
- --------------------------------
     PricewaterhouseCoopers LLP



Philadelphia, Pennsylvania
April 2, 2001

                     PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                                 Consolidated Balance Sheets
                              as of December 31, 2000 and 1999
                                           ($000)

                                    ASSETS                             2000              1999
                                                                   ------------      ------------
Investments:
  Bonds, available for sale at market (cost of $349,877
    and $365,701, respectively)                                    $    349,488      $    353,688

  Equity securities at market (cost of $17,112 and
    $17,853, respectively)                                               16,496            19,163

  Policy loans                                                              142               150
                                                                   ------------      ------------

Total investments                                                       366,126           373,001

Cash and cash equivalents                                               116,596            17,347

Property and equipment, at cost, less accumulated depreciation
  of $5,162 and $4,515, respectively                                     12,467            10,242

Unamortized deferred policy acquisition costs                           251,711           208,519

Receivables from agents, less allowance for
  uncollectable amounts of $199                                           3,333             2,713

Accrued investment income                                                 6,214             5,918

Federal income tax recoverable                                            3,671             1,616

Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $3,314 and $2,021, respectively            27,064            22,357

Present value of future profits acquired                                  2,352             2,767

Receivable from reinsurers                                               16,131            15,070

Other assets                                                             50,466            38,089
                                                                   ------------      ------------

    Total assets                                                   $    856,131      $    697,639
                                                                   ============      ============
                                  LIABILITIES
Policy reserves:
  Accident and health                                              $    348,344      $    260,046
  Life                                                                   13,065            12,167

Policy and contract claims                                              164,565           137,534

Accounts payable and other liabilities                                   14,706            12,887

Long-term debt                                                           81,968            82,861

Deferred income tax liability                                            45,421            33,459
                                                                   ------------      ------------

    Total liabilities                                                   668,069           538,954
                                                                   ------------      ------------

Commitments and contingencies (Note 12)

                             SHAREHOLDERS' EQUITY

Preferred stock, par value $1.00; 5,000 shares authorized,
   none outstanding                                                        --                --

Common stock, par value $.10; 25,000 shares authorized,
  8,202 and 8,191 shares issued, respectively                               820               819

Additional paid-in capital                                               53,879            53,655

Accumulated other comprehensive loss                                       (662)           (7,064)

Retained earnings                                                       140,730           117,980
                                                                   ------------      ------------
                                                                        194,767           165,390
Less 915 common shares held in treasury, at cost                         (6,705)           (6,705)
                                                                   ------------      ------------
                                                                        188,062           158,685
                                                                   ------------      ------------
    Total liabilities and shareholders' equity                     $    856,131      $    697,639
                                                                   ============      ============

         See accompanying notes to consolidated financial statements.

                     PENN TREATY AMERICAN CORPORATION
                             AND SUBSIDIARIES
        Consolidated Statements of Income and Comprehensive Income
           for the years ended December 31, 2000, 1999 and 1998
                                  ($000)

                                                                       2000            1999            1998
                                                                    ----------      ----------      ----------
Revenue:
  Premium revenue                                                      357,113         292,516         223,692
  Net investment income                                                 27,408          22,619          20,376
  Net realized capital gains                                               652           5,393           9,209
  Other income                                                           8,096           6,297             885
                                                                    ----------      ----------      ----------
                                                                       393,269         326,825         254,162
Benefits and expenses:
  Benefits to policyholders                                            243,571         200,328         154,300
  Commissions                                                          102,313          96,752          80,273
  Net policy acquisition costs deferred                                (43,192)        (51,134)        (46,915)
  General and administrative expenses                                   49,973          40,736          26,069
  Loss due to impairment of property and equipment                        --             2,799            --
  Reserve for claim litigation                                           1,000            --              --
  Interest expense                                                       5,134           5,187           4,809
                                                                    ----------      ----------      ----------
                                                                       358,799         294,668         218,536
                                                                    ----------      ----------      ----------

Income before federal income taxes                                      34,470          32,157          35,626
Provision for federal income taxes                                      11,720          10,837          11,578
                                                                    ----------      ----------      ----------
    Net income                                                      $   22,750      $   21,320      $   24,048
                                                                    ==========      ==========      ==========

 Other comprehensive income:
    Unrealized holding (loss) gain arising during period                10,350         (18,009)         10,032
    Income tax benefit (expense) from unrealized holdings               (3,519)          6,123          (3,411)
    Reclassification adjustment for gain included in net income           (652)         (5,393)         (9,209)
    Income tax benefit from reclassification adjustment                    222           1,834           3,131
                                                                    ----------      ----------      ----------

    Comprehensive income                                            $   29,151      $    5,875      $   24,591
                                                                    ==========      ==========      ==========

Basic earnings per share                                            $     3.13      $     2.83      $     3.17
Diluted earnings per share                                          $     2.61      $     2.40      $     2.64


Weighted average number of shares outstanding                            7,279           7,533           7,577
Weighted average number of shares outstanding
      (Diluted)                                                          9,976          10,293          10,402

          See accompanying notes to consolidated financial statements.

                                PENN TREATY AMERICAN CORPORATION
                                         AND SUBSIDIARIES

                        Consolidated Statements of Shareholders' Equity
                      for the years ended December 31, 2000, 1999 and 1998
                                            ($000)


                                                                 Accumulated
                                   Common Stock     Additional      Other                                  Total
                                -----------------     Paid-In   Comprehensive     Retained   Treasury   Shareholders'
                                 Shares    Amount     Capital       Income        Earnings     Stock        Equity
                                 ------    ------     -------       -------       --------    -------      --------
Balance, December 31, 1997          8,178  $  818     $53,194       $  7,838      $ 72,612    $(1,706)     $132,756

Net income                                                                          24,048                   24,048
Other comprehensive income                                               543                                    543
Option-based compensation                                 183                                                   183
Exercised options proceeds             11       1         139                                                   140
                                 ----------------------------------------------------------------------------------

Balance, December 31, 1998          8,189     819      53,516          8,381        96,660     (1,706)      157,670

Net income                                                                          21,320                   21,320
Other comprehensive losses                                           (15,445)                               (15,445)
Treasury stock purchase                                                                        (4,999)       (4,999)
Option-based compensation                                 108                                                   108
Exercised options proceeds              2                  31                                                    31
                                 ----------------------------------------------------------------------------------

Balance, December 31, 1999          8,191     819      53,655         (7,064)      117,980     (6,705)      158,685

Net income                                                                          22,750                   22,750
Other comprehensive income                                             6,402                                  6,402
Option-based compensation                                  86                                                    86
Exercised options proceeds             11       1         138                                                   139
                                 ----------------------------------------------------------------------------------
Balance, December 31, 2000          8,202  $  820     $53,879       $   (662)     $140,730    $(6,705)     $188,062
                                 ==================================================================================


                   See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             for the years ended December 31, 2000, 1999 and 1998
                                     ($000)

                                                            2000         1999         1998
                                                          ---------    ---------    ---------
Net cash flow from operating activities:
  Net income                                              $  22,750    $  21,320    $  24,048
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                         2,068        1,765          729
    Deferred income taxes                                     8,675        8,860        8,426
    Depreciation expense                                      1,275          996          629
    Loss on disposal of property and equipment                  137        2,799           --
    Realized gain on sale of insurance charter                   --           --         (300)
    Net realized capital (gains) losses                        (652)      (5,393)      (9,209)
  Increase (decrease) due to change in:
    Receivables from agents                                    (620)        (347)        (697)
    Receivables from reinsurers                              (1,061)      (2,782)      (1,746)
    Policy acquisition costs, net                           (43,192)     (51,134)     (46,914)
    Policy and contract claims                               27,031       31,867       26,003
    Policy reserves                                          89,196       72,743       52,912
    Accounts payable and other liabilities                    1,819        2,959        2,447
    Federal income tax recoverable                           (2,055)         178         (559)
    Accrued investment income                                  (296)      (1,029)        (777)
    Other, net                                              (12,660)     (32,269)      (2,866)
                                                          ---------    ---------    ---------
     Cash provided by operations                             92,415       50,533       52,126
Cash flow from (used in) investing activities:
  Net cash purchase of subsidiary                            (6,000)      (9,194)          --
  Proceeds from sale of property and equipment                   --           --          714
  Proceeds from sales of bonds                              207,906      108,003       70,702
  Proceeds from sales of equity securities                   30,163       25,572       25,158
  Proceeds from sale of insurance charter                        --           --        3,300
  Maturities of investments                                  12,696        7,317       31,640
  Purchase of bonds                                        (205,213)    (168,430)    (139,350)
  Purchase of equity securities                             (28,326)     (24,560)     (15,194)
  Acquisition of property and equipment                      (3,637)      (4,472)      (1,873)
                                                          ---------    ---------    ---------
      Cash provided by (used in) investing                    7,589      (65,764)     (24,903)
Cash flow from (used in) financing activities:
  Purchase of treasury stock                                     --       (4,999)          --
  Proceeds from exercise of stock options                       138           31          140
  Repayments of long-term debt                                 (893)        (856)        (202)
                                                          ---------    ---------    ---------
      Cash used in financing                                   (755)      (5,824)         (62)
                                                          ---------    ---------    ---------
(Decrease) increase in cash and cash equivalents             99,249      (21,055)      27,161
Cash balances:
  Beginning of period                                        17,347       38,402       11,241
                                                          ---------    ---------    ---------
  End of period                                           $ 116,596    $  17,347    $  38,402
                                                          =========    =========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                  $   5,133    $   4,996    $   4,797
  Cash paid during the year for federal income taxes      $   5,110    $   1,290    $   3,710

Non-cash investing activities:
   Acquisition of subsidiary with note payable            $       -    $   7,167    $       -

              See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              (amounts in thousands, except per share information)


1.     BASIS OF PRESENTATION:

       The accompanying consolidated financial statements of Penn Treaty American Corporation and its Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America ("GAAP") and include Penn Treaty Network America Insurance Company ("PTNA"), American Network Insurance Company ("ANIC"), American Independent Network Insurance Company of New York ("AINIC"), Penn Treaty (Bermuda), Ltd. ("PTB"),United Insurance Group Agency, Inc. ("UIG"), Network Insurance Senior Health Division ("NISHD"), and Senior Financial Consultants Company. Significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

              NATURE OF OPERATIONS:

       The Company sells accident and health, life and disability insurance through its wholly-owned subsidiaries. The Company's principal lines of business are long-term care products and home health care products. The Company distributes its products principally through managing general agents and independent agents. The Company operates its home office in Allentown, Pennsylvania and has satellite offices in California, Florida and New York, whose principal functions are to market and underwrite new business. The Company is licensed to operate in 50 states. Sales in Florida, Pennsylvania and California accounted for 20%, 14% and 14%, respectively, of the Company's premiums for the year ended December 31, 2000. No other state sales accounted for more than 10% of the Company's premiums for the year ended December 31, 2000.

              GOING CONCERN:

       As discussed in Note 9, the Company's insurance subsidiaries are regulated by various state insurance departments. The Company's primary insurance subsidiary, PTNA, has delayed the filing of its statutory annual statements for fiscal 2000 to allow sufficient time for a new actuarial firm (Future Actuary) and our newly appointed actuary for future periods to complete an additional actuarial study of the December 31, 2000 policy and contract claim reserves. The Future Actuary's analysis indicates policy and contract claim reserve amounts that are approximately $9,700 less than the current appointed actuary's (Current Actuary) indications. The Company believes the Future Actuary's results are more accurate and has recorded the reserve for policy and contract claims at the amount indicated by the Future Actuary. PTNA expects to file its statutory statement for 2000 with a qualified opinion from its Current Actuary, indicating that the reserves for policy and contract claims are approximately $9,700 lower than the minimum level deemed acceptable by our former actuary. There is no guarantee that the insurance departments will accept this qualified actuarial opinion.

       The Future Actuary was appointed as the Company's actuary subsequent to December 31, 2000, for future periods beyond December 31, 2000.

       The National Association of Insurance Commissioners (NAIC) has established, and various states insurance departments have adopted, risk-based capital (RBC) standards that life and health insurers must meet. As of December 31, 2000, PTNA's RBC was at the Regulatory Action Level based on its estimates of the reserves for policy and contract claims. However, after giving effect to the reserve difference between PTNA's reserve estimates and the appointed actuary's reserve estimates, PTNA's RBC falls into the Authorized Control Level of RBC. Failure to meet either of these RBC thresholds requires the company to prepare and submit a Corrective Action Plan to the Insurance Commissioner of the Pennsylvania Insurance Department and may result in certain state insurance departments terminating PTNA's ability to write new business in their respective states. The Authorized Control Level authorizes the Insurance Commissioner to take the actions it considers necessary to protect the best interests of the policyholders and creditors of an insurer, which may include placing the insurance company under regulatory control, which in turn, may result in rehabilitation or, ultimately, liquidation.

       During the year ended December 31, 2000, PTNA's statutory surplus decreased from $49,288 to $12,468. While a number of factors contributed to this decline in statutory surplus, the primary factor was the strain on statutory income created by the continued writing of new business. Under statutory accounting principles, certain costs of acquiring new business must be expensed as incurred, causing a strain on statutory income and surplus during periods of growth. This strain is anticipated to occur as long as the company continues to generate substantial levels of new business.

       The Company's insurance subsidiary ratings from A.M. Best and Standard and Poor's were downgraded in March, 2001 to B- and BB+, respectively, and placed on credit watch, citing deficient statutory surplus levels. These downgrades could lead to, among other things, reduced premium revenue, or lapsation of existing policies, due to public and agent concern regarding the Company's financial strength.

       The Company has historically utilized financial reinsurance arrangements (see Note 13) to mitigate the surplus strain caused by the new business growth. As a result of these arrangements, PTNA's 2000 statutory surplus was increased by $19,620. These arrangements are designed to be paid over a relatively short period of time. As a result, a significant portion of the surplus benefit derived from the financial reinsurance treaties may reverse during fiscal 2001. There is no guarantee that the Company will be able to either renew these treaties or enter into new treaties in the future.

       The Company is required to adopt the Codification of Statutory Accounting Principles (see Note 9) as of January 1, 2001. While the Company has not performed an extensive analysis of the impacts of Codification on PTNA's surplus level, there are certain aspects of Codification that are expected to reduce PTNA's surplus, including certain limitations on the recognition of goodwill and EDP equipment for statutory accounting purposes.

       The Pennsylvania Insurance Department is concluding an examination of PTNA. PTNA is aware that the Pennsylvania Insurance Department has required other long-term care companies with similar actuarial assumptions to post higher reserves as a result of their examination. While the Pennsylvania Insurance Department has not finalized its exam or quantified any of its findings, it has expressed concerns regarding PTNA's reserve levels. If PTNA is unable to support its reserve assumptions, it may be required to increase its statutory reserves by a significant amount, causing a substantial decrease in its statutory surplus.

       The parent holding company is highly leveraged and has liquidity needs which have historically been met from the utilization of existing liquid funds at the parent level and cash flow from non-insurance company subsidiaries. These sources of funds may be insufficient to meet the parent company's liquidity needs during 2001. The parent company's convertible debentures contain certain covenants that may cause the debt to come immediately due in the event the parent is unable to make the required interest payments or if PTNA falls under regulatory control. (See Note 7).

       The Company is in the process of preparing a Corrective Action Plan for submission to the Insurance Commissioner.

       The various items discussed above will cause PTNA's statutory surplus and RBC to decline further, and will result in mandatory regulatory control unless the Company raises additional capital. Under any scenario, including one where the Company successfully raises additional capital, it is uncertain what actions, if any, the insurance departments will take.

       The above conditions and events raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon many factors, including the regulatory action regarding the Company's current RBC levels and management's ability to raise capital to address the limited parent company liquidity and reduced statutory surplus levels. Management's plans to address these concerns primarily consist of raising additional capital. To this end, the Company has engaged investment bankers to assist the Company in raising additional capital to satisfy its near-term statutory surplus needs. The Company has an effective registration statement, whereby it is entitled to issue securities in an amount up to $75,000. The Company is also evaluating alternative financing arrangements.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

       As of December 31, 2000, shareholders' equity was decreased by $662 due to net unrealized losses of $1,005. As of December 31, 1999, shareholders' equity was decreased by $7,064 due to net unrealized gains of $10,703 in the investment portfolio.

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

              UNAMORTIZED DEFERRED POLICY ACQUISITION COSTS:

       The costs primarily related to and varying with the acquisition of new business, principally commissions, underwriting and policy issue expenses, have been deferred. These deferred costs are amortized over the related premium-paying periods utilizing the same projected premium assumptions used in computing reserves for future policy benefits. Net policy acquisition costs deferred, on the consolidated statements of operations, are net of amortization of $37,681, $26,956 and $22,277 for the years ended December 31, 2000, 1999 and 1998, respectively. This amortization includes amounts attributable to current year new premium generation. Recoverability of deferred acquisition costs is dependent upon the Company's ability to obtain future rate increases.
       The ability to obtain these increases is subject to regulatory approval, and is not guaranteed.

       The Company regularly determines the recoverability of deferred acquisition costs through actuarial analysis. To determine recoverability, the present value of future premiums less future costs and claims are added to current reserve balances. If this amount is greater than current unamortized deferred acquisition costs, the unamortized amount is deemed recoverable. In the event recoverability is not demonstrated, the Company reassesses the calculation using justifiable premium rate increases. If rate increases are not received or are deemed unjustified, the Company will expense, as impaired, the attributable portion of the deferred asset, in the current period.

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

       Depreciation expense was $1,275, $996 and $629 for the years ended December 31, 2000, 1999 and 1998, respectively.

              CASH AND CASH EQUIVALENTS:

       Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less.

              COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:

       The costs in excess of fair value of net assets acquired (goodwill) for acquisitions made under purchase accounting methods are being amortized to expense on a straight-line basis over a 10- to 40-year range. During 2000, 1999 and 1998, $1,293, $993 and $316 were amortized to expense, respectively.

              PRESENT VALUE OF FUTURE PROFITS ACQUIRED:

       The present value of future profits of ANIC's acquired business is being amortized over the life of the insurance business acquired. During each of the years ended 2000, 1999 and 1998, $415 was amortized to expense.

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

       During 1999, the Company purchased approximately $30,000 of corporate owned life insurance to fund the future payment of employee benefit expenses. In 2000, the Company purchased an additional $10,000. The Company includes the cash value of these policies, which is invested in investment grade corporate bonds, as other assets. Increases in the cash surrender value are recorded as other income.

              INCOME TAXES:

       Income taxes consist of amounts currently due plus deferred tax expense or benefits. Deferred income tax liabilities, net of assets, have been recorded for temporary differences between the reported amounts of assets and liabilities in the accompanying financial statements and those in the Company's income tax return.

              REVENUE RECOGNITION:

       Premiums on long duration accident and health insurance, the majority of which is guaranteed renewable, and life insurance are recognized when due. Estimates of premiums due but not yet collected are accrued. Commission override revenue from unaffiliated insurers is included in other income when its underlying premium is due, net of an allowance for unissued or cancelled policies.

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


                                              For the Periods Ended December 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------   --------
Net income                                      $ 22,750   $ 21,320   $ 24,048
Weighted average common shares outstanding         7,279      7,533      7,577
Basic earnings per share                        $   3.13   $   2.83   $   3.17
                                                ========   ========   ========

Net income                                      $ 22,750   $ 21,320   $ 24,048
Adjustments net of tax:
     Interest expense on convertible debt          3,083      3,098      3,154
     Amortization of debt offering costs             240        241        245
                                                --------   --------   --------
Diluted net income                              $ 26,073   $ 24,659   $ 27,447
                                                ========   ========   ========
Weighted average common shares outstanding         7,279      7,533      7,577
Common stock equivalents due to dilutive
     effect of stock options                          69        132        196
Shares converted from convertible debt             2,628      2,628      2,629
                                                --------   --------   --------
Total outstanding shares for fully diluted
earnings per share computation                     9,976     10,293     10,402
Diluted earnings per share                      $   2.61   $   2.40   $   2.64
                                                --------   --------   --------

              NEW ACCOUNTING PRINCIPLE:

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow or foreign currency hedge. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Upon initial application of SFAS 133, hedging relationships, if any, must be designated anew and documented pursuant to the provisions of this statement. The Company will adopt SFAS 133, as amended, as of January 1, 2001. The Company has completed an implementation plan which included identifying all derivatives and evaluating risk management hedging strategies.

       The Company's assessment indicates that its convertible bond investment portfolio and its corporate owned life insurance policies contain embedded derivatives, and its interest rate swap is a derivative, as defined by SFAS 133.

       The Company believes that the embedded derivatives in its convertible bond portfolio, which is classified as available for sale at December 31, 2000 in accordance with SFAS No. 115, will require the recognition of the portion of that portfolio's unrealized gain or loss that is attributable to its embedded derivatives as net realized gains or losses in its statements of income and comprehensive income. Due to the Company's expectation that the majority of changes in the market value of this portfolio are attributable to its embedded derivative features, we intend to classify these investments as trading account securities in accordance with SFAS No. 115 as of January 1, 2001.

       The Company has purchased variable life insurance policies covering substantially all of its employees.

       The FASB's Derivatives Implementation Group is currently reconsidering its proposed guidance regarding corporate owned life insurance policies. The Company has not determined the impact of the embedded derivative on the consolidated financial statements.

       The Company has entered into an interest rate swap agreement, which serves to convert its mortgage loan from a variable rate to a fixed rate instrument. The Company has determined that the swap qualifies as a cash-flow hedge. The effects have been determined to be immaterial to the financial statements.

       The Company's involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate its own risk and is not considered speculative in nature.

3.     SALE OF INSURANCE CHARTER:

       On December 30, 1998, the Company sold all of the common stock of Penn Treaty Life Insurance Company ("PTLIC") to an unaffiliated insurance company. The Company received approximately $3,300 in cash representing the final value of PTLIC's' statutory capital and surplus at December 30, 1998 and a purchase premium. All policies in-force were reinsured through a 100% quota share agreement to PTNA.

4.     ACQUISITION OF BUSINESSES:

       The Company purchased all of the common stock of United Insurance Group Agency, Inc. (UIG), a Michigan based consortium of long-term care insurance agencies, for $18,192, of which $8,078 was in the form of a three-year installment note, with the remainder paid in cash. The acquisition was effective January 1, 1999. The Company accounted for the acquisition as a purchase, and established $17,000 of goodwill, which it will amortize over 25 years. The proforma effect of consolidating the financial results of UIG prior to 1999 is immaterial to the Company's financial condition or results of operations.

       On January 10, 2000, PTNA entered a purchase agreement to acquire all of the common stock of Network Insurance Senior Health Division (NISHD), a Florida brokerage insurance agency for cash of $6,000. The acquisition was effective January 1, 2000. The Company accounted for the acquisition as a purchase and recorded $6,000 of goodwill, to be amortized over 20 years. The proforma effect of consolidating the financial results of NISHD prior to 2000 is immaterial to the Company's financial condition or results of operations.

5.     INVESTMENTS AND FINANCIAL INSTRUMENTS:

       The amortized cost and estimated market value of investments in debt securities as of December 31, 2000 and 1999 are as follows:

                                                           December 31, 2000
                                   ------------------------------------------------------------------
                                    Amortized    Gross Unrealized    Gross Unrealized     Estimated
                                       Cost            Gains              Losses         Market Value
                                     -------        -----------        ------------      ------------
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                   $ 120,691         $ 5,654            $ (364)          $ 125,981
   Mortgage backed securities and
     collateralized mortgage
     obligations                       26,529             343              (152)             26,720
   Obligations of states
     and political
     sub-divisions                        572              28                 -                 600
   Debt securities issued
     by foreign governments            15,817              44              (312)             15,549
   Corporate securities               186,268           2,291            (7,921)            180,638
                                   ----------------------------------------------------------------
                                    $ 349,877         $ 8,360          $ (8,749)          $ 349,488
                                   ================================================================

                                                           December 31, 1999
                                   ------------------------------------------------------------------
                                    Amortized    Gross Unrealized    Gross Unrealized     Estimated
                                       Cost            Gains              Losses         Market Value
                                     -------        -----------        ------------      ------------
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                     $ 118,547       $   594            $ (2,443)         $ 116,698
   Mortgage backed securities and
     collateralized mortgage
     obligations                         21,888            13                (783)            21,118
   Obligations of states
     and political
     sub-divisions                          571             4                   -                575
   Debt securities issued
     by foreign governments              18,533             -                (934)            17,599
   Corporate securities                 206,162         2,137             (10,601)           197,698
                                   ------------------------------------------------------------------
                                      $ 365,701       $ 2,748           $ (14,761)         $ 353,688
                                   ==================================================================

       The amortized cost and estimated market values of debt securities at December 31, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Amortized          Estimated
                                                       Cost           Market Value
                                                      ------          ------------
Due in one year or less                               $ 11,512           $ 11,590
Due after one year through five years                   92,818             90,864
Due after five years through ten years                 191,070            192,574
Due after ten years                                     54,477             54,460
                                                   -------------      -------------
                                                     $ 349,877          $ 349,488
                                                   =============      =============

       Gross proceeds and realized gains and losses on the sales of debt securities, excluding calls, were as follows:


                                           Gross            Gross
                                          Realized         Realized
                         Proceeds           Gains           Losses
                         --------           -----           ------
         2000           $ 207,906         $  8,613        $  9,114
         1999           $ 108,003         $  3,133        $  1,492
         1998           $  70,702         $  2,395        $      3

       Gross proceeds and realized gains and losses on the sales of equity securities were as follows:


                                           Gross            Gross
                                          Realized         Realized
                         Proceeds           Gains           Losses
                         --------           -----           ------
         2000            $30,163           $ 4,241          $ 3,088
         1999            $25,572           $ 4,848          $ 1,073
         1998            $25,158           $ 6,891           $  400

       At December 31, 2000, the Company reduced its cost basis on a bond, whose issuer had declared bankruptcy, to its market value, realizing an impairment charge of $3,200.

       Gross unrealized gains (losses) pertaining to equity securities were as follows:


                                         Gross         Gross
                          Original    Unrealized     Unrealized       Estimated
                            Cost         Gains         Losses       Market Value
                           ------       ------        -------        ----------
              2000         $17,112      $ 1,758       $(2,374)        $ 16,496
              1999         $17,853      $ 2,579       $(1,269)        $ 19,163
              1998         $15,090      $ 2,558       $  (314)        $ 17,334

       Net investment income is applicable to the following investments:


                                                           2000           1999           1998
                                                           ----           ----           ----
              Bonds                                      $25,777        $21,460         $18,519
              Equity securities                              665            482             342
              Cash and short-term investments              1,751          1,432           1,794
                                                        -----------------------------------------
              Investment income                           28,193         23,374          20,655
              Investment expense                            (785)          (755)           (279)
                                                        -----------------------------------------
              Net investment income                      $27,408        $22,619         $20,376
                                                        =========================================

       Pursuant to certain statutory licensing requirements, as of December 31, 2000, the Company had on deposit bonds aggregating $8,118 in insurance department safekeeping accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

6.     POLICY RESERVES AND CLAIMS:

       Policy reserves have been computed principally by the net level premium method based upon estimated future investment yield, mortality, morbidity, withdrawals and other benefits. The composition of the policy reserves at December 31, 2000 and 1999 and the assumptions pertinent thereto are presented below:


                                                Amount of Policy Reserves
                                                    as of December 31,
                                                   2000            1999
                                                 --------        --------
       Accident and health                      $ 348,344       $ 260,046
       Annuities and other                            118             118
       Ordinary life, individual                   12,947          12,049


                                              Years of Issue   Discount Rate
                                              --------------   -------------
       Accident and health                     1976 to 1986             7.0%
                                                       1987             7.5%
                                               1988 to 1991             8.0%
                                               1992 to 1995             6.0%
                                                       1996             7.0%
                                               1997 to 2000             6.8%
       Annuities and other                     1997 to 1983      6.5% & 7.0%
       Ordinary life, individual               1962 to 2000      3.0% & 5.5%


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

       Ordinary life, individual             Mortality based on 1955-60
                                             Intercompany Mortality Table
                                             Combined Select and Ultimate.

         Policy and contract claims reserves, including incurred but unreported claims reserves, are $164,565 and $137,534 at December 31, 2000 and 1999, respectively.

         Activity in policy and contract claims is summarized as follows:


                                               2000         1999
                                             --------     --------
Balance at January 1                         $137,534     $105,667
less reinsurance recoverable                   3,917        3,335
                                             --------     --------
Net balance at January 1                      133,617      102,332
Incurred related to:
     Current year                             135,084      117,086
     Prior years                               13,427        9,231
                                             --------     --------
          Total incurred                      148,511      126,317
Paid related to:
     Current year                              37,864       25,145
     Prior years                               85,153       69,887
                                             --------     --------
          Total paid                          123,017       95,032
Net balance at December 31                    159,111      133,617
plus reinsurance recoverable                    5,454        3,917
                                             --------     --------
Balance at December 31                       $164,565     $137,534
                                             ========     ========

       In the year in which a claim is first incurred, the Company establishes reserves that are actuarially determined to be the present value of all future payments required for that claim.

       The Company measures the validity of prior year assumptions by reviewing the development of reserves for the prior period (i.e., incurred from prior years). This amount, $13,427 and $9,231 in 2000 and 1999, respectively, includes imputed interest from prior year-end reserve balances of $6,863 and $5,085, respectively, plus adjustments to reflect actual versus estimated claims experience. These adjustments, particularly as a percentage of the prior year-end reserve balance, yield a relative measure of deviation in actual performance to initial assumptions. In 2000, the Company added approximately $6,600 or 4.8% of prior year-end reserves to claim reserves for 1999 and prior claim incurrals. In 1999, the Company added approximately $4,100 or 3.9% of prior year-end reserves to claim reserves for 1998 and prior claim incurrals. While the Company does not believe that either 2000 or 1999 additions represent material deviation from its estimates, claims development has exceeded its expectations in both periods.

7.     LONG-TERM DEBT:

       Long-term debt at December 31, 2000 and 1999 is as follows:


                                                                                   2000         1999
                                                                                 --------     --------
       Convertible, subordinated debt issued in November 1996, with a semi-annual coupon of 6.25% annual percentage rate
       Debt is callable after December 2, 1999 at declining redemption values and matures in 2003. Prior to maturity, the debt is convertible to shares of the Company's common stock at
       $28.44 per share                                                           $ 74,750     $ 74,750

       Mortgage loan with interest rate fixed for five years at 6.85%
       effective September 1998, which repriced from 7.3% in 1997
       Although carrying a variable rate of LIBOR + 90 basis points, the loan has an effective fixed rate due to an offsetting swap with the same institution. Current monthly payment of $16 based on a fifteen year amortization schedule with a balloon payment due September
       2003; collateralized by property with depreciated cost of $2,352
       and $2,422 as of December 31, 2000 and 1999, respectively                     1,664        1,739

       Installment note for purchase of United Insurance Group, Inc.,
       payable in annual installments at 0% interest. (imputed at 6%)                5,554        6,372
                                                                                  --------     --------
                                                                                  $ 81,968     $ 82,861
                                                                                  ========     ========

         Principal repayment of mortgage and other debt are as follows:


                2001              $ 2,778
                2002                2,946
                2003               76,244
                2004                    -
                2005                    -
                                  -------
                                  $81,968
                                  =======

         The convertible debt contains covenants including the timely payment of interest and principal and requires the Company to protect the interests of its insurance subsidiaries. If PTNA is placed into receivorship by the Pennsylvania Insurance Department, the Company may be in default of the terms of its convertible debt.

8.     FEDERAL INCOME TAXES:

       The provision for Federal income taxes for the years ended December 31 consisted of:

                                     2000         1999         1998
                                   --------     --------     --------
Current                            $  3,045     $  1,974     $  3,152
Deferred                              8,675        8,863        8,426
                                   --------     --------     --------
                                   $ 11,720     $ 10,837     $ 11,578
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

                                                2000          1999
                                              --------      --------
Net operating loss carryforward               $  3,080      $  3,794
Policy reserves                                 18,841        19,321
Unrealized losses on investments                   352         3,639
Other than temporary decline in
  market value                                   1,150            --
Other                                              612            --
                                              --------      --------
              Total deferred tax assets       $ 24,035      $ 26,754
                                              ========      ========

Deferred policy acquisition costs             $(67,533)     $(58,136)
Present value of future profits acquired          (823)         (968)
Premiums due and unpaid                         (1,100)         (984)
Other                                               --          (125)
                                              --------      --------
              Total deferred income taxes     $(69,456)     $(60,213)
                                              ========      ========

Net deferred income tax (liability)           $(45,421)     $(33,459)
                                              ========      ========

       The Company has net operating loss carryforwards of approximately $9,000, which have been generated by taxable losses at the Company's non-life parent, and if unused will expire between 2018 and 2020. The net operating loss carryforwards can be utilized by the Company's insurance subsidiaries subject to the lesser of subsidiary taxable income or 35% of the current aggregate carryforward amount.

       A reconciliation of the income tax provision computed using the Federal income tax rate to the provision for federal income taxes is as follows:

                                            2000          1999          1998
                                          --------      --------      --------
Computed Federal income tax (benefit)
   provision at statutory rate            $ 12,065      $ 10,933      $ 12,113
Small life insurance company
   deduction                                    --          (120)         (376)
Tax-exempt income                             (585)          (96)         (336)
Other                                          240           120           177
                                          --------      --------      --------
                                          $ 11,720      $ 10,837      $ 11,578
                                          ========      ========      ========

       At December 31, 2000, the accumulated earnings of the Company for Federal income tax purposes included $1,451 of "Policyholders' Surplus", a special memorandum tax account. This memorandum account balance has not been currently taxed, but income taxes computed at then-current rates will become payable if surplus is distributed. Provisions of the Deficit Reduction Act of 1984 do not permit further additions to the "Policyholders' Surplus" account.

9.     STATUTORY INFORMATION:

       The insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance department of the state of domicile. Net income and capital and surplus as reported in accordance with statutory accounting principles for the Company's insurance subsidiaries are as follows:

                                          2000          1999          1998
                                        --------      --------      --------
          Net Income (loss)             ($28,984)     ($ 6,826)     $  7,507
          Capital and surplus             29,137        66,872        76,022

       Total reserves, including policy and contract claims, reported to regulatory authorities were approximately $212,082 and $166,829 less than those recorded for GAAP as of December 31, 2000 and 1999, respectively. This difference is primarily attributable to funds withheld reinsurance agreements in force as of December 31, 1999 and 2000. For further discussion see Note 13, Reinsurance.

       The differences in statutory net income compared to GAAP net income are primarily due to the immediate expensing of acquisition costs as well as differing reserving methodologies and treatment of reinsurance and deferred income taxes. Due to these differences in expensing of acquisition costs and reserving methodologies, under statutory accounting there is generally a net loss and a corresponding decrease in surplus, referred to as surplus strain, during periods of high growth.

       The Company's primary insurance subsidiary, PTNA, has delayed the filing of its statutory annual statements for fiscal 2000 to allow sufficient time to engage a new actuary (Future Actuary) to complete an additional actuarial study of the December 31, 2000 policy and contract claim reserves. The Future Actuary's analysis indicates policy and contract claim reserve amounts that are approximately $9,700 less than the current appointed actuary's (Current Actuary) indications. The Company believes the Future Actuary's results are more accurate and has recorded the reserve for policy and contract claims at the amount indicated by the Future Actuary. PTNA expects to file its statutory statement for 2000 with a qualified opinion from its Current Actuary indicating that the reserves for policy and contract claims are approximately $9,700 lower than the minimum level deemed acceptable by the Current Actuary. There is no guarantee that the insurance departments will accept this qualified actuarial opinion. The Future Actuary was appointed as the Company's actuary subsequent to December 31, 2000 for future periods after December 31, 2000.

       The National Association of Insurance Commissioners (NAIC) has established, and various states insurance departments have adopted, risk-based capital (RBC) standards that life and health insurers must meet. RBC standards are designed to measure the acceptable level of capital an insurer should have, based on the inherent and specific risks of each insurer.

       As of December 31, 2000, PTNA RBC was at the Regulatory Action Level based on its estimates of the reserves for policy and contract claims. However, after giving effect to the reserve difference between PTNA's reserve estimates and its former actuary's reserve estimates, PTNA's
       RBC falls into the Authorized Control Level of RBC. Failure to meet either of these RBC thresholds requires PTNA to prepare and submit a Corrective Action Plan to the Insurance Commissioner of the Pennsylvania Insurance Department and may result in certain state insurance departments terminating PTNA's ability to write new business in their respective states. The Authorized Control Level authorizes the Insurance Commissioner to take whatever regulatory actions it considers necessary to protect the best interests of the policyholders and creditors of an insurer, which may include placing the insurance company under regulatory control, resulting in rehabilitation or liquidation.

       Under Pennsylvania and New York insurance law, dividends may be paid from PTNA, ANIC or AINIC only from statutory profits of earned surplus and require insurance department approval if the dividend is in excess of the lesser of 10% of surplus or net statutory income of the prior year. ANIC paid a dividend to the parent holding company in the amount of $0 and $250 in 2000 and 1999, respectively. AINIC has requested permission of the New York Insurance Department to pay a dividend of $4,000 to the parent holding company. This request is currently under consideration by the New York Insurance Department. Payment of this dividend would virtually exhaust AINIC's dividend paying capabilities.

       The Pennsylvania Department of Insurance, the New York Insurance Department and the insurance regulators in other jurisdictions have broad administrative and enforcement powers relating to the granting, suspending and revoking of licenses to transact insurance business, the licensing of agents, the regulation of premium rates and trade practices, the content of advertising material, the form and content of insurance policies and financial statements and the nature of permitted investments. In addition, regulators have the power to require insurance companies to maintain certain deposits, capital, surplus and reserve levels calculated in accordance with prescribed statutory standards. The primary purpose of such supervision and regulation is the protection of policyholders, not investors.

       In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas.

       The Pennsylvania and New York Insurance Departments have adopted the Codification guidance, effective January 1, 2001. The effect of adoption on the Company's statutory surplus has not been determined, however, there are certain aspects of Codification that are expected to reduce the insurance subsidiaries surplus, including certain limitations on the recognition of goodwill and EDP equipment, and the recognition of other than temporary declines in investments.

10.    401(k) RETIREMENT PLAN:

       The Company has a 401(k) retirement plan, covering substantially all employees with at least one year of service. Under the plan, participating employees may contribute up to 15% of their annual salary on a pre-tax basis. The Company, under the plan, equally matches employee contributions up to the first 3% of the employee's salary. The Company and employee portion of the plan is vested immediately. The Company's expense related to this 401(k) plan was $147, $129 and $98 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company may elect to make a discretionary contribution to the plan, which will be contributed proportionately to each eligible employee. The Company did not make a discretionary contribution in 2000, 1999 or 1998.

11.    STOCK OPTION PLANS:

       At December 31, 2000, the Company had three stock-based compensation plans, which are described below. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"), and applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed employee stock option plans. Had compensation cost for the Company's employee stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying the SFAS No. 123 proforma disclosure are not indicative of future amounts.

                                                         2000          1999          1998
                                                       --------      --------      --------
Net Income                     As reported             $ 22,750      $ 21,320      $ 24,048
                               Proforma                $ 22,325      $ 21,030      $ 23,758

Basic Earnings Per Share       As reported              $  3.13      $   2.83      $   3.17
                               Proforma                 $  3.07      $   2.79      $   3.14

Diluted Earnings Per Share     As reported              $  2.61      $   2.40      $   2.64
                               Proforma                 $  2.57      $   2.37      $   2.61

       Compensation cost is estimated using an option-pricing model with the following assumptions for options granted in 2000: an expected life of
       5.3 years, volatility of 28.3% and a risk free rate of 4.83%. The weighted average fair value of those options granted in years prior to and including 2000 was $7.70. No options were granted under these plans in 1998 or 1999. No compensation expense is calculated for those options granted prior to 1995.

       The Company's 1987 Employee Incentive Stock Option Plan provided for the granting of options to purchase up to 1,200 shares of common stock. This plan expired in 1997 and was subsequently replaced by the 1998 Employee Non-Qualified Incentive Stock Option Plan. The 1998 Plan allows for the grant of options to purchase up to 600 shares of common stock. No new options may be granted under the 1987 Plan. The term of each option is ten years and the options become exercisable in varying, annual installments commencing one year from the option grant date.

       Effective May 1995, the Company adopted a Participating Agent Stock Option Plan which provides for the granting of options to purchase up to 300 shares of common stock. The exercise price of all options granted under the plan may not be less than the fair market value of the shares on the date of grant. The term of each option is ten years, and the options become exercisable in four equal, annual installments commencing one year from the option grant date. SFAS No. 123 requires that the deemed value of options granted to non-employees be recognized as compensation expense over the estimated life of the option. Options were granted in 1995, 1996 and 1997. No agent options were granted in 1998, 1999 or 2000. The Company recognized $86, $108 and $183, in 2000, 1999 and 1998, respectively as a result of these grants.

       The following is a summary of the Company's option activity, including grants, exercises, forfeitures and weighted average price information:

                                          2000                         1999                     1998
                                ---------------------------- -------------------------- ------------------------
                                               Exercise                     Exercise                 Exercise
                                                Price                         Price                    Price
                                 Options      Per Option        Options    Per Option     Options   Per Option
                                ---------------------------- -------------------------- ------------------------
Outstanding at beginning of
    year                               552     $      19.64            554    $  19.62          574    $  19.22
Granted                                155     $      19.25              0    $      -            0    $      -
Exercised                               11     $      12.56              2    $  13.38           11    $  14.91
Canceled                                11     $      24.44              0    $      -            9    $  16.03
                                -----------                  --------------             ------------
Outstanding at end of year             685     $      19.59            552    $  19.64          554    $  19.62
                                ===========                  ==============             ============
Exercisable at end of year             457     $      18.15            404    $  16.20          305    $  15.47
                                ===========                  ==============             ============

                                                              Outstanding   Remaining   Exercisable
                                                              at December  Contractual  at December
                                Range of Exercise Prices       31, 2000    Life (Yrs)    31, 2000
                                                             ---------------------------------------
                                                       8.71              5           2            5
                                                       8.92             26           2           26
                                                       9.81             45           2           45
                                                      11.17             13           1           14
                                                      12.28             26           8           26
                                                      12.38             77           5           77
                                                      12.63              5           5            5
                                                      13.61             48           5           34
                                                      19.25            155          10            0
                                                      20.50            121           6          121
                                                      22.55             48           6           27
                                                      32.25             87           7           65
                                                      35.48             29           7           12
                                                             --------------             ------------
                                                                       685                      457
                                                             ==============             ============

12.    COMMITMENTS AND CONTINGENCIES:

              OPERATING LEASE COMMITMENTS:

       The total net rental expenses under all leases amounted to approximately $688, $629 and $260 for the years ended December 31, 2000, 1999 and 1998, respectively.

       The Company's required payments due under non-cancelable leases in each of the next five years are as follows:

                    YEARS                AMOUNT
                    -----                ------
                     2001                $547
                     2002                 433
                     2003                 344
                     2004                 252
                     2005                  18

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

              LETTER OF CREDIT:

       As part of the Company's financial reinsurance agreements in effect at December 31, 2000 and 1999, it received an unsecured letter of credit from a bank for $5,000 and $25,000, respectively, which serve to allow the Company to receive reserve credit for its financial reinsurance with state insurance departments at each of those dates.

              LITIGATION:

       The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the resolution of these lawsuits will not have a material effect on the financial condition or results of operations of the Company.

       In April 2000, a jury awarded compensatory damages of $24 and punitive damages of $2,000 in favor of the plaintiff in a disputed claim case against PTNA. The trial judge granted the Company's motion for a new trial or a remitter of the award to $1,000. The plaintiff appealed the judge's order. The result of the plaintiff's appeal could be, among other things, a reinstatement of the jury verdict or confirmation of the judge's order granting a new trial. The Company has established a $1,000 reserve pending the outcome of this case.

13.    REINSURANCE:

       The Company currently reinsures with unaffiliated companies any life insurance policy to the extent the risk on that policy exceeds $50.

       Effective January 1994, PTNA entered into a reinsurance agreement to cede 100% of certain life, accident and health and Medicare supplement insurance to a third party insurer. Total reserve credits taken related to this agreement as of December 31, 2000, 1999 and 1998 were approximately $409, $456 and $533 respectively.

       PTNA is party to a reinsurance agreement to cede 100% of certain whole life and deferred annuity policies to be issued by PTNA to a third party insurer. These policies are intended for the funeral arrangement or

       "pre-need" market. Total reinsurance recoverables taken related to this agreement as of December 31, 2000, 1999 and 1998 were approximately $4,643, $4,569 and $3,223, respectively. The third party reinsurer maintains securities at least equal to the statutory reserve credit in escrow with a bank. Effective January 1, 1996, this Agreement was modified, and as a result, no new business is reinsured under this facility.

       PTNA is a party to a reinsurance agreement to cede certain home health care claims beyond 36 months. Reinsurance recoverables related to this treaty were $6,054 and $5,470 at December 31, 2000 and 1999, respectively.

       PTNA is party to a coinsurance agreement on a previously acquired block of long-term care business whereby 66% is ceded to a third party. At December 31, 2000, 1999 and 1998, reinsurance recoverables taken related to this treaty were approximately $2,142, $2,065 and $1,852, respectively.

       Effective December 31, 1999 and 2000, PTNA entered separate funds withheld financial reinsurance agreements with unaffiliated reinsurers. Under the agreements, PTNA ceded the claims risk of a material portion of its long-term care policies. This transference of risk qualifies the agreements for statutory treatment as reinsurance. PTNA has the option, but is not obligated, to recapture the ceded policies and their cumulative profits at its discretion. The agreements are not considered reinsurance under FASB Statement 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", due to a lack of material probability of loss to the reinsurer. As a result of these agreements, 1999 statutory surplus was increased by $24,775 and 2000 surplus was increased by $19,620.

       ANIC reinsures approximately $1,900 of its risk with three reinsuring companies, all of which are authorized to do business in the State of Pennsylvania.

       The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of operations, which are net of reinsurance activity:


                                             CEDED TO     ASSUMED
                                   GROSS       OTHER     FROM OTHER      NET
                                   AMOUNT    COMPANIES   COMPANIES      AMOUNT
                                  --------   ---------   ----------    ---------
DECEMBER 31, 2000
   Ordinary Life Insurance
     In-Force                     $ 58,907     $12,675      $    0     $ 46,232
   Premiums:
        Accident and health        352,534       3,010       4,512      354,036
        Life                         3,304         228           1        3,077
   Benefits to Policyholders:
        Accident and health        164,728       2,346         713      163,095
        Life                         2,469         441           0        2,028
   Inc (dec) in Policy
     Reserves:
        Accident and health         76,514          77       1,053       77,490
        Life                           931         (27)          0          958
   Commissions                    $100,681     $   255      $1,887     $102,313

DECEMBER 31, 1999
   Ordinary Life Insurance
     In-Force                     $ 61,522     $14,009      $    0     $ 47,513
   Premiums:
        Accident and health        289,396       2,935       2,738      289,199
        Life                         3,664         348           1        3,317
   Benefits to Policyholders:
        Accident and health        133,188       2,265         161      131,084
        Life                         2,117          14           0        2,103
   Inc (dec) in Policy
     Reserves:
        Accident and health         65,725         360         (14)      65,351
        Life                         2,733         943           0        1,790
   Commissions                    $ 95,376     $   621      $1,997     $ 96,752

DECEMBER 31, 1998
   Ordinary Life Insurance
     In-Force                     $ 66,644     $14,848     $     0     $ 51,796
   Premiums:
        Accident and health        222,895       3,294         544      220,145
        Life                         3,970         425           2        3,547
   Benefits to Policyholders:
        Accident and health         78,179       1,625         297       76,851
        Life                         2,005          22           0        1,983
   Inc (dec) in Policy
     Reserves:
        Accident and health         75,356         940        (20)       74,396
        Life                         1,248         178           0        1,070
   Commissions                    $ 80,929     $   739     $    83     $ 80,273

       The Company remains contingently liable in the event that the reinsuring companies are unable to meet their obligations.

14.    TRANSACTIONS WITH RELATED PARTIES:

       Irv Levit Insurance Management Corporation, an insurance agency which is owned by our Chairman, Chief Executive Officer and President, produced approximately $43, $34 and $41 of renewal premiums for some of our subsidiaries for the years ended December 31, 2000, 1999 and 1998, respectively, for which it received commissions of approximately $10, $8 and $10, respectively.

       Irv Levit Insurance Management Corporation also received commission overrides on business written for some of our subsidiaries by certain agents, principally general agents who were its agents prior to January 1979 and any of their sub-agents hired prior and subsequent to January 1979. These commission overrides totaled approximately $551, $543 and $559 for the years ended December 31, 2000, 1999 and 1998, respectively.

       As of December 31, 2000, Palisade Capital Management owned approximately 4% of our common stock. Palisade Capital Management also manages a portion of our investment portfolio for which it received fees of $231 and $170 for the years ended December 31, 2000 and 1999, respectively.

       A member of the Company's board of directors is a principal in Davidson Capital Management, which provides investment management services to the Company. The Company paid this firm $300, $242 and $177 during the years ended December 31, 2000, 1999 and 1998, respectively.

       A member of the Company's board of directors and audit committee chairman is a senior executive with Advest, Inc., an investment banking firm, which has provided investment banking services in the past and that the Company has engaged to explore financial alternatives. This firm received no fees in 2000, 1999 or 1998.

15.    MAJOR AGENCY:

       A managing general agent accounted for approximately 16% and 17% of total premiums in 1999 and 1998, respectively. In 2000, the Company purchased a division of this managing agent, which serves to reduce its dependence upon this agency in future periods. In 2000, the total premiums from this managing general agent accounted for less than 10% of the Company's total premiums.

16.    CONCENTRATIONS OF CREDIT RISK:

       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investments. The Company places its cash and cash equivalents and investments with high quality financial institutions, and attempts to limit the amount of credit exposure to any one institution. However, at December 31, 2000, and at other times during the year, amounts in any one institution exceeded the Federal Deposit Insurance Corporation limits. The Company is also party to certain reinsurance transactions whereby the Company remains ultimately liable for claims exposure under ceded policies in the event the assuming reinsurer is unable to meet its commitments due to default or insolvency.

17.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

                                       DECEMBER 31, 2000               DECEMBER 31, 1999
                                  ----------------------------    ----------------------------
                                    CARRYING        FAIR            CARRYING        FAIR
                                     AMOUNT        VALUE             AMOUNT         VALUE
                                  ------------   -------------    ------------    ------------
Financial assets:
   Investments
      Bonds, available for sale      $ 349,488      $ 349,488          $353,688     $ 353,688
      Equity securities                 16,496         16,496            19,163        19,163
      Policy loans                         142            142               150           150
   Cash and cash equivalents           116,596        116,596            17,347        17,347

Financial liabilities:
   Convertible debt                  $  74,750      $  60,828          $ 74,750     $  57,931
   Mortgage and other debt               7,218          7,218             8,111         8,111

18.    CONDENSED FINANCIAL STATEMENTS:

       The following lists the condensed financial information for the parent company as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998.

                                   BALANCE SHEETS
                          AS OF DECEMBER 31, 2000 AND 1999
                                       ($000)

                     ASSETS                                     2000              1999
                                                            ------------      ------------
Bonds, available for sale at market (amortized
     cost $0 and $3,697, respectively)                      $          -      $      3,550
Equity securities at market (cost $0 and
     $1,055, respectively)                                             -               986
Cash and cash equivalents                                          1,163             1,082
Investment in subsidiaries*                                      272,453           238,326
Other assets                                                       1,412             1,849
                                                            ------------      ------------

                    Total assets                            $    275,028      $    245,793
                                                            ============      ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                              $     80,304      $     81,122
Accrued interest payable                                             768               580
Accounts payable                                                      88               136
Due to subsidiaries*                                               5,806             5,270
                                                            ------------      ------------

                    Total liabilities                             86,966            87,108
                                                            ------------      ------------

Shareholders' equity
   Preferred stock, par value $1.00; 5,000 shares
       authorized, none outstanding                                    -                 -
   Common stock, par value $.10; 25,000 shares
       authorized, 8,202 and 8,191 shares
       issued, respectively                                          820               819
   Additional paid-in capital                                     53,879            53,655
   Accumulated other comprehensive loss                             (662)           (7,064)
   Retained earnings                                             140,730           117,980
                                                            ------------      ------------
                                                                 194,767           165,390

    Less 915 of common shares held in treasury, at cost           (6,705)           (6,705)
                                                            ------------      ------------

         Total shareholders' equity                              188,062           158,685
                                                            ------------      ------------

         Total liabilities and shareholders' equity         $    275,028      $    245,793
                                                            ============      ============

*  Eliminated in consolidation.

                           PENN TREATY AMERICAN CORPORATION
                          AND SUBSIDIARIES (PARENT COMPANY)

                               STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                        ($000)

                                             2000              1999              1998
                                         ------------      ------------      ------------
Management fees*                         $          -      $          -      $        296

Investment and other income                       771               300             2,426

General and administrative expense              1,159             1,379             1,032

Loss due to impairment of property
   and equipment                                    -             2,799                 -

Interest expense on convertible debt            4,717             4,672             4,672
                                         ------------      ------------      ------------

Loss before equity in undistributed
   net earnings of subsidiaries*               (5,105)           (8,550)           (2,982)

Equity in undistributed net earnings
   of subsidiaries*                            27,855            29,870            27,030
                                         ------------      ------------      ------------

Net income                                     22,750            21,320            24,048

Retained earnings, beginning of year          117,980            96,660            72,612
                                         ------------      ------------      ------------

Retained earnings, end of year           $    140,730      $    117,980      $     96,660
                                         ============      ============      ============

*Eliminated in consolidation.

                                   PENN TREATY AMERICAN CORPORATION
                                   AND SUBSIDIARIES (PARENT COMPANY)

                                       STATEMENTS OF CASH FLOWS

                         FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                2000              1999              1998
                                                                            ------------      ------------      ------------
Cash flows from operating activities:
    Net Income                                                              $     22,750      $     21,320      $     24,048
    Adjustments to reconcile net income to cash
            provided by (used in) operations:
        Equity in undistributed earnings of  subsidiaries                        (27,855)          (29,870)          (27,030)
        Depreciation and amortization                                                491               397               464
        Net realized losses (gains)                                                  131                48              (791)
        Loss due to impairment of property and equipment                               -             2,799                 -
        Increase (decrease) due to change in:
            Due to/from subsidiaries                                                 536             2,672               130
            Other, net                                                               145              (515)             (365)
                                                                            ------------      ------------      ------------

                    Net cash used in operations                                   (3,802)           (3,149)           (3,544)
                                                                            ------------      ------------      ------------

Cash flows from investing activities:
    Cash purchase of subsidiary                                                        -           (10,113)                -
    Sales and maturities of investments                                            5,494             4,063            25,790
    Purchase of investments                                                         (872)           (3,406)           (4,682)
    Acquisition of property and equipment                                            (59)           (1,614)              (32)
                                                                            ------------      ------------      ------------

                    Net cash provided by (used in) investing activities            4,563           (11,070)           21,076
                                                                            ------------      ------------      ------------

Cash flows from financing activities:

    Contribution to subsidiary                                                         -            (1,000)           (7,056)
    Dividend from subsidiary                                                           -             1,039               397
    Proceeds from exercise of stock options                                          138                31               140
    Proceeds from note payable to subsidiary                                           -               750                 -
    Repayment of mortgages and other borrowings                                     (818)             (794)                -
    Proceeds from sale of insurance charter                                            -                 -             3,300
                                                                            ------------      ------------      ------------

                    Net cash (used in) provided by financing activities             (680)               26            (3,219)
                                                                            ------------      ------------      ------------

                    Increase (decrease) in cash and cash equivalents                  81           (14,193)           14,313

Cash and cash equivalents balances:
    Beginning of year                                                              1,082            15,275               962
                                                                            ------------      ------------      ------------

    End of year                                                             $      1,163      $      1,082      $     15,275
                                                                            ============      ============      ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                  $      4,863      $      4,887      $      4,672
                                                                            ============      ============      ============
    Acquisition of subsidiary with note payable                                  $     -      $      7,167           $     -
                                                                            ------------      ------------      ------------

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

              10.1 Penn Treaty American Corporation 1987 Employee Incentive Stock Option Plan. (incorporated by reference to Exhibit
                     99.1 to Registrant's Registration Statement on Form S-8, No. 333-89927, Filed October 29,1999.

              10.2 Penn Treaty American Corporation 1995 Participating Agent Stock Option Plan. (incorporated by reference to Exhibit
                     10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

              10.3   Penn Treaty American Corporation Employees' Pension Plan. *

              10.4 Penn Treaty American Corproation 1998 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit
                     99.1 to Registrant's Registration Statement on Form S-8, No. 333-89927, filed October 29, 1999

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

              10.10 Amendments to Mortgage dated September 24, 1991, October 13, 1992 and September 2, 1993. ****

              10.30 Loan and Security Agreement by and between Penn Treaty American Corporation and CoreStates Bank, N.A. dated December 28, 1994.****

              10.31 Form of Investment Counseling Agreement dated May 3, 1995 between Penn Treaty American Corporation and James M. Davidson & Company. ****

              10.32 Form of Assumption and Reinsurance Agreement dated December 22, 1997, between Penn Treaty Life Insurance Company and Network America Life Insurance Company. ***

              10.33 Quota Share Reinsurance Agreement between Penn Treaty Network America and London Life International.

              10.34  Form of Change of Control Agreements with Executives. ***

              10.35 Penn Treaty American Corporation 1998 Incentive Stock Option Plan. ***

              10.36  Employment Contract with Executive Vice President. ***

              11. Earnings Per Share. See Notes to Consolidated Financial Statements, "Note 1."

              21.    Subsidiaries of the Registrant. ****

              23.    Consent of PricewaterhouseCoopers, LLP

       (b)    Reports on Form 8-K:

We filed no reports on Form 8-K during the quarter ended December 31, 2000.


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


       Executive Compensation Plans - see Exhibits 10.1, 10.2, 10.3 and 10.47.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PENN TREATY AMERICAN CORPORATION

Date:  April 2, 2001                By: /s/ Irving Levit
                                        --------------------------------------------------------
                                            Irving Levit, Chairman of the Board, Chief Executive
                                            Officer and President  (principal executive officer)

Date: April 2, 2001                 By: /s/ Cameron B. Waite
                                        --------------------------------------------------------
                                            Cameron B. Waite, Chief Financial Officer
                                            (principal financial officer)

Date: April 2, 2001                 By: /s/ Michael F. Grill
                                        --------------------------------------------------------
                                            Michael F. Grill, Treasurer
                                            (principal accounting officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 2, 2001                 By: /s/ Irving Levit
                                        --------------------------------------------------------
                                            Irving Levit, Chairman of the Board and President

Date: April 2, 2001                 By: /s/ A.J. Carden
                                        --------------------------------------------------------
                                            A.J. Carden, Executive Vice President and Director

Date: April 2, 2001                 By: /s/ Michael F. Grill
                                        --------------------------------------------------------
                                            Michael F. Grill, Treasurer and Director

Date: April 2, 2001                 By: /s/ Domenic P. Stangherlin
                                        --------------------------------------------------------
                                            Domenic P. Stangherlin, Director

Date: April 2, 2001                 By: /s/ Jack D. Baum
                                        --------------------------------------------------------
                                            Jack D. Baum, Vice President, and Director

Date: April 2, 2001                 By: /s/ Francis R. Grebe
                                        --------------------------------------------------------
                                            Francis R. Grebe, Director

Date: April 2, 2001                 By: /s/ Alexander M. Clark
                                        --------------------------------------------------------
                                            Alexander M. Clark, Director

Date: April 2, 2001                 By: /s/ David B. Trindle
                                        --------------------------------------------------------
                                            David B. Trindle, Director

Date: April 2, 2001                 By: /s/ Sandra A. Kotsch
                                        --------------------------------------------------------
                                            Sandra A. Kotsch, Secretary
