Form 10-Q
period 2001-03-31
PENN TREATY AMERICAN CORP
filed 2001-05-23
CIK 814181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________

                         Commission file number 0-13972
                ------------------------------------------------

                        PENN TREATY AMERICAN CORPORATION
                     3440 Lehigh Street, Allentown, PA 18103
                                 (610) 965-2222

       Incorporated in Pennsylvania             I.R.S. Employer ID No.
                                                     023-1664166
                -------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of May 14, 2001 was 7,820,634.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Penn Treaty American Corporation is one of the leading providers of long-term nursing home and home health care insurance. Our Unaudited Consolidated Balance Sheets, Statements of Operations and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 10 of this report, respectively. Our financial statements represent the consolidation of our operations and those of our subsidiaries, Penn Treaty Network America Insurance Company ("PTNA"), American Network Insurance Company ("American Network"), American Independent Network Insurance Company of New York ("American Independent") and Penn Treaty (Bermuda) Ltd. ("Penn Treaty (Bermuda))" (collectively the "Insurers") and United Insurance Group Agency, Inc. ("UIG"), Network Insurance Senior Health Division ("NISHD") and Senior Financial Consultants (collectively the "Agencies"), which are underwriters and marketers of long-term care insurance, disability and other senior market products. Penn Treaty Network is also an underwriter of life insurance products.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                            Condensed Balance Sheets
                             (amounts in thousands)
                                                                                        March 31     December 31,
                                                                                          2001          2000
                                                                                          ----          ----
                                                                                       (unaudited)
                                                     ASSETS
Investments:
  Bonds, available for sale at market (cost of $397,069 and $349,877, respectively)     $ 405,999    $ 349,488
  Bonds, classified as trading                                                             17,835           --
  Equity securities at market value (cost of $16,329 and $17,112, respectively)            14,822       16,496
  Policy loans                                                                                148          142
                                                                                        ---------    ---------
Total investments                                                                         438,804      366,126
Cash and cash equivalents                                                                  80,741      116,596
Property and equipment, at cost, less accumulated depreciation of
  $5,533 and $5,162, respectively                                                          12,513       12,467
Unamortized deferred policy acquisition costs                                             257,109      251,711
Receivables from agents, less allowance for
  uncollectable amounts of $199 and $199, respectively                                      3,168        3,333
Accrued investment income                                                                   6,343        6,214
Federal income tax recoverable                                                              4,556        3,671
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $3,637 and $3,314, respectively                              26,741       27,064
Present value of future profits acquired                                                    2,248        2,352
Receivable from reinsurers                                                                 15,982       16,131
Other assets                                                                               49,974       50,466
                                                                                        ---------    ---------
    Total assets                                                                        $ 898,179    $ 856,131
                                                                                        =========    =========
                                  LIABILITIES
Policy reserves:
  Accident and health                                                                   $ 370,011    $ 348,344
  Life                                                                                     13,192       13,065
Policy and contract claims                                                                178,986      164,565
Accounts payable and other liabilities                                                     17,428       14,706
Long-term debt                                                                             79,250       81,968
Deferred income taxes                                                                      48,070       45,421
                                                                                        ---------    ---------
    Total liabilities                                                                     706,937      668,069
                                                                                        ---------   ----------
                              SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding                    --           --
Common stock, par value $.10; 25,000 shares authorized, 8,201 and 8,202 shares issued         820          820
Additional paid-in capital                                                                 53,908       53,879
Accumulated other comprehensive income                                                      4,825         (662)
Retained earnings                                                                         138,394      140,730
                                                                                        ---------    ---------
                                                                                          197,947      194,767
Less 915 and 915, respectively, common shares held in treasury, at cost                    (6,705)      (6,705)
                                                                                        ---------    ---------
                                                                                          191,242      188,062
                                                                                        ---------    ---------
    Total liabilities and shareholders' equity                                          $ 898,179    $ 856,131
                                                                                        =========    =========

          See accompanying notes to consolidated financial statements



                   PENN TREATY AMERICAN CORPORATION
                           AND SUBSIDIARIES
    Consolidated Statements of Operations and Comprehensive Income
                             (unaudited)
            (amounts in thousands, except per share data)

                                                                     Three Months Ended March 31,
                                                                     ---------------------------
                                                                          2001       2000
                                                                          ----       ----
Revenue:
   Premiums                                                             $ 96,019   $ 86,038
   Net investment income                                                   6,725      6,161
   Net realized capital gains                                             (1,566)     2,155
   Trading account unrealized income (loss)                               (1,723)        --
   Other income                                                            2,400      2,138
                                                                        --------   --------
                                                                         101,855     96,492
 Benefits and expenses:
   Benefits to policyholders                                              72,137     59,911
   Commissions                                                            24,988     25,286
   Net policy acquisition costs deferred                                  (5,397)   (10,890)
   General and administrative expense                                     12,634     11,073
   Reserve for claim litigation                                             (250)     1,500
   Interest expense                                                        1,282      1,281
                                                                        --------   --------
                                                                         105,394     88,161
                                                                        --------   --------

 (Loss) income before federal income taxes                                (3,539)     8,331
 Provision for federal income taxes                                       (1,203)     2,840
                                                                        --------   --------
     Net (loss) income                                                    (2,336)     5,491
                                                                        --------   --------

  Other comprehensive income:
     Unrealized holding gain arising during period                         5,139      1,959
     Income tax expense from unrealized holdings                          (1,747)      (666)
     Reclassification adjustment for (gain) loss included in net income    3,289     (2,155)
     Income (tax) benefit from reclassification adjustment                (1,118)       733
                                                                        --------   --------

     Comprehensive income                                                  3,227      5,362
                                                                        ========   ========


 Basic earnings per share                                                $ (0.32)    $ 0.75
 Diluted earnings per share                                              $ (0.32)    $ 0.64


 Weighted average number of shares outstanding                             7,288      7,277
 Weighted average number of shares outstanding (diluted)                   7,375      9,948

     See accompanying notes to consolidated financial statements.


                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      for the Three Months Ended March 31,
                                   (unaudited)
                             (amounts in thousands)
                                                          2001             2000
                                                          ----             ----
Net cash flow from operating activities:
  Net income                                           $  (2,336)     $   5,491
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                        517            502
    Policy acquisition costs, net                         (5,397)       (10,890)
    Deferred income taxes                                   (178)           758
    Depreciation expense                                     371            220
    Net realized capital losses (gains)                    1,566         (2,155)
    Trading account unrealized loss                        1,723             --
    Net proceeds from purchase and sales
       of trading account                                 (2,553)            --
  Increase (decrease) due to change in:
    Receivables from agents                                  165            446
    Receivable from reinsurers                               149             42
    Policy and contract claims                            14,421          4,522
    Policy reserves                                       21,794         23,080
    Accounts payable and other liabilities                 2,722          1,314
    Federal income taxes recoverable                        (885)           583
    Accrued investment income                               (129)          (591)
    Other, net                                               306            (69)
                                                       ---------      ---------
      Cash provided by operations                         32,256         23,253
Cash flow used in investing activities:
  Net cash purchase of subsidiary                             --         (6,000)
  Proceeds from sales of bonds                            24,349         18,501
  Proceeds from sales of equity securities                 3,190          7,535
  Maturities of investments                                2,239          4,207
  Purchase of bonds                                      (91,237)       (38,521)
  Purchase of equity securities                           (3,529)        (8,130)
  Acquisition of property and equipment                     (417)          (684)
                                                       ---------      ---------
      Cash used in investing                             (65,405)       (23,092)
Cash flow used in financing activities:
  Proceeds from exercise of stock options                     12             --
  Repayments of long-term debt                            (2,718)          (837)
                                                       ---------      ---------
      Cash used in financing                              (2,706)          (837)
                                                       ---------      ---------
Decrease in cash and cash equivalents                    (35,855)          (676)
Cash balances:
  Beginning of period                                    116,596         17,347
                                                       ---------      ---------
  End of period                                        $  80,741      $  16,671
                                                       =========      =========

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(unaudited)
(amounts in thousands, except per share data)

The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2000 of Penn Treaty American Corporation (the "Company").

In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations for the interim periods. Certain prior period amounts have been reclassified to conform to current period presentation.

1.       Recent Developments:

         In the Company's Annual Report on Form 10-K for the year ended December 31, 2000, it reported that it had received a going concern qualification from its independent accountant. The going concern qualification addressed the Company's parent liquidity and the statutory capital and surplus position of PTNA. Our independent accountant was unable to timely complete their review of this quarterly report on Form 10-Q.

         At December 31, 2000, PTNA's statutory surplus had decreased so that for regulatory purposes, it was at the Regulatory Action Level, below which a company must file a Corrective Action Plan that details the insurer's plan to raise additional statutory capital over the next four years. As a result, PTNA is required to submit the Corrective Action Plan to the Pennsylvania Insurance Department for approval. Individual states in which the Company's insurance subsidiaries are licensed to conduct business may also suspend the Company's certificate of authority if they believe that the Company's capital and surplus levels are deficient.

         The Pennsylvania Insurance Department has requested that the Company seek its approval prior to taking certain actions. These include payment of dividends, transactions with affiliates, new investments, incurral of debt, pledging of assets, and new reinsurance agreements. The Department is also requiring monthly reports related to financial condition.

         During the second quarter, 2001, the Company has voluntarily consented to discontinue the issuance of new policies in certain states in which it is licensed to conduct operations. New sales in these states accounted for approximately 29% and 28% of the Company's new business in 2000 and the first quarter, 2001, respectively. For the period ended March 31, 2001, the Company reported further declines in its subsidiaries' statutory capital and surplus. The statutory surplus of PTNA declined to $11,093 from $14,969 at December 31, 2000. The Company expects that if it is unsuccessful in its efforts to raise additional capital by May 31, 2001, it will voluntarily consent to discontinue issuing new policies in all states.

         The Company engaged a leading, nationally respected independent actuarial consultant. The consulting actuary evaluated the Company's reserves for current claims as of December 31, 2000 and determined that its reserves were sufficient to meet anticipated obligations for current claims.

         In its statutory filing for March 31, 2001, the Company adopted a reserving methodology for its statutory active life reserves, which differed from its previous seriatim method. The Company's primary insurance subsidiary has negative statutory capital and surplus of approximately $2,000 if the new methodology had not been employed. The Company is required to obtain approval from the Pennsylvania Insurance Department to change its reserving methodology. It has not yet received this approval. If the Pennsylvania Insurance Department does not approve this change, PTNA's capital and surplus would be reduced. The Company reported capital and surplus of $11,093. The new methodology was based upon a preliminary gross premium valuation. The preliminary gross premium valuation report was completed in order to assist the Company in assessing the adequacy of its reserves and to enable the Company to ultimately generate seriatim factors for the future determination of its statutory active life reserves. The preliminary gross premium valuation enables the Company to determine minimum required reserve levels, incorporating future expectations such as planned rate increase and morbidity assumptions. The Company assumed no rate increases and a future morbidity decrease of 1.5% annually in its statutory reserve determination. Although the Company believes that its reserve assumptions are correct, this methodology produces statutory reserves that are materially lower than if the Company's original factors were employed. The Company believes that the former factors, which would increase reserves by 40% annually and would have produced statutory reserve levels approximately $20,000 higher than currently reported, are inconsistent with its estimates for future policy benefit requirements. Pennsylvania statutory regulation requires factor-based reserves to be used in the determination of minimum reserve levels. The Company intends to utilize the preliminary gross premium valuation to develop new factors to be used in the ongoing development of reserves that are in compliance with Pennsylvania regulations.

         As a result of its insurance subsidiaries reduced statutory surplus at December 31, 2000, the Company's subsidiary ratings from A.M. Best and Standard and Poor's were reduced in April 2001 to B- and CCC+, respectively, citing deficient statutory surplus levels.

         On April 27, 2001, the Company, with the assistance of its financial advisors, distributed rights to its shareholders and holders of its 6 1/4% convertible subordinated notes due 2003 for the purpose of raising new equity capital. Pursuant to the rights offering, holders of the Company's common stock and holders of its convertible subordinated notes received rights to purchase approximately 12,000 newly issued shares of common stock at a set price of $2.40 per share. The rights offering may generate net proceeds up to $27,000 in additional equity capital. The rights offering is expected to expire on or before May 25, 2001. In addition, the Company has offered to certain of its largest agency producers the opportunity to participate as standby purchasers in the rights offering for the same price of $2.40 per share.

         On April 17, 2001, the Company signed a letter of intent to sell its New York subsidiary, American Independent, and certain of its non-core product lines, including life, medicare supplement and disability coverages. The Company anticipates that it will exclude its life business from the original anticipated sale, and that the total purchase amount of the sale will be approximately $10,700. The sale remains subject to customary due diligence, execution of definitive agreements and regulatory approvals.

2.       Contingencies:

         The Company received notice on April 17, 2001, that it and certain of its key executive officers have been named as defendants in class action lawsuits filed in United States District Court for the Eastern District of Pennsylvania as a result of the Company's recent stock performance. The complaints in each case allege that the Company and its executives made misleading statements about the Company's statutory surplus, statutory reserves and financial health. The Company cannot predict the outcome of these class action lawsuits, however it contends that the lawsuits are baseless and completely without merit, and intends to defend itself vigorously.

3.       Codification:

         In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas.

         The Pennsylvania and New York Insurance Departments have adopted the Codification guidance, effective January 1, 2001. The Company has adopted the Codification guidance, including certain limitations on the recognition of goodwill and EDP equipment, and the recognition of other than temporary declines in investments, which served to reduce the statutory surplus of the Company's insurance subsidiaries at March 31, 2001, by approximately $3,050.

4.       Investments:

         Management has categorized the majority of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments, and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of March 31, 2001, shareholders' equity was increased by $4,825 due to unrealized gains of $7,423 in the investment portfolio. As of December 31, 2000, shareholders' equity was decreased by $662 due to unrealized losses of $1,005 in the investment portfolio.

         The amortized cost and estimated market value of the Company's available for sale investment portfolio as of March 31, 2001 and December 31, 2000 are as follows:


                                           March 31, 2001                       December 31, 2000
                                           --------------                       -----------------
                                      Amortized     Estimated                Amortized     Estimated
                                        Cost       Market Value                Cost      Market Value
                                      --------     ------------              ---------   ------------
U.S. Treasury securities
  and obligations of U.S
  Government authorities
  and agencies                        $ 148,600      $ 156,047            $ 120,691      $ 125,981

Obligations of states and
  political sub-divisions                   572            603                  572            600

Mortgage backed securities               32,116         32,520               26,529         26,720

Debt securities issued by
 foreign governments                     10,472         10,368               15,817         15,549

Corporate securities                    205,309        206,461              186,268        180,638

Equities                                 16,329         14,822               17,112         16,496
                                      ---------      ---------            ---------      ---------

Total Investments                     $ 413,398      $ 420,821            $ 366,989      $ 365,984
                                      =========      =========            =========      =========

Net unrealized gain (loss)                7,423        (1,005)
                                      ---------      ---------

                                      $ 420,821      $ 365,984
                                      =========      =========

         Effective January 1, 2001, in accordance with Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), the Company transferred its convertible bond portfolio, which contained embedded derivatives, from the available for sale category of investments to the trading category. Changes in unrealized gains and losses for the trading portfolio are recorded in current operations. The unrealized loss at the time of the transfer was $1,064. The unrealized loss on the trading portfolio recorded for the period ended March 31, 2001 is $1,723.

         During the period ended March 31, 2001, the Company recognized impairment losses of $744 on equity securities, which it deemed to be other than temporary.

5.       New Accounting Principle:

         Effective January 1, 2001, the Company adopted SFAS No. 133 as amended by SFAS No. 137 "Deferral of the Effective Date of FAS 133", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

         In accordance with SFAS No. 133, the Company transferred its convertible bond portfolio from the available for sale category to the trading category. The unrealized loss at the time of the transfer was $1,064, which has been included in current operations.

         The Company has purchased life insurance policies covering substantially all of its employees. The Financial Accounting Standards Board
(FASB) is currently reconsidering its tentative conclusion that certain types of variable corporate-owned life insurance policies contain embedded derivatives that should be accounted for separately by the purchaser of the life insurance. The Company is currently accounting for the life insurance at cash surrender value in accordance with FASB Technical Bulletin 85-4 "Accounting for Purchases of Life Insurance." The Company believes this represents the fair value of the life insurance.

         The Company has entered into an interest rate swap agreement, which serves to convert its mortgage loan from a variable rate to a fixed rate instrument. The Company has determined that the swap qualifies as a cash-flow hedge. The notional amount of the swap is approximately $1,600. The effects have been determined to be immaterial to the financial statements.

         The Company's involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate its own risk and is not considered speculative in nature.

6.       Reconciliation of Earnings Per Share:

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

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                       2001         2000
                                                       ----         ----
Net income                                           $ (2,336)    $  5,491
Weighted average common shares outstanding              7,288        7,277
Basic earnings per share                             $  (0.32)    $   0.75
                                                     ========     ========

Net income                                           $ (2,336)    $  5,491
Adjustments net of tax:
     Interest expense on convertible debt                  --          770
     Amortization of debt offering costs                   --           60
                                                     --------     --------
Diluted net income                                   $ (2,336)    $  6,321
                                                     ========     ========

Weighted average common shares outstanding              7,288        7,277
Common stock equivalents due to dilutive
     effect of stock options                               87           43
Shares converted from convertible debt                     --        2,628
                                                     --------     --------
Total outstanding shares for diluted earnings
     per share computation                              7,375        9,948
Diluted earnings per share                           $  (0.32)    $   0.64
                                                     ========     ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         As a result of our insurance subsidiary surplus needs and parent company liquidity requirements, the report of our independent accountant for our fiscal 2000 financial statements contained a going concern qualification. See "- Liquidity and Capital Resources."

         Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care, Medicare supplement and long-term disability insurance. Our underwriting practices rely upon the base of experience which we have developed in over 29 years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, we have encouraged our customers to purchase both nursing home and home health care coverage, thus providing our insureds with enhanced protection and broadening our policy base.

         Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported losses, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. For a description of current regulatory matters affecting our insurance subsidiary, see "-Liquidity and Capital Resources - Subsidiary Operations."

         Our results of operations are affected significantly by the following other factors:

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

         Investment income. Our investment portfolio consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the duration of our investments (approximately 5.0 years), investment interest income does not immediately reflect changes in market interest rates. However, we are susceptible to changes in market rates when cash flows from maturing investments are reinvested at prevailing market rates. As of March 31, 2001, approximately 3.4% of our invested assets were committed to common stocks and small capitalization preferred stocks.

         Lapsation and persistency. Factors that affect our results of operations include lapsation and persistency, both of which relate to the renewal of insurance policies. Lapsation is the termination of a policy by non-renewal. Lapsation is automatic if and when premiums become more than 31 days overdue although, in some cases, a lapsed policy may be reinstated within six months. Persistency represents the percentage of premiums renewed, which we calculate by dividing the total annual premiums at the end of each year (less first year premiums for that year) by the total annual premiums in-force for the prior year. For purposes of this calculation, a decrease in total annual premiums in-force at the end of any year would be the result of non-renewal of policies, including policies that have terminated by reason of death, lapsed due to nonpayment of premiums and/or been converted to other policies offered by us. First year premiums are premiums covering the first twelve months a policy is in-force. Renewal premiums are premiums covering all subsequent periods.

         Policies renew or lapse for a variety of reasons, both internal and external. We believe that our efforts to address policyholder concerns or questions in an expedient fashion help to ensure policy renewals. We also believe that we enjoy a favorable reputation among policyholders for providing desirable policy benefits and efficient claims processing. We work closely with our licensed agents, who play an integral role in policy conservation and policyholder communication.

         External factors also contribute to policy renewal or lapsation. Economic cycles can influence a policyholder's ability to continue the payment of insurance premiums when due. We believe that tax relief for certain long-term care insurance premiums and other governmental initiatives, which have raised public awareness of the escalating costs of long-term care, increase new sales and renewal payments. The ratings assigned to our insurance subsidiaries by independent rating agencies also influences consumer decisions.

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

Three Months Ended March 31, 2001 and 2000
(amounts in thousands, except per share data)

Premiums. Total premium revenue earned in the three month period ended March 31, 2001 (the "2001 quarter"), including long-term care, disability, life and Medicare supplement, increased 11.6% to $96,019, compared to $86,038 in the same period in 2000 (the "2000 quarter").

         First year long-term care premiums earned in the 2001 quarter decreased 22.1% to $19,225, compared to $24,671 in the 2000 quarter. We believe that the reduction in premium during the 2001 quarter is the result of higher premiums charged on certain of our products in many states. Although the higher premiums generate additional long-term profitability, we believe that many agents have experienced difficulty or are unwilling to sell higher premium products that are underwritten by a smaller company with lower credit agency ratings than some of our larger competitors.

         Subsequent to March 31, 2001, we experienced significant reductions in new premium sales as a result of financial concerns regarding our insurance subsidiaries' statutory surplus and from the voluntary cessation of new business generation in certain states that have generally accounted for approximately 29% and 28% of our new business sales during 2000 and the 2001 quarter, respectively. As a result of our current statutory surplus limitations, we expect that if we are unsuccessful in our efforts to raise additional capital by May 31, 2001, we will boluntarily consent to discontinue issuing new policies in all states. See "--Liquidity and Capital Resources."

         Renewal premiums earned in the 2001 quarter increased 25.5% to $76,108, compared to $60,659 in the 2000 quarter. Renewal long-term care premiums earned in the 2001 quarter increased 26.3% to $72,176, compared to $57,155 in the 2000 quarter. This increase reflects renewals of a larger base of in-force policies. We may experience reduced renewal premiums if policies lapse as a result of our current statutory surplus condition.

Net Investment Income. Net investment income earned for the 2001 quarter increased 9.2% to $6,725, from $6,161 for the 2000 quarter. Management attributes this growth to more invested assets as a result of higher established reserves. Our average yield on invested assets at cost, including cash and cash equivalents, was 5.4% in the 2001 quarter, compared to 6.0% in the 2000 quarter. The average yield is lower due to reduced market rates for reinvesting of maturing investments and due to higher cash balances held during the 2001 quarter.

         Net Realized Capital Gains and Trading Account Activity. During the 2001 quarter, we recognized capital losses of $1,566, compared to gains of $2,155 in the 2000 quarter. The results in both periods were recorded as a result of our normal investment management operations. In the 2001 quarter, we recognized impairment losses of $744 on equity securities, which we deemed to be other than temporary. We are retaining ownership of the equites secirities because we believe that the current market price is artificially low for their value, and believe that we will recognize a higher return by retaining ownership.

         During the 2001 quarter, we determined to classify our convertible bond portfolio as a result of the adoption of SFAS No. 133 as trading account investments. Changes in trading account investment market values are recorded in our statement of operations during the period in which the change occurs, rather than as an unrealized gain or loss recorded directly through equity. As a result, we have recorded a trading account loss in the 2001 quarter of $1,723, which reflects the total unrealized loss of our convertible portfolio at March 31, 2001.

Other Income. We recorded $2,400 in other income during the 2001 quarter, up from $2,138 in the 2000 quarter. The increase is attributable to an increase of commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers and to income generated from corporate owned life insurance policies.

Benefits to Policyholders. Total benefits to policyholders in the 2001 quarter increased 20.4% to $72,137, compared to $59,911 in the 2000 quarter. Our loss ratio, or policyholder benefits to premiums, was 75.1% in the 2001 quarter, compared to 69.6% in the 2000 quarter.

         In the 2001 quarter, as a result of our reserve review by our newly appointed consulting actuary, we determined to increase our reserves for the future adjudication of claims, or loss adjustment expense reserve ("LAE"), from 1.4% to 2.8% of total claim reserves, due to our assessment of recent Company and industry trends. This adjustment increased benefits expense by approximately $2,500. We expect to maintain the LAE reserve at 2.8% in future periods, and although it is expected to increase in proportion to claim reserve levels, we do not expect to have to increase the LAE reserve ratio further. Excluding the impact of our LAE adjustment, our loss ratio would have been 72.5% for the 2001 quarter.

         Our loss ratio is expected to grow as the percentage of new business premium to total premium decreases. As discussed under "Premiums," new premium in the 2001 quarter grew less as a percentage of the total portfolio than in prior periods.

         In the 2001 quarter, we engaged a new independent actuarial consultant. Our consulting actuary evaluated our reserves for current claims as of December 31, 2000 and determined that our reserves were sufficient to meet anticipated obligations for current claims. Subsequent to the 2001 quarter, our consulting actuary performed a retrospective analysis upon the December 31, 2000 claim reserves and reaffirmed the appropriateness of our claim reserve levels.

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

Commissions. Commissions to agents decreased 1.2% to $24,988 in the 2001 quarter, compared to $25,286 in the 2000 quarter.

         First year commissions on accident and health business in the 2001 quarter decreased 19.8% to $12,889, compared to $16,061 in the 2000 quarter, due to the decrease in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 65.6% in the 2001 quarter and 64.8% in the 2000 quarter. We believe that the increase in the first year commission ratio is primarily attributable to the sale of younger issue age policies. We generally pay a higher first year commission percentage on younger issue ages policies due to the expectation that premiums will be collected over a longer period of time.

         Renewal commissions on accident and health business in the 2001 quarter increased 35.7% to $12,515, compared to $9,221 in the 2000 quarter, due to the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 16.9% in the 2001 quarter and 15.7% in the 2000 quarter. Although the ratio of commission expense can be affected by adjustments in any particular quarter, we believe that the increase in the 2001 quarter is indicative of the renewal of policies written by managing general agents, who receive higher commissions for new and renewal business written. Managing general agents generally receive higher commissions to compensate them for providing additional services in the recruitment, training and retention of producing agents.

         Commission expense during the 2001 quarter was reduced by $992 from United Insurance Group and NISHD override commissions paid to those companies by affiliated insurers. During the 2000 quarter, commissions were reduced by $869.

Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 2001 quarter decreased 50.4% to $5,397, compared to $10,890 in the 2000 quarter.

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

         Policy acquisition cost deferrals are reduced in the 2001 quarter (as are related commission expenses) due to the generation of less new premium. Also, $11,552 of gross deferred acquisition costs were amortized during the 2001 quarter, compared to $9,090 during the 2000 quarter. We believe that as new premium growth declines, the amortization of deferred acquisition costs could exceed gross expense deferrals.

General and Administrative Expenses. General and administrative expenses in the 2001 quarter increased 14.1% to $12,634, compared to $11,073 in the 2000 quarter. The 2001 and 2000 quarters include $1,657 and $2,154, respectively of general and administrative expenses related to United Insurance Group expense.

         As described above, our ratio of renewal commissions to renewal premiums has increased as a result of policy sales made by agencies with a higher commission schedule. These agencies are paid higher rates in order to compensate them for incurring additional costs related to policy generation, such as sales lead generation, agent training and certain marketing material expense. As a result, our general and administrative expenses should be reduced. As new premium sales have declined, we have recognized that our new policy generation expenses have not declined at a comparable rate. Therefore, subsequent to March 31, 2001, the Company reduced its staff related to new business production by approximately 50 employees in order to eliminate costs associated with declining new business production. We believe that if we are unsuccessful in our attempt to write new business in states where we have currently ceased new production or if further new business declines are experienced, we will need to decrease production expenses further.

         General and administrative expenses also increased during the 2001 quarter as a result of supplemental accounting and actuarial fees, legal fees and depreciation expenses.

Reserve for Claim Litigation. In April 2000, a jury awarded compensatory damages of $24 and punitive damages of $2,000 in favor of the plaintiff in a disputed claim case against one of our subsidiaries. Subsequent to the 2001 quarter, we agreed to settle the claim for $750 and reduced our $1,000 reserve by $250.

Provision for Federal Income Taxes. Our provision for federal income taxes for the 2001 quarter declined 142.4% to a benefit of $1,203, compared to a tax of $2,840 for the 2000 quarter. The effective tax rates of 34.0% and 34.1% in the 2001 and 2000 quarters, respectively, are at or below the normal federal corporate rate as a result of credits from our investments in tax-exempt bonds and corporate owned life insurance and dividends we receive that are partially exempt from taxation and are partially offset by non-deductible goodwill amortization and other non-deductible expenses.

Comprehensive Income. During the 2001 quarter, our investment portfolio generated pre-tax unrealized gains of $5,139, compared to 2000 quarter unrealized gains of $1,959. After accounting for deferred taxes from these gains, shareholders' equity increased by $3,227 from comprehensive income during the 2001 quarter, compared to comprehensive income of $5,362 in the 2000 quarter.

Liquidity and Capital Resources

         In our Annual Report on Form 10-K for the year ended December 31, 2000, we reported that we had received a going concern qualification from our independent accountant. The going concern qualification addressed parent liquidity and the statutory capital and surplus position of our primary insurance subsidiary.

         Our consolidated liquidity requirements have historically been created and met from the operations of our insurance subsidiaries. Our primary sources of cash are premiums, investment income and maturities of investments. We have obtained, and may continue to obtain, cash through public offerings of our common stock, capital markets activities or debt instruments. The primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

         In the 2001 quarter, our cash flows were attributable to cash provided by operations, cash used in investing and cash used in financing. Our cash decreased $35,855 in the 2001 quarter primarily due to the purchase of $94,766 in bonds and equity securities. Cash was provided primarily from the maturity and sale of $29,778 in bonds and equity securities. These sources of funds were supplemented by $32,256 from operations. The major provider of cash from operations was premium revenue used to fund reserve additions of $36,215.

         Our cash decreased $676 in the 2000 quarter primarily due to the acquisition of $46,651 in bonds and equity securities. The use of these funds offset $23,253 from operations and $30,243 provided from the sale and maturity of bonds and equity securities. The major provider of cash from operations was premium revenue used to fund reserve increases of $27,602. We also used $6,000 for the purchase of Network Insurance Senior Health Division, an insurance agency.

         We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. At March 31, 2001, the market value of our bond portfolio represented 102.2% of our cost, with a current unrealized gain of $8,930. Our equity portfolio market value was below cost by $1,507 at March 31, 2001. Our equity portfolio was below cost by $616 at December 31, 2000 and the market value of our bond portfolio was below our cost by $389.

          As of March 31, 2001, shareholders' equity was increased by $4,825 due to unrealized gains of $7,423 in the investment portfolio. As of December 31, 2000, shareholders' equity was decreased by $662 due to unrealized losses of $1,005 in the investment portfolio.

Subsidiary Operations

         At December 31, 2000, our primary insurance subsidiary's statutory surplus was $14,969 and had decreased so that, for regulatory purposes, it was at the Regulatory Action Level, below which a company must file a Corrective Action Plan that details the insurer's plan to raise additional statutory capital over the next four years. As a result, our subsidiary is required to submit the Corrective Action Plan to the Pennsylvania Insurance Department for approval. Individual states in which our insurance subsidiaries are licensed to conduct business may also suspend our certificate of authority if they believe that the Company's capital and surplus levels are deficient.

         At March 31, 2001, capital and surplus had declined further to $11,093. Although this subsidiary's capital and surplus remains at the Regulatory Action Level, we believe that further declines would cause the Pennsylvania Insurance Department to require further corrective action, including, but not limited to the involuntary cessation of new business generation, placing the subsidiary under Departmental supervision, or involuntary receivership, which could result in the liquidation of all subsidiary assets.

         In its statutory filing for March 31, 2001, our primary insurance subsidiary adopted a reserving methodology for its statutory active life reserves, which differed from its previous seriatim method. Our primary insurance subsidiary has negative statutory capital and surplus of approximately $2,000 if the new methodology had not been employed. We are required to obtain approval from the Pennsylvania Insurance Department to change our reserving methodology. We have not yet received this approval. If the Pennsylvania Insurance Department does not approve this change, our primary insurance subsidiary's capital and surplus would be reduced. We reported capital and surplus of $11,093. The new methodology was based upon a preliminary gross premium valuation. The preliminary gross premium valuation report was completed in order to assist us in assessing the adequacy of our reserves and to enable us to ultimately generate seriatim factors for the future determination of our active life reserves. The gross premium valuation enables us to determine minimum required reserve levels, incorporating future expectations such as planned rate increase and morbidity assumptions. We assumed no rate increases and a future morbidity decrease of 1.5% annually in our statutory reserve determination. Although we believe that our reserve assumptions are correct, this methodology produces statutory reserves that are materially lower than if our subsidiary's original factors were employed. We believe that the former factors, which would increase reserves by 40% annually and would have produced statutory reserve levels approximately $20,000 higher than currently reported, are inconsistent with our estimates for future policy benefit requirements. Pennsylvania statutory regulation requires factor-based reserves to be used in the determination of minimum reserve levels. We intend to utilize the preliminary gross premium valuation to develop new factors to be used in the ongoing development of reserves that are in compliance with Pennsylvania regulations.

         On March 31, 2001, we contributed the common stock ownership of one of our insurance subsidiaries to our largest insurance subsidiary as a capital infusion. This resulted in an increase of statutory surplus for that insurer of $4,875.

         The Pennsylvania Insurance Department has requested that we seek its approval prior to taking certain actions. These include payment of dividends, transactions with affiliates, new investments, incurral of debt, pledging of assets, and new reinsurance agreements. The Department is also requiring monthly reports related to our financial condition.

         We have voluntarily consented to discontinue the issuance of new policies in certain states in which we are licensed to conduct operations. In our statutory filing for the period ending March 31, 2001, we reported further declines in our subsidiaries' statutory capital and surplus, which we believe will place us in non-compliance with statutory regulations in many states. We expect that if we are unsuccessful in our efforts to raise additional capital by May 31, 2001, we will voluntarily consent to discontinue issuing new policies in all states.

         If our statutory surplus continues to decline, and if we are unsuccessful in raising additional capital for infusion to our subsidiary, our subsidiary insurer would be subject to mandatory control and receivership by the Pennsylvania Insurance Department. In this event, our shareholders would likely receive little if any value from the sale or liquidation of the subsidiary.

         The Pennsylvania Insurance Department is concluding an examination of our subsidiary insurers. We are aware that the Pennsylvania Insurance Department has required other long-term care companies with similar actuarial assumptions to post higher reserves as a result of their examination. While the Pennsylvania Insurance Department has not finalized its exam or quantified any of its findings, it has expressed concerns regarding our reserve levels. Any increases in statutory reserves arising as a result of the Pennsylvania Insurance Department's audit will further reduce our already strained statutory surplus and require additional statutory capital. We intend to vigorously contest any requested changes to our statutory reserve levels based upon the conclusions drawn from our preliminary gross premium valuation analysis.

         As a result of its insurance subsidiaries reduced statutory surplus at December 31, 2000, the Company's subsidiary ratings from A.M. Best and Standard and Poor's were reduced in April 2001 to B- and CCC+, respectively, citing deficient statutory surplus levels.

         Our subsidiaries' debt currently consists primarily of a mortgage note in the amount of approximately $1,600 that was issued by a former subsidiary and assumed by us when that subsidiary was sold. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in December 2003. Although the note carries a variable interest rate, we have entered into an amortizing swap agreement with the same bank with a nominal amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest of 6.85%.

Parent Company Operations

         Our parent company is a non-insurer that directly controls 100% of the voting stock of our insurance company subsidiaries. If we are unable to meet our financial obligations, become insolvent or discontinue operations, the financial condition and results of operations of our insurance company subsidiaries could be materially affected.

         Parent company debt currently consists of $74,750 of 6.25% Convertible Subordinated Notes due 2003, as well as an installment note in the amount of $2,858 issued in connection with the purchase of United Insurance Group. The convertible subordinated notes, issued in November 1996, are convertible into common stock at $28.44 per share until maturity in November 2003. At maturity, to the extent that the convertible subordinated notes have not been converted into common stock, we will have to repay their entire principal amount in cash. The convertible subordinated notes carry a fixed interest coupon of 6.25%, payable semi-annually. We expect that we will need to refinance our convertible subordinate notes upon their maturity in 2003, unless those notes are converted into common stock.

         The indenture under which our convertible subordinated notes were issued contains covenants including the timely payment of interest and principal and requires us to protect the interests of our insurance subsidiaries. If we are not successful in our efforts to raise additional capital, and the Pennsylvania Insurance Department places our insurance subsidiary into receivership, we may be in default of the terms of our convertible debt.

          On January 1, 1999, we purchased all of the common stock of United Insurance Group, a Michigan based consortium of long-term care insurance agencies, for $18,192. As part of the purchase, we issued a note payable for $8,078, which was in the form of a three-year zero-coupon installment note. The installment note, after discounting for imputed interest, was recorded as a note payable of $7,167, and had an outstanding balance of $2,858 at March 31, 2001. The remainder of the purchase was for cash.

         In December 1999, we contributed $1,000 to initially capitalize another subsidiary, which concurrently lent us $750 in exchange for a demand note.

         At March 31, 2000, we had a $3,000 line of credit from a bank, which was unused. The bank did not renew the line of credit at December 31, 2000.

         Cash flow needs of the parent company primarily include interest payments on outstanding debt and limited operating expenses. The funding is primarily derived from the operating cash flow of our agency operations, tax sharing arrangements with our subsidiaries and dividends, if allowed under insurance department regulations, from the insurance subsidiaries. However, as noted above, the dividend capabilities of the insurance subsidiaries are limited. The available cash sources to the parent company may not be sufficient to meet its obligations for 2001, resulting in an immediate need to raise additional capital in order to meet its outstanding debt obligations in order to avoid defaulting on our debt servicing obligations. We have engaged financial advisors to assist us in raising additional capital to satisfy our near-term parent company liquidity and statutory surplus needs. We have an effective registration statement, covering $75,000 of marketable securities.

         On April 27, 2001, we distributed rights to our shareholders and holders of our 6 1/4% convertible subordinated notes due 2003 for the purpose of raising new equity capital. Pursuant to the rights offering, holders of our common stock and holders of our convertible subordinated notes received rights to purchase approximately 12,000 newly issued shares of common stock at a set price of $2.40 per share. The rights offering is anticipated to generate net proceeds up to $27,000 in additional equity capital. The rights offering is expected to close on or before May 31, 2001. In addition, we offered to certain of our largest agency producers the opportunity to participate as standby purchasers in the rights offering for the same price of $2.40 per share.

         We are in the process of preparing a Corrective Action Plan for our ongoing capital needs. The plan calls for raising additional capital, which will be contributed to the statutory capital and surplus of our insurance subsidiaries and will be used to meet our liquidity needs. The rights offering described above, which could raise net proceeds of up to $27,000 is one component of this plan. We are continuing to assess all financial alternatives, including venture capital, partnerships, acquisitions, and reinsurance transactions. There are no assurances that we will be successful.

         On April 17, 2001, we signed a letter of intent to sell our New York subsidiary and certain of our non-core product lines, including life, medicare supplement and disability coverages. The sale, originally estimated at approximately $13,000, is now expected to exclude life and is anticipated to be approximately $10,700 and remains subject to final due diligence, execution of definitive agreements and regulatory approvals.

New Accounting Principle

         Effective January 1, 2001, we adopted SFAS No. 133 as amended by SFAS No. 137 "Deferral of the Effective Date of FAS 133", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

         In accordance with SFAS No. 133, we transferred our convertible bond portfolio from the available for sale category to the trading category. The unrealized loss at the time of the transfer was $1,064, which has been included in current operations.

         We have purchased life insurance policies covering substantially all of our employees. The Financial Accounting Standards Board (FASB) is currently reconsidering its tentative conclusion that certain types of variable corporate-owned life insurance policies contain embedded derivatives that should be accounted for separately by the purchaser of the life insurance. We are currently accounting for the life insurance at cash surrender value in accordance with FASB Technical Bulletin 85-4 "Accounting for Purchases of Life Insurance." We believe this represents the fair value of the life insurance.

         We have entered into an interest rate swap agreement, which serves to convert our mortgage loan from a variable rate to a fixed rate instrument. We have determined that the swap qualifies as a cash-flow hedge. The notional amount of the swap is approximately $1,600. The effects have been determined to be immaterial to the financial statements.

         Our involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate our own risk and is not considered speculative in nature.

Forward Looking Statements

         Certain statements made by us in this filing may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others, our ability to raise adequate capital to meet the requirements of current business, anticipated growth and liquidity needs, the success of the rights offering, the ability to write business,the completion of the proposed acquisition of certain product lines and our New York subsidiary, the adequacy of loss reserves, our ability to qualify new insurance products for sale in certain states, to resume business in states in which we have ceased new sales and to succeed in obtaining necessary rate increases, our ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of our surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, the modality of premium revenue, our ability to defend against adverse litigation, and our ability to expand our network of productive independent agents. For additional information, please refer to our Annual Report on Form 10-K, our prospectus and supplements filed with the Securities and Exchange Commission.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets.

         A significant portion of our assets and liabilities are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures relate to interest rate risk on fixed rate domestic medium-term instruments and, to a lesser extent, domestic short-term and long-term instruments. We have established strategies, asset quality standards, asset allocations and other relevant criteria for our portfolio to manage our exposure to market risk.

         We currently have an interest rate swap on our mortgage with the same bank, which is used as a hedge to convert the mortgage to a fixed interest rate. We believe that since the notional amount of the swap is amortized at the same rate as the underlying mortgage, and that both financial instruments are with the same bank, no credit or financial risk is carried with the swap.

         Our financial instruments are held for purposes other than trading, except for our convertible bond portfolio. Our portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions.

         We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 79.5% of total liabilities and reinsurance receivables on unpaid losses represent 1.8% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

         The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of March 31, 2001, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

         If interest rates had increased by 100 basis points, there would have been an approximate $15,847,000 decrease in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at March 31, 2001 would have resulted in an approximate $30,356,000 decrease in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been an approximate $17,329,000 and $36,302,000 net increase, respectively, in the net fair value of our total investments and debt.

         We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that our minimal invested amount in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict their possible impact to our investment income from the hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of March 31, 2001.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Our subsidiaries are parties to various lawsuits generally arising in the normal course of their business.

         In April 2000, a jury awarded compensatory damages of $24,000 and punitive damages of $2 million in favor of the plaintiff in a disputed claim case against one of our subsidiaries. Subsequent to March 31, 2001, we agreed to settle this suit for $750,000.

         On April 17, 2001, we received notice that the company and certain of our key executive officers were named in class action lawsuits filed in United States District Court for the Eastern District of Pennsylvania as a result of our recent stock performance. The complaints in each case allege that the company and its executives made misleading statements about the company's statutory surplus, statutory reserves and financial health. We contend that the lawsuits are baseless and completely without merit, and intend to defend ourselves vigorously.

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:

         Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PENN TREATY AMERICAN CORPORATION
                                        --------------------------------
                                        Registrant


Date:   May 21, 2001                    /s/ Irving Levit
        ------------                    ------------------------------------
                                            Irving Levit
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Date:   May 21, 2001                    /s/ Cameron B. Waite
        ------------                    ------------------------------------
                                            Cameron B. Waite
                                            Chief Financial Officer