Form 10-Q/A
period 2001-03-31
PENN TREATY AMERICAN CORP
filed 2001-05-25
CIK 814181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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


         During the first quarter of 2001, PTNA paid an obligation of approximately $3,000 on behalf of the Company, which is not in accordance with Pennsylvania insurance regulations. This could subject PTNA to penalties or sanctions by the Insurance Department. Subsequent to March 31, 2001, the Company entered a tax sharing agreement with PTNA that requires PTNA to determine its stand alone tax liability and make payment to the Company for the timely submission of tax deposits as needed. The agreement formalized procedures that had generally been followed in the past, but have not yet been filed and approved with the Pennsylvania Insurance Department. As discussed with the Department for statutory reporting purposes, the payment by PTNA is being applied against amounts due under the tax allocation agreement with any excess funds not required by the Company for tax payments to the Internal Revenue Services remitted back to PTNA on a timely basis.


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

         During the first quarter of 2001, PTNA paid an obligation of approximately $3,000 on our behalf, which is not in accordance with Pennsylvania insurance regulations. This could subject PTNA to penalties or sanctions by the Insurance Department. Subsequent to March 31, 2001, we entered a tax sharing agreement with PTNA that requires PTNA to determine its stand alone tax liability and make payment to us for the timely submission of tax deposits as needed. The agreement formalized procedures that had generally been followed in the past, but have not yet been filed and approved with the Pennsylvania Insurance Department. As discussed with the Department for statutory reporting purposes, the payment by PTNA is being applied against amounts due under the tax allocation agreement with any excess funds not required by us for tax payments to the Internal Revenue Services remitted back to PTNA on a timely basis.


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