Form 10-Q
period 2001-06-30
PENN TREATY AMERICAN CORP
filed 2001-08-14
CIK 814181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of August 10, 2001 was 19,367,737.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Penn Treaty American Corporation is one of the leading providers of long-term nursing home and home health care insurance. Our Unaudited Consolidated Balance Sheets, Statements of Operations and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 10 of this report, respectively. Our financial statements represent the consolidation of our operations and those of our subsidiaries, Penn Treaty Network America Insurance Company ("PTNA"), American Network Insurance Company ("American Network"), American Independent Network Insurance Company of New York ("American Independent") and Penn Treaty (Bermuda) Ltd. ("Penn Treaty (Bermuda))" (collectively the "Insurers") and United Insurance Group Agency, Inc. ("UIG"), Network Insurance Senior Health Division ("NISHD") and Senior Financial Consultants (collectively the "Agencies"), which are underwriters and marketers of long-term care insurance, disability and other senior-market products. Penn Treaty Network is also an underwriter of life insurance products.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                            Condensed Balance Sheets
                             (amounts in thousands)
                                                                                     June 30         December 31,
                                                                                       2001              2000
                                                                                       ----              ----
                                                                                   (unaudited)
                                     ASSETS
Investments:
  Bonds, available for sale at market (cost of $464,844 and $349,877, respectively)      $ 468,519    $ 349,488
  Bonds, classified as trading                                                              16,914         --
  Equity securities at market value (cost of $19,506 and $17,112, respectively)             18,182       16,496
  Policy loans                                                                                 163          142
                                                                                         ---------    ---------
Total investments                                                                          503,778      366,126
Cash and cash equivalents                                                                   54,409      116,596
Property and equipment, at cost, less accumulated depreciation of
  $5,794 and $5,162, respectively                                                           12,963       12,467
Unamortized deferred policy acquisition costs                                              255,358      251,711
Receivables from agents, less allowance for
  uncollectable amounts of $199 and $199, respectively                                       2,577        3,333
Accrued investment income                                                                    7,949        6,214
Federal income tax recoverable                                                               3,635        3,671
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $3,961 and $3,314, respectively                               26,417       27,064
Present value of future profits acquired                                                     2,144        2,352
Receivable from reinsurers                                                                  17,090       16,131
Other assets                                                                                49,120       50,466
                                                                                         ---------    ---------
    Total assets                                                                         $ 935,440    $ 856,131
                                                                                         =========    =========
                                   LIABILITIES
Policy reserves:
  Accident and health                                                                    $ 363,773    $ 348,344
  Life                                                                                      13,051       13,065
Policy and contract claims                                                                 201,743      164,565
Accounts payable and other liabilities                                                      14,903       14,706
Long-term debt                                                                              79,231       81,968
Deferred income taxes                                                                       46,623       45,421
                                                                                         ---------    ---------
    Total liabilities                                                                      719,324      668,069
                                                                                         ---------    ---------
                              SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding                   --           --
Common stock, par value $.10; 40,000 shares authorized, 19,750 and 8,202 shares issued       1,975          820
Additional paid-in capital                                                                  78,497       53,879
Accumulated other comprehensive income (loss)                                                1,524         (662)
Retained earnings                                                                          140,825      140,730
                                                                                         ---------    ---------
                                                                                           222,821      194,767
Less 915 and 915, respectively, common shares held in treasury, at cost                     (6,705)      (6,705)
                                                                                         ---------    ---------
                                                                                           216,116      188,062
                                                                                         ---------    ---------
    Total liabilities and shareholders' equity                                           $ 935,440    $ 856,131
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

                                                          Three Months Ended June 30,  Six Months Ended June 30,
                                                          ---------------------------  -------------------------
                                                               2001         2000           2001         2000
                                                               ----         ----           ----         ----
Revenue:
  Premiums                                                  $  90,039    $  86,825      $ 186,058    $ 172,863
  Net investment income                                         7,185        6,636         13,910       12,797
  Net realized capital gains (losses)                             712       (1,414)          (854)         741
  Trading account (loss) income                                   399         --           (1,324)        --
  Other income                                                  2,365        2,222          4,765        4,360
                                                            ---------    ---------      ---------    ---------
                                                              100,700       94,269        202,555      190,761
Benefits and expenses:
  Benefits to policyholders                                    60,235       59,488        132,372      119,399
  Commissions                                                  20,836       26,086         45,824       51,372
  Net policy acquisition costs deferred                         1,750      (12,090)        (3,647)     (22,980)
  General and administrative expense                           12,957       12,261         25,591       23,334
  Reserve for claim litigation                                   --           --             (250)       1,500
  Interest expense                                              1,240        1,281          2,522        2,562
                                                            ---------    ---------      ---------    ---------
                                                               97,018       87,026        202,412      175,187
                                                            ---------    ---------      ---------    ---------

(Loss) income before federal income taxes                       3,682        7,243            143       15,574
Provision for federal income tax (benefit)                      1,252        2,455             49        5,295
                                                            ---------    ---------      ---------    ---------
    Net (loss) income                                           2,430        4,788             94       10,279
                                                            ---------    ---------      ---------    ---------

 Other comprehensive income:
    Unrealized holding gain (loss) arising during period       (3,961)      (5,134)         1,180       (3,175)
    Income tax expense from unrealized holdings                 1,386        1,746           (412)       1,080
    Reclassification adjustment for realized (gain) loss       (1,111)       1,414          2,178         (741)
    Income (tax) benefit from reclassification adjustment         378         (481)          (760)         252
                                                            ---------    ---------      ---------    ---------

    Comprehensive income                                    $    (878)   $   2,333      $   2,280    $   7,695
                                                            =========    =========      =========    =========


Basic earnings per share                                    $    0.20    $    0.66      $    0.01    $    1.41
Diluted earnings per share                                  $    0.20    $    0.56      $    0.01    $    1.20


Weighted average number of shares outstanding                  11,857        7,277          9,585        7,277
Weighted average number of shares outstanding (diluted)        11,857        9,976          9,594        9,963

              See accompanying notes to consolidated financial statements.

                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        for the Six Months Ended June 30,
                                   (unaudited)
                             (amounts in thousands)
                                                                 2001         2000
                                                                 ----         ----
Net cash flow from operating activities:
  Net income                                                  $      94    $  10,279
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                               945          855
    Policy acquisition costs, net                                (3,647)     (22,980)
    Deferred income taxes                                            25        1,402
    Depreciation expense                                            632          509
    Net realized capital losses (gains)                             854         (741)
    Trading account loss                                          1,324         --
    Net proceeds from purchases and sales of trading account       (707)        --
  Increase (decrease) due to change in:
    Receivables from agents                                         756          204
    Receivable from reinsurers                                     (959)         101
    Policy and contract claims                                   37,178       10,712
    Policy reserves                                              15,415       46,360
    Accounts payable and other liabilities                          197       (2,064)
    Federal income taxes recoverable                                 36        1,393
    Accrued investment income                                    (1,735)        (650)
    Other, net                                                    1,293          (28)
                                                              ---------    ---------
      Cash provided by operations                                51,701       45,352
Cash flow used in investing activities:
  Net cash purchase of subsidiary                                  --         (6,000)
  Proceeds from sales of bonds                                   34,358       57,671
  Proceeds from sales of equity securities                        4,728       15,527
  Maturities of investments                                       8,408        7,976
  Purchase of bonds                                            (175,104)    (105,684)
  Purchase of equity securities                                  (8,151)     (16,550)
  Acquisition of property and equipment                          (1,128)      (1,728)
                                                              ---------    ---------
      Cash used in investing                                   (136,889)     (48,788)
Cash flow provided by (used in) financing activities:
  Proceeds from exercise of stock options                            12            7
  Proceeds from stock offering                                   25,726         --
  Repayments of long-term debt                                   (2,737)        (855)
                                                              ---------    ---------
      Cash provided by (used in) financing                       23,001         (848)
                                                              ---------    ---------
Decrease in cash and cash equivalents                           (62,187)      (4,284)
Cash balances:
  Beginning of period                                           116,596       17,347
                                                              ---------    ---------
  End of period                                               $  54,409    $  13,063
                                                              =========    =========

             See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001 (unaudited) (amounts in thousands, except per share data)

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

1.       Recent Developments:

         In the Company's Annual Report on Form 10-K for the year ended December 31, 2000, it reported that its Report of Independent Accountants contained a going concern qualification. The going concern qualification addressed the parent company's liquidity and the statutory capital and surplus position of PTNA.

         On April 27, 2001, the Company distributed rights to its shareholders and holders of its 6 1/4% convertible subordinated notes due 2003 for the purpose of raising new equity capital. Pursuant to the rights offering, holders of the Company's common stock and holders of its convertible subordinated notes received rights to purchase approximately 11,550 newly issued shares of common stock at a set price of $2.40 per share. The rights offering was completed on May 25, 2001 and generated net proceeds of $25,726 in additional equity capital. The Company contributed $18,000 of the net proceeds to the statutory capital of its subsidiaries, PTNA and American Network. The remaining proceeds are sufficient to meet the parent company's liquidity requirements through December 31, 2001.

         At December 31, 2000, PTNA's statutory surplus had decreased so that for regulatory purposes, it was at the Regulatory Action Level, below which an insurer must prepare a Corrective Action Plan (the "Plan") that details the insurer's plan to raise additional statutory capital over the next four years. As a result, PTNA is required to submit the Plan to the Pennsylvania Insurance Department (the "Department") for approval.

         PTNA expects to complete the Plan by September 1, 2001, with the assistance of its consulting actuaries and the Department. In conjunction with the Plan, the Department has requested PTNA to adopt more conservative claims assumptions in the establishment of its statutory reserves, as indicated in the preliminary findings of their most recent financial examination. While PTNA believes that it may not be required by statute to adopt these claims assumptions, it agrees that increased statutory reserves are appropriate given recent Company and industry developments in policy persistency and claims duration. PTNA proposes to incorporate these assumptions for all new policies written after January 1, 2001 and to incorporate these assumptions in its calculation of reserves over an extended period as its statutory capital permits. PTNA's statutory reserves, as reported for the period ended June 30, 2001, reflect its proposal under the Plan. The Department has not yet approved the Plan or PTNA's current reserving methodology. If the Plan is not approved, PTNA's statutory financial position could be significantly adversely affected. However, the assumptions utilized in the formulation of statutory reserves do not impact policy reserves calculated for presentation under accounting principles generally accepted in the United States of America ("GAAP").

         On July 23, 2001, the Company announced that it would not complete its sale to an unaffiliated party of its New York subsidiary, American
Independent, and certain of its non-core product lines, including medicare supplement and disability coverages. On August 13, 2001, the Company announced that it had signed a letter of intent with an unaffiliated insurer for the sale of its disability product line for an undisclosed amount pending a definitive purchase agreement. The transaction remains subject to final due diligence, and execution of a definitive agreement and regulatory approval.

2.       Deferred Acquisition Costs and Policy Reserves:

During the second quarter 2001, the Company, with the assistance of its new consulting actuary, completed an analysis to determine if existing policy reserves and policy and contract claim reserves, together with the present value of future gross premiums, would be sufficient to (1) cover the present value of future benefits to be paid to policyholders and settlement and maintenance costs and (2) recover unamortized deferred policy acquisition costs. The Company determined that it would require premium rate increases on certain of its existing products in order to fully recover its present deferred acquisition cost asset. As a result of this analysis, and the subsequent redetermination of factors employed, the Company recorded a loss of approximately $300 through a net change in the policy reserves and unamortized deferred policy acquisition costs. Future changes in policy reserves and unamortized deferred policy acquisition costs will be based on these revised assumptions. In determining the impairment, the Company evaluated future claims expectations, premium rates and required rate increases, persistency and expense projections.

3.       Contingencies:

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

4.       Codification:

         In 1998, the National Association of Insurance Commissions ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas.

         The Pennsylvania and New York Insurance Departments have adopted the Codification guidance, effective January 1, 2001. The Company's subsidiaries have adopted the applicable Codification guidance, including certain limitations on the recognition of goodwill and EDP equipment, and the recognition of other than temporary declines in investments, which served to reduce the statutory surplus of the Company's insurance subsidiaries at January 1, 2001, by approximately $3,050.

5.       Investments:

         Management has categorized the majority of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this classification are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of June 30, 2001, shareholders' equity was increased by $1,524 due to unrealized gains of $2,351 in the investment portfolio. As of December 31, 2000, shareholders' equity was decreased by $662 due to unrealized losses of $1,005 in the investment portfolio.

         The amortized cost and estimated market value of the Company's available for sale investment portfolio as of June 30, 2001 and December 31, 2000 are as follows:

                                June 30, 2001               December 31, 2000
                                -------------               -----------------
                             Amortized   Estimated       Amortized    Estimated
                               Cost     Market Value       Cost     Market Value
U.S. Treasury securities
  and obligations of U.S
  Government authorities
  and agencies               $ 165,542   $ 169,778        $ 120,691   $ 125,981

Obligations of states and
  political sub-divisions          572         599              572         600

Mortgage backed securities      31,412      31,633           26,529      26,720

Debt securities issued by
 foreign governments            16,811      16,725           15,817      15,549

Corporate securities           250,507     249,784          186,268     180,638

Equities                        19,506      18,182           17,112      16,496
                             ---------   ---------        ---------   ---------

Total Investments            $ 484,350   $ 486,701        $ 366,989   $ 365,984
                             =========   =========        =========   =========

Net unrealized gain (loss)       2,351                       (1,005)
                             ---------                      -------

                             $ 486,701                    $ 365,984
                             =========                    =========


         Effective January 1, 2001, in accordance with Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), the Company transferred its convertible bond portfolio, which contained embedded derivatives, from the available for sale category of investments to the trading category. Realized gains and losses and changes in unrealized gains and losses for the trading portfolio are recorded in current operations. The unrealized loss at the time of the transfer was $1,064.

         During the six month period ended June 30, 2001, the Company recognized impairment losses of $744 on equity securities, which it deemed to be other than temporary.

6.       New Accounting Principles:

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

         The Company's involvement with derivative instruments and transactions is primarily to mitigate its own risk and is not considered speculative in nature.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two Statements of Financial Accounting Standards ("SFAS"). SFAS No. 141 "Business Combinations" requires usage of the purchase method for all business combinations initiated after June 30, 2001, and prohibits the usage of the pooling of interests method of accounting for business combinations. The provisions of SFAS No. 141 relating to the application of the purchase method are generally effective for business combinations completed after July 1, 2001. Such provisions include guidance on the identification of the acquiring entity, the recognition of intangible assets other than goodwill acquired in a business combination and the accounting for negative goodwill. The transition provisions of SFAS No. 141 require an analysis of goodwill, acquired in purchase business combinations prior to July l, 2001, to identify and reclassify separately identifiable intangible assets currently recorded as goodwill.

         SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to the acquisition. The Company will adopt SFAS No. 142 on January 1, 2001 and will cease amortizing goodwill at that time. All goodwill recognized in the Company's consolidated balance sheet at January 1, 2002 should be assigned to one or more reporting units. Goodwill in each reporting unit should be tested for impairment by June 30, 2002. An impairment loss recognized as a result of a transitional impairment test of goodwill should be reported as the cumlative effect of a change in accounting principle.

         Although the Company believes there are separately identifiable intangible assets currently included in the total cost in excess of fair value of net assets acquired on the consolidated balance sheet, it has not yet evaluated the impact of SFAS No. 141 and SFAS No. 142 on its financial condition or results of operations.

7.       Reconciliation of Earnings Per Share:

         A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation follows. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects are not included.

                                           Three Months Ended June 30,  Six Months Ended June 30,
                                           ---------------------------  -------------------------
                                                  2001        2000          2001        2000
                                                  ----        ----          ----        ----
Net income                                      $ 2,430     $ 4,788       $    94     $10,279
Weighted average common shares outstanding       11,857       7,277         9,585       7,277
Basic earnings per share                        $  0.20     $  0.66       $  0.01     $  1.41
                                                =======     =======       =======     =======

Net income                                      $ 2,430     $ 4,788       $    94     $10,279
Adjustments net of tax:
     Interest expense on convertible debt          --           772          --         1,542
     Amortization of debt offering costs           --            60          --           120
                                                -------     -------       -------     -------
Diluted net income                              $ 2,430     $ 5,620       $    94     $11,941
                                                =======     =======       =======     =======

Weighted average common shares outstanding       11,857       7,277         9,585       7,277
Common stock equivalents due to dilutive
     effect of stock options                       --            71             9          58
Shares converted from convertible debt             --         2,628          --         2,628
                                                -------     -------       -------     -------
Total outstanding shares for diluted earnings
     per share computation                       11,857       9,976         9,594       9,963
Diluted earnings per share                      $  0.20     $  0.56       $  0.01     $  1.20
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

         Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care, Medicare supplement and long-term disability insurance. Our underwriting practices rely upon the base of experience that we have developed in over 29 years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, we have encouraged our customers to purchase both nursing home and home health care coverage, thus providing our insureds with enhanced protection and broadening our policy base.

         Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported losses, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. For a description of current regulatory matters affecting our insurance subsidiaries, see "- Liquidity and Capital Resources - Subsidiary Operations."

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

         With the assistance of our new consulting actuary, we reviewed the appropriateness and recoverability of our deferred acquisition cost ("DAC") asset. We determined that we require premium rate increases on certain of our existing products in order to fully recover our present DAC from future profits. In the event that premium rate increases cannot be obtained as needed, our DAC would be impaired and we would incur an expense in the amount of the impairment. See "-- Net Policy Acquisition Costs Deferred."

         The number of years a policy has been in effect. Claims costs tend to be higher on policies that have been in-force for a longer period of time. As the policy ages, it is more likely that the insured will need services covered by the policy. However, the longer the policy is in effect, the more premium we receive.

         Investment income. Our investment portfolio consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the duration of our investments (approximately 5.0 years), investment interest income does not immediately reflect changes in market interest rates. However, we are susceptible to changes in market rates when cash flows from maturing investments are reinvested at prevailing market rates. As of June 30, 2001, 3.7% of our invested assets were committed to common stocks and small capitalization preferred stocks.

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

         Policies renew or lapse for a variety of reasons, both internal and external. We believe that our efforts to address policyholder concerns or questions help to ensure policy renewals. We also believe that we enjoy a favorable reputation among policyholders for providing desirable policy benefits and efficient claims processing. We work closely with our licensed agents, who play an integral role in policy conservation and policyholder communication.

         External factors also contribute to policy renewal or lapsation. Economic cycles can influence a policyholder's ability to continue the payment of insurance premiums when due. We believe that tax relief for certain long-term care insurance premiums and other governmental initiatives, which have raised public awareness of the escalating costs of long-term care, increase new sales and renewal payments. The ratings assigned to our insurance subsidiaries by independent rating agencies also influence consumer decisions.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000
(amounts in thousands, except per share data)

Premiums. Total premium revenue earned in the three month period ended June 30, 2001 (the "2001 quarter"), including long-term care, disability, life and Medicare supplement, increased 3.7% to $90,039, compared to $86,825 in the same period in 2000 (the "2000 quarter").

         First year long-term care premiums earned in the 2001 quarter decreased 50.5% to $12,299, compared to $24,824 in the 2000 quarter. We experienced significant reductions in new premium sales due to the voluntary cessation of new business generation in certain states that accounted for approximately 30% of our new business sales during 2000 and as a result of financial concerns regarding our insurance subsidiaries' statutory surplus. Under our proposed Corrective Action Plan, currently being formulated in consultation with the Pennsylvania Insurance Department (the "Department") and our consulting actuaries, we intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. See "-Liquidity and Capital Resources."

         Renewal long-term care premiums earned in the 2001 quarter increased 25.4% to $73,324, compared to $58,494 in the 2000 quarter. This increase reflects renewals of a larger base of in-force policies. We may experience future reduced renewal premiums if policies lapse. Current declines in first year premiums, as discussed above, will negatively impact future renewal premium growth.

Net Investment Income. Net investment income earned for the 2001 quarter increased 8.3% to $7,185, from $6,636 for the 2000 quarter. Management attributes this growth to more invested assets as a result of higher established reserves and from the investment of funds raised under our recently completed Rights Offering. Our average yield on invested assets at cost, including cash and cash equivalents, was 5.4% in the 2001 quarter, compared to 6.2% in the 2000 quarter. The average yield is lower due to reduced market rates for reinvesting of maturing investments and due to higher cash balances held during the 2001 quarter.

Net Realized Capital Gains and Trading Account Activity. During the 2001 quarter, we recognized capital gains of $712, compared to capital losses of $1,414 in the 2000 quarter. The results in both periods were recorded as a result of our normal investment management operations.

         As a result of the adoption of SFAS No. 133, we classify our convertible bond portfolio as trading account investments. Changes in trading account investment market values are recorded in our statement of operations during the period in which the change occurs, rather than as an unrealized gain or loss recorded directly through equity. As a result, we have recorded a trading account gain in the 2001 quarter of $399, which reflects the unrealized and realized gain of our convertible portfolio that arose during the quarter.

Other Income. We recorded $2,365 in other income during the 2001 quarter, up from $2,222 in the 2000 quarter. The increase is attributable to an increase of commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers and to income generated from corporate owned life insurance policies.

Benefits to Policyholders. Total benefits to policyholders in the 2001 quarter increased 1.3% to $60,235, compared to $59,488 in the 2000 quarter. Our loss ratio, or policyholder benefits to premiums, was 66.9% in the 2001 quarter, compared to 68.5% in the 2000 quarter.

         Newly reported claims increased during the 2001 quarter, requiring additional reserves to be established. Management believes that claims were reported earlier during the 2001 quarter due to reduced policyholder and provider confidence levels following our reports of additional statutory surplus needs. In addition, management has seen an increase during the 2001 quarter in claim duration, for which it has established higher reserves.

         Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining rate increases when deemed necessary, or if we do not pursue rate increases when actual claims experience exceeds our expectations, we would suffer a financial loss.

         During the 2001 quarter, with the assistance our new consulting actuary, we completed an analysis to determine if existing policy reserves and policy and contract claim reserves, together with the present value of future gross premiums, would be sufficient to (1) cover the present value of future benefits to be paid to policyholders and settlement and maintenance costs and
(2) recover unamortized deferred policy acquisition costs. We determined that we would require premium rate increases on certain of our existing products in order to fully recover our present deferred acquisition cost asset from future profits.As a result of this analysis, we recorded a loss of approximately $300 through a net change in the policy reserves and unamortized deferred policy acquisition costs. Future changes in policy reserves and unamortized deferred policy acquisition costs will be based on these revised assumptions. In determining the impairment, we evaluated future claims expectations, premium rates and our ability to obtain future rate increases, persistency and expense projections.

         We estimate that current policy reserves and our DAC asset were reduced by offsetting amounts of approximately $7,500 during the 2001 quarter due to this analysis. Without this adjustment, we estimate that our loss ratio during the 2001 quarter would have been approximately 75%, reflecting the increase discussed above regarding our claim reserves. See "-Net Policy Acquisition
Costs Deferred."

Commissions. Commissions to agents decreased 20.1% to $20,836 in the 2001 quarter, compared to $26,086 in the 2000 quarter.

         First year commissions on accident and health business in the 2001 quarter decreased 46.8% to $8,671, compared to $16,312 in the 2000 quarter, due to the decrease in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 68.4% in the 2001 quarter and 65.4% in the 2000 quarter. We believe that the increase in the first year commission ratio is primarily attributable to the sale of younger issue age policies. We generally pay a higher first year commission percentage on sales to younger policyholders due to the expectation that premiums will be collected over a longer period of time.

         Renewal commissions on accident and health business in the 2001quarter increased 32.9% to $12,754, compared to $9,596 in the 2000 quarter, due to the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 17.0% in the 2001 quarter and 16.1% in the 2000 quarter. Although the ratio of commission expense can be affected by adjustments in any particular quarter, we believe that the increase in the 2001 quarter is indicative of the renewal of policies written by managing general agents, who receive higher commissions for new and renewal business written. Managing general agents generally receive higher commissions to compensate them for providing additional services in the recruitment, training and retention of producing agents.

         Commission expense during the 2001 quarter was reduced by $1,089 from United Insurance Group and NISHD override commissions paid to those companies by affiliated insurers. During the 2000 quarter, commissions were reduced by $1,195.

Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 2001 quarter decreased 114.5% to a net charge of $1,750, compared to a net credit of $12,090 in the 2000 quarter.

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

         During the 2001 quarter, with the assistance of our new consulting actuary, we completed an analysis to determine if existing policy reserves and policy and contract claim reserves, together with the present value of future gross premiums, would be sufficient to (1) cover the present value of future benefits to be paid to policyholders and settlement and maintenance costs and
(2) recover unamortized deferred policy acquisition costs. We determined that we would require premium rate increases on certain of our existing products in order to fully recover our present deferred acquisition cost asset from future profits. As a result of this analysis, we recorded an impairment loss of approximately $300 through a net change in the policy reserves and unamortized deferred policy acquisition costs. Future changes in policy reserves and unamortized deferred policy acquisition costs will be based on these revised assumptions in future periods. In determining the impairment, we evaluated future claims expectations, premium rates and our ability to obtain future rate increases, persistency and expense projections.

         We also estimate that current policy reserves and our DAC asset were reduced by offsetting amounts of approximately $7,500 during the 2001 quarter due to this analysis.

General and Administrative Expenses. General and administrative expenses in the 2001 quarter increased 5.7% to $12,957, compared to $12,261 in the 2000 quarter. The 2001 and 2000 quarters include $1,713 and $2,102, respectively of general and administrative expenses related to United Insurance Group expense. The ratio of total general and administrative expenses to premium revenues was 14.4% in the 2001 quarter, compared to 14.1% in the 2000 quarter.

         As described above, our ratio of renewal commissions to renewal premiums has increased as a result of policy sales made by agencies with a higher commission schedule. These agencies are paid higher rates in order to compensate them for incurring additional costs related to policy generation, such as sales lead generation, agent training and certain marketing material expense. As a result, our general and administrative expenses should be reduced. As new premium sales have declined, we have recognized that our new policy generation expenses have not declined at a comparable rate. Therefore, during the 2001 quarter, the Company reduced its staff related to new business production by approximately 50 employees in order to eliminate costs associated with declining new business production. We believe that if we are unsuccessful in our attempt to write new business in states where we have currently ceased new production or if further new business declines are experienced, we will need to decrease production expenses further.

         General and administrative expenses also increased during the 2001 quarter as a result of supplemental accounting fees, actuarial fees, legal fees and amortization and depreciation expenses.

Reserve for Claim Litigation. In the 2000 quarter, a jury awarded compensatory damages of $24 and punitive damages of $2,000 in favor of the plaintiff in a disputed claim case against one of our subsidiaries, for which we maintained a $1,000 reserve. During the 2001 quarter, we agreed to settle the claim for $750.

Provision for Federal Income Taxes. Our provision for federal income taxes for the 2001 quarter declined 49.0% to $1,252, compared to $2,455 for the 2000 quarter. The effective tax rates of 34.0% and 33.9% in the 2001 and 2000 quarters, respectively, are at or below the normal federal corporate rate. The reduced rates are as a result of credits from our investments in tax-exempt bonds and corporate owned life insurance and from dividends we receive that are partially exempt from taxation and are partially offset by non-deductible goodwill amortization and other non-deductible expenses.

Comprehensive Income (Loss). During the 2001 quarter, our investment portfolio generated pre-tax unrealized losses of $3,961, compared to 2000 quarter unrealized losses of $5,134. After accounting for deferred taxes from these gains, shareholders' equity declined by $878 from comprehensive losses during the 2001 quarter, compared to comprehensive income of $2,333 in the 2000 quarter.

Six Months Ended June 30, 2001 and 2000 (amounts in thousands, except per share data)

Premiums. Total premium revenue earned in the six month period ended June 30, 2001 (the "2001 period"), including long-term care, disability, life and Medicare supplement, increased 7.6% to $186,058, compared to $172,863 in the same period in 2000 (the "2000 period").

         First year long-term care premiums earned in the 2001 period decreased 36.3% to $31,524, compared to $49,495 in the 2000 period. We experienced significant reductions in new premium sales due to the voluntary cessation of new business generation in certain states that have generally accounted for approximately 30% of our new business sales during 2000 and as a result of financial concerns regarding our insurance subsidiaries' statutory surplus. Under our proposed Corrective Action Plan, currently being formulated in consultation with the Department and our consulting actuaries, we intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. See " - Liquidity and Capital Resources."

         Renewal premiums earned in the 2001 period increased 25.2% to $153,240, compared to $122,416 in the 2000 period. Renewal long-term care premiums earned in the 2001 period increased 25.3% to $145,500, compared to $116,099 in the 2000 period. This increase reflects renewals of a larger base of in-force policies, as well as a continued increase in policyholder persistency.

Net Investment Income. Net investment income earned for the 2001 period increased 8.7% to $13,910, from $12,797 for the 2000 period. Management attributes this growth to more invested assets as a result of higher established reserves and from the investment of additional funds generated from our Rights Offering. Our average yield on invested assets at cost, including cash and cash equivalents, was 5.4% in the 2001 period, compared to 6.1% in the 2000 period. The average yield is lower due to reduced market rates for reinvesting of maturing investments and due to higher cash balances held during the 2001 period.

Net Realized Capital Gains and Trading Account Activity. During the 2001 period, we recognized capital losses of $854, compared to capital gains of $741 in the 2000 period. The results in both periods were recorded as a result of our normal investment management operations.

         As a result of the adoption of SFAS No. 133, we classify our convertible bond portfolio as trading account investments. Changes in trading account investment market values are recorded in our statement of operations during the period in which the change occurs, rather than as an unrealized gain or loss recorded directly through equity. As a result, we have recorded a trading account loss in the 2001 period of $1,324, which reflects the unrealized and realized gain or loss of our convertible portfolio that arose during the period.

Other Income. We recorded $4,765 in other income during the 2001 period, up from $4,360 in the 2000 period. The increase is attributable to an increase of commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers and to income generated from corporate owned life insurance policies.

Benefits to Policyholders. Total benefits to policyholders in the 2001 period increased 10.9% to $132,372, compared to $119,399 in the 2000 period. Our loss ratio, or policyholder benefits to premiums, was 71.2% in the 2001 period, compared to 69.1% in the 2000 period.

         Newly reported claims increased during the 2001 period, requiring additional reserves to be established. Management believes that claims were reported sooner during the 2001 period due to reduced policyholder and provider confidence levels following our reports of additional statutory surplus needs. In addition, management has seen an increase during the 2001 period in claim duration, for which it has established higher reserves. We have also increased our reserves approximately $2,500 during the 2001 period through the increase of our loss adjustment expense reserve, which is established for the funding of administrative costs associated with the payment of current claims.

         Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining rate increases when deemed necessary, or if we do not pursue rate increases when actual claims experience exceeds our expectations, we would suffer a financial loss.

         During the 2001 period, with the assistance of our new consulting actuary, we completed an analysis to determine if existing policy reserves and policy and contract claim reserves, together with the present value of future gross premiums, would be sufficient to (1) cover the present value of future benefits to be paid to policyholders and settlement and maintenance costs and
(2) recover unamortized deferred policy acquisition costs. We determined that we would require premium rate increases on certain of our existing products in order to fully recover our present deferred acquisition cost asset from future profits. As a result of this analysis, we recorded a loss of approximately $300 through a net change in the policy reserves and unamortized deferred policy acquisition costs. Future changes in policy reserves and unamortized deferred policy acquisition costs will be based on these revised assumptions in future periods. In determining the impairment, we evaluated future claims expectations, premium rates and our ability to obtain future rate increases, persistency and expense projections.

         We estimate that current policy reserves and our DAC asset were reduced by offsetting amounts of approximately $7,500 during the 2001 period due to this analysis. Without this adjustment, we estimate that our loss ratio during the 2001 period would have been approximately 75%, reflecting the increase discussed above regarding our claim reserves. See " - Net Policy Acquisition Costs Deferred."

Commissions. Commissions to agents decreased 10.8% to $45,824 in the 2001 period, compared to $51,372 in the 2000 period.

         First year commissions on accident and health business in the 2001 period decreased 33.4% to $21,560, compared to $32,373 in the 2000 period, due to the decrease in first year accident and health premiums. The mix of policyholder issue ages for new business affects the percentage of commissions paid for new business due to our age-scaled commission rates. Generally, sales to younger policyholders receive a higher commission percentage. The ratio of first year accident and health commissions to first year accident and health premiums was 66.7% in the 2001 period and 65.1% in the 2000 period.

         Renewal commissions on accident and health business in the 2001 period increased 34.3% to $25,269, compared to $18,817 in the 2000 period, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 17.0% in the 2001 period and 15.9% in the 2000 period.

         Commission expense during the 2001 period was reduced by the netting of $2,081 from override commissions paid to the Agencies by affiliated insurers. During the 2000 period, commissions were reduced by $2,064.

Net Policy Acquisition Costs Deferred. The net deferred policy acquisition costs in the 2001 period decreased 84.1% to $3,647, compared to $22,980 in the 2000 period.

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

         During the 2001 period, with the assistance of our new consulting actuary, we completed an analysis to determine if existing policy reserves and policy and contract claim reserves, together with the present value of future gross premiums, would be sufficient to (1) cover the present value of future benefits to be paid to policyholders and settlement and maintenance costs and
(2) recover unamortized deferred policy acquisition costs. We determined that we would require premium rate increases on certain of our existing products in order to fully recover our present deferred acquisition cost asset from future profits. As a result of this analysis, we recorded a loss of approximately $300 through a net change in the policy reserves and unamortized deferred policy acquisition costs. Future changes in policy reserves and unamortized deferred policy acquisition costs will be based on these revised assumptions in future periods. In determining the impairment, we evaluated future claims expectations, premium rates and required rate increases, persistency and expense projections.

         We estimate that current policy reserves and our DAC asset were reduced by offsetting amounts of approximately $7,500 during the 2001 period due to this analysis.

General and Administrative Expenses. General and administrative expenses in the 2001 period increased 9.7% to $25,591, compared to $23,334 in the 2000 period. The 2001 and 2000 periods include $3,370 and $4,256, respectively of general and administrative expenses related to United Insurance Group expense. The ratio of total general and administrative expenses to premium revenues was 13.8% in the 2001 period, compared to 13.5% in the 2000 period.

         As described above, our ratio of renewal commissions to renewal premiums has increased as a result of policy sales made by agencies with a higher commission schedule. These agencies are paid higher rates in order to compensate them for incurring additional costs related to policy generation, such as sales lead generation, agent training and certain marketing material expense. As a result, our general and administrative expenses should be reduced. As new premium sales have declined, we have recognized that our new policy generation expenses have not declined at a comparable rate. Therefore, during the 2001 period, the Company reduced its staff related to new business production by approximately 50 employees in order to eliminate costs associated with declining new business production. We believe that if we are unsuccessful in our attempt to write new business in states where we have currently ceased new production or if further new business declines are experienced, we will need to decrease production expenses further.

         General and administrative expenses also increased during the 2001 period as a result of supplemental accounting and actuarial fees, legal fees and depreciation expenses.

Reserve for Claim Litigation. In the 2000 period, a jury awarded compensatory damages of $24 and punitive damages of $2,000 in favor of the plaintiff in a disputed claim case against one of our subsidiaries, for which we maintained a $1,000 reserve. During the 2001 period, we agreed to settle the claim for $750.

Provision for Federal Income Taxes. Our provision for federal income taxes for the 2001 period decreased 99.1% to $49, compared to $5,295 for the 2000 period. The effective tax rates of 34.0% and 34.0% in the 2001 period and the 2000 period, respectively, are below the normal federal corporate rate as a result of credits from the small life insurance company deduction, as well as our investments in tax-exempt bonds, corporate owned life insurance and from dividends received that are partially exempt from taxation. These credits are partially offset by non-deductible goodwill amortization.

Comprehensive Income. During the 2001 period, our investment portfolio generated pre-tax, unrealized gains of $1,180, compared to the 2000 period unrealized losses of $3,175. After accounting for deferred taxes from these gains and losses, shareholders' equity increased by $2,298 from comprehensive income during the 2001 period, compared to comprehensive income of $7,695 in the 2000 period.

Liquidity and Capital Resources

         As a result of our insurance subsidiary surplus needs and parentcompany liquidity requirements, the Report of our Independent Accountant for our fiscal 2000 financial statements contained a going concern qualification. The going concern qualification addressed parent liquidity and the statutory capital and surplus position of our primary insurance subsidiary.

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

         In the 2001 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided in financing. Our cash decreased $62,187 in the 2001 quarter primarily due to the purchase of $183,255 in bonds and equity securities. Cash was provided primarily from the maturity and sale of $47,494 in bonds and equity securities and the net proceeds from our Rights Offering, which generated $25,726 during the 2001 period. These sources of funds were supplemented by $51,701 from operations. The major provider of cash from operations was premium revenue used to fund reserve additions of $52,593.

         Our cash decreased $4,284 in the 2000 period primarily due to the acquisition of $122,234 in bonds and equity. The use of these funds offset $39,739 from operations and $16,412 provided from the sale and maturity of bonds and equity securities. The major provider of cash from operations was premium revenue used to fund reserve increases of $48,799. We also used $6,000 for the purchase of Network Insurance Senior Health Division, an insurance agency.

         We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. At June 30, 2001, the market value of our bond portfolio represented 100.8% of our cost, with a current unrealized gain of $3,675. Our equity portfolio market value was below cost by $1,324 at June 30, 2001. Our equity portfolio was below cost by $616 at December 31, 2000 and the market value of our bond portfolio was below our cost by $389.

          As of June 30, 2001, shareholders' equity was increased by $1,524 due to unrealized gains of $2,351 in the investment portfolio. As of December 31, 2000, shareholders' equity was decreased by $662 due to unrealized losses of $1,005 in the investment portfolio.

Subsidiary Operations

         At December 31, 2000, our primary insurance subsidiary's statutory surplus had decreased to $14,969 so that, for regulatory purposes, it was at the Regulatory Action Level, below which an insurer must file a Corrective Action Plan that details its plan to raise additional statutory capital over the next four years. As a result, our subsidiary is required to submit the Corrective Action Plan (the "Plan") to the Department for approval. Individual states in which our insurance subsidiaries are licensed to conduct business may also suspend our certificate of authority if they believe that our subsidiary's capital and surplus levels are deficient.

         We expect to complete the Plan by September 1, 2001, with the assistance of our consulting actuaries and the Department. As part of the Plan, the Department has requested us to adopt more conservative claims assumptions in the establishment of our statutory reserves, as is indicated in the preliminary findings of their most recent financial examination. While we believe that we may not be required by statute to adopt these claims assumptions, we agree that increased statutory reserves are appropriate given recent company and industry developments in policy persistency and claims duration. We have proposed to incorporate these assumptions for all new policies written after January 1, 2001 and to include the impact of these assumptions in our calculation of reserves over an extended period as our statutory capital can permit. Our statutory reserves, as reported for the period ended June 30, 2001, reflect our intended proposal under the Plan. In addition, we have projected our statutory capital and surplus, on a quarterly basis, beyond the required Plan period. Our projections include existing and new business in order to allow us to assess our statutory capital strength at varying levels of new business growth. We intend to utilize these projections to control future growth within allowable statutory constraints and to monitor our need for additional statutory capital as appropriate. The Department has not yet approved the Plan or PTNA's current reserving methodology. If the Plan is not adopted, PTNA's statutory financial position could be significantly adversely affected.

         At June 30, 2001, our primary subsidiary's total adjusted capital had increased to $25,969. However, the Department has not yet approved the reserving methodology incorporated in our reported June 30, 2001 statutory filings. We believe that if our statutory surplus declines further beyond our projections, or if the Department does not accept our proposed Plan, the Department would require further corrective action. This corrective action could include, but may not be limited to the involuntary cessation of new business generation, placing the subsidiary under departmental supervision, or involuntary receivership, which could result in the liquidation of all subsidiary assets. In this event, our shareholders would likely receive little if any value from the sale or liquidation of this subsidiary.

         As part of the Plan, the Department has requested that we seek its approval prior to taking certain actions. These include payment of dividends, transactions with affiliates, new investments, incurral of debt, pledging of assets and new reinsurance agreements. The Department is also requiring monthly reports related to our financial condition.

         On March 31, 2001, we contributed the common stock ownership of one of our insurance subsidiaries to our largest insurance subsidiary as a capital infusion. This resulted in an increase of statutory surplus for that insurer of $4,875.

         On May 28, 2001, we contributed $18,000 from the net proceeds of our Rights Offering (see " - Parent Company Operations" for a description of our Rights Offering) to the statutory capital and surplus of our largest insurance subsidiary. It subsequently contributed $4,000 to its subsidiary, another affiliated insurance subsidiary of the Company.

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

Parent Company Operations

         Our parent company is a non-insurer that directly or indirectly controls 100% of the voting stock of our insurance company subsidiaries. If we are unable to meet our financial obligations, become insolvent or discontinue operations, the financial condition and results of operations of our insurance company subsidiaries could be materially affected.

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

          On January 1, 1999, we purchased all of the common stock of United Insurance Group, a Michigan based consortium of long-term care insurance agencies, for $18,192. As part of the purchase, we issued a note payable for $8,078, which was in the form of a three-year zero-coupon installment note. The installment note, after discounting for imputed interest, was recorded as a note payable of $7,167, and had an outstanding balance of $2,858 at June 30, 2001. The remainder of the purchase was for cash.

         In December 1999, we contributed $1,000 to initially capitalize another subsidiary, which concurrently lent us $750 in exchange for a demand note.

         At June 30, 2000, we had a $3,000 line of credit from a bank, which was unused. The bank did not renew the line of credit at December 31, 2000.

         Cash flow needs of the parent company primarily include principal and interest payments on outstanding debt and limited operating expenses. The funding is primarily derived from the operating cash flow of our agency operations, tax sharing arrangements with our subsidiaries and dividends, if allowed under insurance department regulations, from the insurance subsidiaries. However, as noted above, the dividend capabilities of the insurance subsidiaries are limited.

         On April 27, 2001, we distributed rights to our shareholders and holders of our 6 1/4% convertible subordinated notes due 2003 for the purpose of raising new equity capital. Pursuant to the rights offering, holders of our common stock and holders of our convertible subordinated notes received rights to purchase approximately 11,550 newly issued shares of common stock at a set price of $2.40 per share. The rights offering was completed on May 25, 2001 and generated net proceeds of $25,726 in additional equity capital. We contributed $18,000 of the net proceeds to the statutory capital of our largest insurance subsidiary. The remaining proceeds are sufficient to meet our parent liquidity requirements through December 31, 2001.

         On July 23, 2001, we announced that we would not complete the sale to an unaffiliated party of our New York Subsidiary, American Independent, and certain of our non-core product lines, including Medicare supplement and disability coverages. On August 13,2001, we announced that we had signed a letter of intent with an unaffiliated insurer for the sale of our disability product line for an undisclosed amount pending a definitive purchase agreement and regulatory approval.

         We believe that our parent company and subsidiaries will have ongoing capital and liquidity needs that extend beyond our current cash availability and liquid resources. Therefore, we are continuing to assess all financial alternatives, including, but not limited to, venture capital, partnerships, acquisitions, and reinsurance transactions. There are no assurances that we will be successful.

New Accounting Principles

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

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two Statements of Financial Accounting Standards ("SFAS"). SFAS No. 141 "Business Combinations" requires usage of the purchase method for all business combinations initiated after June 30,2001, and prohibits the usage of the pooling of interests method of accounting for business combinations. The provisions of SFAS No.141 relating to the application of the purchase method are generally effective for business combinations completed after July 1,2001.
Such provisions include guidance on the identification of the acquiring entity, the recognition of intangible assets other than goodwill acquired in a business combination and the accounting for negative goodwill. The transition provisions of SFAS No. 141 require an analysis of goodwill, acquired in purchase business combinations prior to July 1, 2001, to identify and reclassify separately identifiable intangible assets currently recorded as goodwill.

         SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Wewill adopt SFAS No. 142 on January 1, 2001 and will cease amortizing goodwill at that time. All goodwill recognized in ourconsolidated balance sheet at January 1, 2002 should be assigned to one or more reporting units. Goodwill in each reporting unit should be tested for impairment by June 30, 2002. An impairment loss recognized as a result of a transitional impairment test of goodwill should be reported as the cumulative effect of a change in accounting principle.

          Although we believe there are separately identifiable intangible assets currently included in the total cost in excess of fair value of net assets acquired on the consolidated balance sheet, we have not yet evaluated the impact of SFAS No. 141 and SFAS No. 142 on our financial condition or results of operations.

Forward Looking Statements

         Certain statements we make in this filing may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of operations will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include, among others, our ability to raise adequate capital to meet the requirements of current business, anticipated growth and liquidity needs, the ability to write business, the completion of the proposed acquisition of certain product lines, the adequacy of loss reserves and the recoverability of our deferred acquisition cost asset, our ability to qualify new insurance products for sale in certain states, our ability to resume generating new business in states in which we have ceased new sales, our ability to succeed in obtaining necessary rate increases, our ability to comply with government regulations and the requirements that may be imposed by state regulators as a result of our surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, the modality of premium revenue, our ability to defend against adverse litigation and our ability to expand our network of productive independent agents. For additional information, please refer to our Annual Report on Form 10-K and other documents filed with the Securities and Exchange Commission.

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

         We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 80.4% of total liabilities and reinsurance receivables on unpaid losses represent 1.8% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

         The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of June 30, 2001, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

         If interest rates had increased by 100 basis points, there would have been an approximate $18,544,000 decrease in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at June 30, 2001 would have resulted in an approximate $35,559,000 decrease in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been an approximate $20,234,000 and $42,339,000 net increase, respectively, in the net fair value of our total investments and debt.

         We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict their possible impact to our investment income from the hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of June 30, 2001.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Our subsidiaries are parties to various lawsuits generally arising in the normal course of their business.

         In April 2000, a jury awarded compensatory damages of $24,000 and punitive damages of $2,000,000 in favor of the plaintiff in a disputed claim case against one of our subsidiaries. During June, 2001, we agreed to settle this suit for $750,000.

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

Item 2.  Changes in Securities

         On April 27, 2001, we distributed rights to our shareholders and holders of our 6 1/4% convertible subordinated notes due 2003 for the purpose of raising new equity capital. Pursuant to the rights offering, holders of our common stock and holders of our convertible subordinated notes received rights to purchase approximately 11,550,000 new issued shares of common stock at a set price of $2.40 per share. The rights offering was completed on May 25, 200l and generated net proceeds of $25,726,000 in additional equity capital. We contributed $18,000,000 of the net proceeds to the statutory capital and surplus of our insurance subsidiaries. We retained the remainder of the net proceeds at the parent company for future liquidity needs.

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on May 25, 2001. At this meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

1. The vote on the proposal to amend Article Fifth of the Restated Articles of Incorporation of the Company's number of authorized shares of Common Stock from 25,000,000 to 40,000,000.

                                                              Broker Non-Votes
                           For              Against           and Abstentions
                           ---              -------           -------
                         6,346,501          360,200            9,406

2. The vote for election of three Class II Directors of the Company to serve until the 2004 Annual Meeting of Shareholders, and until their successors are elected and qualified.

                                               For            Withheld
                                               ---            --------
                  Jack D. Baum              5,713,434        1,002,673
                  Alexander M. Clark        6,101,847          614,260
                  Matthew W. Kaplan         6,106,627          609,480

                The following directors will continue to serve their unexpired terms:
                        Irving Levit
                        Michael F. Grill
                        Aloysius J. Carden
                        Dominick Stangherlin
                        Francis Grebe

3. The vote on the proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company and its subsidiaries for the year ending December 31, 2001.

                                                              Broker Non-Votes
                           For              Against           and Abstentions
                           ---              -------           -------
                         6,668,535          38,887             8,685

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

1.       Amendment to Restated Articles of Incorporation - Exhibit 3.1 (c)

2.       Executive Change of Control Agreement
a.       William W. Hunt, Jr. - Exhibit 10.48
b.       Bruce A. Stahl - Exhibit 10.49

3.       Executive Compensation Agreement - William W. Hunt, Jr. - Exhibit 10.50

         Reports on Form 8-K:

1.       April 27, 2001 - Registration Statement on Form S-3

2.       May 8, 2001 - Form of Standby Purchase Agreement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PENN TREATY AMERICAN CORPORATION
                                            --------------------------------
                                            Registrant


Date:   August 14, 2001                     /s/ Irving Levit
        -------------------                 ------------------------------------
                                                Irving Levit
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Date:   August 14, 2001                     /s/ Cameron B. Waite
        -------------------                 ------------------------------------
                                                Cameron B. Waite
                                                Chief Financial Officer

                                   Exhibit 3.1


                Amendment to Restated Articles of Incorporation

"Fifth: The aggregate number of shares which the Corporation shall have authority to issue is 40,000,000 shares of common stock, par value $.10 per share ("Common Stock"); and 5,000,000 shares of preferred stock, par value $1.00 per share ("Preferred Stock")"

                                  Exhibit 10.48

                                CHANGE OF CONTROL
                              EMPLOYMENT AGREEMENT


         AGREEMENT made as of this 18th day of June, 2001 by and between PENN TREATY AMERICAN CORPORATION, a Pennsylvania corporation (the "Company"), and William W. Hunt, Jr. ("Employee").

         The Board of Directors of the Company has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of Employee, notwithstanding the possibility, threat, or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of Employee by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control, to encourage Employee's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide Employee with compensation arrangements upon a Change of Control which provide Employee with individual financial security and which are competitive with those of other corporations and, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

         In consideration of the mutual covenants set forth herein and intending to be legally bound hereby, the parties hereto agree as follows:

I.       CHANGE OF CONTROL

         For the purpose of this Agreement, a "Change of Control" shall mean:

                  (a) The acquisition, other than from the Company, by any person, entity or "group" within the meaning of Section 13(d) (3) or 14(d) (2) of the Securities Exchange Act of 1934 (the "Exchange Act"), but excluding, for this purpose, the Company, its subsidiaries, or any employee benefit plan of the Company or its subsidiaries which acquires beneficial ownership of voting securities of the Company of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either the then outstanding shares of common stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors; or

                  (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the directors of the Company, as such terms are used in Rule 14A-11 of Regulation 14A promulgated under the Exchange Act) shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent Board; or

                  (c) Approval by the shareholders of the Company of (i) a reorganization, merger or consolidation, in each case, with respect to which persons who were the shareholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company's then outstanding voting securities, or (ii) a liquidation or dissolution of the Company or the sale of all or substantially all of the assets of the Company (whether such assets are held directly or indirectly).

II.      EMPLOYMENT

         2.01. Effective Date. The Company hereby agrees to continue to employ Employee and Employee hereby agrees to remain an employee of the Company, for the period beginning upon a Change of Control (as defined in Section I) and ending on the third anniversary of such date (the "Employment Period"), subject to the terms and conditions hereinafter set forth. The Employment Period shall automatically be extended for one or more additional one-year periods commencing at the conclusion of the initial three-year period, unless three (3) months prior to the end of the initial term or any subsequent term, the Company shall have delivered to Employee, or Employee shall have delivered to the Company, written notice that the term of Employee's employment hereunder will not be extended.

         2.02. Prior Termination. Anything in this Agreement to the contrary, notwithstanding, if Employee's employment with the Company is terminated prior to the date on which a Change of Control occurs, and it is reasonably demonstrated that such termination (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then Employee's Employment Period shall begin as of the date immediately prior to the date of such termination.

III.     DUTIES
         ------

         3.01. Position and Duties. During the Employment Period, (a) Employee's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be comparable in all material respects with the most significant of those held, exercised and assigned at any time during the 90-day period immediately preceding the commencement of the Employment Period and (b) Employee's services shall be performed at the location where he was employed immediately preceding the commencement of the Employment Period or at any office or location not more than twenty (20) miles from such location.

         3.02. Full Efforts. During the Employment Period, Employee agrees to continue to devote reasonable attention and time to the business and affairs of the Company, consistent with prior practice, and to use his reasonable best efforts to perform faithfully and efficiently the responsibilities incidental to his position.

IV.      COMPENSATION AND RELATED MATTERS

         4.01. Base Salary. (a) During the Employment Period, the Company shall pay to Employee a base salary of not less than the highest base salary paid or payable to Employee by the Company during the twelve-month period immediately preceding the commencement of the Employment Period, payable in 24 equal installments on the 1st and 15th day of each month in arrears. This base salary may be increased from time to time by the Company's Board of Directors. Once Employee's base salary is increased, it may not thereafter be reduced.

         The base salary payments (including any increased base salary payments) hereunder shall not in any way limit or reduce any other obligation of the Company under this Agreement, nor shall any other compensation benefit or payment hereunder in any way limit or reduce the obligation of the Company to pay Employee's base salary.

         4.02. Bonus. During the Employment Period, the Company shall pay to Employee a bonus in an amount at least equal to the highest bonus paid to Employee during the three fiscal years immediately preceding the year in which the Employment Period commences.

         4.03. Incentive Awards. During the Employment Period, Employee shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable to key employees of the Company.

         4.04. Welfare Benefits. During the Employment Period, Employee shall be entitled to participate in all welfare plans, practices, policies and programs provided by the Company (including, without limitation, medical plans, dental plans, disability plans, and group or other insurance plans and benefits), to the extent that he is and remains eligible to participate thereunder, and subject to the provisions of such plans as the same may be in effect from time to time.

         4.05. Fringe Benefits. During the Employment Period, Employee shall be entitled to all fringe benefits provided by the Company to its key employees.

         4.06. Expenses. During the Employment Period, Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by him in performing services hereunder, including all travel and living expenses while away from home and on business or at the request of and in the service of the Company, provided that such expenses are incurred and accounted for in accordance with the policies and procedures established by the Company.

         4.07. Services Furnished. During the Employment Period, the Company shall furnish Employee with office space in the Company's current executive offices in Allentown, Pennsylvania (or in another location proximate to Allentown, Pennsylvania which is acceptable to Employee), secretarial assistance, and such other facilities and services as shall be suitable to Employee's position and adequate for the performance of his duties hereunder.

V.       TERMINATION

         5.01. Termination by Company. Employee's employment hereunder may be terminated by the Company without any breach of this Agreement only under the following circumstances:

                  (a) Death. Employee's employment hereunder shall terminate upon his death.

                  (b) Disability. If, as a result of Employee's incapacity due to physical or mental illness, Employee shall have been absent from his duties hereunder on a full-time basis for the entire period of six consecutive months, and within thirty (30) days after written notice of termination is given (which may occur before or after the end of such six-month period) shall not have returned to the performance of his duties hereunder on a full-time basis, the Company may terminate Employee's employment hereunder.

                  (c) Cause. The company may terminate Employee's employment hereunder for "Cause". For purposes of this Agreement, "Cause" means the willful commission of an act of dishonesty or fraud by the Employee, provided that no act, or failure to act, on Employee's part shall be considered "willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of the Company. Notwithstanding the foregoing, Employee shall not be deemed to have been terminated for Cause without (i) reasonable notice to Employee setting forth the reasons for the Company's intention to terminate him for Cause, (ii) an opportunity for Employee, together with his counsel, to be heard before the full Board of Directors of the Company with reasonable advance notice of the time and place of meeting, and (iii) delivery to Employee of a Notice of Termination (as defined in Section 5.03 hereof) stating that in the good faith opinion of the Board of Directors, Employee was guilty of conduct constituting "Cause", and specifying the particulars thereof in detail.

         5.02. Termination by Employee. The Employee may terminate his employment without any breach of this Agreement only for "Good Reason". For purposes of this Agreement, "Good Reason" shall mean:

                  (a) the assignment to Employee of any duties inconsistent with Employee's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by Employee;

                  (b) any failure by the Company to comply with Section IV of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by Employee;

                  (c) the Company's requiring Employee to relocate to any office or location other than that described in Section 4.07 (excluding travel reasonably required in the performance of Employee's responsibilities);

                  (d) any purported termination by the Company of Employee's employment otherwise than as expressly permitted by this Agreement; or

                  (e)  any failure by the Company to comply with and satisfy
Section 8.04 of this Agreement.


         5.03.  Termination Procedure.
                ---------------------

                  (a) Notice of Termination. Any termination of Employee's employment by the Company or by Employee (other than termination due to Employee's death) shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall (i) indicate the specific termination provision in this Agreement relied upon, (ii) set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Employee's employment under the provision so indicated, and (iii) the Date of Termination (as defined below).

                  (b)  Date of Termination.  "Date of Termination" shall mean:
                       -------------------

                           (1)  if Employee's employment is terminated by his
death, the date of his death,

                           (2) if the Employee's employment is terminated
pursuant to Section 5.01(b), thirty (30) days after Notice of Termination is given (provided that Employee shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period),

                           (3) if Employee's  employment is terminated  pursuant
to Section  5.01(c),  the date specified in the Notice of Termination, and

                           (4) if  Executive's employment is terminated for any
other reason, the date on which a Notice of Termination is given, provided that if within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding and final arbitration award or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).

VI.  COMPENSATION UPON TERMINATION
     -----------------------------

         6.01. Death. If Employee's employment is terminated by reason of his death, this Agreement shall terminate without further obligations to Employee's legal representatives under this Agreement, other than those obligations accrued or earned and vested (if applicable) by Employee as of the Date of Termination, including, for this purpose (i) Employee's full base salary through the Date of Termination at the rate in effect on the Date of Termination, (ii) if Employee dies on or after the Company's year-end but before payment of the Company's year-end bonus (if any), the bonus payment to which Employee is entitled being hereinafter referred to as "Accrued Obligations". All such Accrued Obligations shall be paid to Employee's spouse or other designated beneficiary (or if he leaves to spouse or other designated beneficiary, to his estate) in a lump sum in cash within thirty (30) days after the Date of Termination.

         6.02. Disability. If Employee's employment is terminated by reason of disability pursuant to Section 5.01(b), this Agreement shall terminate without further obligations to Employee, other than the obligation to pay to Employee all Accrued Obligations. All such Accrued Obligations shall be paid to Employee in a lump sum in cash within thirty (30) days after the Date of Termination.

         6.03. Termination for Cause: Termination by Employee in Breach of Agreement. If Employee's employment is terminated for Cause or if Employee terminates employment for any reason other than Good Reason, this Agreement shall terminate without further obligations to Employee other than the Company's obligation to pay to Employee all Accrued Obligations. All such Accrued Obligations shall be paid to Employee in a lump sum in cash within thirty (30) days after the Date of Termination.

         6.04. Termination by Employee for Good Reason; Termination by the Company in Breach of Agreement. If Employee's employment is terminated by the Company for any reason other than those specified in Section 5.01, or if Employee shall terminate his employment for Good Reason:

                  (a) the Company shall pay to Employee in a lump sum in cash within thirty (30) days after the Date of Termination the aggregate of the following amounts:

                           (1)  Employee's full base salary through the end of
the Employment Period; and

                           (2) the product of (x) the annual bonus (if any) paid
to Employee for the last full fiscal year and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination and the denominator of which is 365; and

                           (3)  all Accrued Obligations.

                  (b) for the remainder of the Employment Period, or such longer period as any plan, program, practice or policy may provide, the Company shall continue benefits to Employee and/or Employee's family at least equal to those that would have been provided to them if Employee's employment had not been terminated, including health insurance and life insurance, and for purposes of eligibility for retiree benefits pursuant to such plans, practices, programs and policies, Employee shall be considered to have remained employed until the end of the Employment Period and to have retired on the last day of such period. In the event that Employee's participation in any such plan, program, practice or policy is barred, the Company shall arrange to provide Employee with benefits substantially similar to those which Employee would otherwise have been entitled to receive under the plans, programs, practices or policies from which his continued participation is barred.

VII.     CONFIDENTIALITY
         ---------------

                  Employee acknowledges and agrees that in the course of, or incident to, his employment, the Company may provide to Employee, or Employee may otherwise become exposed to, confidential information. For purposes of the Agreement, the term "confidential information" shall mean all information concerning the business of the Company, including but not limited to, all data processing programs, systems and methods of processing of the Company, all software concepts, ideas, developments or products of the Company, all inventions, experiments and research of the Company, all marketing initiatives or techniques of the Company, all customer and prospect lists of the Company, and all information received from third parties and held in confidence by the Company, but shall not include any information that enters the public domain, other than information that enters the public domain as a result of a violation by Employee, or any other person or entity at his direction. In light of the foregoing, Employee agrees to hold the confidential information in the strictest confidence and will not disclose (without the prior written consent of the Company) any portion thereof to any person or entity, other than the Company or those designated by it.

VIII.    MISCELLANEOUS
         -------------

         8.01. Notice. All notices or other communications hereunder shall be in writing and deemed given if mailed by registered or certified mail, return receipt requested, or by similarly reliable means, to the parties at the addresses set forth below or to such other addresses as shall be specified by notice to the other parties hereunder:



                           To the Company at:

                           Penn Treaty American Corporation
                           3440 Lehigh Street
                           Allentown, PA 18103

                           To Employee at:

                           1110 Alexander Lane
                            West Chester, PA 19382

         8.02. Waiver of or Consent to Breach. The waiver by the Company or Employee of a breach or violation of any of the provisions of this Agreement shall not operate or be construed as a waiver of any subsequent breach or violation thereof.

         8.03. Assignability. This Agreement shall not be assignable by Employee, but otherwise shall be binding upon and inure to the benefit of the parties hereto and their successors and assigns.

         8.04. Successors. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as herein before defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

         8.05. Withholding. The Company may withhold from any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

         8.06.  Employment Before Change of Control

                  (a) Employee and the Company acknowledge that the employment of Employee by the Company is "at will," and, prior to a Change of Control, may be terminated by either Employee or the Company at any time, subject to the terms and provisions of any written employment agreements between Employee and the Company. Upon a termination of Employee's employment prior to a Change of Control, there shall be no further rights under this Agreement.

                  (b) Nothing in this Agreement shall prevent or limit Employee's continuing or future participation in any benefit, bonus, incentive or other plans, programs, policies or practices provided by the Company and for which Employee may qualify, nor shall anything herein limit or otherwise affect such rights as Employee may have under any stock option or other agreements with the Company.

         8.07. Entire Agreement. This writing represents the entire agreement and understanding of the parties with respect to the matters addressed herein, and it may not be altered or amended except by a written instrument signed by the Company and Employee. Any and all promises, agreements, representations, warranties and other statements, written or oral, made among the parties in respect to such matters prior to, or contemporaneously with, the execution hereof are hereby canceled and superseded and shall be of no further force and effect.

         8.08. Severability. If any provision of this Agreement shall be or become illegal or unenforceable in whole or in part for any reason whatsoever, the remaining provisions shall be deemed severable and independent and shall nevertheless be deemed valid, binding and enforceable.

         8.09. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania.

         8.10. Headings. The headings in this Agreement are for convenience only; they form no part of this Agreement and shall not affect its interpretation.

         8.11. Gender. As used herein the neuter shall include the masculine and feminine, as the context may require.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                            PENN TREATY AMERICAN CORPORATION



                                            /s/ Irving Levit
                                            ---------------------------------
                                            By:  Irving Levit
                                            Title: Chief Executive Officer &
                                                   President




                                            /s/ William W. Hunt, Jr.
                                            ---------------------------------
                                            By:  William W. Hunt, Jr.
                                            Title:  Senior Vice President of
                                                    Finance

                                  Exhibit 10.49

                                CHANGE OF CONTROL
                              EMPLOYMENT AGREEMENT


         AGREEMENT made as of this 1st day of July, 2001 by and between PENN TREATY AMERICAN CORPORATION, a Pennsylvania corporation (the "Company"), and Bruce Stahl ("Employee").

         The Board of Directors of the Company has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of Employee, notwithstanding the possibility, threat, or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of Employee by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control, to encourage Employee's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide Employee with compensation arrangements upon a Change of Control which provide Employee with individual financial security and which are competitive with those of other corporations and, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

         In consideration of the mutual covenants set forth herein and intending to be legally bound hereby, the parties hereto agree as follows:

I.       CHANGE OF CONTROL

         For the purpose of this Agreement, a "Change of Control" shall mean:

                  (a) The acquisition, other than from the Company, by any person, entity or "group" within the meaning of Section 13(d) (3) or 14(d) (2) of the Securities Exchange Act of 1934 (the "Exchange Act"), but excluding, for this purpose, the Company, its subsidiaries, or any employee benefit plan of the Company or its subsidiaries which acquires beneficial ownership of voting securities of the Company of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either the then outstanding shares of common stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors; or

                  (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the directors of the Company, as such terms are used in Rule 14A-11 of Regulation 14A promulgated under the Exchange Act) shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent Board; or

                  (c) Approval by the shareholders of the Company of (i) a reorganization, merger or consolidation, in each case, with respect to which persons who were the shareholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company's then outstanding voting securities, or (ii) a liquidation or dissolution of the Company or the sale of all or substantially all of the assets of the Company (whether such assets are held directly or indirectly).

II.      EMPLOYMENT

         2.01. Effective Date. The Company hereby agrees to continue to employ Employee and Employee hereby agrees to remain an employee of the Company, for the period beginning upon a Change of Control (as defined in Section I) and ending on the first anniversary of such date (the "Employment Period"), subject to the terms and conditions hereinafter set forth. The Employment Period shall automatically be extended for one or more additional one-year periods commencing at the conclusion of the initial one-year period, unless three (3) months prior to the end of the initial term or any subsequent term, the Company shall have delivered to Employee, or Employee shall have delivered to the Company, written notice that the term of Employee's employment hereunder will not be extended.

         2.02. Prior Termination. Anything in this Agreement to the contrary, notwithstanding, if Employee's employment with the Company is terminated prior to the date on which a Change of Control occurs, and it is reasonably demonstrated that such termination (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then Employee's Employment Period shall begin as of the date immediately prior to the date of such termination.

III.     DUTIES
         ------

         3.01. Position and Duties. During the Employment Period, (a) Employee's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be comparable in all material respects with the most significant of those held, exercised and assigned at any time during the 90-day period immediately preceding the commencement of the Employment Period and (b) Employee's services shall be performed at the location where he was employed immediately preceding the commencement of the Employment Period or at any office or location not more than fifty (50) miles from such location.

         3.02. Full Efforts. During the Employment Period, Employee agrees to continue to devote reasonable attention and time to the business and affairs of the Company, consistent with prior practice, and to use his reasonable best efforts to perform faithfully and efficiently the responsibilities incidental to his position.

IV.      COMPENSATION AND RELATED MATTERS

         4.01. Base Salary. (a) During the Employment Period, the Company shall pay to Employee a base salary of not less than the highest base salary paid or payable to Employee by the Company during the twelve-month period immediately preceding the commencement of the Employment Period, payable in 24 equal installments on the 1st and 15th day of each month in arrears. This base salary may be increased from time to time by the Company's Board of Directors. Once Employee's base salary is increased, it may not thereafter be reduced.

         The base salary payments (including any increased base salary payments) hereunder shall not in any way limit or reduce any other obligation of the Company under this Agreement, nor shall any other compensation benefit or payment hereunder in any way limit or reduce the obligation of the Company to pay Employee's base salary.

         4.02. Bonus. During the Employment Period, the Company shall pay to Employee a bonus in an amount at least equal to the highest bonus paid to Employee during the three fiscal years immediately preceding the year in which the Employment Period commences.

         4.03. Incentive Awards. During the Employment Period, Employee shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable to key employees of the Company.

         4.04. Welfare Benefits. During the Employment Period, Employee shall be entitled to participate in all welfare plans, practices, policies and programs provided by the Company (including, without limitation, medical plans, dental plans, disability plans, and group or other insurance plans and benefits), to the extent that he is and remains eligible to participate thereunder, and subject to the provisions of such plans as the same may be in effect from time to time.

         4.05. Fringe Benefits. During the Employment Period, Employee shall be entitled to all fringe benefits provided by the Company to its key employees.

         4.06. Expenses. During the Employment Period, Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by him in performing services hereunder, including all travel and living expenses while away from home and on business or at the request of and in the service of the Company, provided that such expenses are incurred and accounted for in accordance with the policies and procedures established by the Company.

         4.07. Services Furnished. During the Employment Period, the Company shall furnish Employee with office space in the Company's current executive offices in Allentown, Pennsylvania (or in another location proximate to Allentown, Pennsylvania which is acceptable to Employee), secretarial assistance, and such other facilities and services as shall be suitable to Employee's position and adequate for the performance of his duties hereunder.

V.       TERMINATION

         5.01. Termination by Company. Employee's employment hereunder may be terminated by the Company without any breach of this Agreement only under the following circumstances:

                  (a) Death. Employee's employment hereunder shall terminate upon his death.

                  (b) Disability. If, as a result of Employee's incapacity due to physical or mental illness, Employee shall have been absent from his duties hereunder on a full-time basis for the entire period of six consecutive months, and within thirty (30) days after written notice of termination is given (which may occur before or after the end of such six-month period) shall not have returned to the performance of his duties hereunder on a full-time basis, the Company may terminate Employee's employment hereunder.

                  (c) Cause. The company may terminate Employee's employment hereunder for "Cause". For purposes of this Agreement, "Cause" means the willful commission of an act of dishonesty or fraud by the Employee, provided that no act, or failure to act, on Employee's part shall be considered "willful" unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of the Company. Notwithstanding the foregoing, Employee shall not be deemed to have been terminated for Cause without (i) reasonable notice to Employee setting forth the reasons for the Company's intention to terminate him for Cause, (ii) an opportunity for Employee, together with his counsel, to be heard before the full Board of Directors of the Company with reasonable advance notice of the time and place of meeting, and (iii) delivery to Employee of a Notice of Termination (as defined in Section 5.03 hereof) stating that in the good faith opinion of the Board of Directors, Employee was guilty of conduct constituting "Cause", and specifying the particulars thereof in detail.

         5.02. Termination by Employee. The Employee may terminate his employment without any breach of this Agreement only for "Good Reason". For purposes of this Agreement, "Good Reason" shall mean:

                  (a) the assignment to Employee of any duties inconsistent with Employee's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by Employee;

                  (b) any failure by the Company to comply with Section IV of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by Employee;

                  (c) the Company's requiring Employee to relocate to any office or location other than that described in Section 4.07 (excluding travel reasonably required in the performance of Employee's responsibilities);

                  (d) any purported termination by the Company of Employee's employment otherwise than as expressly permitted by this Agreement; or

                  (e)  any failure by the Company to comply with and satisfy
Section 8.04 of this Agreement.


         5.03.  Termination Procedure.
                ---------------------

                  (a) Notice of Termination. Any termination of Employee's employment by the Company or by Employee (other than termination due to Employee's death) shall be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall (i) indicate the specific termination provision in this Agreement relied upon, (ii) set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Employee's employment under the provision so indicated, and (iii) the Date of Termination (as defined below).

                  (b)  Date of Termination.  "Date of Termination" shall mean:

                           (1)  if Employee's employment is terminated by his
death, the date of his death,

                           (2) if the Employee's  employment is terminated
pursuant to Section 5.01(b), thirty (30) days after Notice of Termination is given (provided that Employee shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period),

                           (3) if Employee's employment is terminated  pursuant
to Section  5.01(c),  the date specified in the Notice of Termination, and

                           (4) if  Executive's employment is terminated for any
other reason, the date on which a Notice of Termination is given, provided that if within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding and final arbitration award or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).

VI.  COMPENSATION UPON TERMINATION
     -----------------------------

         6.01. Death. If Employee's employment is terminated by reason of his death, this Agreement shall terminate without further obligations to Employee's legal representatives under this Agreement, other than those obligations accrued or earned and vested (if applicable) by Employee as of the Date of Termination, including, for this purpose (i) Employee's full base salary through the Date of Termination at the rate in effect on the Date of Termination, (ii) if Employee dies on or after the Company's year-end but before payment of the Company's year-end bonus (if any), the bonus payment to which Employee is entitled being hereinafter referred to as "Accrued Obligations". All such Accrued Obligations shall be paid to Employee's spouse or other designated beneficiary (or if he leaves to spouse or other designated beneficiary, to his estate) in a lump sum in cash within thirty (30) days after the Date of Termination.

         6.02. Disability. If Employee's employment is terminated by reason of disability pursuant to Section 5.01(b), this Agreement shall terminate without further obligations to Employee, other than the obligation to pay to Employee all Accrued Obligations. All such Accrued Obligations shall be paid to Employee in a lump sum in cash within thirty (30) days after the Date of Termination.

         6.03. Termination for Cause: Termination by Employee in Breach of Agreement. If Employee's employment is terminated for Cause or if Employee terminates employment for any reason other than Good Reason, this Agreement shall terminate without further obligations to Employee other than the Company's obligation to pay to Employee all Accrued Obligations. All such Accrued Obligations shall be paid to Employee in a lump sum in cash within thirty (30) days after the Date of Termination.

         6.04. Termination by Employee for Good Reason; Termination by the Company in Breach of Agreement. If Employee's employment is terminated by the Company for any reason other than those specified in Section 5.01, or if Employee shall terminate his employment for Good Reason:

                  (a) the Company shall pay to Employee in a lump sum in cash within thirty (30) days after the Date of Termination the aggregate of the following amounts:

                           (1)  Employee's full base salary through the end of
the Employment Period; and

                           (2) the product of (x) the annual  bonus (if any)
paid to Employee for the last full fiscal year and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination and the denominator of which is 365; and

                           (3)  all Accrued Obligations.

                  (b) for the remainder of the Employment Period, or such longer period as any plan, program, practice or policy may provide, the Company shall continue benefits to Employee and/or Employee's family at least equal to those that would have been provided to them if Employee's employment had not been terminated, including health insurance and life insurance, and for purposes of eligibility for retiree benefits pursuant to such plans, practices, programs and policies, Employee shall be considered to have remained employed until the end of the Employment Period and to have retired on the last day of such period. In the event that Employee's participation in any such plan, program, practice or policy is barred, the Company shall arrange to provide Employee with benefits substantially similar to those which Employee would otherwise have been entitled to receive under the plans, programs, practices or policies from which his continued participation is barred.

VII.     CONFIDENTIALITY
         ---------------

                  Employee acknowledges and agrees that in the course of, or incident to, his employment, the Company may provide to Employee, or Employee may otherwise become exposed to, confidential information. For purposes of the Agreement, the term "confidential information" shall mean all information concerning the business of the Company, including but not limited to, all data processing programs, systems and methods of processing of the Company, all software concepts, ideas, developments or products of the Company, all inventions, experiments and research of the Company, all marketing initiatives or techniques of the Company, all customer and prospect lists of the Company, and all information received from third parties and held in confidence by the Company, but shall not include any information that enters the public domain, other than information that enters the public domain as a result of a violation by Employee, or any other person or entity at his direction. In light of the foregoing, Employee agrees to hold the confidential information in the strictest confidence and will not disclose (without the prior written consent of the Company) any portion thereof to any person or entity, other than the Company or those designated by it.

VIII.    MISCELLANEOUS
         -------------

         8.01. Notice. All notices or other communications hereunder shall be in writing and deemed given if mailed by registered or certified mail, return receipt requested, or by similarly reliable means, to the parties at the addresses set forth below or to such other addresses as shall be specified by notice to the other parties hereunder:



                           To the Company at:

                           Penn Treaty American Corporation
                           3440 Lehigh Street
                           Allentown, PA 18103

                           To Employee at:

                           -----------------
                           -----------------

         8.02. Waiver of or Consent to Breach. The waiver by the Company or Employee of a breach or violation of any of the provisions of this Agreement shall not operate or be construed as a waiver of any subsequent breach or violation thereof.

         8.03. Assignability. This Agreement shall not be assignable by Employee, but otherwise shall be binding upon and inure to the benefit of the parties hereto and their successors and assigns.

         8.04. Successors. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as herein before defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

         8.05. Withholding. The Company may withhold from any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

         8.06.  Employment Before Change of Control

                  (a) Employee and the Company acknowledge that the employment of Employee by the Company is "at will," and, prior to a Change of Control, may be terminated by either Employee or the Company at any time. Upon a termination of Employee's employment prior to a Change of Control, there shall be no further rights under this Agreement.

                  (b) Nothing in this Agreement shall prevent or limit Employee's continuing or future participation in any benefit, bonus, incentive or other plans, programs, policies or practices provided by the Company and for which Employee may qualify, nor shall anything herein limit or otherwise affect such rights as Employee may have under any stock option or other agreements with the Company.

         8.07. Entire Agreement. This writing represents the entire agreement and understanding of the parties with respect to the matters addressed herein, and it may not be altered or amended except by a written instrument signed by the Company and Employee. Any and all promises, agreements, representations, warranties and other statements, written or oral, made among the parties in respect to such matters prior to, or contemporaneously with, the execution hereof are hereby canceled and superseded and shall be of no further force and effect.

         8.08. Severability. If any provision of this Agreement shall be or become illegal or unenforceable in whole or in part for any reason whatsoever, the remaining provisions shall be deemed severable and independent and shall nevertheless be deemed valid, binding and enforceable.

         8.09. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania.

         8.10. Headings. The headings in this Agreement are for convenience nly; they form no part of this Agreement and shall not ffect its interpretation.

         8.11. Gender. As used herein the neuter shall include the masculine and feminine, as the context may require.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                            PENN TREATY AMERICAN CORPORATION



                                            /s/ Irving Levit
                                            ---------------------------------
                                            By:  Irving Levit
                                            Title: Chief Executive Officer &
                                                   President




                                            /s/ Bruce Stahl
                                            ---------------------------------
                                            By:  Bruce Stahl
                                            Title:  Vice President and Chief
                                                    Actuary

                                  Exhibit 10.50

                              EMPLOYMENT AGREEMENT

This Employment Agreement (this "Agreement") is made effective as of June 1, 2001, by and between PENN TREATY NETWORK AMERICA INSURANCE COMPANY, a Pennsylvania corporation, and its affiliates and parent corporation (collectively, the "Company"), and William W. Hunt, Jr., residing at 1110 Alexander Lane, West Chester, PA 19382 ("Executive").

      WHEREAS, the Company desires to employ Executive as its Senior Vice President of Finance, and

      WHEREAS, Executive desires to be so employed by the Company, and

           WHEREAS, the Company and Executive desire to set forth the terms on which Executive shall be employed by the Company.

         NOW, THEREFORE, in consideration of the promises and mutual covenants contained herein and intending to be legally bound, the parties agree as follows:

1. EMPLOYMENT. The Company shall employ Executive as Senior Vice President of Finance on the terms and subject to the conditions set forth in this Agreement.

     a. Scope and Duties. Executive shall perform such executive duties as are normally associated with the position of a Senior Vice President of Finance and as otherwise agreed by the parties hereto. Executive shall be a member of the Company's senior management team and shall report directly to the President, Chief Executive Officer and Chairman of the Board. The duties of Executive shall be performed primarily in Pennsylvania and as otherwise agreed by the parties hereto. Executive's principal place of business shall be at the offices of the Company in Allentown, Pennsylvania or at such other location(s) as the parties may agree from time to time.

     Executive shall devote his entire productive time, ability and attention to the business of the Company and shall perform all duties in a professional, ethical and businesslike manner. Executive will not, during the term of this Agreement, directly or indirectly engage in any other business, either as an employee, employer, consultant, principal, officer, director, advisor, or in any other capacity, either with or without compensation, without the prior written consent of the President, Chief Executive Officer and Chairman of the Board of the Company.

2. BEST EFFORTS OF EXECUTIVE. Executive shall use his best efforts to perform, to the best of his ability, faithfully and efficiently the responsibilities that may be required by the express and implicit terms of this Agreement, to the reasonable satisfaction and sole discretion of the Company. Such duties shall be provided at such place(s) as the needs, business, or opportunities of the Company may require from time to time.

Executive shall devote all of his business time to his obligations to the Company pursuant to this Agreement, and shall not, without the approval of the Company's President, Chief Executive Officer and Chairman of the Board, render services of a business nature to any other person or entity, if such activities would materially interfere with the performance of Executive's duties under this Agreement.

3.  COMPENSATION.

     a. Base Salary. As compensation for the services provided by Executive under this Agreement, the Company will pay Executive an annual salary of $150,000 (one hundred and fifty thousand dollars) which shall be payable at the usual times for the payment of the Company's other salaried employees, subject to adjustment as provided herein. Upon termination of this Agreement, payments under this paragraph shall cease as set forth in paragraph 4 below. This section of the Agreement is included only for accounting and payroll purposes and should not be construed as establishing a minimum or definite term of employment. The base salary shall be adjusted at the end of each year of employment at the discretion of the Board of Directors.

     b. Bonus. In addition to the base salary payments described in the preceding paragraph, Executive shall be eligible to receive an annual performance bonus which shall be granted in accordance with the Company's established criteria of awarding bonuses.

     c. Stock Options. The Company shall make an initial grant of 30,000 (thirty thousand) stock options to Executive, in accordance with the terms of the Company's Non-Qualified Incentive Stock Option Plan. Such options shall be granted on July 31, 2001 at an exercise price of $3.40 with 10,000 (ten thousand) options vesting on the initial grant date and the remaining 20,000 (twenty thousand) options vesting on July 31, 2002. Executive shall also be eligible to receive additional stock option grants in accordance with the Company's established criteria for granting stock options to similarly situated executives of the Company.

     d. Automobile. The Company shall lease or purchase, for Executive's use, a mutually agreeable vehicle and the Company shall assume responsibility for all lease or purchase payments, regularly scheduled maintenance, automobile insurance premiums and necessary repairs for such vehicle.

    e. Expenses. During the term of employment hereunder, Executive shall be entitled to receive prompt reimbursement for all reasonable and necessary expenses incurred by him in performing services hereunder, provided that such expenses are incurred and accounted for in accordance with the policies and procedures established by the Company. Executive will maintain records and written receipts as required by the Company policy and as reasonably requested by the board of directors to substantiate such expenses. Additionally, Executive shall receive a Company credit card to be used in accordance with Company policies for reasonable and necessary expenses such as travel, entertainment and other related company business expenses.

     f. Other Benefits. During the term of Executive's employment under this Agreement, Executive shall be entitled to receive all benefits (such as medical, dental, disability and life insurance, paid time off and retirement plan coverage) as are generally available from time to time to similarly situated executives of the Company and the portion of such benefits paid by Executive shall be consistent with the portion of such benefits paid by similarly situated employees of the Company. Executive shall, at his option, be eligible to participate in any incentive compensation, stock option, stock purchase or similar plans or programs as the Company may maintain for compensating similarly situated employees at such level of participation as the Board of Directors may determine in its reasonable discretion based upon Executive's responsibilities and performance.

4. TERM/TERMINATION. Executive's employment under this Agreement shall be for an unspecified term on an "at will" basis and may be terminated by either party as set forth below.

     a. Executive's employment may be terminated by the Company at its discretion at any time and, if the Company shall so terminate Executive pursuant to this subsection, Executive shall be entitled to receive certain compensation for a period of time following the effective date of Executive's termination as set forth below ("Severance Period"). If the Company shall so terminate this Agreement within the first three months of Executive's employment, Executive shall be entitled to compensation for three months beyond the termination date of such termination, unless the Company terminates Executive's employment for Cause. If the Company shall terminate this Agreement after the first three months but within the first six months of Executive's employment, Executive shall be entitled to compensation for six months beyond the termination date of such termination, unless the Company terminates Executive's employment for Cause. If the Company shall terminate this Agreement at any time after the first six months of Executive's employment, Executive shall be entitled to compensation for twelve months beyond the termination date of such termination, unless the Company terminates Executive's employment for Cause. The Company shall pay such amounts to Executive in a lump sum in cash within thirty (30) days after the date of termination. In the event of such a discretionary termination by the Company, Executive shall not be entitled to receive any bonus payments or other compensation, prorated or otherwise; however, Executive shall be entitled to continue to receive all stock options previously granted to Executive that vest during the Severance Period. The Company shall also pay for the reasonable and customary charges for the services of an outplacement career organization for Executive's benefit for a period of one-month following the date of termination.

     b. Executive may terminate this Agreement at Executive's discretion at any time. In the event of termination by Executive pursuant to this subsection, the Company may immediately relieve Executive of all duties and immediately terminate this Agreement, provided that the Company shall pay Executive at the then applicable base salary rate to the termination date included in Executive's original termination notice. The compensation provided for under this section 4(b) shall be Executive's exclusive remedy and Executive shall not be paid any bonus payments or other compensation, prorated or otherwise.

           However, if Executive shall terminate his employment for Good Reason, Executive shall be entitled be entitled to receive compensation from the date of termination according to the schedule set forth in Section 4(a) above. The Company shall pay such amounts to Executive in a lump sum in cash within thirty
(30) days after the date of termination. Executive shall not be entitled to receive any bonus payments or other compensation, prorated or otherwise; however, Executive shall be entitled to continue to receive all stock options previously granted to Executive that vest during the Severance Period. For purposes of this Agreement, "Good Reason" shall mean:

                  (1) the assignment to Executive of any duties inconsistent with Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by Executive;

                  (2) the Company's requiring Executive to relocate to any office or location other than that described in Section 1(a) (excluding travel reasonably required in the performance of Employee's responsibilities);

     c. In the event that Executive is in breach of any material obligation owed to the Company in this Agreement, habitually neglects the duties to be performed under this Agreement, engages in any conduct which is dishonest, damages the reputation or standing of the Company, or is convicted of any criminal act or engages in any act of moral turpitude, this shall constitute "Cause" as set forth in this Agreement. The Company may terminate Executive's employment for Cause without notice. In event of termination of the Agreement pursuant to this subsection, Executive shall be only be entitled to be paid for days worked that occurred prior to the date of termination and for which Executive has not yet been paid. The compensation provided for under this Agreement shall be Executive's exclusive remedy and Executive shall not be paid any bonus payments or other compensation, prorated or otherwise.

5. Upon termination of Executive's employment by either party or for any reason, Executive shall immediately return to the Company all lists, books, records, financial data, and any other materials or data of any kind furnished to you by the Company, or owned by the Company, and shall not keep any copies without the Company's express consent. Executive further agrees that he shall not at any time utilize or divulge any of the Company's trade secrets, proprietary or confidential information to any third party without the Company's prior written consent.

6. This Agreement shall be binding upon and inure to the benefit of the Company and any of its successors or assigns. The obligations of the Company under paragraphs 4 and 5 shall survive any termination of this Agreement.

7. The law of the Commonwealth of Pennsylvania shall control all questions related to the Agreement. With the exception of the Change in Control Employment Agreement executed by both parties and dated June 18, 2001, this Agreement contains the entire understanding of the parties with respect to Executive's employment with the Company and supersedes all prior agreements and understandings, express or implies, oral or written. This Agreement may not be modified except by an agreement in writing signed by the Chief Executive Officer of the Company and the Executive.

8. Headings used in this Agreement are provided for convenience only and shall not be used to construe meaning or intent.

9. Neither this Agreement nor any or interest in this Agreement may be assigned by Executive without the prior express written approval of Company, which may be withheld by Company at Company's absolute discretion.

10. If any term of this Agreement is held by a court of competent jurisdiction to be invalid or unenforceable, then this Agreement, including all of the remaining terms, will remain in full force and effect as if such invalid or unenforceable term had never been included.

11. The parties agree that they will use their best efforts to amicably resolve any dispute arising out of or relating to this Agreement. Any controversy, claim or dispute that cannot be so resolved shall be settled by final binding arbitration in accordance with the rules of the American Arbitration Association and judgment upon the award rendered by the arbitrator or arbitrators may be entered in any court having jurisdiction thereof. Any such arbitration shall be conducted in Lehigh County, Pennsylvania, or such other place as may be mutually agreed upon by the parties. Within fifteen (15) days after the commencement of the arbitration, each party shall select one person to act arbitrator, and the two arbitrators so selected shall select a third arbitrator within ten (10) days of their appointment. Each party shall bear its own costs and expenses and an equal share of the arbitrator's expenses and administrative fees of arbitration.

IN WITNESS WHEREOF, the parties, intending to be legally bound, hereto have executed this Agreement as of the date first above written.


By:  PENN TREATY NETWORK AMERICA            By:  William W. Hunt, Jr.
       INSURANCE COMPANY


/s/ Irving Levit                            /s/ William W. Hunt, Jr.
-----------------------------               ----------------------------------
Irving Levit, President and                 William W. Hunt, Jr.
Chief Executive Officer                     Senior Vice President of Finance