Form 10-Q
period 2001-09-30
PENN TREATY AMERICAN CORP
filed 2001-11-14
CIK 814181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of November 6, 2001 was 19,367,737.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Penn Treaty American Corporation is one of the leading providers of long-term nursing home and home health care insurance. Our Unaudited Consolidated Balance Sheets, Statements of Operations and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 10 of this report, respectively. Our financial statements represent the consolidation of our operations and those of our subsidiaries: Penn Treaty Network America Insurance Company ("PTNA"), American Network Insurance Company ("American Network"), American Independent Network Insurance Company of New York ("American Independent") and Penn Treaty (Bermuda) Ltd. ("Penn Treaty (Bermuda)") (collectively, the "Insurers") and United Insurance Group Agency, Inc. ("UIG"), Network Insurance Senior Health Division ("NISHD") and Senior Financial Consultants (collectively, the "Agencies"), which are underwriters and marketers of long-term care insurance, disability and other senior-market products. PTNA is also an underwriter of life insurance products.



                        PENN TREATY AMERICAN CORPORATION
                                 AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (amounts in thousands)
                                                                                      September 30,   December 31,
                                                                                           2001          2000
                                                                                           ----          ----
                                                                                       (unaudited)
                                     ASSETS


Investments:
  Bonds, available for sale at market (cost of $484,902 and $349,877, respectively)      $ 505,475    $ 349,488
  Bonds, classified as trading                                                              15,872         --
  Equity securities at market value (cost of $18,837 and $17,112, respectively)             16,776       16,496
  Policy loans                                                                                 188          142
                                                                                         ---------    ---------
Total investments                                                                          538,311      366,126
Cash and cash equivalents                                                                   65,648      116,596
Property and equipment, at cost, less accumulated depreciation of
  $6,327 and $5,162, respectively                                                           12,881       12,467
Unamortized deferred policy acquisition costs                                              248,103      251,711
Receivables from agents, less allowance for
  uncollectable amounts of $199 and $199, respectively                                       2,177        3,333
Accrued investment income                                                                    7,559        6,214
Federal income tax recoverable                                                               2,092        3,671
Cost in excess of fair value of net assets acquired, less
  accumulated amortization of $3,960 and $3,314, respectively                               26,095       27,064
Present value of future profits acquired                                                     2,075        2,352
Receivable from reinsurers                                                                  12,193       16,131
Other assets                                                                                51,340       50,466
                                                                                         ---------    ---------
    Total assets                                                                         $ 968,474    $ 856,131
                                                                                         =========    =========
                                   LIABILITIES
Policy reserves:
  Accident and health                                                                    $ 365,225    $ 348,344
  Life                                                                                      13,083       13,065
Policy and contract claims                                                                 203,372      164,565
Accounts payable and other liabilities                                                      24,037       14,706
Long-term debt                                                                              79,210       81,968
Deferred income taxes                                                                       52,837       45,421
                                                                                         ---------    ---------
    Total liabilities                                                                      737,764      668,069
                                                                                         ---------    ---------
                              SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding                   --           --
Common stock, par value $.10; 40,000 shares authorized, 19,749 and 8,202 shares issued       1,975          820
Additional paid-in capital                                                                  78,514       53,879
Accumulated other comprehensive income (loss)                                               12,028         (662)
Retained earnings                                                                          144,898      140,730
                                                                                         ---------    ---------
                                                                                           237,415      194,767
Less 915 and 915, respectively, common shares held in treasury, at cost                     (6,705)      (6,705)
                                                                                         ---------    ---------
                                                                                           230,710      188,062
                                                                                         ---------    ---------
    Total liabilities and shareholders' equity                                           $ 968,474    $ 856,131
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

                                                         Three Months Ended September 30,  Nine Months Ended September 30,
                                                         --------------------------------  -------------------------------
                                                                  2001           2000           2001           2000
                                                                  ----           ----           ----           ----

 Revenue:
   Premiums                                                    $  80,588      $  91,963      $ 266,646      $ 264,826
   Net investment income                                           8,571          6,874         22,481         19,671
   Net realized capital (losses) gains                              (314)           503         (1,168)         1,244
   Trading account (loss) income                                  (1,506)          --           (2,830)          --
   Other income                                                    2,548          2,383          7,313          6,743
                                                               ---------      ---------      ---------      ---------
                                                                  89,887        101,723        292,442        292,484
 Benefits and expenses:
   Benefits to policyholders                                      47,220         61,120        179,592        180,519
   Commissions                                                    16,920         25,716         62,744         77,088
   Net policy acquisition costs amortized (deferred)               7,255         (9,111)         3,608        (32,091)
   General and administrative expense                             11,079         12,951         36,670         36,285
   Reserve for claim litigation                                     --             (500)          (250)         1,000
   Interest expense                                                1,238          1,281          3,760          3,843
                                                               ---------      ---------      ---------      ---------
                                                                  83,712         91,457        286,124        266,644
                                                               ---------      ---------      ---------      ---------

Income before federal income taxes                                 6,175         10,266          6,318         25,840
 Provision for federal income tax                                  2,100          3,490          2,148          8,786
                                                               ---------      ---------      ---------      ---------
     Net income                                                    4,075          6,776          4,170         17,054
                                                               ---------      ---------      ---------      ---------

  Other comprehensive income:
     Unrealized holding gain arising during period                14,341          5,197         15,519          2,022
     Income tax expense from unrealized holdings                  (5,019)        (1,767)        (5,432)          (687)
     Reclassification adjustment for realized loss (gain)          1,820           (503)         3,998         (1,244)
     Income (tax) benefit from reclassification adjustment          (637)           171         (1,400)           423
                                                               ---------      ---------      ---------      ---------

     Comprehensive income                                      $  14,580      $   9,874      $  16,855      $  17,568
                                                               =========      =========      =========      =========


 Basic earnings per share                                      $    0.22      $    0.93      $    0.33      $    2.34
 Diluted earnings per share                                    $    0.22      $    0.76      $    0.33      $    1.96


 Weighted average number of shares outstanding                    18,836          7,277         12,703          7,277
 Weighted average number of shares outstanding (diluted)          18,836          9,982         12,826          9,970

          See accompanying notes to consolidated financial statements.



                        PENN TREATY AMERICAN CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30,
                                   (unaudited)
                             (amounts in thousands)
                                                                    2001           2000
                                                                    ----           ----
Net cash flow from operating activities:
  Net income                                                     $   4,170      $  17,054
  Adjustments to reconcile net income to cash
    provided by operations:
    Amortization of intangible assets                                1,516          1,552
    Policy acquisition costs, net                                    3,608        (32,091)
    Deferred income taxes                                              583            515
    Depreciation expense                                             1,165            818
    Net realized capital losses (gains)                              1,168         (1,244)
    Trading account loss                                             2,830           --
    Net proceeds from purchases and sales of trading account        (1,172)          --
  Increase (decrease) due to change in:
    Receivables from agents                                          1,156            (70)
    Receivable from reinsurers                                       3,938             (8)
    Policy and contract claims                                      38,807         19,136
    Policy reserves                                                 16,899         67,620
    Accounts payable and other liabilities                           9,331           (456)
    Federal income taxes recoverable                                 1,579          1,616
    Federal income taxes payable                                      --            2,044
    Accrued investment income                                       (1,345)        (1,030)
    Other, net                                                      (1,077)        (3,105)
                                                                 ---------      ---------
      Cash provided by operations                                   83,156         72,351
Cash flow used in investing activities:
  Net cash purchase of subsidiary                                     --           (6,000)
  Proceeds from sales of bonds                                      70,780         97,406
  Proceeds from sales of equity securities                           8,395         24,341
  Maturities of investments                                         12,402         10,282
  Purchase of bonds                                               (234,412)      (156,693)
  Purchase of equity securities                                    (12,670)       (22,867)
  Acquisition of property and equipment                             (1,579)        (2,404)
                                                                 ---------      ---------
      Cash used in investing                                      (157,084)       (55,935)
Cash flow provided by (used in) financing activities:
  Proceeds from exercise of stock options                               12              7
  Net proceeds from rights offering                                 25,726           --
  Repayments of long-term debt                                      (2,758)          (874)
                                                                 ---------      ---------
      Cash provided by (used in) financing                          22,980           (867)
                                                                 ---------      ---------
(Decrease) increase in cash and cash equivalents                   (50,948)        15,549
Cash balances:
  Beginning of period                                              116,596         17,347
                                                                 ---------      ---------
  End of period                                                  $  65,648      $  32,896
                                                                 =========      =========

                    See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(unaudited)
(amounts in thousands, except per share data)

The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2000 of Penn Treaty American Corporation (the "Company").

In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations, comprehensive income and cash flows for the interim periods. Certain prior period amounts have been reclassified to conform to current period presentation.

1.       Recent Developments:

         In the Company's Annual Report on Form 10-K for the year ended December 31, 2000, it reported that its Report of Independent Accountants contained a going concern qualification. The going concern qualification addressed the parent company's liquidity and the statutory capital and surplus position of PTNA.

         On April 27, 2001, the Company distributed rights to its shareholders and holders of its 6.25% convertible subordinated notes due 2003 ("Rights Offering") for the purpose of raising new equity capital. Pursuant to the Rights Offering, holders of the Company's common stock and holders of its convertible subordinated notes received rights to purchase approximately 11,550 newly issued shares of common stock at a set price of $2.40 per share. The rights offering was completed on May 25, 2001 and generated net proceeds of $25,726 in additional equity capital. The Company contributed $18,000 of the net proceeds to the statutory capital of its subsidiaries, PTNA and American Network.

         At December 31, 2000, PTNA's statutory surplus had decreased such that it was at the Regulatory Action Level established by the Pennsylvania Insurance Department (the "Department"), below which a company must prepare and submit to the Department a Corrective Action Plan that details the insurer's plan to raise additional statutory capital over the next four years. As a result, PTNA is required to prepare and submit a Corrective Action Plan (the "Plan") to the Department for approval.

         PTNA has prepared, with the assistance of its consulting actuaries, a Plan that includes new business generation and additional capital generation from the sale of assets and reinsurance. As part of the Plan, the Department has requested PTNA to adopt more conservative claims assumptions in the establishment of its statutory reserves, as indicated in the preliminary findings of the Department's most recent financial examination. While PTNA believes that it may not be required by the Pennsylvania Insurance Act to adopt these claims assumptions, it agrees that more conservative assumptions for the computation of statutory reserves are appropriate given recent Company and industry developments in types of care, policy persistency and claims duration. However, the Department has rejected PTNA's assertion that premium rate increases should also be considered in the reestablishment of statutory reserves where modified assumptions are incorporated.

         PTNA has incorporated the more conservative assumptions for all new policies written after June 30, 2001 and proposes to include the impact of these assumptions for existing business in its calculation of reserves progressively over a three-year period. PTNA's statutory reserves, as reported for the period ended September 30, 2001, have been recorded in accordance with the proposed Plan. Although PTNA began operating under the Plan during the third quarter of 2001, the Department has not yet approved the Plan or PTNA's current reserving methodology. If the Plan is not approved, PTNA's statutory financial position could be significantly adversely affected.

         Effective September 11, 2001, the Company determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was completed and approved by the Department. This decision resulted from the Company's concern about further depletion of statutory surplus from new sales prior to the completion and approval of the Plan and from increasing concern regarding the status of the Plan expressed by many states in which the Company is licensed to conduct business.

         On August 13, 2001, the Company announced that it had signed a letter of intent with an unaffiliated insurer for the reinsurance of its disability product line. Subsequent to September 30, 2001, the Company completed the reinsurance agreement, effective September 1, 2001, for approximately $5,000. The statutory surplus of both American Network and PTNA was increased from the ceding allowanceof the reinsurance agreement. The ceding allowance of approximately $5,000 has been deferred, and will be amortized over the remaining life of the reinsured policies.

         On August 13, 2001, the Company announced that it had signed a letter of intent with an unaffiliated insurer for the sale of American Independent and Penn Treaty (Bermuda). The sale remains subject to the negotiation and execution of definitive purchase agreements and regulatory approval.

2.       Deferred Policy Acquisition Costs and Policy Reserves:

         During the second quarter 2001, the Company, with the assistance of its new consulting actuary, completed an analysis to determine if existing policy reserves and policy and contract claim reserves, together with the present value of future gross premiums, would be sufficient to (1) cover the present value of future benefits to be paid to policyholders and settlement and maintenance costs and (2) recover unamortized deferred policy acquisition costs. The Company determined that it would require premium rate increases on a majority of its existing products in order to fully recover its present deferred policy acquisition cost asset from future profits.

         As a result of this analysis, the Company recorded a loss of approximately $300 through a net change in the policy reserves and unamortized deferred policy acquisition costs. Future changes in policy reserves and unamortized deferred policy acquisition costs will be based on these revised assumptions. In determining the impairment, the Company evaluated future claims expectations, premium rates and required rate increases, persistency and expense projections.

3.       Contingencies:

         The Company received notice on April 17, 2001 that it and certain of its key executive officers had been named as defendants in class action lawsuits filed in the United States District Court for the Eastern District of Pennsylvania as a result of the Company's recent stock performance. The complaints in each case allege that the Company and its executives made misleading statements about the Company's statutory surplus, statutory reserves and financial health. The Company cannot predict the outcome of these class action lawsuits; however, it contends that the lawsuits are baseless and completely without merit, and intends to defend itself vigorously.

4.       Codification:

         In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance in some areas where statutory accounting has been silent and changes current statutory accounting in other areas.

         The Pennsylvania Insurance Department and the New York Insurance Department, with certain revisions, have adopted the Codification guidance, effective January 1, 2001. The Company has adopted the Codification guidance, including certain limitations on the recognition of goodwill and EDP equipment and other than temporary declines in investments, which reduced the statutory surplus of the Company's insurance subsidiaries at January 1, 2001 by approximately $3,050.

5.       Investments:

         Management has categorized the majority of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of September 30, 2001, shareholders' equity was increased by $12,028 due to unrealized gains of $18,512 in the investment portfolio. As of December 31, 2000, shareholders' equity was decreased by $662 due to unrealized losses of $1,005 in the investment portfolio.

         The amortized cost and estimated market value of the Company's available for sale investment portfolio as of September 30, 2001 and December 31, 2000 are as follows:

                                   September 30, 2001           December 31, 2000
                                   ------------------           -----------------
                                Amortized    Estimated       Amortized    Estimated
                                  Cost      Market Value       Cost      Market Value
                                  ----      ------------       ----      ------------

U.S. Treasury securities
  and obligations of U.S
  Government authorities
  and agencies                 $ 182,652     $ 194,699      $ 120,691     $ 125,981

Obligations of states and
  political sub-divisions            572           626            572           600

Mortgage backed securities        38,973        40,245         26,529        26,720

Debt securities issued by
 foreign governments              14,298        14,727         15,817        15,549

Corporate securities             248,407       255,178        186,268       180,638

Equities                          18,837        16,776         17,112        16,496
                               ---------     ---------      ---------     ---------

Total Investments              $ 503,739     $ 522,251      $ 366,989     $ 365,984
                               =========     =========      =========     =========

Net unrealized gain (loss)        18,512                       (1,005)
                               ---------                    ---------

                               $ 522,251                    $ 365,984
                               =========                    =========

         Effective January 1, 2001, in accordance with Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), the Company transferred its convertible bond portfolio, which contained embedded derivatives, from the available for sale category of investments to the trading category. Realized gains and losses and changes in unrealized gains and losses for the trading portfolio are recorded in current operations. The unrealized loss at the time of the transfer was $1,064.

         During the nine month period ended September 30, 2001, the Company recognized impairment losses of $1,657 on equity securities, which it deemed to be other than temporary.

6.       New Accounting Principles:

         Effective January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 137, "Deferral of the Effective Date of FAS 133," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

         In accordance with SFAS No. 133, the Company transferred its convertible bond portfolio from the available for sale category to the trading category.

         The Company is party to an interest rate swap agreement, which converts its mortgage loan from a variable rate to a fixed rate instrument. The Company determined that the swap qualifies as a cash-flow hedge. The notional amount of the swap is approximately $1,500. The effects have been determined to be immaterial to the financial statements.

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

         SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company will adopt SFAS No. 142 on January 1, 2002 and will cease amortizing goodwill at that time. All goodwill recognized in the Company's consolidated balance sheet at January 1, 2002 should be assigned to one or more reporting units. Goodwill in each reporting unit should be tested for impairment by June 30, 2002. An impairment loss recognized as a result of a transitional impairment test of goodwill should be reported as the cumulative effect of a change in accounting principle.

           Although the Company believes there are separately identifiable intangible assets currently included in the total cost in excess of fair value of net assets acquired on the consolidated balance sheet, it has not yet evaluated the impact of SFAS No. 141 and SFAS No. 142 on its financial condition or results of operations.

7.       Reconciliation of Earnings Per Share:

         A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation follows. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects are not included.


                                                 Three Months Ended September 30, Nine Months Ended September 30,
                                                 -------------------------------- -------------------------------
                                                      2001           2000               2001           2000
                                                      ----           ----               ----           ----
Net income                                           $ 4,075        $ 6,776            $ 4,170        $17,054
Weighted average common shares outstanding            18,836          7,277             12,703          7,277
Basic earnings per share                             $  0.22        $  0.93            $  0.33        $  2.34
                                                     =======        =======            =======        =======

Net income                                           $ 4,075        $ 6,776            $ 4,170        $17,054
Adjustments net of tax:
     Interest expense on convertible debt               --              771               --            2,313
     Amortization of debt offering costs                --               60               --              180
                                                     -------        -------            -------        -------
Diluted net income                                   $ 4,075        $ 7,607            $ 4,170        $19,547
                                                     =======        =======            =======        =======

Weighted average common shares outstanding            18,836          7,277             12,703          7,277
Common stock equivalents due to dilutive
     effect of stock options                            --               77                123             65
Shares converted from convertible debt                  --            2,628               --            2,628
                                                     -------        -------            -------        -------
Total outstanding shares for diluted earnings
     per share computation                            18,836          9,982             12,826          9,970
Diluted earnings per share                           $  0.22        $  0.76            $  0.33        $  1.96
                                                     =======        =======            =======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         As a result of our insurance subsidiary surplus needs and parent company liquidity requirements, the Report of Independent Accountants for our fiscal 2000 financial statements contained a going concern qualification. See "- Liquidity and Capital Resources."

         Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care, Medicare supplement and long-term disability insurance. We experienced significant reductions in new premium sales due to the cessation of new business generation in all states and as a result of market concerns regarding our insurance subsidiaries' statutory surplus. Under our proposed Corrective Action Plan, currently being formulated with the Pennsylvania Insurance Department and our consulting actuaries, we intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. Our underwriting practices rely upon the base of experience that we have developed in over 29 years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, we have encouraged our customers to purchase both nursing home and home health care coverage, thus providing our insureds with enhanced protection and broadening our policy base.

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

         Deferred policy acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred policy acquisition costs ("DAC") is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies.

         With the assistance of our new consulting actuary, we reviewed the appropriateness and recoverability of our DAC asset. We determined that we require premium rate increases on a majority of our existing products in order to fully recover our present DAC from future profits. In the event that premium rate increases cannot be obtained as needed, our DAC would be impaired and we would incur an expense in the amount of the impairment. See "- Net Policy Acquisition Costs Deferred."

         The number of years a policy has been in effect. Claims costs tend to be higher on policies that have been in-force for a longer period of time. As the policy ages, it is more likely that the insured will need services covered by the policy. However, the longer the policy is in effect, the more premium we receive.

         Investment income. Our investment portfolio consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the duration of our investments (approximately 5.0 years), investment interest income does not immediately reflect changes in market interest rates. However, we are susceptible to changes in market rates when cash flows from maturing investments are reinvested at prevailing market rates. As of September 30, 2001, 3.2% of our invested assets were committed to common stocks and small capitalization preferred stocks.

         Lapsation and persistency. Factors that affect our results of operations include lapsation and persistency, both of which relate to the renewal of insurance policies. Lapsation is the termination of a policy by non-renewal. Lapsation is automatic if and when premiums become more than 31 days overdue although, in some cases, a lapsed policy may be reinstated within six months. Persistency represents the percentage of premiums renewed, which we calculate by dividing the total annual premiums at the end of each year (less first year premiums for that year) by the total annual premiums in-force for the prior year. For purposes of this calculation, a decrease in total annual premiums in-force at the end of any year would be the result of non-renewal of policies, including policies that have terminated by reason of death, lapsed due to nonpayment of premiums and/or been converted to other policies we offered. First year premiums are premiums covering the first twelve months a policy is in-force. Renewal premiums are premiums covering all subsequent periods.

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

         Lapsation and persistency can both positively and adversely impact future earnings. Reduced lapses and higher persistency generally result in higher renewal premiums and lower amortization of deferred acquisition costs, but may lead to increased claims in future periods. Higher lapsation can result in reduced premium collection and a greater percentage of higher-risk policyholders, but requires us to fully expense deferred acquisition costs relating to lapsed policies in the period in which policies lapse.

Results of Operations

Three Months Ended September 30, 2001 and 2000
(amounts in thousands, except per share data)

Premiums. Total premium revenue earned in the three month period ended September 30, 2001 (the "2001 quarter"), including long-term care, disability, life and Medicare supplement, decreased 12.4% to $80,588, compared to $91,963 in the same period in 2000 (the "2000 quarter"). Total premium in the 2001 quarter was reduced by $10,009 as a result of the accounting for the reinsurance of our disability product line and the concurrent transferal of associated reserves.

         Total first year premium earned in the 2001 quarter decreased 73.9% to $7,118, compared to $27,240 in the 2000 quarter. First year long-term care premiums earned in the 2001 quarter decreased 75.0% to $6,629, compared to $26,464 in the 2000 quarter. We experienced significant reductions in new premium sales due to the cessation of new business generation in all states and as a result of market concerns regarding our insurance subsidiaries' statutory surplus. Under our proposed Corrective Action Plan (the "Plan"), currently being formulated with the Pennsylvania Insurance Department (the "Department") and our consulting actuaries, we intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. See "-- Liquidity and Capital Resources."

         Effective September 11, 2001, we determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was completed and approved by the Department. This decision resulted from our concern about further depletion of statutory surplus from new sales prior to the completion and approval of the Plan and from increasing concern with respect to the status of the Plan expressed by many states in which the Company is licensed to conduct business.

         Total renewal premiums earned in the 2001 quarter increased 29.0% to $83,479, compared to $64,723 in the 2000 quarter. Renewal long-term care premiums earned in the 2001 quarter increased 33.2% to $80,215, compared to $60,220 in the 2000 quarter. This increase reflects renewals of a larger base of in-force policies. We may experience reduced renewal premiums in the future if policies lapse. Current declines in first year premiums, as discussed above, will negatively impact future renewal premium growth.

         Net Investment Income. Net investment income earned for the 2001 quarter increased 24.7% to $8,571, from $6,874 for the 2000 quarter. Management attributes this growth to more invested assets as a result of higher established reserves and from the investment of funds raised under our rights offering. See "-- Liquidity and Capital Resources." Our average yield on invested assets at cost, including cash and cash equivalents, was 6.1% in the 2001 and 2000 quarters.

Net Realized Capital Gains and Trading Account Activity. During the 2001 quarter, we recognized capital losses of $314, compared to capital gains of $503 in the 2000 quarter. The results in both periods were recorded as a result of our normal investment management operations and from the impairment of $772 on equity securities losses, which we deemed to be other than temporary.

         We classify our convertible bond portfolio as trading account investments. Changes in trading account investment market values are recorded in our statement of operations during the period in which the change occurs, rather than as an unrealized gain or loss recorded directly through equity. As a result, we have recorded a trading account loss in the 2001 quarter of $1,506, which reflects the unrealized and realized loss of our convertible portfolio that arose during the quarter.

Other Income. We recorded $2,548 in other income during the 2001 quarter, up from $2,383 in the 2000 quarter. The increase is attributable to an increase in commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers and to income generated from our ownership of corporate owned life insurance policies.

Benefits to Policyholders. Total benefits to policyholders in the 2001 quarter decreased 22.7% to $47,220, compared to $61,120 in the 2000 quarter. Our loss ratio, or policyholder benefits to premiums, was 58.6% in the 2001 quarter, compared to 66.5% in the 2000 quarter. Excluding the accounting impact of our disability reinsurance agreement, our loss ratio in the 2001 quarter was 63.2%. Our newly reported claims declined significantly during the 2001 quarter, which served to reduce our loss ratio.

         Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. During the 2001 quarter, we filed and sought premium rate increases on the majority of our policy forms. These rate increases were sought as a result of higher claims expectations and policyholder persistency than existed at the time of the original form filings. The assumptions used in requesting and supporting the premium rate increase filings are consistent with those incorporated in our newest policy form offerings. We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining rate increases when deemed necessary, or if we do not pursue rate increases when actual claims experience exceeds our expectations, we would suffer a financial loss.

Commissions. Commissions to agents decreased 34.2% to $16,920 in the 2001 quarter, compared to $25,716 in the 2000 quarter.

         First year commissions on accident and health business in the 2001 quarter decreased 72.4% to $4,968, compared to $18,009 in the 2000 quarter, due to the decrease in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 71.2% in the 2001 quarter and 66.3% in the 2000 quarter. We believe that the increase in the first year commission ratio is primarily attributable to the sale of policies to younger individuals. We generally pay a higher first year commission percentage on sales to younger policyholders due to the expectation that premiums will be collected over a longer period of time.

         Renewal commissions on accident and health business in the 2001 quarter increased 32.1% to $12,476, compared to $9,444 in the 2000 quarter, due to the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.2% in the 2001 quarter and 15.3% in the 2000 quarter.

         During the 2001 quarter, we reduced commission expense by netting $892 from override commissions affiliated insurers paid to our agency subsidiaries. During the 2000 quarter, we reduced commissions by $1,052.

Net Policy Acquisition Costs Amortized (Deferred). The net deferred policy acquisition costs in the 2001 quarter decreased to a net charge of $7,255, compared to a net credit of $9,111 in the 2000 quarter.

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

         The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. Lower new premium sales during the 2001 quarter produced significantly less expense deferral to offset amortized costs.

General and Administrative Expenses. General and administrative expenses in the 2001 quarter decreased 14.5% to $11,079, compared to $12,951 in the 2000 quarter. The 2001 and 2000 quarters include $1,625 and $1,963, respectively of general and administrative expenses related to United Insurance Group expense. Excluding the associated premium accounting for the reinsurance of our disability line, the ratio of total general and administrative expenses to premium revenues was 12.2% in the 2001 quarter, compared to 14.1% in the 2000 quarter.

         Expenses have declined as a result of reduced new premium sales; however, expenses increased during the 2001 quarter as a result of supplemental accounting fees, actuarial fees, legal fees and amortization and depreciation expenses. We believe that if we remain unable to write new business in states where we have ceased new production we will need to decrease production expenses.

Provision for Federal Income Taxes. Our provision for federal income taxes for the 2001 quarter declined 39.8% to $2,100, compared to $3,490 for the 2000 quarter. The effective tax rate of 34.0% in the 2001 and 2000 quarters is below the normal federal corporate rate as a result of credits from our investments in tax-exempt bonds and corporate owned life insurance, and from dividends we receive that are partially exempt from taxation and are partially offset by non-deductible goodwill amortization and other non-deductible expenses.

Comprehensive Income. During the 2001 quarter, our investment portfolio generated pre-tax unrealized gains of $14,341, compared to 2000 quarter unrealized gains of $5,197. After accounting for deferred taxes from these gains, shareholders' equity increased by $14,580 from comprehensive income during the 2001 quarter, compared to comprehensive income of $9,874 in the 2000 quarter.

Nine Months Ended September 30, 2001 and 2000 (amounts in thousands, except per share data)

Premiums. Total premium revenue earned in the nine month period ended September 30, 2001 (the "2001 period"), including long-term care, disability, life and Medicare supplement, increased 0.7% to $266,646, compared to $264,826 in the same period in 2000 (the "2000 period"). Total premium in the 2001 period was reduced by $10,009 as a result of the accounting for the reinsurance of our disability product line and the concurrent transferal of associated reserves.

         Total first year premiums earned in the 2001 period decreased 48.6% to $39,934, compared to $77,687 in the 2000 period. First year long-term care premiums earned in the 2001 period decreased 49.8% to $38,153, compared to $75,959 in the 2000 period. We experienced significant reductions in new premium sales due to the cessation of new business generation in all states during the third quarter and as a result of the market's concerns regarding our insurance subsidiaries' statutory surplus. Under our proposed Plan, we intend to limit future new business growth to levels that will allow us to maintain sufficient statutory surplus. See "-- Liquidity and Capital Resources."

         The Company previously believed that the Plan would be completed on or before September 1, 2001. Effective September 11, 2001, the Company determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was completed and approved by the Department. This decision resulted from the Company's concern about further depletion of statutory surplus from new sales prior to the completion and approval of the Plan and from increasing concern regarding the status of the Plan expressed by many states in which the Company is licensed to conduct business.

         Total renewal premiums earned in the 2001 period increased 26.5% to $236,721, compared to $187,139 in the 2000 period. Renewal long-term care premiums earned in the 2001 period increased 28.0% to $225,715, compared to $176,319 in the 2000 period. This increase reflects renewals of a larger base of in-force policies, as well as a continued increase in policyholder persistency.

Net Investment Income. Net investment income earned for the 2001 period increased 14.3% to $22,481, from $19,671 for the 2000 period. Management attributes this growth to more invested assets as a result of higher established reserves and from the investment of additional funds generated from our rights offering. Our average yield on invested assets at cost, including cash and cash equivalents, was 5.6% in the 2001 period, compared to 6.1% in the 2000 period. The average yield is lower due to reduced market rates for reinvesting of maturing investments and due to higher cash balances held during the 2001 period.

Net Realized Capital Gains and Trading Account Activity. During the 2001 period, we recognized capital losses of $1,168, compared to capital gains of $1,244 in the 2000 period. The results in both periods were recorded as a result of our normal investment management operations and from the impairment of $1,657 on equity securities losses, which we deemed to be other than temporary.

         We classify our convertible bond portfolio as trading account investments. Changes in trading account investment market values are recorded in our statement of operations during the period in which the change occurs, rather than as an unrealized gain or loss recorded directly through equity. Therefore, we recorded a trading account loss in the 2001 period of $2,830, which reflects the unrealized and realized loss of our convertible portfolio that arose during the period.

Other Income. We recorded $7,313 in other income during the 2001 period, up from $6,743 in the 2000 period. The increase is attributable to an increase of commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers and to income generated from corporate owned life insurance policies.

Benefits to Policyholders. Total benefits to policyholders in the 2001 period decreased 0.5% to $179,592, compared to $180,519 in the 2000 period. Our loss ratio, or policyholder benefits to premiums, was 67.4% in the 2001 period, compared to 68.2% in the 2000 period. Excluding the accounting impact of our disability reinsurance agreement, our loss ratio in the 2001 period was 68.5%

         Management has seen an increase during the 2001 period in claim duration, for which it has established higher reserves. We have increased our reserves approximately $2,500 during the 2001 period through the increase of our loss adjustment expense reserve, which is established for the funding of administrative costs associated with the payment of current claims.

         Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. During the 2001 period, we filed and sought premium rate increases on the majority of our policy forms. These rate increases were sought as a result of higher claims expectations and policyholder persistency than existed at the time of the original form filings. The assumptions used in requesting and supporting the premium rate increase filings are consistent with those incorporated in our newest policy form offerings. We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining rate increases when deemed necessary, or if we do not pursue rate increases when actual claims experience exceeds our expectations, we would suffer a financial loss.

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

Commissions. Commissions to agents decreased 18.6% to $62,744 in the 2001 period, compared to $77,088 in the 2000 period.

         First year commissions on accident and health business in the 2001 period decreased 47.3% to $26,528, compared to $50,382 in the 2000 period, due to the decrease in first year accident and health premiums. The mix of policyholder issue ages for new business affects the percentage of commissions paid for new business due to our age-scaled commission rates. Generally, sales to younger policyholders receive a higher commission percentage. The ratio of first year accident and health commissions to first year accident and health premiums was 67.5% in the 2001 period and 65.5% in the 2000 period.

         Renewal commissions on accident and health business in the 2001 period increased 33.6% to $37,744, compared to $28,261 in the 2000 period, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 16.4% in the 2001 period and 15.7% in the 2000 period.

         During the 2001 period, we reduced commission expense by netting $2,973 from override commissions that affiliated insurers paid to our subsidiary agencies. During the 2000 period, we similarly reduced commissions by $3,652.

Net Policy Acquisition Costs Amortized (Deferred). The net deferred policy acquisition costs in the 2001 period decreased 88.8% to a net amortized expense of $3,608, compared to net deferrals of $32,091 in the 2000 period.

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

         The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premiums generation. Lower new premium sales during the 2001 period produced significantly less expense deferral to offset amortized costs.

         As a result of our recent actuarial analysis, we recorded a loss of approximately $300 through a net change in the policy reserves and unamortized deferred policy acquisition costs. Future changes in policy reserves and unamortized deferred policy acquisition costs will be based on these revised assumptions in future periods. In determining the impairment, we evaluated future claims expectations, premium rates and required rate increases, persistency and expense projections.

         We estimate that current policy reserves and our DAC asset were reduced by offsetting amounts of approximately $7,500 during the 2001 period due to this analysis.

General and Administrative Expenses. General and administrative expenses in the 2001 period increased 1.1% to $36,670, compared to $36,285 in the 2000 period. The 2001 and 2000 periods include $4,995 and $6,219, respectively of general and administrative expenses related to United Insurance Group expense. The ratio of total general and administrative expenses to premium revenues was 13.3% in the 2001 period, compared to 13.7% in the 2000 period.

         General and administrative expenses also increased during the 2001 period as a result of supplemental accounting and actuarial fees, legal fees and depreciation expenses. We believe that if we remain unable to write new business in states where we have ceased new production, we will need to decrease production expenses further.

Reserve for Claim Litigation. In the second quarter 2000, a jury awarded compensatory damages of $24 and punitive damages of $2,000 in favor of the plaintiff in a disputed claim case against one of our subsidiaries, for which we had maintained a $1,000 reserve. During the second quarter 2001, we agreed to settle the claim for $750, and reversed the reserve balance.

Provision for Federal Income Taxes. Our provision for federal income taxes for the 2001 period decreased 75.6% to $2,148, compared to $8,786 for the 2000 period. The effective tax rate of 34.0% in the 2001 and 2000 periods is below the normal federal corporate rate as a result of credits from the small life insurance company deduction, as well as our investments in tax-exempt bonds, corporate owned life insurance, and from dividends received that are partially exempt from taxation. These credits are partially offset by non-deductible goodwill amortization.

Comprehensive Income. During the 2001 period, our investment portfolio generated pre-tax, unrealized gains of $15,519, compared to the 2000 period of $2,022. After accounting for deferred taxes from these gains, shareholders' equity increased by $16,855 from comprehensive income during the 2001 period, compared to comprehensive income of $17,568 in the 2000 period.

Liquidity and Capital Resources

         In our Annual Report on Form 10-K for the year ended December 31, 2000, we reported that we had received a going concern qualification from our independent accountants. The going concern qualification addressed parent liquidity and the statutory capital and surplus position of our primary insurance subsidiary.

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

         In the 2001 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash decreased $50,948 in the 2001 period primarily due to the purchase of $247,082 in bonds and equity securities. Cash was provided primarily from the maturity and sale of $91,577 in bonds and equity securities and our rights offering, which generated net proceeds of $25,726 during the 2001 period. These sources of funds were supplemented by $83,156 from operations. The major provider of cash from operations was premium revenue used to fund reserve additions of $55,706.

         Our cash increased $15,549 in the 2000 period primarily due to $132,029 provided from the sale and maturity of bonds and equity securities and $72,351 provided from operations. The major provider of cash from operations was premium revenue used to fund reserve increases of $86,756. The major use of cash was $179,560 used for the purchase of bonds and equity securities. We also used $6,000 for the purchase of Network Insurance Senior Health Division, an insurance agency.

         We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. At September 30, 2001, the market value of our bond portfolio represented 104.2% of our cost, with a current unrealized gain of $20,573. Our equity portfolio market value was below cost by $2,061 at September 30, 2001. Our market value of our bond portfolio was below our cost by $389 and our equity portfolio was below cost by $616 at December 31, 2000.

          As of September 30, 2001, shareholders' equity was increased by $12,028 due to unrealized gains of $18,512 in the investment portfolio. As of December 31, 2000, shareholders' equity was decreased by $662 due to unrealized losses of $1,005 in the investment portfolio.

Subsidiary Operations

         At December 31, 2000, our primary insurance subsidiary's statutory surplus was $14,969 and had decreased so that, for regulatory purposes, it was at the Regulatory Action Level, below which a company must file a Corrective Action Plan that details the insurer's plan to raise additional statutory capital over the next four years. As a result, our subsidiary is required to submit a Corrective Action Plan (the "Plan") to the Pennsylvania Insurance Department (the "Department") for approval. Individual states in which our insurance subsidiaries are licensed to conduct business may also suspend our certificates of authority if they believe that our subsidiary's capital and surplus levels are deficient.

         Our largest insurance subsidiary has prepared, with the assistance of its consulting actuaries, a Plan that includes new business generation and additional capital generation from the sale of assets and reinsurance. As part of the Plan, the Department has requested our subsidiary to adopt more conservative claims assumptions in the establishment of its statutory reserves, as indicated in the preliminary findings of the Department's most recent financial examination. While our subsidiary believes that it may not be required by the Pennsylvania Insurance Act to adopt these claims assumptions, it agrees that more conservative assumptions for the computation of statutory reserves are appropriate given recent Company and industry developments in types of care, policy persistency and claims duration. However, the Department has rejected our subsidiary's assertion that premium rate increases should also be considered in the reestablishment of statutory reserves where modified assumptions are incorporated.

         Our subsidiary has incorporated these assumptions for all new policies written after June 30, 2001 and proposes to include the impact of these assumptions for existing business in its calculation of reserves progressively over a three-year period. Our subsidiary's statutory reserves, as reported for the period ended September 30, 2001, reflect its proposal under the Plan. Although our subsidiary began operating under the Plan during the third quarter of 2001, the Department has not yet approved the Plan or our subsidiary's current reserving methodology. If the Plan is not adopted, our subsidiary's statutory financial position could be significantly adversely affected.

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

         We previously believed that the Plan would be completed on or before September 1, 2001. Effective September 11, 2001, we determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan reached completion and approval by the Department. This decision resulted from our concern about further depletion of statutory surplus from new sales prior to the completion and approval of the Plan and from increasing concern regarding the status of the Plan expressed by many states in which we are licensed to conduct business. We believe that our ability to commence the sale of new long-term care insurance policies in many states is dependent upon the completion and approval of the Plan.

         During the 2001 quarter, we filed and sought premium rate increases on the majority of our policy forms. These rate increases were sought as a result of higher claims expectations and policyholder persistency than existed at the time of the original form filings. The assumptions used in requesting and supporting the premium rate increase filings are consistent with those incorporated in our newest policy form offerings.

         At September 30, 2001, our primary subsidiary's total adjusted capital had increased to $21,491. However, the Department has not yet approved the reserving methodology incorporated in our September 30, 2001 statutory filings. We believe that if we experience further decline in our statutory surplus beyond our projections, or if the Department does not accept our reserving methodology and proposed Plan, the Department would require further corrective action. This corrective action could include, but may not be limited to, the continued cessation of new business generation or placing the subsidiary under Departmental supervision or into involuntary receivership, which could result in the liquidation of all subsidiary assets. In this event, our shareholders would likely receive little if any value from the sale or liquidation of this subsidiary.

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

         On May 28, 2001, we contributed $18,000 from the net proceeds of our rights offering (see "- Parent Company Operations") to the statutory capital and surplus of our largest insurance subsidiary. It subsequently contributed $4,000 to its subsidiary, another affiliated insurance subsidiary of the Company.

         Our subsidiaries' debt currently consists primarily of a mortgage note in the amount of approximately $1,500 that was issued by a former subsidiary and assumed by another subsidiary when that subsidiary was sold. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in December 2003. Although the note carries a variable interest rate, we have entered into an amortizing swap agreement with the same bank with a nominal amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest of 6.85%.

Parent Company Operations

         Our parent company is a non-insurer that directly or indirectly controls 100% of the voting stock of our insurance company subsidiaries. If we are unable to meet our financial obligations, become insolvent or discontinue operations, the financial condition and results of operations of our insurance company subsidiaries could be materially affected.

         Parent company debt currently consists of $74,750 of 6.25% convertible subordinated notes due 2003, as well as an installment note in the amount of $2,858 issued in connection with the purchase of United Insurance Group. The convertible subordinated notes, issued in November 1996, are convertible into common stock at $28.44 per share until maturity in November 2003. The convertible subordinated notes carry a fixed interest coupon of 6.25%, payable semi-annually. At maturity, to the extent that the convertible subordinated notes have not been converted into common stock, we will have to repay their entire principal amount in cash. We expect that we will need to refinance the convertible subordinated notes upon their maturity in 2003, unless they are converted into common stock.

          On January 1, 1999, we purchased all of the common stock of United Insurance Group, a Michigan based consortium of long-term care insurance agencies, for $18,192. As part of the purchase, we issued a note payable for $8,078, which was in the form of a three-year zero-coupon installment note. The installment note, after discounting for imputed interest, was recorded as a note payable of $7,167, and had an outstanding balance of $2,858 at September 30, 2001. The remainder of the purchase was for cash.

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

         On April 27, 2001, we distributed rights to our shareholders and holders of our 6.25% convertible subordinated notes due 2003 for the purpose of raising new equity capital. Pursuant to the rights offering, holders of our common stock and holders of our convertible subordinated notes received rights to purchase approximately 11,550 newly issued shares of common stock at a set price of $2.40 per share. The rights offering was completed on May 25, 2001 and generated net proceeds of $25,726 in additional equity capital. We contributed $18,000 of the net proceeds to the statutory capital of our largest insurance subsidiary. The remaining proceeds are sufficient to meet our parent liquidity requirements through December 31, 2001.

         On August 13, 2001, we announced that we had signed a letter of intent for the sale of American Independent and Penn Treaty (Bermuda) for approximately $11,000. Under the proposed agreement with respect to our subsidiaries, we would continue to provide fee-based administrative support for all existing and new long-term care insurance policies. The sales remain subject to negotiation and execution of definitive purchase agreements and regulatory approval. We anticipate that we will use the proceeds of the proposed sale to bolster our subsidiary statutory surplus and for additional parent company liquidity.

         Subsequent to September 30, 2001, we announced that we had completed the reinsurance of our disability product line, effective September 1, 2001, for approximately $5,000. The statutory surplus of our insurance subsidiaries was increased from the ceding allowance of the sale. The ceding allowance of approximately $5,000 has been deferred, and will be amortized over remaining life of the reinsured policies.

         We believe that our parent company and subsidiaries will have ongoing capital and liquidity needs that extend beyond our current cash availability and liquid resources. Therefore, we are continuing to assess all financial alternatives, including, but not limited to, venture capital, partnerships, acquisitions and reinsurance transactions. There are no assurances that we will be successful.

New Accounting Principles

         Effective January 1, 2001, we adopted SFAS No. 133, as amended by SFAS No. 137, "Deferral of the Effective Date of FAS 133," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

         In accordance with SFAS No. 133, we transferred our convertible bond portfolio from the available for sale category to the trading category. The unrealized loss at the time of the transfer was $1,064, which has been included in current operations.

         We are party to an interest rate swap agreement, which serves to convert our mortgage loan from a variable rate to a fixed rate instrument. We have determined that the swap qualifies as a cash-flow hedge. The notional amount of the swap is approximately $1,500. The effects have been determined to be immaterial to the financial statements.

         Our involvement with derivative instruments and transactions is primarily to offer protection to others or to mitigate our own risk and is not considered speculative in nature.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two Statements of Financial Accounting Standards ("SFAS"). SFAS No. 141, "Business Combinations," requires usage of the purchase method for all business combinations initiated after June 30, 2001, and prohibits the usage of the pooling of interests method of accounting for business combinations. Such provisions include guidance on the identification of the acquiring entity, the recognition of intangible assets other than goodwill acquired in a business combination and the accounting for negative goodwill. The transition provisions of SFAS No. 141 require an analysis of goodwill acquired in business combinations prior to July 1, 2001 to identify and reclassify separately identifiable intangible assets currently recorded as goodwill.

         SFAS No. 142, "Goodwill and Other Intangible Assets," primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. We will adopt SFAS No. 142 on January 1, 2002 and will cease amortizing goodwill at that time. All goodwill recognized in our consolidated balance sheet at January 1, 2002 should be assigned to one or more reporting units. Goodwill in each reporting unit should be tested for impairment by June 30, 2002. An impairment loss recognized as a result of a transitional impairment test of goodwill should be reported as the cumulative effect of a change in accounting principle.

         Although we believe there are separately identifiable intangible assets currently included in the total cost in excess of fair value of net assets acquired on the consolidated balance sheet, we have not yet evaluated the impact of SFAS No. 141 and SFAS No. 142 on our financial condition or results of operations.

Forward Looking Statements

         Certain statements we make in this filing may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of operations will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include, among others, whether our Corrective Action Plan will be considered and approved by the Pennsylvania Insurance Department as well as other insurance regulators, the timing of such approval, actions which could be taken by state regulators including rehabilitation, the adverse financial impact of suspending new business sales, our ability to raise adequate capital to meet the requirements of current business, anticipated growth, liquidity needs and our debt obligations, the possible sale of certain product lines and our New York subsidiary, the ability to write business, the adequacy of loss reserves and the recoverability of our deferred acquisition cost asset, our ability to qualify new insurance products for sale in certain states, our ability to resume generating new business in states in which we have ceased new sales, our ability to succeed in obtaining necessary rate increases, our ability to comply with government regulations and the requirements that may be imposed by state regulators as a result of our surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, the modality of premium revenue, our ability to defend against adverse litigation and our ability to maintain and expand our network of productive independent agents, especially in light of the cessation of new business. For additional information, please refer to our Annual Report on Form 10-K and other documents filed with the Securities and Exchange Commission.

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

         We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 78.8% of total liabilities and reinsurance receivables on unpaid losses represent 1.3% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

         The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of September 30, 2001, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

         If interest rates had increased by 100 basis points, there would have been an approximate $19,219,000 decrease in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at September 30, 2001 would have resulted in an approximate $36,942,000 decrease in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been an approximate $20,867,000 and $43,554,000 net increase, respectively, in the net fair value of our total investments and debt.

         We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict their possible impact to our investment income from the hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of September 30, 2001.

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

         We filed no exhibits or reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PENN TREATY AMERICAN CORPORATION
                                    --------------------------------
                                    Registrant


Date:   November 14, 2001           /s/ Irving Levit
        -------------------         ----------------------------------------
                                        Irving Levit
                                        Chairman of the Board, President and
                                        Chief Executive Officer

Date:   November 14, 2001            /s/ Cameron B. Waite
        -------------------         ----------------------------------------
                                         Cameron B. Waite
                                         Chief Financial Officer