Form 10-K
period 2001-12-31
PENN TREATY AMERICAN CORP
filed 2002-04-02
CIK 814181

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                       or

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

Securities registered pursuant to Section 12(g) of the Act:   None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 2002 was $106,909,908.

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of March 18, 2002 was 19,367,737.

 Documents Incorporated By Reference:
(1) Proxy Statement for the 2001 Annual Meeting of Shareholders - Part III (2) Other documents incorporated by reference on this report are listed in the
Exhibit Index

                                     PART I

Item 1.   Business

     (a)  Penn Treaty American Corporation

     We are a leading provider of long-term care insurance in the United States. We market our products primarily to older persons in the states in which we are licensed through independent insurance agents. Our principal products are individual, defined benefit accident and health insurance policies covering long-term skilled, intermediate and custodial nursing home and home health care. Our policies are designed to make the administration of claims simple, quick and sensitive to the needs of our policyholders. We also own insurance agencies that sell senior-market insurance products underwritten by other insurers and us.

     We are among the largest writers of individual long-term care insurance in terms of annualized premiums. We sold 26,474 long-term care policies in 2001, representing $47 million of annualized premiums. At December 31, 2001, we had 242,644 long-term care insurance policies in-force, representing $351 million of annualized premiums. Our total premiums were $350 million in 2001, representing a compound annual growth rate of 22.7% from $102.4 million in 1995. We market our products primarily through the independent agency channel, which we believe to be effective in distributing long-term care insurance.

     We introduced our first long-term nursing home insurance product in 1972 and our first home health care insurance product in 1983, and we have developed a record of innovation in long-term care insurance products. Since 1994, we have introduced several new products designed to meet the changing needs of our customers, including the following:

     o The Independent Living policy, which provides coverage over the full term of the policy for home care services furnished by unlicensed homemakers or companions, as well as licensed care providers;

     o The Personal Freedom policy, which provides comprehensive coverage for nursing home and home health care;

     o The Assisted Living policy, which is a nursing home plan that provides enhanced benefits and includes a home health care rider; and

     o The Secured Risk Nursing Facility and Post Acute Recovery policies, which provide limited benefits to higher risk insureds.

     In addition, available policy riders include an automatic annual benefit increase, benefits for adult day-care centers and a return of premium benefit.

     Although nursing home and home health care policies accounted for 95.3% of our total annualized premiums in-force as of December 31, 2001, we also market and sell life, disability, Medicare supplement, other hospital care insurance products and a group plan, which offers long-term care coverage to groups on a guaranteed issue basis.

     Effective December 31, 2001, we entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of our respective long-term care insurance policies then in-force. The agreement was entered with Centre Solutions (Bermuda) Limited, which is rated A- by A.M. Best. The agreement, which is subject to certain coverage limitations, meets the requirements to qualify as reinsurance for statutory accounting, but not for generally accepted accounting principles. The initial premium of the treaties is approximately $619,000,000, comprised of $563,000,000 of debt and equity securities transferred subsequent to December 31, 2001, and $56,000,000 held as funds due to the reinsurer. The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, will be credited to a notional experience account, which is held for our benefit in the event of commutation and recapture on or after December 31, 2007. The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark indices and hedges, which are designed to closely match the duration of our reserve liabilities.

The Long-Term Care Insurance Industry

     The long-term care insurance market has grown rapidly in recent years. According to studies by Conning & Co. and LifePlans, Inc., the long-term care insurance market experienced a compound average growth rate of 20.1% from 1994 to 1999, rising from approximately $1.7 billion of net written premiums in 1994 to approximately $4.2 billion of net written premiums in 1999. We expect this growth to continue based on the projected demographics of the United States population, the rising costs of health care and a regulatory environment that supports the use of private long-term care insurance.

     The population of senior citizens (over age 65) in the U.S. is projected to grow from the current estimated level of approximately 35 million to approximately 70 million by 2030, according to a 1996 U.S. Census Bureau report. Furthermore, health and medical technologies are improving life expectancy and, by extension, increasing the number of people requiring some form of long-term care. According to a 1999 report by Conning & Co., market penetration of long-term care insurance products in the over-65 age group ranges from 5% to 7%. The size of the target population and the lack of penetration of the existing market indicate a substantial growth opportunity for companies providing long-term care insurance products.

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

Our Strategy

     We seek to enhance shareholder value by strengthening our position as a leader in providing long-term care insurance. We intend to accomplish this goal through the following strategies:

     Recommencing sales in all states. During 2001, we ceased new sales in the majority of states in which we are licensed to sell new insurance policies. This action resulted from a concern that our statutory surplus would continue to decline from new sales during a period in which we were formulating our Corrective Action Plan with the Pennsylvania Insurance Department. Since our Corrective Action Plan was approved in February 2002, we have recommenced sales in 26 states. We are actively working with all states in order to recommence sales in all jurisdictions. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

     Refinancing our long-term debt. We have $74,750,000 of convertible debt that matures in December 2003. We do not expect that our debt will be converted into shares of common stock at that time. Therefore, we intend to seek refinancing alternatives that will extend the maturity of the debt and provide favorable terms to our shareholders.

     Developing and qualifying new products with state insurance regulatory authorities. We have sold long-term care insurance for over 29 years. As an innovator in nursing home and home health care insurance, we have introduced many new policies over the years, including four new products in the last five years. By continually discussing long-term care needs with our agency force and policyholders, we are able to design new products and to offer what we believe to be the most complete benefit features in the industry. The development of new products enables us to generate new business, maintain proper pricing levels and provide advancements in the benefits we offer. We intend to continue to develop new insurance products designed to meet the needs of senior citizens and their families.

     Increasing the size and productivity of our network of independent agents. We have significantly increased the number of agents who sell products for us and have focused our efforts on states that have larger concentrations of older individuals. We have successfully increased our number of licensed agents from approximately 13,000 in 1995 to approximately 49,000 at December 31, 2001. We intend to continue to recruit agents and we believe that we will be able to continue to expand our business. Approximately one-third of our agents write new business for us each year.

     Utilizing Internet strategies. We have developed a proprietary agent sales system for long-term care insurance, LTCWorks!, which enables agents to sell products utilizing downloadable software. We believe that LTCWorks! increases the potential distribution of our products by enhancing agents' ability to present the products, assist policyholders in the application process and submit applications over the Internet. LTCWorks! provides agents who specialize in the regular sale of long-term care insurance products with a unique and easy to use sales tool and enables agents who are less familiar with long-term care insurance to present it when they are discussing other products such as life insurance or annuities.

     Developing third-party administration contracts. We believe that our surplus and parent company liquidity can be supplemented by providing administrative services to other long-term care providers and self-funded plans. We believe that our experience in long-term care affords us opportunities to develop these relationships.

     Introducing group products. In 2000, we began actively marketing our new group policy, which we anticipate will generate additional premium revenue from a younger policyholder base. Group products allow us to penetrate an additional market for the sale of long-term care insurance. We pursue large and small groups, and offer supplemental coverage on an individually underwritten basis to group members and their families. We currently market our group products primarily through agents who market products to individuals. However, we are in the process of developing a network of agents who generally sell other group products, and who often have existing relationships with employer groups, to market our group products. As of December 31, 2001, premiums in-force for our group products were approximately $4.0 million, covering 3,256 individuals. We believe our group products present an opportunity to significantly increase the number of policies in-force without paying significantly increased commissions.

Risk Factors

     Certain statements made by us, in this filing, may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include:

We may be unable to service and repay our debt obligations if our subsidiaries cannot pay sufficient dividends or make other cash payments to us and we may be unable to refinance our debt on favorable terms as necessary.

     We are an insurance holding company whose assets principally consist of the capital stock of our operating subsidiaries. Our ability to redeem, repurchase or make interest payments on our outstanding debt is dependent upon the ability of our subsidiaries to pay cash dividends or make other cash payments to us. Our insurance subsidiaries are subject to state laws and regulations and an order of the Pennsylvania Insurance Department, which restrict their ability to pay dividends and make other payments to us. We cannot assure you that we will be able to service and repay our debt obligations through their maturity in December 2003. We do not expect our subsidiaries to have sufficient dividend capability to enable us to repay our 6.25% Convertible Subordinated Notes of $74,750,000 due December 2003. If these notes are not converted into common stock, we will have to refinance them. We cannot assure you that we will be able to refinance the notes on favorable terms.

We could suffer a loss if our premium rates are not adequate and we may be required to refund or reduce premiums if our premium rates are determined to be too high.

     We set our premiums based on facts and circumstances known at the time and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the severity and duration of the claim and the mortality rate of our policyholder base, the persistency or renewal of our policies in-force and the interest rate which we expect to earn on the investment of premiums. In setting premiums, we consider historical claims information, industry statistics and other factors. If our actual experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our net income may decrease. We generally cannot raise our premiums in any state unless we first obtain the approval of the insurance regulator in that state. We have filed and are preparing to file rate increases on the majority of our products. We cannot assure you that we will be able to obtain approval for premium rate increases from existing requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for a rate increase in one or more states, our net income may decrease.

     If we are successful in obtaining regulatory approval to raise premium rates, the increased premiums may reduce our sales and cause policyholders to let their policies lapse. Increased lapsation would reduce our premium income and would require us to expense fully the deferred policy costs relating to lapsed policies in the period in which those policies lapse, reducing our net income in that period. Our reinsurance coverage may also be reduced if we fail to obtain required rate increases.

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

     We calculate and maintain reserves for the estimated future payment of claims to our policyholders using the same actuarial assumptions that we use to set our premiums. Establishing reserves is an uncertain process, and we cannot assure you that actual claims expense will not materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our net income depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would suffer an increase in liabilities resulting in reduced net income.

     Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. Due to the inherent uncertainty in establishing reserves, it has been necessary in the past for us to increase the estimated future liabilities reflected in our reserves for claims and policy expenses. In 1999, we added approximately $4.1 million to our claim reserves for 1998 and prior claim incurrals, in 2000, we added approximately $6.6 million to our claim reserves for 1999 and prior claim incurrals, and in 2001, we added approximately $8.8 million to our claim reserves for 2000 and prior claim incurrals. Our additions to prior year incurrals in 2001 resulted from a continuance study performed by our consulting actuary. We also increased claim reserves in 2001 by $1.6 million as a result of utilizing a lower interest rate for the purpose of discounting our future liabilities. Over time, it may continue to be necessary for us to increase our reserves.

     New insurance products, such as our Independent Living, Assisted Living and Personal Freedom policies, entail a greater risk of unanticipated claims than products which have more extensive historical claims data, such as long-term nursing home care insurance. We believe that individuals may be more inclined to use home health care than nursing home care, which is generally only considered after all other possibilities have been exhausted. Accordingly, we believe that home health care policies entail a greater risk of wide variations in claims experience than nursing home insurance. Because we have relatively limited claims experience with these products, we may incur higher than expected losses and expenses and may be required to adjust our reserve levels with respect to these products.

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

     Upon the occurrence of an unanticipated termination of a policy, we must fully expense deferred acquisition costs associated with the terminated policy. If actual experience adversely differs from our actuarial assumptions or if policies are terminated early by the insured or by us, we would recognize a disproportionate amount of policy expenses at one time, which would negatively affect our net income for that period.

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

We may not be able to compete successfully with insurers who have greater financial resources or higher financial strength ratings.

     We sell our products in highly competitive markets. We compete with large national insurers, smaller regional insurers and specialty insurers. Many insurers are larger and have greater resources and higher financial strength ratings than we do. In addition, we are subject to competition from insurers with broader product lines. We also may be subject, from time to time, to new competition resulting from changes in Medicare benefits, as well as from additional private insurance carriers introducing products similar to those offered by us. Also, the removal of regulatory barriers (including as a result of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999) might result in new competitors entering the long-term care insurance business. These new competitors may include diversified financial services companies that have greater financial resources than we do and that have other competitive advantages, such as large customer bases and extensive branch networks for distribution.

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

     State insurance regulators and the National Association of Insurance Commissioners ("NAIC") continually reexamine existing laws and regulations, and may impose changes in the future that materially adversely affect our business, results of operations and financial condition. In particular, rate rollback legislation and legislation to control premiums, policy terminations and other policy terms may affect the amount we may charge for insurance premiums. In addition, some state legislatures have discussed and implemented proposals to limit rate increases on long-term care insurance products. Because insurance premiums are our primary source of income, our net income may be negatively affected by any of these changes. Many states are now disallowing coverage exclusions incurred as a result of war or terrorist acts. We have proactively removed these exclusions in some states, but cannot be certain that our financial results would not be adversely affected by such acts.

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

     We distribute our products principally through independent agents whom we recruit and train to market and sell our products. We also engage marketing general agents from time to time to recruit independent agents and develop networks of agents in various states. We compete vigorously with other insurance companies for productive independent agents, primarily on the basis of our financial position, support services, compensation and product features. We may not be able to continue to attract and retain independent agents to sell our products, especially if we are unable to restore our capital and surplus and improve our financial strength ratings. Our business and ability to compete would suffer if we are unable to recruit and retain insurance agents and if we lose the services provided by our marketing agents.

Our business is concentrated in a few states.

     Historically, our business has been concentrated in a few states. Over the past four fiscal years, approximately half of our premiums were from sales of policies in California, Florida and Pennsylvania. Increased competition, changes in economic conditions, legislation or regulations, rating agency downgrades, statutory surplus deficiencies or the loss of our ability to write business due to regulatory intervention in any of these states could significantly affect our results of operations or prospects. In 2001, we voluntarily ceased new sales in these states as a result of our subsidiary's statutory surplus position. We recommenced sales in Pennsylvania in February 2002 and petitioned Florida and California for reentry. Until the necessary approvals are received, we are unable to sell new policies in these states. As a result of not selling policies in these states, or if we fail to recommence sales in other states, our financial condition may be materially adversely affected.

Declines in the value or the yields on our investment portfolio and significant defaults in our investment portfolio may adversely affect our net income.

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

     Effective December 31, 2001, we entered a reinsurance agreement to reinsure, on a quota share basis, substantially all of our long-term care insurance policies in-force. The transaction resulted in the transfer of debt and equity securities of approximately $563,000,000 to the reinsurer and a funds withheld balance of $56,000,000. The agreement provides us the opportunity to commute on or, after December 31, 2007. The reinsurer will maintain a notional experience account, which reflects the initial premium paid, future premiums collected net of claims, expenses and accumulated investment earnings. The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark indices and hedges, which are designed to closely match the duration of reserve liabilities. Periodic changes in the market values of the benchmark indices and hedges will be recorded in our financial statements as investment gains or losses in the period in which they occur. As a result, we will likely experience volatility in our future financial statements.

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

Our new reinsurance eagreement is subject to an aggregate limit of liability, which is a function of certain factors and which may be reduced as a result of our inability to obtain certain rate increases.

     Our new reinsurance agreement with Centre Solutions (Bermuda) Limited, effective December 31, 2001, is subject to certain coverage limitations and aggregate limit of liability, which is a function of certain factors and which may be reduced as a result of our inability to obtain rate increases. This limit of liability is subject to certain events such as material breach of the covenants of the agreement, regulatory risk of changes in regulation or law and our inability to achieve rate increases deemed necessary by the provisions of the agreement.

     All references to this reinsurance agreement or to Centre Solutions (Bermuda) Limited throughout this filing and the attached Financial Statements are intended to contain this statement of risk.

Our reinsurers may not satisfy their obligations to us.

     We obtain reinsurance from unaffiliated reinsurers on most of our policies to increase the number and size of the policies we may underwrite and reduce the risk to which we are exposed. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure you that our reinsurers will pay all of our reinsurance claims or that they will pay our reinsurance claims on a timely basis.

     Our Corrective Action Plan, as approved by the Pennsylvania Insurance Department, will result in a strengthening of our statutory reserves. A component of the Corrective Action Plan is a reinsurance agreement. If the reinsurer does not honor our agreement, if the limit of liability is reduced as a result of limitations and / or conditions contained in the reinsurance agreement, or if the agreement is cancelled, our statutory surplus would be materially adversely affected.

We may not commute our new reinsurance transaction on December 31, 2007 and may incur increased expenses by not commuting.

     Effective December 31, 2001, we entered a reinsurance transaction with an unaffiliated reinsurer for substantially all of our long-term care insurance policies then in-force. This agreement contains commutation provisions and allows us to recapture the reserve liabilities and the current experience account balance as of December 31, 2007 or on December 31 of any year thereafter.

     If we choose not to or are unable to commute the agreement as planned, our financial results would likely suffer a materially adverse impact due to an escalation of the charges paid to the reinsurer after December 31, 2007. Additionally, our reinsurance agreement contains significant covenants and conditions that, if breached, could result in a significant loss, requiring a payment of $2.5 million per quarter from the period of the breach through December 31, 2007. Any breach of the reinsurance agreement may also result in the immediate recapture of the reinsured business, which would have a material adverse effect on our subsidiaries' statutory surplus. Management has also completed an assessment of its ability to avoid any breach through 2002 and believes that it will remain compliant. The reinsurer has been granted warrants to acquire convertible preferred stock in the event we do not commute the agreements that, if converted, would represent an additional 20 percent of the common stock then outstanding.

We may be affected by our financial strength ratings due to highly competitive markets.

     Our ability to expand and to attract new business is affected by the financial strength ratings assigned to our insurance company subsidiaries by A.M. Best Company, Inc. and Standard & Poor's Insurance Rating Services, two independent insurance industry rating agencies. A.M. Best's ratings for the industry range from "A++ (superior)" to "F (in liquidation)." Standard & Poor's ratings range from "AAA (extremely strong)" to "CC (extremely weak)." Some companies are unrated. A.M. Best and Standard & Poor's insurance company ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors. Our subsidiaries that are rated have A.M. Best ratings of "B- (fair)" and Standard & Poor's ratings of "B-
(weak)."

     Certain distributors will not sell our group products unless we have a financial strength rating of at least an "A-." The inability of our subsidiaries to obtain higher A.M. Best or Standard & Poor's ratings could adversely affect the sales of our products if customers favor policies of competitors with better ratings. In addition, the recent downgrades and further downgrades in our ratings may cause our policyholders to allow their existing policies to lapse. Increased lapsation would reduce our premium income and would also cause us to expense fully the deferred policy costs relating to lapsed policies in the period in which those policies lapsed, thereby reducing our capital and surplus. Downgrades to our ratings may also lead some independent agents to sell fewer of our products or to cease selling our policies altogether.

We may not have enough capital and surplus to continue to grow.

     Our continued growth is dependent upon our ability to continue to fund expansion of our markets and our network of agents while at the same time maintaining required minimum statutory levels of capital and surplus to support such growth. Our new business growth typically results in net losses on a statutory basis during the early years of a policy, due primarily to differences in accounting practices between statutory accounting principles and generally accepted accounting principles. The resultant reduction in statutory surplus, or surplus strain, can limit our ability to generate new business due to statutory restrictions on premium to surplus ratios and required statutory surplus parameters. If we cannot generate sufficient statutory surplus to maintain minimum statutory requirements through increased statutory profitability, reinsurance or other capital generating alternatives, we will be limited in our ability to generate additional premium from new business growth, which would result in lower net income under generally accepted accounting principles, or, in the event that our statutory surplus is not sufficient to meet minimum state premium to surplus and risk based capital ratios, we could be prohibited from generating additional premium revenue.

     Furthermore, the insurance industry may undergo change in the future and, accordingly, new products and methods of service may also be introduced. In order to keep pace with any new developments, we may need to expend significant capital to offer new products and to train our agents and employees to sell and administer these products and services. We may also need to make significant capital expenditures for computer systems and other technology needed to market and administer our policies. We may not be successful in developing new products and we may not have the funds necessary to make capital expenditures. Any significant capital expenditures, or the failure to make necessary investments, may have a material adverse effect on us.

Litigation may result in financial losses, harm to our reputation and divert management resources.

     We are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as an insurer. In recent years, many insurance companies have been named as defendants in class actions relating to market conduct or sales practices, and other long-term care insurance companies have been sued when they sought to implement premium rate increases. We cannot assure you that we will not be named as a defendant in a similar case. Current and future litigation may result in financial losses, harm our reputation and require the dedication of significant management resources.

     The Company and certain of its key executive officers are defendants in consolidated actions that were instituted on April 17, 2001 in the United States District Court for the Eastern District of Pennsylvania by shareholders of the Company, on their own behalf and on behalf of a putative class of similarly situated shareholders who purchased shares of the Company's common stock between July 23, 2000 through and including March 29, 2001. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as a result of misstatements and omissions allegedly contained in the Company's periodic reports filed with the SEC, certain press releases issued by them, and in other statements made by its officials. The alleged misstatements and omissions relate, among other matters, to the statutory capital and surplus position of the Company's largest subsidiary, Penn Treaty Network America Insurance Company. On December 7, 2001, the defendants filed a motion to dismiss the complaint, which is currently pending. The Company believes that the complaint is without merit, and it and its executives will continue to vigorously defend the matter.

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

     Mr. Levit is our principal shareholder and controls, directly or indirectly, approximately 13% of our common stock. In addition, a majority of the members of our board of directors are members of our senior management team. Accordingly, Mr. Levit and other members of our senior management team have the power to exert significant influence over our policies and affairs.

Certain anti-takeover provisions in state law and our Articles of Incorporation may make it more difficult to acquire us and thus may depress the market price of our common stock.

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

Corporate Background

     We are registered and approved as a holding company under the Pennsylvania Insurance Code. We were incorporated in Pennsylvania on May 13, 1965 under the name Greater Keystone Investors, Inc. and changed our name to Penn Treaty American Corporation on March 25, 1987. Penn Treaty Life Insurance Company ("Penn Treaty Life") was incorporated in Pennsylvania under the name Family Security Life Insurance Company on June 6, 1962, and its name was changed to Quaker State Life Insurance Company on December 29, 1969, at which time it was operating under a limited insurance company charter. We acquired Quaker State Life Insurance Company on May 4, 1976, and changed its name to Penn Treaty Life Insurance Company. On July 13, 1989, Penn Treaty Life acquired all of the outstanding capital stock of AMICARE Insurance Company (formerly Fidelity Interstate Life Insurance Company), a stock insurance company organized and existing under the laws of Pennsylvania, and changed its name to Network America Life Insurance Company on August 1, 1989.

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

     On December 31, 1997, Penn Treaty Life dividended to us its common stock ownership of Penn Treaty Network America Insurance Company. At that time, Penn Treaty Network America Insurance Company assumed substantially all of the assets, liabilities and premium in-force of Penn Treaty Life through a purchase and assumption reinsurance agreement. On December 30, 1998, we sold our common stock interest in Penn Treaty Life to an unaffiliated insurer. All remaining policies in-force were assumed by Penn Treaty Network America Insurance Company through a 100% quota share agreement.

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

     (b)  Insurance Products

     Since 1972, we have developed, marketed and underwritten defined benefit accident and health insurance policies designed to be responsive to changes in:

     o    the characteristics and needs of the senior citizen market;

     o governmental regulations and governmental benefits available for senior citizens; and

     o    the health care and long-term care industries in general.

     As of December 31, 2001, 95.3% of our total annualized premiums in-force were derived from long-term care policies, which include nursing home and home health care policies. Our other lines of insurance include life, disability, Medicare supplement and other hospital care policies and riders. We solicit input from both our independent agents and our policyholders with respect to the changing needs of insureds. In addition, our representatives regularly attend seminars to monitor significant trends in the industry.

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

     The following table sets forth, for each of our last three fiscal years our annualized gross premiums by type of policy.

                                                                   (annualized premiums in $000's)
                                                                       Year ended December 31,
                                                  -----------------------------------------------------------------
                                                     2001                2000                   1999
Long-term facility, home and comprehensive coverage:
   Annualized premiums                              $ 351,268   95.3%   $ 360,600    95.2%      $ 313,222    94.6%
   Number of policies                                 242,644             242,075                 208,955
   Average premium per policy                         $ 1,448             $ 1,490                 $ 1,499
Disability insurance:
   Annualized premiums                                $ 6,415    1.7%     $ 6,634     1.8%        $ 7,126     2.2%
   Number of policies                                  13,226              13,502                  14,963
   Average premium per policy                           $ 485               $ 491                   $ 476
Medicare supplement:
   Annualized premiums                                $ 8,449    2.3%     $ 7,314     1.9%        $ 6,131     1.9%
   Number of policies                                   8,216               7,696                   5,934
   Average premium per policy                         $ 1,028               $ 950                 $ 1,033
Life insurance:
   Annualized premiums                                $ 2,185    0.6%     $ 3,785     1.0%        $ 4,095     1.2%
   Number of policies                                   3,763               6,315                   6,677
   Average premium per policy                           $ 581               $ 599                   $ 613
Other insurance:
   Annualized premiums                                  $ 398    0.1%       $ 609     0.2%          $ 548     0.2%
   Number of policies                                   2,459               3,900                   2,968
   Average premium per policy                           $ 162               $ 156                   $ 185

Total annualized premiums in force                  $ 368,715    100%   $ 378,942     100%      $ 331,122     100%
Total Policies                                        270,308             273,488                 239,497


     We received an insurance license in 1972, which permitted us to write insurance in 12 states. In 1974, we filed a long-term care policy offering a five-year benefit period. Our policy was the first national plan to equally cover all levels of care, including skilled, intermediate and custodial care, with an extended benefit period. We began the sale of home health care riders, which pay for licensed nurses, certified nurses' aides and home health care workers who provide care/assistance in the policyholder's home, in 1983. This plan was the first in the industry to include a limited benefit for homemaker companion care provided by a friend, neighbor, relative or religious organization. We began the use of table-based underwriting, which enables higher risk policyholders to receive coverage at a risk-adjusted premium level, in 1986. Appropriate risk is calculated based upon medical conditions and ability to perform daily activities. Multiple rate classes enabled us to penetrate an untapped market in long-term care insurance sales.

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

     Our current long-term nursing home care policies provide benefits that are payable over periods ranging from one to five years, or the lifetime of the policyholder. These policies provide for a maximum daily benefit on costs incurred ranging from $60 to $300 per day. Our Personal Freedom policies also provide comprehensive coverage for nursing home and home health care, offering benefit "pools of coverage" ranging from $75,000 to $300,000, as well as lifetime coverage.

     Long-Term Home Health Care. Our home health care policies generally provide a benefit payable on an expense-incurred basis during periods of home care prescribed by a physician or necessitated by the policyholder's cognitive impairment or inability to perform two or more activities of daily living. These policies cover the services of registered nurses, licensed practical nurses, home health aides, physical therapists, speech therapists, medical social workers and other similar home health practitioners. Benefits for our currently marketed home health care policies are payable over periods ranging from six months to five years, or the lifetime of the policyholder, and provide from $40 to $160 per day of home benefits. Our home health care policies also include built-in benefits for waivers of premiums after 90 days of benefit payments, and unlimited restoration of the policy's maximum benefit period.

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

     Assisted Living Plan. The Assisted Living Plan (offered since 1996) is a stand-alone facility care plan that provides benefits in either a traditional nursing home setting or in an Assisted Living Facility, the setting preferred by the majority of policyholders. This policy, coupled with an optional home health care rider, offers benefits similar to those of the Personal Freedom Plan, but on an elapsed time, cost incurred basis with a maximum daily benefit, cost incurred basis, rather than a sum of money basis.

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

     We are currently seeking to expand our group insurance business and are enhancing our marketing efforts towards this end. Our management considers this area to offer significant opportunities for sales growth.

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

     Previously, we offered numerous other riders to supplement our long-term care policies. The need, however, for many of these riders has been eliminated due to the incorporation of many of the benefits they provided into the basic coverage included in our newest long-term care policies. Among the built-in benefits provided under the long-term care policies we currently market are hospice care, adult day care, survivorship benefits and restoration of benefits.

     After the enactment of the Health Insurance Portability and Accountability Act of 1996, issues arose relating to the tax status of long-term care benefits included as part of non-qualified plans. To permit policyholders to purchase either the tax-qualified plan or non-qualified plan that best suits their needs, we introduced the Pledge and Promise. The Pledge and Promise states that, if the U.S. Congress or the Treasury Department should determine that the benefits received on a long-term care policy are considered taxable income, we will allow a policyholder to convert the policy to a tax-qualified policy at any time. The Pledge and Promise further states that, if the U.S. Congress or Treasury Department should determine that the benefits received on a non-qualified plan will not be considered taxable income, we will allow a policyholder to convert the policy from a tax-qualified plan to a non-qualified plan at any time prior to its first anniversary.

     (c)  Marketing

     Markets. The following chart shows premium revenues by state for each of the states where we do business:

                                                   ($000)
                                        ---------------------------------      Current
                           Year            Year Ended December 31,              Year %
                                        ---------------------------------
State                        Entered       2001       2000          1999       of Total
                             --------      ----       ----          ----       --------
Arizona                         1988     $15,392    $15,677       $13,715         4.4%
California                      1992      51,498     50,165        43,514        14.7%
Colorado                        1969       4,701      3,564         2,563         1.3%
Florida                         1987      65,067     71,588        63,218        18.6%
Georgia                         1990       5,066      4,764         3,350         1.4%
Illinois                        1990      19,525     19,748        15,970         5.6%
Iowa                            1990       5,361      5,097         4,317         1.5%
Maryland                        1987       3,948      3,896         3,427         1.1%
Michigan                        1989       6,654      6,357         5,469         1.9%
Missouri                        1990       4,061      4,391         4,297         1.2%
Nebraska                        1990       4,263      4,358         3,952         1.2%
New Jersey                      1996       8,374      7,856         4,707         2.4%
New York                        1998       4,103      2,665           676         1.2%
North Carolina                  1990      10,399      9,690         8,089         3.0%
Ohio                            1989      11,880     11,935        10,149         3.4%
Pennsylvania                    1972      43,126     48,692        37,661        12.3%
Texas                           1990      17,847     16,105        11,879         5.1%
Virginia                        1989      22,638     22,370        19,597         6.5%
Washington                      1993      10,670      9,814         7,485         3.0%
All Other States (1)                      35,818     38,381        28,481        10.2%
                                          ------     ------        ------        -----

All States                              $350,391   $357,113      $292,516       100.0%
                                        ========   ========      ========       ======

________________
(1) Includes all states in which premiums comprised less than one percent of total premiums in 2001.

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

     Each independent agent must be authorized by contract to sell our products in each state in which the agent and our companies are licensed. Some of our independent agents are large general agencies with many sales-persons (sub-agents), while others are individuals operating as sole proprietors. Some independent agents sell multiple lines of insurance, while others concentrate primarily or exclusively on accident and health insurance. We do not have exclusive agency agreements with any of our independent agents and they are free to sell policies of other insurance companies, including our competitors.

     We generally do not impose production quotas or assign exclusive territories to agents. The amount of insurance written for us by individual independent agents varies. We periodically review and terminate our agency relationships with non-producing or under-producing independent agents and agents who do not comply with our guidelines and policies with respect to the sale of our products.

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

     We have developed a proprietary agent sales system for long-term care insurance, LTCWorks!, which enables agents to sell products utilizing downloadable software. We believe that LTCWorks! increases the potential distribution of our products by enhancing agents' ability to present the products, assist policyholders in the application process and submit applications over the Internet. LTCWorks! provides agents who specialize in the regular sale of long-term care insurance products with a unique and easy to use sales tool and enables agents who are less familiar with long-term care insurance to present it when they are discussing other products such as life insurance or annuities.

     Marketing General Agents and General Agents. We selectively utilize marketing general agents for the purpose of recruiting independent agents and developing networks of agents in various states. Marketing general agents receive an override commission on business written in return for recruiting, training and motivating the independent agents. In addition, marketing general agents may function as general agents for us in various states. No single grouping of agents accounted for more than 10% of our new premiums or renewal premiums written in 2001 or 2000. One agency accounted for 16% of total premiums earned in 1999. We acquired a division of this agency during 2000, which reduced our reliance on this unaffiliated agency. We have not delegated any underwriting or claims processing authority to any agents.

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

     We currently market our group products primarily through agents who market products to individuals. However, we are in the process of developing a network of agents who generally sell other group products, and who often have existing relationships with employer groups, to market our group products. As of December 31, 2001, premiums in-force for our group products were approximately $4.0 million, covering 3,256 individuals. We believe our group products present an opportunity to significantly increase the number of policies in-force without paying significantly increased commissions.

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

     We use table-based underwriting, or multiple rate classifications, as a means to accept more business while obtaining the appropriate premiums for additional risk. Applicants are placed in different risk classes for acceptance and premium calculation based on medical conditions and level of activity during the application process. We currently offer Premier, Select, Standard and Secured risk classifications. If we determine that we cannot offer the requested coverage, we may suggest an alternative product suitable for coverage for higher risk applicants. Accepted policies are usually issued within seven working days from receipt of the information necessary to underwrite the application.

     Pre-existing conditions disclosed on an application for new long-term nursing home care and most home health care policies are covered immediately upon approval of the policy. Undisclosed pre-existing conditions are covered after six months in most states and two years in certain other states. In addition, our Independent Living policies immediately cover all disclosed pre-existing conditions. In the case of individual Medicare supplement policies, pre-existing conditions are generally not covered during the six-month period following the effective date of the policy.

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

     In conjunction with the development of our LTCWorks! system, we developed an underwriting credit-scoring system, which provides consistent underwriting and rate classification for applicants with similar medical histories and conditions.

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

     For nursing home claims, upon notification of a claim, a personal claims assistant is assigned to review all necessary documentation, including verification of the facility where the claimant resides. A claims examiner verifies eligibility of the claim under the policy. Every effort is made to facilitate the processing of the claim, recognizing that this service efficiency provides substantial value to the policyholder and his or her family. Toward this end, the personal claims assistant verifies the continued residence of the policyholder in the facility each month and expedites payment of the claim.

     We periodically utilize the services of "care managers" to review certain claims, particularly those filed under home health care policies. When a claim is filed, we may engage a care manager to review the claim, including the specific health problem of the insured and the nature and extent of health care services being provided. This review may include visiting the claimant to assess his or her condition. The care manager assists the insured and us by ensuring that the services provided to the insured, and the corresponding benefits paid, are appropriate under the circumstances. The care manager then follows the claimant's progress with periodic contact to ensure that the plan of care continues to be appropriate and that it is adjusted if warranted by improvement in the claimant's condition.

     Home care claims require the greatest amount of diligent overview and we have utilized care management techniques for nearly ten years. Under the terms of our Independent Living policy, we will waive the elimination period if the insured agrees to utilize a care manager. Newer policies offer 100% claims coverage if the claimant uses a care manager and provide up to 80% of the daily benefit if care manager services are not used. The majority of all of our home health care claims in 2001 were submitted to care management. We anticipate that this usage will continue as our business grows.

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

     Premium rates for all lines of insurance are subject to state regulation. Premium regulations vary greatly among jurisdictions and lines of insurance. Rates for our insurance policies are established with the assistance of our independent actuarial consultants and reviewed by the insurance regulatory authorities. Before a rate change can be made, the proposed change must be filed with and, with respect to rates for individual policies, approved by the insurance regulatory authorities in each state in which an increase is sought. Regulators may not approve the increases we request, may approve them only with respect to certain types of policies or may approve increases that are smaller than those we request.

     As a result of minimum statutory loss ratio standards imposed to state regulations, the premiums on our accident and health polices are subject to reduction and/or corrective measures in the event insurance regulatory agencies in states where we do business determine that our loss ratios either have not reached or will not reach required minimum levels. See "Government Regulation."

     (f)  Future Policy Benefits and Claims Reserves

     We are required to maintain reserves equal to our probable ultimate liability for claims and related claims expenses with respect to all policies in-force. Reserves, which are computed with the assistance of an independent firm of actuarial consultants, are established for:

     o    claims which have been reported but not yet paid;

     o    claims which have been incurred but not yet reported; and

     o the discounted present value of all future policy benefits less the discounted present value of expected future premiums.

     The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. We compare actual experience with estimates and adjust reserves on the basis of such comparisons.

     In addition to reserves for incurred claims, reserves are also established for future policy benefits. The policy reserves represent the discounted present value of future obligations that are likely to arise from the policies that we underwrite, less the discounted present value of expected future premiums on such policies. The reserve component is determined using generally accepted actuarial assumptions and methods. However, the adequacy of these reserves rests on the validity of the underlying assumptions that were used to price the products; the more important of these assumptions relate to policy lapses, loss ratios and claim incidence rates. We review the adequacy of our deferred acquisition costs and reserves on an annual basis, utilizing assumptions for future expected claims and interest rates. If we determine that future gross profits of our in-force policies are not sufficient to recover our deferred acquisition costs, we recognize a premium deficiency and "unlock" or change our original assumptions and reset our reserves to appropriate levels using new assumptions. The assumptions we use to calculate reserves for claims under our long-term care products are based on our 29 years of significant claims experience, primarily with respect to nursing home care products, and on the experience of the industry as a whole.

     We began offering home health care coverage in 1983 and since that time have realized a significant increase in the number of home health care policies written. Claims experience with home health care coverage is more limited than the available nursing home care claims experience. Our experience with respect to the Independent Living policy, which was first offered in November 1994, and the Assisted Living and Personal Freedom policies, which were first offered in late 1996, is more limited than our experience with skilled care facilities. We believe that individuals may be more inclined to utilize home health care than nursing home care, which is generally considered only after all other possibilities have been explored. Accordingly, we believe that wide variations in claims experience may be more likely in home health care insurance than in nursing home insurance. Our actuarial consultants utilize both our experience and other industry data in the computation of reserves for the home health care product line.

     In addition, newer long-term care products, developed as a result of regulation or market conditions, may incorporate more benefits with fewer limitations or restrictions. For instance, the Omnibus Budget Reconciliation Act of 1990 required that Medicare supplement policies provide for guaranteed renewability and waivers of pre-existing condition coverage limitations under certain circumstances. In addition, the NAIC has recently adopted model long-term care policy language providing nonforfeiture benefits and a rate stabilization standard for long-term care policies, either or both of which may be adopted by the states in which we write policies. The fluidity in market and regulatory forces may limit our ability to rely on historical claims experience for the development of new premium rates and reserve allocations. See "Government Regulation."

     We use an independent firm of actuarial consultants and an in-house actuary to assist us in pricing insurance products and establishing reserves with respect to those products. Additionally, actuaries assist us in improving the documentation of our reserve methodology and in determining the adequacy of our reserves and their underlying assumptions, a process that has resulted in certain adjustments to our reserve levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." Although we believe that our reserves are adequate to cover all policy liabilities, we cannot assure you that reserves are adequate or that future claims experience will be similar to, or accurately predicted by, our past or current claims experience.

     As of December 31, 2001 and 2000, our reserves for current claims were $214,466,000 and $164,565,000, respectively. In 2001, we added approximately $8.8 million to our claim reserves for 2000 and prior claim incurrals, and in 2000 we added approximately $6.6 million to our claim reserves for 1999 and prior claim incurrals. Our additions to prior year incurrals in 2001 resulted from a continuance study performed by our consulting actuary. We also increased reserves in 2001 by $1.6 million as a result of utilizing a lower interest rate for the purpose of discounting our future liabilities. Over time, it may continue to be necessary for us to increase our claim reserves.


     Policy reserves have been computed principally by the net level premium method based upon estimated future investment yield, mortality, morbidity, withdrawals, premium rate increases and other benefits. The following table sets forth the composition of our policy reserves at December 31, 2001 and 2000 and the assumptions pertinent thereto:

                            Amount of Policy Reserves
                               as of December 31,
                                                     2001           2000
                                                     ----           ----
Accident and  health                              $ 382,660     $ 348,344
Annuities and other                                     131           118
Ordinary life, individual                            13,255        12,947

                              Years of Issue    Discount Rate    Discount Rate
                              --------------    -------------    -------------
Accident and health             1976 to 1986             6.5%             7.0%
                                        1987             6.5%             7.5%
                                1988 to 1991             6.5%             8.0%
                                1992 to 1995             6.5%             6.0%
                                        1996             6.5%             7.0%
                                1997 to 2000             6.5%             6.8%
                                        2001             6.5%             6.5%
Annuities and other             1977 to 1983      6.5% & 7.0%      6.5% & 7.0%
Ordinary life, individual       1962 to 2001     3.0% to 5.5%     3.0% to 5.5%

Basis of Assumption

Accident and health...........Morbidity and withdrawals based on actual and projected experience.
Annuities and other...........Primarily funds on deposit inclusive of accrued interest.
Ordinary life, individual.....Mortality based on 1955-60 Intercompany Mortality
                              Table Combined Select and Ultimate.

      In 2001, the anticipated future gross profits of our in-force long-term care business was not sufficient to recover our deferred acquisition costs, resulting in the recognition of an impairment charge. In connection with this, we unlocked our prior reserve assumptions due to our determination that certain elements were insufficient to produce adequate future coverage of claims. These assumptions include interest rates, premium rates, shock lapses and anti-selection of policyholder persistence.

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

     We reinsure any life insurance policy to the extent the risk on that policy exceeds $50,000. We currently reinsure our ordinary life policies through Reassurance Company of Hanover. We also have a reinsurance agreement with Transamerica Occidental Life Insurance Company to reinsure term life policies whose risk exceeds $15,000, and with Employer's Reassurance Corporation to reinsure credit life policies whose risk exceeds $15,000.

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

     We have also entered into a reinsurance agreement with Cologne Life Reinsurance Company with respect to home health care policies with benefit periods exceeding 36 months. No new policies have been reinsured under this agreement since 1998.

     We also enter into funds withheld financial reinsurance treaties, which allow us to temporarily increase statutory surplus. Although these treaties qualify for statutory accounting treatment as reinsurance, we believe that the agreements do not qualify as reinsurance according to generally accepted accounting principles. We commuted all existing financial reinsurance treaties, effective December 31, 2001, which reduced statutory surplus by approximately $20,000,000. At December 31, 2001 and 2000, our statutory surplus was increased by $0 and approximately $20,000,000, respectively, from financial reinsurance.

     We have stop-loss reinsurance on our disability business that limits our liability in aggregate for the life of the policy or above monthly loss amounts. This coverage is ceded to Employer's Reassurance Corporation, Reassurance America Life Insurance Company and Lincoln National Life Insurance Company. Since January 1, 2000, no new policies have been ceded to Employer's Reassurance Corporation, which has historically provided the majority of our stop-loss reinsurance.

     In 2001, we ceded substantially all of our disability policies to Assurity Life Insurance Company on a 100% quota share basis. The reinsurer may assume ownership of the policies as a sale upon various state and policyholder approvals. We received a ceding allowance of approximately $5,000,000 and ceded reserves to the reinsurer of approximately $10,300,000.

     Effective December 31, 2001, we entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of our respective long-term care insurance policies then in-force. The agreement was entered with Centre Solutions (Bermuda) Limited, which is rated A- by A.M. Best. The agreement is subject to certain coverage limitations, including an aggregate limit of liability, which is a function of certain factors and which may be reduce in the event that the rate increases that the reinsurance agreement may require are not obtained. The agreement meets the requirements to qualify as reinsurance for statutory accounting, but not for generally accepted accounting principles. The initial premium of the treaties is approximately $619,000,000, comprised of $563,000,000 of cash and qualified securities transferred subsequent to December 31, 2001, and $56,000,000 held as funds due to the reinsurer. The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, will be credited to a notional experience account, which is held for our benefit in the event of commutation and recapture on or after December 31, 2007. The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark indices and hedges, which are designed to closely match the duration of our reserve liabilities.

     Pennsylvania insurance regulations require that funds ceded for reinsurance provided by a foreign or "unauthorized" reinsurer must be secured by funds held in a trust account or by a letter of credit for the protection of policyholders. We received approximately $648,000,000 in statutory reserve credits from this transaction as of December 31, 2001, of which $619,000,000 was held by us and $29,000,000 was backed by letters of credit, which increased our statutory surplus by $29,000,000 as well.

     The agreements contain commutation provisions and allow us to recapture the reserve liabilities and the current experience account balance as of December 31, 2007 or on December 31 of any year thereafter. We intend to commute the treaty on December 31, 2007; therefore, we are accounting for the agreements in anticipation of this commutation. In the event we do not commute the agreements on December 31, 2007, we will be subject to escalating expenses.

     The following table shows our historical use of reinsurance, excluding financial reinsurance:

                                                                                    Reinsurance Recoverable
                                                                                    -----------------------
Company                                          A.M. Best Rating         December 31, 2001         December 31, 2000
-------                                          ----------------         -----------------         -----------------
                                                                                         (in thousands)
General and Cologne Life Re of America                      A+                   $10,365                  $8,196
Assurity Life Insurance Company                             A-                     8,403                       -
Provident Indemnity Life Insurance Company                 NR3                     4,362                   4,643
Lincoln National Life Insurance Company (1)                 A                        999                   1,142
Employer's Reassurance Corporation (1)                     A++                       510                     662
Reassure America Life Insurance Company (1)                A++                       426                     400
Life and Health of America                                  B-                       388                     409
Transamerica Occidental Life Insurance Company              A+                        30                       1
Reassurance Company of Hanover                              A                         15                      11
Swiss Reassurance Life and Health America                  A++                         7                       6



(1) We determine the amount of reinsurance recoverable in accordance with GAAP on an aggregate basis for multiple companies that provide reinsurance on our disability business. In order to segregate the risk by reinsurer, we have listed the amount reported for Reassure
         America Life Insurance Company and Lincoln National Life Insurance Company for reserve credits as calculated under statutory accounting principles as of December 31, 2001 and 2000. The amounts reported for Employer's Reassurance Corporation include the net differences between statutory and GAAP reporting for our disability reinsurance.

     (h)  Investments

     Management has categorized the majority of our investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of December 31, 2001, shareholders' equity was increased by $10,583,000 due to unrealized gains of $16,032,000 in the investment portfolio. As of December 31, 2000, shareholders' equity was decreased by $662,000 due to unrealized losses of $1,005,000 in the investment portfolio.

     In 2001, we classified our convertible bond portfolio as trading account investments. Changes in trading account investment market values are recorded in our statement of operations during the period in which the change occurs, rather than as an unrealized gain or loss recorded directly through equity. We recorded a trading account loss in 2001 of $3,428,000, which reflects the unrealized and realized loss of our convertible portfolio that arose during the year ended December 31, 2001. At December 31, 2001, we had liquidated our entire trading portfolio.

     We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. We generally purchase fixed income securities with the expectation of holding them until maturity. However, we classify these securities as available for sale and have sold securities prior to their stated maturity, at either a gain or loss.

     We attempt to match the duration and cash flows of our investments to the liquidity requirements of our liabilities. Although we have generally met our cash flow requirements from operations, we expect that asset / liability management will become increasingly important as future claims payments increase.

     Our investments are managed by three external firms: Davidson Capital Management of Wayne, Pennsylvania, First Union National Bank of Charlotte, North Carolina and Palisade Capital Management of Fort Lee, New Jersey.

     Our investments, other than convertible securities (which were classified as trading), are recorded at their current market value, with any unrealized gains or losses recorded through shareholders' equity in the current reporting period. The following table sets forth the mix of our investment portfolio and the market value by investment segment for the periods ended December 31, 2001 and 2000.

                                                  December 31, 2001                            December 31, 2000
                                                  -----------------                            -----------------
                                           Amortized           Estimated                Amortized            Estimated
                                             Cost             Market Value                 Cost            Market Value
                                             ----             ------------                 ----            ------------
                                                                       (amounts in thousands)
     U.S. Treasury securities
     and obligations of U.S.
     Government authorities
     and agencies                          $ 164,712           $ 172,063                $ 120,691            $ 125,981

   Obligations of states and
     political sub-divisions                     572                 612                      572                  600

   Mortgage backed securities                 42,587              43,331                   26,529               26,720

   Debt securities issued by
    foreign governments                       11,954              12,089                   15,817               15,549

   Corporate securities                      243,793             250,513                  186,268              180,638

   Equities                                    8,760               9,802                   17,112               16,496

   Policy Loans                                  181                 181                      142                  142
                                                ----                ----                     ----                 ----

   Total Investments                       $ 472,559           $ 488,591                 $ 367,131           $ 366,126
                                          ==========          ==========                ==========           =========

   Net unrealized gain (loss)                 16,032                                       (1,005)
                                             -------                                      -------

                                           $ 488,591                                    $ 366,126
                                           =========                                    =========

     As of December 31, 2001, 98% of our total investments were fixed income debt securities, 40% of which were securities of the United States Government (or its agencies or instrumentalities). The balance of our total investment portfolio consisted substantially of publicly traded equity securities.

     The following table shows the composition of the debt securities investment portfolio (at carrying value), excluding short-term investments, by rating as of December 31, 2001. Ratings are prepared by Moody's Debt Rating Service or Standard & Poor's Rating Services.

  Rating                                             Amount        Percent
  ------                                             ------        -------
                                                 (in thousands)
  U.S. Treasury and U.S. Agency Securities.....     $192,024         40.1%
  Aaa or AAA...................................       34,282          7.2%
  Aa or AA.....................................       75,782         15.8%
  A............................................      128,852         26.9%
  BBB..........................................       34,383          7.2%
  Other or Not Rated...........................       13,285          2.8%
                                                    --------        ------
  Total........................................     $478,608        100.0%
                                                    ========        ======

     Our investment policy is to purchase U.S. Treasury securities, U.S. agency securities and investment-grade municipal and corporate securities with the highest yield to maturity available, and to have 7% to 10% of our bond investment portfolio mature each year. Our policy also limits high-yield investments (those rated below "BBB-") to 5% percent of our total portfolio. We may only purchase bonds rated "B" or higher. Certain investments may be unrated or in the process of being rated. At December 31, 2001, our investment portfolio contained no direct investments in real estate.

     During 2001, we recognized impairment losses of approximately $5,800,000, which we deemed to be other than temporary. During 2000, we recognized impairment losses of approximately $3,200,000. These losses have been recorded as realized losses in the consolidated income statement.

     We have historically limited our investments in equity securities. At December 31, 2001, we held common and preferred stock investments that represented 2% of our total investments. We intend to limit our common and preferred stock investments to 10% or less of our total investments.

     The following table sets forth, for the periods indicated, certain information concerning investment income, including dividend payments made on common and preferred stock. The average yield calculation does not reflect the impact upon market value of investments due to changes in market interest rates.

                                                Year Ended December 31,
                                                -----------------------
                                           2001         2000          1999
                                           ----         ----          ----
                                          (in thousands, except percentages)
Average balance of investments, cash
and cash equivalents during the period,
at cost (1)..............................   $545,404      $441,300    $392,592
Net investment income....................     30,613        27,408      22,619
Average yield on investments ............       5.6%          6.2%        5.8%

---------------

(1) Average of average quarterly balances for all investable assets, including bonds, equity securities, policy loans and cash; average quarterly balances are averages of amounts at the beginning and end of the quarter.

     At December 31, 2001, the duration of our bond portfolio was approximately
5.0 years. The following table sets forth the contractual maturity of our bond portfolio, at amortized cost, by aggregate amount and as a percentage of our bond portfolio. Actual maturities may differ from contractual maturities because of the issuer's right to call or repay obligations, with or without call or prepayment penalties.

                                             Amortized           Estimated
                                               Cost             Market Value
                                            -----------         ------------
Due in one year or less                         $  7,969             $  8,054
Due after one year through five years            145,916              149,582
Due after five years through ten years           234,452              244,114
Due after ten years                               75,281               76,858
                                            ------------         ------------
                                                $463,618             $478,608
                                            ============         ============

     As of December 31, 2001, we had purchased approximately $50 million of corporate owned life insurance ("COLI") from American General Life Insurance Company of Houston, Texas in order to fund the long-term expense of our employee benefit programs. COLI is not recorded as an investment but is reported as its own financial statement category.

     Effective December 31, 2001, we entered a reinsurance agreement to reinsure, on a quota share basis, substantially all of our long-term care insurance policies in-force. The transaction resulted in the transfer of approximately $563,000,000 of cash and qualified securities to the reinsurer, representing approximately 93% of our December 31, 2001 investment and cash portfolio. The reinsurer will maintain a notional experience account, which reflects the initial premium paid, future premiums collected net of claims, expenses and accumulated investment earnings. The notional experience account balance will receive an investment credit based upon the total return from a series of benchmark indices and hedges that are intended to match the duration of our reserve liability. Because we do not have controlling ownership of these assets, periodic changes in the market values of the benchmark indices and hedges will be recorded in our financial statements in the period in which they occur. The investment credit rate represents a total return on a benchmark portfolio, which subjects us to potential realized losses in our investment income. As a result, we will likely experience significant increased volatility in our future financial statements.

     i)   Selected Financial Information: Statutory Basis

     The following table shows certain ratios derived from our insurance regulatory filings with respect to our accident and health policies presented in accordance with accounting principles prescribed or permitted by insurance regulatory authorities ("SAP"), which differ from the presentation under generally accepted accounting principles ("GAAP") and, which also differ from the presentation under SAP for purposes of demonstrating compliance with statutorily mandated loss ratios. See "Government Regulation."

                                           Year ended December 31,
                                     2001          2000           1999
                                     ----          ----           ----
Loss Ratio (1) (4)                   154.4%         67.1%         70.4%
Expense ratio (2) (4)               -201.3%        114.4%         44.1%
                                    -------        ------        -----
Combined loss and expense ratio      -46.9%        181.5%        114.5%
Persistency (3)                       88.0%         86.4%         86.7%

-----------------
     (1) Loss ratio is defined as incurred claims and increases in policy reserves divided by collected premiums.

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

     (4) The 2001, 2000 and 1999 loss ratios and expense ratios are significantly affected by the reinsurance of approximately $408,093,000, $225,741,000 and $90,230,000, respectively, in premium on a statutory basis under financial and other reinsurance treaties . reserves are accounted for as offsetting negative benefits and negative premium, causing substantial deviation in reported ratios.

     Statutory accounting practices. As long-term care insurers, our insurance subsidiaries are required by state insurance regulation to have statutory surplus, which is calculated differently than under GAAP, at a sufficient level to support existing policies as well as new business growth. Under SAP, costs associated with sales of new policies must be charged to earnings as incurred. Because these costs, together with required reserves, generally exceed first year premiums, statutory surplus may be reduced during periods of increasing first year sales. The commissions paid to agents on new business production are generally higher for new business than for renewing policies. Because statutory accounting requires commissions to be expensed as paid, rapid growth in first year business generally results in higher expense ratios.

     Effective December 31, 2001, we entered a reinsurance transaction that, according to Pennsylvania insurance regulation, required the reinsurer to provide us with letters of credit in order for us to receive statutory reserve and surplus credit from the reinsurance. The letters of credit were dated subsequent to December 31, 2001, as a result of the final closing of the agreement. In addition, the initial premium paid for the reinsurance included investment securities carried at amortized cost but valued at market price for purposes of the premium transfer and the experience account. The Pennsylvania Insurance Department permitted us to receive credit of $29,000,000 for the letters of credit, and to accrue the anticipated, yet unknown, gain of $18,000,000 from the sale of securities at market value, in our statutory financial results for December 31, 2001. The impact of this permitted practice served to increase the statutory surplus of our insurance subsidiaries by approximately $47,000,000 at December 31, 2001. Had we not been granted a permitted practice, our statutory surplus would have been negative until the first quarter 2002 reporting period, when a permitted practice would no longer be required due to our receipt of the letters of credit prior to March 31, 2002.

     Minimum loss ratios. Mandated loss ratios are calculated in a manner intended to provide adequate reserving for the long-term care insurance risks, using statutory lapse rates and certain assumed interest rates. The statutorily assumed interest rates differ from those used in developing reserves under GAAP. For this reason, statutory loss ratios differ from loss ratios reported under GAAP. Mandatory statutory loss ratios also differ from loss ratios reported on a current basis under SAP for purposes of our annual and quarterly state insurance filings. The states in which we are licensed have the authority to change these minimum ratios and to change the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. We are unable to predict the impact of (1) the imposition of any changes in the mandatory statutory loss ratios for individual or group long-term care policies to which we may become subject, (2) any changes in the minimum loss ratios for individual or group long-term care or Medicare supplement policies, or (3) any change in the manner in which these minimums are computed or enforced in the future. We have not been informed by any state that our subsidiaries do not meet mandated minimums, and we believe we are in compliance with all such minimum ratios. In the event the we are not in compliance with minimum statutory loss ratios mandated by regulatory authorities with respect to certain policies, we may be required to reduce or refund our premiums on such policies.

     (j)  Insurance Industry Rating Agencies

     Our subsidiaries have A.M. Best ratings of "B- (fair)" and Standard & Poor's ratings of "B- (weak)." A.M. Best and Standard & Poor's ratings are based on a comparative analysis of the financial condition and operating performance for the prior year of the companies rated, as determined by their publicly available reports. A.M. Best's classifications range from "A++ (superior)" to "F (in liquidation)." Standard & Poor's ratings range from "AAA (extremely strong)" to "CC (extremely weak)." A.M. Best and Standard & Poor's ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors and are not recommendations to buy, hold or sell a security. In evaluating a company's financial and operating performance, the rating agencies review profitability, leverage and liquidity, as well as book of business, the adequacy and soundness of reinsurance, the quality and estimated market value of assets, the adequacy of reserves and the experience and competence of management.

     Certain distributors will not sell our group products unless we have a financial strength rating of at least an "A-." The inability of our subsidiaries to obtain higher A.M. Best or Standard & Poor's ratings could adversely affect the sales of our products if customers favor policies of competitors with better ratings. In addition, a downgrade in our ratings may cause our policyholders to allow their existing policies to lapse. Increased lapsation would reduce our premium income and would also cause us to expense fully the deferred policy costs relating to lapsed policies in the period in which those policies lapsed. Recent downgrades or further downgrades in our ratings also may lead some independent agents to sell less of our products or to cease selling our policies altogether.

     (k)  Competition

     We operate in a highly competitive industry. We believe that competition is based on a number of factors, including service, products, premiums, commission structure, financial strength, industry ratings and name recognition. We compete with a large number of national insurers, smaller regional insurers and specialty insurers, many of whom have considerably greater financial resources, higher ratings from A.M. Best and Standard and Poor's and larger networks of agents than we do. Many insurers offer long-term care policies similar to those we offer and utilize similar marketing techniques. In addition, we are subject to competition from insurers with broader product lines. We also may be subject, from time to time, to new competition resulting from changes in Medicare benefits, as well as from additional private insurance carriers introducing products similar to those offered by us.

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

     We also compete with non-insurance financial services companies such as banks, securities brokerage firms, investment advisors, mutual fund companies and other financial intermediaries marketing insurance products, annuities, mutual funds and other retirement-oriented investments. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("Gramm-Leach-Bliley Act") implemented fundamental changes in the regulation of the financial services industry, permitting mergers that combine commercial banks, insurers and securities firms under one holding company. The ability of banks to affiliate with insurers may adversely affect our ability to remain competitive.

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

     The Pennsylvania Insurance Department, the New York Insurance Department and the insurance regulators in other jurisdictions have broad administrative and enforcement powers relating to the granting, suspending and revoking of licenses to transact insurance business, the licensing of agents, the regulation of premium rates and trade practices, the content of advertising material, the form and content of insurance policies and financial statements and the nature of permitted investments. In addition, regulators have the power to require insurance companies to maintain certain deposits, capital, surplus and reserve levels calculated in accordance with prescribed statutory standards. The NAIC has developed minimum capital and surplus requirements utilizing certain risk-based factors associated with various types of assets, credit, underwriting and other business risks. This calculation, commonly referred to as RBC, serves as a benchmark for the regulation of insurance company solvency by state insurance regulators. The primary purpose of such supervision and regulation is the protection of policyholders, not investors. See "Selected Financial Information - Statutory Basis."

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

     On an annual basis, the Pennsylvania Insurance Department and the New York Insurance Department are provided with a calculation prepared by our consulting actuaries regarding compliance with required minimum loss ratios for Medicare supplement and credit policies. This report is made available to all states. Although certain other policies (e.g., nursing home and hospital care policies) also have specific mandated loss ratio standards, there presently are no similar reporting requirements in the states in which we do business for such other policies.

     In December 1986, the NAIC adopted the Long-Term Care Insurance Model Act ("Model Act"), which was adopted to promote the availability of long-term care insurance policies, to protect applicants for such insurance and to facilitate flexibility and innovation in the development of long-term care coverage. The Model Act establishes standards for long-term care insurance, including provisions relating to disclosure and performance standards for long-term care insurers, incontestability periods, nonforfeiture benefits, severability, penalties and administrative procedures. Model regulations were also developed by the NAIC to implement the Model Act. Some states have also adopted standards relating to agent compensation for long-term care insurance. In addition, from time to time, the federal government has considered adopting standards for long-term care insurance policies, but it has not enacted any such legislation to date.

     Some state legislatures have adopted proposals to limit rate increases on long-term care insurance products. In the past, we have been generally successful in obtaining rate increases when necessary. We currently have rate increases on file with various state insurance departments and anticipate that increases on other products may be required in the future. If we are unable in the future to obtain rate increases, or in the event of legislation limiting rate increases, we believe it would have a negative impact on our future earnings.

     In September 1996, Congress enacted the Health Insurance Portability and Accountability Act ("HIPAA"), which permits premiums paid for eligible long-term care insurance policies after December 31, 1996 to be treated as deductible medical expenses for federal income tax purposes. The deduction is limited to a specified dollar amount ranging from $200 to $2,500, with the amount of the deduction increasing with the age of the taxpayer. In order to qualify for the deduction, the insurance contract must, among other things, provide for limitations on pre-existing condition exclusions, prohibitions on excluding individuals from coverage based on health status and guaranteed renewability of health insurance coverage. Although we offer tax-deductible policies, we will continue to offer a variety of non-deductible policies as well. We have long-term care policies that qualify for tax exemption under HIPAA in all states in which we are licensed.

     In 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification") guidance, which replaced the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, including the recognition of deferred income taxes.

     The Pennsylvania and New York Insurance Departments have adopted the Codification guidance, effective January 1, 2001. The Codification guidance serves to reduce the insurance subsidiaries' surplus, primarily due to certain limitations on the recognition of goodwill and EDP equipment and the recognition of other than temporary declines in investments. In 2001, our statutory surplus was reduced by approximately $2,000 as a result of the Codification guidance. These reductions are partially offset by certain other items, including the recognition of deferred tax assets subject to certain limitations.

     We are also subject to the insurance holding company laws of Pennsylvania and of the other states in which we are licensed to do business. These laws generally require insurance holding companies and their subsidiary insurers to register and file certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. Further, states often require prior regulatory approval of changes in control of an insurer and of intercompany transfers of assets within the holding company structure. The Pennsylvania Insurance Department and the New York Insurance Department must approve the purchase of more than 10% of the outstanding shares of our common stock by one or more parties acting in concert, and may subject such party or parties to the reporting requirements of the insurance laws and regulations of Pennsylvania and New York and to the prior approval and/or reporting requirements of other jurisdictions in which we are licensed. In addition, our officers, directors and 10% shareholders and those of our insurance subsidiaries are subject to the reporting requirements of the insurance laws and regulations of Pennsylvania and New York, as the case may be, and may be subject to the prior approval and/or reporting requirements of other jurisdictions in which they are licensed.

     Under Pennsylvania law, public utilities and their affiliates, subsidiaries, officers and employees may not be licensed or admitted as insurers. If any public utility or affiliate, subsidiary, officer or employee of any public utility acquires 5% or more of the outstanding shares of our common stock, such party may be deemed to be an affiliate, in which event our Certificate of Authority to do business in Pennsylvania may be revoked upon a determination by the Pennsylvania Insurance Department that such party exercises effective control over us. Although several entities own more than 5% of our common stock, no public utility or affiliate, subsidiary, officer or employer of any public utility holds sufficient voting authority to exercise effective control over us.

     States also restrict the dividends our insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of our insurance company subsidiaries, computed according to statutory formulae. Under the insurance laws of Pennsylvania and New York, insurance companies can pay dividends only out of surplus. In addition, Pennsylvania law requires each insurance company to give 30 days advance notice to the Pennsylvania Insurance Department of any planned extraordinary dividend (any dividend paid within any twelve-month period which exceeds the greater of (1) 10% of an insurer's surplus as shown in its most recent annual statement filed with the Insurance Department or (2) its net gain from operations, after policyholder dividends and federal income taxes and before realized gains or losses, shown in such statement) and the Insurance Department may refuse to allow it to pay such extraordinary dividends. Our Corrective Action Plan also requires the approval of the Pennsylvania Insurance Department of all dividends. Under New York law, our New York insurance subsidiary must give the New York Insurance Department 30 days' advance notice of any proposed etraordinary dividend and cannot pay any dividend if the regulator disapproves the payment during that 30-day period.

     In addition, our New York insurance company must obtain the prior approval of the New York Insurance Department before paying any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company's surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December
31. In 2002, we received a dividend from our New York subsidiary of $651,000. The dividend proceeds were used for parent company liquidity needs.

     We believe that, other than our New York subsidiary, none of our insurance subsidiaries are eligible to make dividend payments to the parent company in 2002.

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

     Compliance with multiple federal and state privacy laws may affect our profits. Congress enacted the Gramm-Leach-Bliley Financial Services Modernization Act in November 1999. Federal agencies have adopted regulations to implement this legislation. The Gramm-Leach-Bliley Act empowers states to adopt their own measures to protect the privacy of consumers and customers of insurers that are covered by the Gramm-Leach-Bliley Act, so long as those protections are at least as stringent as those required by the Gramm-Leach-Bliley Act. If states do not enact their own insurance privacy laws or adopt regulations, the privacy requirements of the Gramm-Leach-Bliley Act will apply to insurers, although no enforcement mechanism has yet been adopted for insurers. The Department of Health and Human Services has adopted privacy rules, which will also apply to at least some of our products. The NAIC has adopted the Insurance Information and Privacy Model Act, but no state has yet adopted this model act. Individual state insurance regulators have indicated that their states may adopt privacy laws or regulations that are more stringent than the NAIC's model act and those provided for under federal law. Compliance with different laws in states where we are licensed could prove extremely costly.

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

     (m)  Employees

     As of December 31, 2001, we had 303 full-time employees (not including independent agents). We are not a party to any collective bargaining agreements.

Item 2.   Properties

     Our principal offices in Allentown, Pennsylvania occupy two buildings, totaling approximately 30,000 square feet of office space in a 40,000 square foot building and all of an 8,000 square foot building. We own both buildings and a 2.42 acre undeveloped parcel of land located across the street from our home offices. We also lease additional office space in Michigan and New York.

Item 3.   Legal Proceedings

     Our subsidiaries are parties to various lawsuits generally arising in the normal course of their business. We do not believe that the eventual outcome of any of the suits to which we are party will have a material adverse effect on our financial condition or results of operations. However, the outcome of any single event could have a material impact upon the quarterly or annual financial results of the period in which it occurs.

     The Company and certain of our key executive officers are defendants in consolidated actions that were instituted on April 17, 2001 in the United States District Court for the Eastern District of Pennsylvania by shareholders of the Company, on their own behalf and on behalf of a putative class of similarly situated shareholders who purchased shares of the Company's common stock between July 23, 2000 through and including March 29, 2001. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as a result of misstatements and omissions allegedly contained in our periodic reports filed with the SEC, certain press releases issued by us, and in other statements made by our officials. The alleged misstatements and omissions relate, among other matters, to the statutory capital and surplus position of our largest subsidiary, Penn Treaty Network America Insurance Company. On December 7, 2001, the defendants filed a motion to dismiss the complaint, which is currently pending. We believe that the complaint is without merit, and we will continue to vigorously defend the matter.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2001 to a vote of security holders.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock is traded on the New York Stock Exchange under the symbol "PTA." The following table indicates the high and low closing prices of our common stock as reported on the New York Stock Exchange during the periods indicated.

                                   High          Low
                                   ----          ---
2001
     1st Quarter                  $ 19.56      $ 10.17
     2nd Quarter                  $  8.85      $  2.20
     3rd Quarter                  $  4.18      $  2.21
     4th Quarter                  $  6.35      $  2.70

2000
     1st Quarter                  $ 17.69      $ 12.31
     2nd Quarter                  $ 19.94      $ 13.13
     3rd Quarter                  $ 18.56      $ 14.94
     4th Quarter                  $ 21.25      $ 15.88

     We have never paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. It is our present intention to retain any future earnings to support the continued growth of our business. Any future payment of dividends is subject to the discretion of the board of directors and is dependency, in part, on any dividends we may receive from our subsidiaries. The payment of dividends by our subsidiaries is dependent on a number of factors, including their respective earnings and financial condition, business needs and capital and surplus requirements, and is also subject to certain regulatory restrictions and the effect that such payment would have on their financial strength ratings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," "Business--Insurance Industry Rating Agencies" and "Business--Government Regulation."

Item 6.   Selected Financial Data

     The following selected consolidated statement of operations data and balance sheet data as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, have been derived from our Consolidated GAAP Financial Statements.

                                                              2001          2000          1999          1998          1997
                                                           ---------     ---------     ---------     ---------     ---------
                                                                      (in thousands, except per share data and ratio)
Statement of Operations Data:
Revenues:
   Total premiums                                          $ 350,391     $ 357,113     $ 292,516     $ 223,692     $ 167,680
   Net investment income                                      30,613        27,408        22,619        20,376        17,009
   Net realized (losses) gains                                (7,795)          652         5,393         9,209         1,417
   Other income                                                9,208         8,096         6,297           885           417
                                                           ---------     ---------     ---------     ---------     ---------
   Total revenues                                            382,417       393,269       326,825       254,162       186,523
                                                           ---------     ---------     ---------     ---------     ---------

Benefits and expenses:
   Benefits to policyholders (1)                             239,155       243,571       200,328       154,300       123,865
   Commissions                                                76,805       102,313        96,752        80,273        55,240
    Net acquisition costs amortized (deferred) (2)             9,860       (43,192)      (51,134)      (46,915)      (28,294)
    Impairment of net unamortized policy
       acquisition costs (3)                                  61,800          --            --            --            --
   General and administrative expenses                        49,282        49,973        40,736        26,069        20,614
   Excise tax expense (4)                                      5,635          --            --            --            --
   Loss due to impairment of property
      and equipment (5)                                         --            --           2,799          --            --
   Change in reserve for claim litigation                       (250)        1,000          --            --            --
   Interest expense                                            4,999         5,134         5,187         4,809         4,804
                                                           ---------     ---------     ---------     ---------     ---------
   Total benefits and expenses                               447,286       358,799       294,668       218,536       176,229
                                                           ---------     ---------     ---------     ---------     ---------

(Loss) income before federal income taxes                    (64,869)       34,470        32,157        35,626        10,294
(Benefit) provision for federal income taxes                 (16,280)       11,720        10,837        11,578         2,695
                                                           ---------     ---------     ---------     ---------     ---------

Net (loss) income                                          $ (48,589)    $  22,750     $  21,320     $  24,048     $   7,599
                                                           =========     =========     =========     =========     =========

Basic earnings per share                                   $   (3.41)    $    3.13     $    2.83     $    3.17     $    1.01
                                                           =========     =========     =========     =========     =========
Diluted earnings per share                                 $   (3.41)    $    2.61     $    2.40     $    2.64     $    0.98
                                                           =========     =========     =========     =========     =========
Weighted average shares outstanding (6)                       14,248         7,279         7,533         7,577         7,540
Weighted average diluted shares outstanding (7)               14,248         9,976        10,293        10,402         7,758

Balance Sheet Data:
Total investments                                          $ 488,591     $ 366,126     $ 373,001     $ 338,889     $ 301,787
Total assets                                                 940,367       856,131       697,639       580,552       465,772
Total debt (8)                                                79,190        81,968        82,861        76,550        76,752
Shareholders' equity                                         192,796       188,062       158,685       157,670       132,756
Book value per share                                       $   10.24     $   25.81     $   21.81     $   20.79     $   17.53

Other Supplemental Data:
Net operating income (9)                                   $   6,838     $  23,180     $  19,600     $  17,832     $   6,553
Net operating income excluding
   goodwill amortization (10)                              $   7,691     $  24,034     $  20,259     $  18,043     $   6,784

GAAP Ratios:
Loss ratio                                                      68.3%         68.2%         68.5%         69.0%         73.9%
Expense ratio (11)                                              59.0%         32.0%         31.3%         28.7%         31.2%
                                                           ---------     ---------     ---------     ---------     ---------
Total                                                          127.3%        100.2%         99.8%         97.7%        105.1%
                                                           =========     =========     =========     =========     =========
Return on average equity (12)                                  (25.5%)        13.1%         13.5%         16.6%          6.0%

Selected Statutory Data:
Net premiums written (13)                                  $ (64,689)    $ 130,676     $ 208,655     $ 143,806     $ 167,403
Statutory surplus (beginning of
  period)                                                  $  30,137     $  67,070     $  76,022     $  67,249     $  81,795
Ratio of net premiums written to
  statutory surplus                                           (2.2)x          1.9x          2.7x          2.1x          2.0x


Notes to Selected Financial Data (in thousands)

(1) In 1997, we added approximately $12,000 to our reserves as a result of our reassessment of assumptions utilized in the actuarial determination of our claims reserves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Effective September 10, 2001, we discontinued the sale, nationally, of all new long-term care insurance policies until our Corrective Action Plan was completed and approved by the Pennsylvania Insurance Department. As a result, we did not defer the costs associated with new policy issuance and recognized only the amortization of existing deferred acquisition costs. In addition, we recognized approximately $10,000 in additional amortization expense when we unlocked our factors during the second quarter of 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Effective December 31, 2001, we entered a reinsurance agreement for substantially all of our long-term care insurance policies. The agreement requires us to pay an annual expense and risk charge to the reinsurer in the event we later commute the agreement. As a result of these anticipated charges, we determined to impair the value of our net unamortized policy acquisition costs by $61,500.

(4) As a result of our December 31, 2001 reinsurance agreement with a foreign reinsurer, we must pay federal excise tax of 1% on all ceded premium. The 2001 expense represents excise taxes due for premiums transferred at the inception of the contract.

(5) During 1999, we discontinued the implementation of a new computer system, for which we had previously capitalized $2,799 of licensing, consulting and software costs. When we decided not to use this system, its value became fully impaired. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(6) On May 25, 2001, we issued approximately 11,047 new common shares of our common stock, for net proceeds of $25,726, through an investor rights offering.

(7) Diluted shares outstanding includes shares issuable upon the conversion of our convertible debt and exercise of options outstanding, except in 2001, for which the inclusion of such shares would be anti-dilutive.

(8) In 1996, we issued $74,750 in convertible debt, due December 2003. In 1999, we purchased an agency for cash and a note for $7,167 payable in installments through January 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

(9) Net operating income excludes the effect, net of taxes, of (1) net realized gains and losses from the sale of our investments in debt and equity securities in all years and trading account losses, (2) our 1999 property and equipment impairment charge, (3) our 2001 DAC impairment charge and excise tax expense and (4) our tax valuation allowance in 2001. Net operating income is not calculated in accordance with GAAP. It should not be considered in isolation or as a substitute for net income calculated in accordance with GAAP. Different companies calculate net operating income differently and therefore net operating income as presented for us may not be comparable to net operating income reported by other companies.

(10) Net operating income excluding goodwill amortization excludes the effect, net of taxes, of amortization of goodwill. This amount is not calculated in accordance with GAAP. It should not be considered in isolation or as a substitute for net income calculated in accordance with GAAP. Different companies calculate net operating income differently and therefore net operating income as presented for us may not be comparable to net operating income reported by other companies.

(11) Expense ratios exclude the impact of reduced commissions and increased general and administrative expenses resulting from the 1999 and 2000 acquisitions of our agency subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(12) Return on average equity is calculated by dividing net income by the average of equity at the beginning and end of each period.

(13) Under statutory accounting principles, ceded reserves are accounted for as offsetting negative benefits and negative premium. Our 2001, 2000 and 1999 premium is reduced by $408,093, $225,741 and $90,230, respectively from reinsurance transactions.

          Quarterly Data

     Our unaudited quarterly data for each quarter of 2001 and 2000 has been derived from unaudited financial statements and include all adjustments, consisting only of normal recurring accruals, which we consider necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of our future results of operations.

     The following table presents unaudited quarterly data for each quarter of 2001 and 2000.

                                                                              2001
                                                       ---------------------------------------------------
                                                         First        Second         Third        Fourth
                                                        Quarter       Quarter       Quarter       Quarter
                                                       ---------     ---------     ---------     ---------
                                                         (in thousands, except per share data and ratios)

Total premiums                                         $  96,019     $  90,039     $  80,588     $  83,745
Net investment income                                      6,725         7,185         8,571         8,132
Net realized capital gains and losses and
     other income                                           (889)        3,476           728        (1,902)
                                                       ---------     ---------     ---------     ---------
     Total revenues                                      101,855       100,700        89,887        89,975
                                                       ---------     ---------     ---------     ---------

Benefits to policyholders                                 72,137        60,235        47,220        59,563
Commissions and expenses                                  37,372        33,793        27,999        32,308
Net acquisition costs amortized (deferred)                (5,397)        1,750         7,255        68,052
                                                       ---------     ---------     ---------     ---------
     Net (loss) income                                 $  (2,336)    $   2,430     $   4,075     $ (52,759)
                                                       =========     =========     =========     =========

GAAP loss ratio                                             75.1%         66.9%         58.6%         71.1%
GAAP expense ratio (excluding interest)                     33.3%         39.5%         43.7%        119.8%
                                                       ---------     ---------     ---------     ---------
     Total                                                 108.4%        106.4%        102.3%        191.0%
                                                       =========     =========     =========     =========


                                                                              2000
                                                       ---------------------------------------------------

                                                         First         Second         Third        Fourth
                                                        Quarter        Quarter       Quarter       Quarter
                                                        ---------     ---------     ---------     ---------
                                                         (in thousands, except per share data and ratios)

Total premiums                                         $  86,038     $  86,825     $  91,963     $  92,287
Net investment income                                      6,161         6,636         6,874         7,737
Net realized capital gains and losses and
     other income                                          4,293           808         2,886           761
                                                       ---------     ---------     ---------     ---------
     Total revenues                                       96,492        94,269        95,352        94,401
                                                       ---------     ---------     ---------     ---------

Benefits to policyholders                                 59,911        59,488        61,120        63,052
Commissions and expenses                                  37,859        38,347        38,167        38,913
Net acquisition costs deferred                           (10,890)      (12,090)       (9,111)      (11,101)
                                                       ---------     ---------     ---------     ---------
     Net income                                        $   5,491     $   4,788     $   6,776     $   5,696
                                                       =========     =========     =========     =========

GAAP loss ratio                                             69.6%         68.5%         66.5%         68.3%
GAAP expense ratio (excluding interest)                     31.3%         30.2%         31.6%         30.1%
                                                       ---------     ---------     ---------     ---------
     Total                                                 101.0%         98.8%         98.1%         98.5%
                                                       =========     =========     =========     =========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth the components of our condensed statements of operations for the years ended December 31, 2001, 2000 and 1999, expressed as a percentage of total revenues.

                                                       Year Ended December 31,
                                                    ----------------------------
                                                     2001       2000       1999
                                                     ----      ----        ----
 Statement of Operations Data:
 Revenues:
 Total premiums                                      91.6%      90.8%      89.5%
 Net investment income                                8.0%       6.9%       6.9%
 Net realized (losses) gains                         -2.0%       0.2%       1.7%
 Other income                                         2.4%       2.1%       1.9%
                                                      ----       ----       ----
    Total revenues                                  100.0%     100.0%     100.0%
                                                    ------     ------     ------

 Benefits and expenses:
 Benefits to policyholders                           62.5%      61.9%      61.3%
 Commissions                                         20.1%      26.0%      29.6%
 Net policy acquisition costs
    amortized (deferred)                             18.7%     -11.0%     -15.6%
 General and administrative expense                  14.3%      13.0%      13.3%
 Interest expense                                     1.4%       1.3%       1.6%
                                                      ----       ----       ----
    Total benefits and expenses                     117.0%      91.2%      90.2%
                                                    ------      -----      -----

 (Loss) income before federal income taxes          -17.0%       8.8%       9.8%
 (Benefit) provision for federal income taxes        -4.3%       3.0%       3.3%
                                                     -----       ----       ----

 Net (loss) income                                  -12.7%       5.8%       6.5%
                                                    ======       ====       ====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (amounts in thousands)

     Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care, Medicare supplement and long-term disability insurance. We experienced significant reductions in new premium sales during 2001 due to the cessation of new business generation in all states and as a result of market concerns regarding our insurance subsidiaries' statutory surplus. Under our Corrective Action Plan, which was recently approved by the Pennsylvania Insurance Department (the "Department"), we intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. Our underwriting practices rely upon the base of experience that we have developed in over 29 years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, we have encouraged our customers to purchase both nursing home and home health care coverage, thus providing our insureds with enhanced protection and broadening our policy base.

     Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported losses, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. For a description of current regulatory matters affecting our insurance subsidiaries, see "Liquidity and Capital Resources - Subsidiary Operations."

     Our results of operations are affected significantly by the following other factors:

     Level of required reserves for policies in-force. The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. Claim reserves reflect actual experience through the most recent time period. We compare actual experience with estimates and adjust our reserves on the basis of such comparisons. Revisions to reserves are reflected in our current results of operations through benefits to policyholders.

     We also maintain reserves for policies that are not currently on claim based upon actuarial expectations that a policy may go on claim in the future. These reserves are calculated based on factors that include estimates for mortality, morbidity, interest rates and persistency. Factor components generally include assumptions that are consistent with both our experience and industry practices.

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

     With the assistance of our consulting actuary, we reviewed the appropriateness and recoverability of DAC. We determined that we require premium rate increases on a majority of our existing products in order to fully recover our present DAC from future profits. We recognized a DAC impairment loss of $61,800 during 2001 primarily as a result of the additional cost projected for our new reinsurance agreement, including investment management fees, excise taxes and expense and risk charges. In the event that premium rate increases cannot be obtained as needed, our DAC would be further impaired and we would incur an expense in the amount of the impairment. See "Net Policy Acquisition Costs Deferred."

     The number of years a policy has been in in-force. Claims costs tend to be higher on policies that have been in-force for a longer period of time. As the insured ages, it is more likely that the insured will need services covered by the policy. However, the longer the policy is in effect, the more premium we receive.

     Investment income. Our investment portfolio consisted primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the duration of our investments (approximately 5.0 years), investment interest income does not immediately reflect changes in market interest rates. Subsequent to December 31, 2001 and in connection with a reinsurance agreement, we transferred a significant portion of our investment portfolio to our reinsurer. Under our new reinsurance agreement, substantially all of our investable assets were transferred to the reinsurer. The reinsurer will maintain a notional experience account for our benefit that includes these assets and all future cash flows from the reinsured business. We will record an investment credit on this experience account based upon the total return of a series of benchmark indices and hedges, which are designed to closely match the duration of reserve liabilities.

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

Results of Operations

Twelve Months Ended December 31, 2001 and 2000
(dollars in thousands)

     Premiums. Total premium revenue earned in the twelve month period ended December 31, 2001, including long-term care, disability, life and Medicare supplement, decreased 1.9% to $350,391, compared to $357,113 in the twelve month period ended December 31, 2000. Total premium in the 2001 period was reduced by $10,009 as a result of premium ceded for the reinsurance of our disability product line.

     Total first year premiums earned in 2001 decreased 54.5% to $44,539, compared to $97,888 in 2000. First year long-term care premiums earned in 2001 decreased 56.0% to $42,135, compared to $95,693 in 2000. We experienced significant reductions in new premium sales due to the cessation of new business generation in all states during the third and fourth quarters and as a result of the market's concerns regarding our insurance subsidiaries' statutory surplus.

     Effective September 10, 2001, we discontinued the sale, nationally, of all new long-term care insurance policies until our Corrective Action Plan was completed and approved by the Department. This decision resulted from our concern about further depletion of statutory surplus from new sales prior to the completion and approval of the Corrective Action Plan and from increasing concern regarding our financial status expressed by many states in which we are licensed to conduct business. Under our Corrective Action Plan, we intend to limit future new business growth to levels that will allow us to maintain sufficient statutory surplus. See "Liquidity and Capital Resources." Since the approval of our Corrective Action Plan on February 12, 2002, we have recommenced sales in 26 states and are continuing efforts to recommence in all states upon individual state approvals.

     Total renewal premiums earned in 2001 increased 18.0% to $305,852, compared to $259,225 in 2000. Renewal long-term care premiums earned in 2001 increased 18.7% to $290,632, compared to $244,945 in 2000. This increase reflects renewals of a larger base of in-force policies, as well as a continued increase in policyholder persistency.

     Net Investment Income. Net investment income earned during 2001 increased 11.7% to $30,613, from $27,408 for 2000. Management attributes this growth to an increase in invested assets, which resulted from premium receipts and from the investment of additional funds generated from our rights offering. Our average yield on invested assets at cost, including cash and cash equivalents, was 5.6% in 2001, compared to 6.2% in 2000. The average yield is lower due to reduced market rates for reinvesting of maturing investments and due to higher cash balances held during 2001.

     Net Realized Capital Gains and Trading Account Activity. During 2001, we recognized capital losses of $4,367, compared to capital gains of $652 in 2000. The results of both years were recorded due to realized gains and losses from our normal investment management operations and from impairment losses of approximately $5,800 in 2001 and $3,200 in 2000 on equity and debt securities, which we deemed to be other than temporary. At December 31, 2001, we entered a reinsurance agreement for which a substantial portion of our investment portfolio was later ceded as the initial premium for this agreement. As a result of this intended transfer or sale of assets, we determined that all gross unrealized losses on our debt and equities securities would not be recovered and therefore were deemed other than temporary impairments. We recognized a loss of $3,867 from this determination.

     We classified our convertible bond portfolio as trading account investments as a result of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Changes in trading account investment market values are recorded in our statement of operations during the period in which the change occurs, rather than as an unrealized gain or loss recorded directly through equity. Therefore, we recorded a trading account loss in 2001 of $3,428, which reflects the unrealized and realized loss of our convertible portfolio that arose during the year ended December 31, 2001. We sold all of our convertible bond investments during 2001.

     Other Income. We recorded $9,208 in other income during 2001, up from $8,096 in 2000. The increase is attributable to an increase of commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers and to income generated from corporate owned life insurance policies.

     Benefits to Policyholders. Total benefits to policyholders in 2001 decreased 1.8% to $239,115, compared to $243,571 in 2000. Our loss ratio, or policyholder benefits to premiums, was 68.3% in 2001, compared to 68.2% in 2000.

     We review the adequacy of our deferred acquisition costs on an annual basis, utilizing assumptions for future expected claims and interest rates. If we determine that the future gross profits of our in-force policies are not sufficient to recover our deferred acquisition costs, we recognize a premium deficiency and "unlock" (or change) our original assumptions and reset our reserves to appropriate levels using new asumptions. In 2001, we recognized a premium deficiency and we unlocked our prior reserve assumptions. These assumptions include interest rates, premium rates, shock lapses and anti-selection of policyholder persistence. As a result, reserves for benefits to policyholders was decreased by approximately $7,600 in 2001, due to anticipated premium rate increases, which were only partially offset by changes in discounts rates, lapse assumptions and future claims assumptions.

     Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience adverse deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. During 2001, we filed premium rate increases on the majority of our policy forms in a majority of states. These rate increases were sought as a result of higher claims expectations and policyholder persistency than existed at the time of the original form filings. The assumptions used in requesting and supporting the premium rate increase filings are consistent with those incorporated in our newest policy form offerings. We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining rate increases when deemed necessary, or if we do not pursue rate increases when actual claims experience exceeds our expectations, we could suffer a financial loss.

     Due to the inherent uncertainty in establishing reserves, it has been necessary in the past for us to increase the estimated future liabilities reflected in our reserves for claims and policy expenses. In the year in which a claim is first incurred, we establish policy and contract claims reserves that are actuarially determined to be the present value of all future payments required for that claim. We assume that our current reserve amount and interest income earned on invested assets will be sufficient to make all future payments. We evaluate our prior year assumptions by reviewing the development of reserves for the prior period. This amount, $17,477 and $13,427, in 2001 and 2000, respectively, includes imputed interest from prior year-end reserve balances plus adjustments to reflect actual versus estimated claims experience. These adjustments (particularly when calculated as a percentage of the prior year-end reserve balance) provide a relative measure of deviation in actual performance as compared to our initial assumptions.

     In 2000, excluding the effect of imputed interest, we added approximately $6,600 to our claim reserves for 1999 and prior claim incurrals, and in 2001, we added approximately $8,800 to our claim reserves for 2000 and prior claim incurrals. Our additions to prior year incurrals in 2001 resulted from a continuance study performed by our consulting actuary. In 2001, we also increased claim reserves by an additional $1,600 as a result of utilizing a lower interest rate for the purpose of discounting our future liabilities. We also inreased our claim reserves approximately $5,600 during 2001 by increasing our loss adjustment expense reserve, which is established for the funding of administrative costs associated with the payment of current claims. Over time, it may continue to be necessary for us to increase our reserves.

     Commissions. Commissions to agents decreased 24.9% to $76,805 in 2001, compared to $102,313 in 2000.

     First year commissions on accident and health business in 2001 decreased 54.9% to $29,371, compared to $65,117 in 2000, due to the decrease in first year accident and health premiums. The mix of policyholder issue ages for new business affects the percentage of commissions paid for new business due to our age-scaled commission rates. Generally, sales to younger policyholders result in a higher commission percentage. The ratio of first year accident and health commissions to first year accident and health premiums was 67.4% in 2001 and 67.1% in 2000.

     Renewal commissions on accident and health business in 2001 increased 25.8% to $49,536, compared to $39,390 in 2000, consistent with the increase in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 16.3% in 2001 and 15.7% in 2000, which varies as a result of the weighting of policies written by agents with differing contracts.

     During 2001 and 2000, we reduced commission expense by netting $3,706 and $4,923, respectively, from override commissions that affiliated insurers paid to our subsidiary agencies. The reduction in commission overrides earned by these agencies in 2001 resulted from our suspension of new sales in all states at varying times throughout 2001.

     Net Policy Acquisition Costs Amortized (Deferred) and Impairment of DAC. The net deferred policy acquisition costs in 2001 decreased 22.8% to a net amortization of $9,860, compared to net deferrals of $43,192 in 2000.

     Deferred costs typically include all costs that are directly related to, and vary with, the acquisition of policies. These costs include the variable portion of commissions, which are defined as the first year commission rate less ultimate renewal commission rates, and variable general and administrative expenses related to policy underwriting. Deferred costs are amortized over the life of the policy based upon actuarial assumptions, including persistency of policies in-force. In the event a policy lapses prematurely due to death or termination of coverage, the remaining unamortized portion of the deferred amount is immediately recognized as expense in the current period.

     The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premiums generation. Lower new premium sales during 2001 produced significantly less expense deferral to offset amortized costs.

     During 2001, with the assistance of our consulting actuary, we completed an analysis to determine if existing policy reserves and policy and contract claim reserves, together with the present value of future gross premiums, would be sufficient to (1) cover the present value of future benefits to be paid to policyholders and settlement and maintenance costs and (2) recover unamortized deferred policy acquisition costs, referred to as recoverability analysis. We determined that we would require premium rate increases on certain of our existing products in order to fully recover our present deferred acquisition cost asset from future profits. We perform the recoverability analysis each quarter. During the second quarter we recognized an impairment charge of $300 as a result of this analysis. Effective December 31, 2001, we entered a reinsurance agreement for substantially all of our long-term care insurance policies. The reinsurance agreement includes an annual expense and risk charges. These additional expense and risk charges reduced our anticipated future gross profits and resulted in a further impairment of our deferred policy acquisition cost asset of $61,500. We also amortized approximately $10,000 more of deferred acquisition cost asset during 2001 due to changing our future assumptions. "See Premiums."

     When an impairment occurs, the historical assumptions utilized is the establishment of the reserves and DAC are "unlocked" and based on current assumptions. Changes in policy reserves and unamortized deferred policy acquisition costs will be based on these revised assumptions in future periods. In determining the impairment, we evaluated future claims expectations, premium rates and our ability to obtain future rate increases, persistency and expense projections.

     General and Administrative Expenses. General and administrative expenses in 2001 decreased 1.4% to $49,282, compared to $49,973 in 2000. The amounts for the years ended 2001 and 2000, respectively, include $6,591 and $8,138 related to United Insurance Group. The ratio of total general and administrative expenses, excluding United Insurance Group expense, to premium revenues was 12.2% in 2001, compared to 11.7% in 2000.

     General and administrative expenses were increased during 2001 as a result of supplemental accounting and actuarial fees, legal fees, depreciation expenses and the recognition of $434 of compensation expense related to the variable treatment of options granted to employees. The compensation expense represents the December 31, 2001 market value of our common stock in excess of the grant price of the options. Throughout 2001 we took certain actions to reduce costs, including staff eliminations, marketing reductions and overhead eliminations. We believe that if we remain unable to write new business in states where we have ceased new production, we will need to decrease production expenses further.

     As a result of our December 31, 2001 reinsurance agreement with a foreign reinsurer, we must pay federal excise tax of 1% on all ceded premium. At December 31, 2001, we accrued $5,635 of excise tax, which represents the total amount due for the transfer of premium at the inception of the agreement. This amount was paid in the first quarter 2002.

     Reserve for Claim Litigation. In the second quarter 2000, a jury awarded compensatory damages of $24 and punitive damages of $2,000 in favor of the plaintiff in a disputed claim case against one of our subsidiaries, for which we had maintained a $1,000 reserve. During the second quarter 2001, we agreed to settle the claim, and reversed the remaining reserve balance.

     Provision for Federal Income Taxes. Our provision for federal income taxes for 2001 decreased 276.8% to a tax benefit of $16,280, compared to a tax provision of $11,720 for 2000 as a result of net losses in 2001. During 2001, we determined that the net operating loss carryforward attributable to our non-life parent may be impaired due to the life subsidiary's inability to utilize these losses within the allowed future periods. As a result, we recognized a valuation allowance of $5,775 to our deferred tax asset in 2001.

     Comprehensive Income. During 2001, our investment portfolio generated pre-tax, unrealized gains of $11,606, compared to $10,350 in 2000. After accounting for deferred taxes from these gains, shareholders' equity decreased by $37,345 from comprehensive losses during 2001, compared to comprehensive income of $29,151 in 2000.

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

     Net Realized Capital Gains. During 2000, we recognized capital gains of $652, compared to gains of $5,393 in 1999. Capital gains and losses are generally recorded as a result of our normal investment management operations. At December 31, 2000, however, we realized a capital loss of $3,200 by marking the cost basis of one of our bonds to its current market value. The issuer of this bond declared bankruptcy, which prompted the bond's impairment. In 1999, we recognized capital gains to offset expenses of approximately $2,800 as a result of the impairment of certain of our fixed assets as discussed below.

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

     Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience adverse deviation from our estimates, we typically seek premium rate increases that we estimate will be sufficient to offset future deviation. We have been generally successful in the past in obtaining state insurance department approvals for increases.

     Policyholder benefits include additions to reserves and claims payments for policyholders' incurring claims in the current and prior years. In 2000, we paid $37,864 related to current year incurrals and $85,153 related to claims incurred in 1999 and prior years. In 1999, we paid $25,145 for current year claims and $69,887 related to prior year incurrals. Paid claims as a percentage of premiums were 34.4% in 2000, compared to 32.5% in 1999. This ratio increased as a result of aging policies and a reduction in new premium as a percentage of total premium reduction.

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

     First year commissions on accident and health business in 2000 decreased ..6% to $65,117, compared to $65,538 in 1999, due primarily to the lack of commissions paid for our new group policies. The ratio of first year accident and health commissions to first year accident and health premiums was 67.1% in 2000 and 69.4% in 1999, which also reflects the lack of group product commissions. The mix of policyholder issue ages for new business affects the overall percentage of commissions paid for new business due to our age-scaled commission rates. Generally, sales to younger policyholder have a higher commission percentage.

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

     Commission expense during 2000 was reduced by the netting of $4,923 from override commissions paid to our insurance agency subsidiaries by affiliated insurers. During 1999, commissions were reduced by $2,593. In 2000, override commission reductions included approximately $1,991 from the insurance agency that we purchased in January 2000.

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

     General and Administrative Expenses. General and administrative expenses in 2000 increased 22.7% to $49,973, compared to $40,736 in 1999. In 2000 and 1999 general and administrative expenses included $8,138 and $7,748, respectively, related to United Insurance Group. Generally, costs such as premium taxes and salaries related to business processing increase proportionately to premium growth. Management believes that current cost savings initiatives, such as remote office consolidation and outsourcing of certain administrative functions, has helped to contain the level of our expenses. 2000 expenses increased due to the depreciation of capitalized costs for new internal software development, legal expenses and sales promotion expense. General and administrative expenses as a percentage of premiums (excluding United Insurance Group and goodwill amortization related to its purchase) were 11.8% in 2000, compared to 11.3% in 1999.

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

Liquidity and Capital Resources
(dollars in thousands)

     Our consolidated liquidity requirements have historically been created and met from the operations of our insurance subsidiaries, from our agency subsidiaries and from funds raised in the capital markets. Our primary sources of cash are premiums, investment income and maturities of investments. We have obtained, and may in the future obtain, cash through public offerings of our common stock, other capital markets activities or debt instruments. Our primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

     Our 2000 Report of Independent Accountants contained a going concern opinion resulting from doubt regarding our parent company liquidity and insurance subsidiary statutory surplus. Our 2001 Report of Independent Accountants no longer contains a going concern opinion given the steps that we have been able to accomplish. However, we cannot make assurances that our future statutory surplus and parent liquidity will not again produce doubt as to our ability to continue as a going concern without additional resources in the future. See "Parent Company Operations."

     In 2001, our cash decreased by $1,996, primarily from funds used to purchase bonds and equity securities of $263,388. Our cash was primarily increased by proceeds from the sale and maturity of investment securities of $128,881. These sources of funds were supplemented with $111,277 from operations and $25,726 generated from the issuance of common stock in our Rights Offering.

     In 2000, our cash increased by $99,249, primarily due to the maturity and sale of $250,765 of our bond and equity securities portfolio. These sources of funds were supplemented with $92,415 from operations. The major source of cash from operations was premium revenue used to fund reserve additions of $116,227. The primary uses of cash during 2000 were the purchase of $233,539 in bonds and equity securities, $102,313 paid as agent commissions and $6,000 used to purchase Network Insurance Senior Health Division.

     In 1999, our cash decreased $21,055, primarily due to $192,990 used to purchase bonds and equity securities, $4,999 used to purchase our common stock, which is held as treasury stock, and $9,194 used to purchase United Insurance Group. Cash was provided primarily from the maturity and sale of $140,892 in bonds and equity securities. These sources of funds were supplemented with $50,533 from operations. The major provider of cash from operations was premium revenue used to fund reserve additions of $104,610.

     We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. At December 31, 2001, the market value of our bond portfolio represented 103.2% of our cost, compared to 99.9% at December 31, 2000, with a current unrealized gain of $14,990 at December 31, 2001, compared to an unrealized loss of $389 at December 31, 2000. The market value of our equity portfolio exceeded cost by $1,042 at December 31, 2001, but was below cost by $616 at December 31, 2000.

     At December 31, 2001 and December 31, 2000, the average maturity of our bond portfolio was 7.1 and 7.2 years, respectively.

         Subsidiary Operations
         (in thousands)

     Our insurance subsidiaries are regulated by various state insurance departments. In its ongoing effort to improve solvency regulation, the NAIC has adopted Risk-Based Capital ("RBC") requirements for insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks, such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that an insurer must maintain. Regulatory compliance is determined by a ratio of the enterprise's regulatory Total Adjusted Capital, to its Authorized Control Level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which may require specific corrective action depending upon the insurer's state of domicile.

     Our subsidiaries are required to hold statutory surplus that is, at a minimum, above a calculated mandatory control level at which the Pennsylvania Insurance Department (the "Department") would be required to place our subsidiary under regulatory control, leading to rehabilitation or liquidation. Insurers are obligated to hold additional statutory surplus above the mandatory control level. At December 31, 2000, our primary insurance subsidiary, representing 94% of our direct premium, had Total Adjusted Capital at the regulatory action level. As a result, it was required to file a Corrective Action Plan (the "Plan") with the insurance commissioner.

     Subsequent to December 31, 2001, the Department approved the Plan. As a primary component of the Plan, effective December 31, 2001, we entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of our respective long-term care insurance policies then in-force. The agreement was entered with Centre Solutions (Bermuda) Limited, which is rated A- by A.M. Best. The agreement, which is subject to certain coverage limitations, meets the requirements to qualify as reinsurance for statutory accounting, but not for generally accepted accounting principles. The initial premium of the treaties is approximately $619,000, comprised of $563,000 of cash and qualified securities transferred subsequent to December 31, 2001, and $56,000 as funds heldo due to the reinsurer. The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, will be credited to a notional experience account, which is held for our benefit in the event of commutation and recapture on or after December 31, 2007. The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark indices and hedges that are intended to match the duration of our reserve liability.

     The agreement contains commutation provisions and allows us to recapture the reserve liabilities and the current experience account balance as of December 31, 2007 or on December 31 of any year thereafter. If we choose not to or are unable to commute the agreement as planned, our financial results would likely suffer a materially adverse impact due to an escalation of the charges paid to the reinsurer. Additionally, our reinsurance provisions contain significant covenants and conditions that, if breached, could result in a significant loss, requiring a payment of $2.5 million per quarter from the period of the breach through December 31, 2007. Any breach of the reinsurance agreement may also result in the immediate recapture of the reinsured business, which would have a material adverse effect on our subsidiaries' statutory surplus. Management has completed an assessment of its ability to avoid any breach through 2002 and believes that it will remain compliant. In addition, the reinsurer has been granted warrants to acquire convertible preferred stock in the event we do not commute the agreements that, if converted, would represent an additional 20 percent of the common stock then outstanding.

     Pennsylvania insurance regulations require that funds ceded for reinsurance provided by a foreign or "unauthorized" reinsurer must be secured by funds held in a trust account or by a letter of credit for the protection of policyholders. We received approximately $648,000 in statutory reserve credits from this transaction as of December 31, 2001, of which $619,000 was held by us and $29,000 was backed by letters of credit, which increased our statutory surplus by $29,000 as well. As a result, our subsidiary's RBC ratio at December 31, 2001 was substantially above the required statutory minimum, as well as above recommended or trigger levels.

     The initial premium paid for the reinsurance (in February 2002) included investment securities carried at amortized cost but valued at market price for purposes of the premium transfer and the experience account. The Pennsylvania Insurance Department permitted us to receive credit of $29,000 for the letters of credit, and to accrue the anticipated, yet unknown, gain of $18,000 from the sale of securities at market value, in our statutory financial results for December 31, 2001. The impact of this permitted practice served to increase the statutory surplus of our insurance subsidiaries by approximately $47,000 at December 31, 2001. Had we not been granted a permitted practice, our statutory surplus would have been negative. Upon finalization of the reinsurance agreement, transfer of funds and establishment of appropriate letters of credit in the first quarter of 2002, the permitted practices are not expected to be required.


     The Plan requires our subsidiary to comply with certain other agreements at the direction of the Department, including, but not limited to:

     o    new investments are limited to NAIC 1 or 2 rated securities.

     o    affiliated transactions are limited and require Department approval.

     o an agreement to increase statutory reserves (which is the responsibility of the reinsurer) by an additional $100,000 throughout 2002-2004, such that our policy reserves will be based on new, current claims assumptions and will not include any rate increases. These claim assumptions are applied to all policies, regardless of issue year and are assumed to have been present since the policy was first issued.

     Our subsidiary insurers will be subject to continued surplus strain as a result of new business as well as a reduced level of premium to support our general and administrative expenses. We believe that our surplus will continue to be sufficient and that our RBC ratio at December 31, 2002 will be above the NAIC Company Action Level. We expect to seek other sources of additional capital to supplement our statutory surplus.

     Effective September 10, 2001, we determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was approved by the Department. The decision resulted from our concern about further depletion of statutory surplus from new sales prior to the completion and approval of the Plan and from increasing concern regarding our status by many states in which we are licensed to conduct business. The form of our cessation varied by state, ranging from no action to certificate suspensions.

     Upon the approval by the Department of the Plan in February 2002, we recommenced new sales in 23 states. We have since recommenced sales in 3 additional states. We are actively working with all states in order to recommence sales in all remaining jurisdictions.

     The majority of our insurance subsidiaries' cash flow results from our existing long-term care policies, which will be ceded to the reinsurer under this agreement. Our subsidiaries' ability to meet additional liquidity needs and fixed expenses in the future is highly dependent upon our ability to issue new policies and to control expense growth.

     We have historically utilized financial reinsurance arrangements to mitigate the surplus strain caused by the new business growth. As a result of these arrangements, Penn Treaty Network America's ("PTNA") 2000 statutory surplus was increased by $19,841. These arrangements are designed to be paid over a relatively short period of time. As a result of these repayment provisions and our commutation of all existing treaties during 2001, all of the surplus benefit derived from the financial reinsurance treaties reversed during fiscal 2001.

     Our new reinsurance agreement meets the requirements necessary to qualify as reinsurance for statutory accounting. Since it does not have an accelerated repayment provision, we do not consider it to be financial reinsurance. The agreement does not create a material probability of loss for the reinsurer, and accordingly does not qualify for reinsurance under generally accepted accounting principles and is not reflected as such in our financial statements.

     The agreement contains commutation provisions and allows us to recapture the reserve liabilities and the current experience account balance as of December 31, 2007 or on December 31 of each any thereafter. We have an intent and desire to commute the treaty on December 31, 2007 and we are accounting for the agreement in anticipation of this commutation. In the event we do not commute the agreement on December 31, 2007, we will be subject to escalating expenses.

     Our future growth is dependent upon our ability to continue to expand our historical markets, retain and expand our network of agents and effectively market our products and our ability to fund our marketing and expansion while maintaining minimum statutory levels of capital and surplus required to support such growth. Under the insurance laws of Pennsylvania and New York, where our insurance subsidiaries are domiciled, insurance companies can pay dividends only out of earned surplus. In addition, under Pennsylvania law, our Pennsylvania insurance subsidiaries (including our primary insurance subsidiary) must give the Pennsylvania Insurance Department at least 30 days' advance notice of any proposed "extraordinary dividend" and cannot pay such a dividend if the Insurance Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company's surplus as shown on the company's last annual statement filed with the Insurance Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. Additionally, the Plan requires the Department to approve all dividend requests, regardless of statutory allowances.

     Under New York law, our New York insurance subsidiary must give the New York Insurance Department 30 days' advance notice of any proposed dividend and cannot pay any dividend if the regulator disapproves the payment during that 30-day period. In addition, our New York insurance company must obtain the prior approval of the Insurance Department before paying any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company's surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December
31. During 2002, we received a dividend from our New York subsidiary of $651.

     Our subsidiaries' debt currently consists primarily of a mortgage note in the amount of approximately $1,581 that was issued by a former subsidiary and assumed by us when that subsidiary was sold. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in December 2003. Although the note carries a variable interest rate, we have entered into an amortizing swap agreement with the same bank with a nominal amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest of 6.85%.

         Parent Company Operations
         (in thousands)

     We are a non-insurer that directly controls 100% of the voting stock of our insurance company subsidiaries. If we are unable to meet our financial obligations, become insolvent or discontinue operations, the financial condition and results of operations of our insurance company subsidiaries could be materially affected.

     On April 27, 2001, we distributed rights to our shareholders and holders of our 6.25% convertible subordinated notes due 2003 ("Rights Offering") for the purpose of raising new equity capital. Pursuant to the Rights Offering, holders of our common stock and holders of our convertible subordinated notes received rights to purchase 11,547 newly issued shares of common stock at a set price of $2.40 per share. The Rights Offering was completed on May 25, 2001 and generated net proceeds of $25,726 in additional equity capital. We contributed $18,000 of the net proceeds to the statutory capital of our subsidiaries.

     Parent company debt currently consists of $74,750 of 6.25% Convertible Subordinated Notes due 2003, as well as an installment note in the amount of $2,858 issued in connection with the purchase of United Insurance Group. The convertible subordinated notes, issued in November 1996, are convertible into common stock at $28.44 per share until maturity in December 2003. At maturity, to the extent that the convertible subordinated notes have not been converted into common stock, we will have to repay their entire principal amount in cash. The convertible subordinated notes carry a fixed interest coupon of 6.25%, payable semi-annually. Because we do not have sufficient cash flow to retire the debt upon maturity, and the conversion price of $28.44 per share is not likely to be met, we expect that we will need to refinance our 6.25% Convertible Subordinate Notes on or before maturity in 2003. The terms of any such refinancing are not yet known, or if refinancing is achievable. We cannot give assurance that these terms will not be materially adverse to our existing shareholders' interests.

     On January 1, 1999, we purchased all of the common stock of United Insurance Group, a Michigan based consortium of long-term care insurance agencies, for $18,192. As part of the purchase, we issued a note payable for $8,078, which was in the form of a three-year zero-coupon installment note. The installment note, after discounting for imputed interest, was recorded as a note payable of $7,167, and had an outstanding balance of $2,858 at December 31, 2001. The remainder of the purchase was paid in cash. The total outstanding balance of the note was repaid in January 2002.

         Our total debt and financing obligations through 2006 are as follows:

                                 Lease
                Debt          Commitments         Total
                ----
2002          $  2,978         $   547         $  3,525
2003            76,212             433           76,645
2004                 -             344              344
2005                 -             252              252
2006                 -              18               18
              --------         -------         --------
   Total      $ 79,190         $ 1,594         $ 80,784
              ========         =======         ========

     Amounts subsequent to 2006 are immaterial.

     In December 1999, we contributed $1,000 to initially capitalize another subsidiary, which concurrently lent us $750 in exchange for a demand note, which is still outstanding.

     At December 31, 1999, we had a $3,000 line of credit from a bank, which was unused. The line of credit was not renewed by the bank at December 31, 2000.

     As part of our reinsurance agreement, effective December 31, 2001, the reinsurer was granted four tranches of warrants to purchase non-voting shares of convertible preferred stock. The first three tranches of convertible preferred stock are exercisable through December 31, 2007 at common stock equivalent prices ranging from $4.00 to $12.00 per share if converted. If exercised for cash, at the reinsurer's option, the warrants could yield additional capital and liquidity of approximately $20,000 and would represent, if converted, of approximately 15% of the outstanding shares of our common stock. If the agreement is not commuted on or after December 31, 2007, the reinsurer may exercise the fourth tranche of warrants for common stock equivalent prices of $2.00 per share if converted, potentially generating additional capital of $12,000, representing an additional 20% of the then outstanding common stock. No assurance can be given that the reinsurer will exercise any or all of the warrants granted.

     Cash flow needs of the parent company primarily include interest payments on outstanding debt and limited operating expenses. The funding is primarily derived from the operating cash flow of our agency subsidiary operations and dividends from the insurance subsidiaries. However, as noted above, the dividend capabilities of the insurance subsidiaries are limited and the only insurance company that can pay dividends is American Independent Network Insurance Company of New York. While we intend to sell this insurance subsidiary in order to generate additional parent company liquidity, we cannot assure that this will be accomplished during 2002. In the event the sale is not completed, we may need to rely upon the dividend capabilities of our agency subsidiaries to meet current liquidity needs. These sources of funds, however, are expected to be insufficient to meet our future needs beyond June 30, 2003, including the repayment of $74.8 million of long-term debt in December 2003.

     In March 2002, we completed an equity placement of 500 shares of unregistered common stock for net proceeds of approximately $2,400. The equity placement included current and new institutional investors, with shares offered at $4.65. The offering price was a 10 percent discount to the 30-day average price prior to the issuance. We have agreed to file a registration statement with the Securities and Exchange Commission on or before June 5, 2002 to register these shares for resale. The proceeds of the equity placement are expected to provide sufficient additional liquidity to the parent company to meet our debt obligations prior to the maturity of the convertible debt in 2003. The proceeds, together with currently available cash sources, are not sufficient to meet the December 2003 final interest requirement of the debt or to retire the debt upon maturity.

     Our liquidity projections, while based upon our best estimates and containing excess margin for our estimated needs, may not be sufficient to meet our obligations throughout 2003. We cannot assure that we will not need additional funding in the event that our liquidity projections are insufficient to meet our future cash needs.

New Accounting Principles
(in thousands)

     Effective January 1, 2001, we adopted SFAS No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     In accordance with SFAS No. 133, which we transferred its convertible bond portfolio from the available for sale category to the trading category. Theses bonds were sold during December 2001.

     We are party to an interest rate swap agreement, which converts its mortgage loan from a variable rate to a fixed rate instrument. We determined that the swap qualifies as a cash-flow hedge. The notional amount of the swap is approximately $1,600. The effects have been determined to be immaterial to the financial statements.

     Our involvement with derivative instruments and transactions is primarily to mitigate its own risk and is not considered speculative in nature.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two Statements of Financial Accounting Standards ("SFAS"). SFAS No. 141, "Business Combinations" requires usage of the purchase method for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling of interests method of accounting for business combinations. The provisions of SFAS No. 141 relating to the application of the purchase method are generally effective for business combinations completed after June 30, 2001. Such provisions include guidance on the identification of the acquiring entity, the recognition of intangible assets other than goodwill acquired in a business combination and the accounting for negative goodwill. The transition provisions of SFAS No. 141 require an analysis of goodwill, acquired in purchase business combinations prior to July 1, 2001, to identify and reclassify separately identifiable intangible assets currently recorded as goodwill.

     SFAS No. 142, "Goodwill and Other Intangible Assets," primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. We will adopt SFAS No. 142 on January 1, 2002 and will cease amortizing goodwill at that time. All goodwill recognized in our consolidated balance sheet at January 1, 2002 will be assigned to one or more reporting units. Goodwill in each reporting unit will be tested for impairment by June 30, 2002. Any impairment loss recognized as a result of this transitional impairment test of goodwill will be reported as the cumulative effect of a change in accounting principle. Our book value is currently in excess of our market value, which will require an analysis of the goodwill at the reporting unit level. Management has not yet completed this analysis to determine the extent of impairment, if any.

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

     We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 81.6% of total liabilities and reinsurance receivables on unpaid losses represent 2.7% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2001, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

     If interest rates had increased by 100 basis points at December 31, 2001, there would have been a decrease of approximately $17,408 in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. A 200 basis point increase in market rates at December 31, 2001 would have resulted in a decrease of approximately $33,472 in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $18,887 and $39,406, respectively, in the net fair value of our total investments and debt.

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

     We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict the possible impact on our investment income of hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2001.

     Effective December 31, 2001, we entered a reinsurance agreement to reinsure, on a quota share basis, substantially all of our long-term care insurance policies in-force. The transaction resulted in the transfer of debt and equity securities of approximately $563,000 to the reinsurer. The agreements provide us the opportunity to commute and recapture after December 31, 2007. To that end, the reinsurer will maintain a notional experience account for our benefit only in the event of commutation and recapture, which reflects the initial premium paid, future premiums collected net of claims, expenses and accumulated investment earnings. The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark ndices and hedges that are designed to closely match the duration of reserve liabilities. Because we do not have controlling ownership of these assets, periodic changes in the market values of the benchmark indices and hedges will be recorded in our financial statements as gains or losses in the period in which they occur. As a result, we will likely experience significant volatility in our future financial statements.

Item 8. Financial Statements and Supplementary Data

     Refer to Consolidated Financial Statements and notes thereto attached to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          Incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held in May 2002.

Item 11.  Executive Compensation

          Incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held in May 2002. See Exhibits 10.1, 10.2, 10.11 and 10.17.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held in May 2002.

Item 13.  Certain Relationship and Related Transactions

          Incorporated by reference from our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held in May 2002.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedule and Reports

     (a)  The following documents are filed as a part of this report.

          (1)  Financial Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Pages
                                                                     -----

Report of Independent Accountants                                      F-2


Financial Statements:
    Consolidated Balance Sheets as of December 31,
           2001 and 2000                                               F-3

    Consolidated Statements of Income and Comprehensive Income
           for the Years Ended December 31, 2001, 2000 and 1999        F-4

    Consolidated Statements of Shareholders' Equity
           for the Years Ended December 31, 2001,
           2000 and 1999                                               F-5

    Consolidated Statements of Cash Flows for the
           Years Ended December 31, 2001, 2000 and 1999                F-6

    Notes to Consolidated Financial Statements                         F-7


 Financial Pages (F)                   1

                        Report of Independent Accountants



To the Board of Directors and Shareholders of Penn Treaty American Corporation Allentown, Pennsylvania

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Penn Treaty American Corporation and Subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
------------------------------
    PricewaterhouseCoopers LLP



Philadelphia, Pennsylvania
April 1, 2002


 Financial Pages (F)                   2

                           PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                                      Consolidated Balance Sheets
                                   as of December 31, 2001 and 2000
                                        (amounts in thousands)

ASSETS                                                                                2001         2000
                                                                                    ---------    ---------
Investments:
  Bonds, available for sale at market (amortized cost of
      $463,618 and $349,877, respectively)                                          $ 478,608    $ 349,488
  Equity securities at market (cost of $8,760 and $17,112, respectively)                9,802       16,496
  Policy loans                                                                            181          142
                                                                                    ---------    ---------
Total investments                                                                     488,591      366,126
Cash and cash equivalents                                                             114,600      116,596
Property and equipment, at cost, less accumulated depreciation of
  $6,594 and $5,162, respectively                                                      12,783       12,467
Unamortized deferred policy acquisition costs                                         180,052      251,711
Receivables from agents, less allowance for
  uncollectable amounts of $199                                                         2,190        3,333
Accrued investment income                                                               7,907        6,214
Federal income tax recoverable                                                          4,406        3,671
Goodwill less accumulated amortization of $4,607 and $3,314, respectively              25,771       27,064
Present value of future profits acquired                                                1,937        2,352
Receivable from reinsurers                                                             25,594       16,131
Corporate owned life insurance                                                         54,478       41,628
Other assets                                                                           22,058        8,838
                                                                                    ---------    ---------
    Total assets                                                                    $ 940,367    $ 856,131
                                                                                    =========    =========
                                              LIABILITIES
Policy reserves:
  Accident and health                                                               $ 382,660    $ 348,344
  Life                                                                                 13,386       13,065
Policy and contract claims                                                            214,466      164,565
Accounts payable and other liabilities                                                 19,422       14,706
Long-term debt                                                                         79,190       81,968
Deferred income tax liability                                                          38,447       45,421
                                                                                    ---------    ---------
    Total liabilities                                                                 747,571      668,069
                                                                                    ---------    ---------
Commitments and contingencies (Note 11)
                                         SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding              --           --
Common stock, par value $.10; 40,000 and 25,000 shares authorized,
      19,750 and 8,202 shares issued and outstanding at December 31, 2001
      and 2000, respectively                                                            1,975          820
Additional paid-in capital                                                             94,802       53,879
Accumulated other comprehensive income (loss)                                          10,583         (662)
Retained earnings                                                                      92,141      140,730
                                                                                    ---------    ---------
                                                                                      199,501      194,767
Less 915 common shares held in treasury, at cost                                       (6,705)      (6,705)
                                                                                    ---------    ---------
                                                                                      192,796      188,062
                                                                                    ---------    ---------
    Total liabilities and shareholders' equity                                      $ 940,367    $ 856,131
                                                                                    =========    =========
                     See accompanying notes to consolidated financial statements



Financial Pages (F)                    3

                            PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income and Comprehensive Income
                           for the Years Ended December 31, 2001, 2000 and 1999
                                         (amounts in thousands)


                                                                     2001         2000         1999
                                                                  ---------    ---------    ---------
Revenues:
  Premium revenue                                                 $ 350,391    $ 357,113    $ 292,516
  Net investment income                                              30,613       27,408       22,619
  Net realized capital (losses) gains                                (4,367)         652        5,393
  Trading account losses                                             (3,428)        --           --
  Other income                                                        9,208        8,096        6,297
                                                                  ---------    ---------    ---------
                                                                    382,417      393,269      326,825
Benefits and expenses:
  Benefits to policyholders                                         239,155      243,571      200,328
  Commissions                                                        76,805      102,313       96,752
  Net policy acquisition costs amortized (deferred)                   9,860      (43,192)     (51,134)
  Impairment of unamortized policy acquisition costs                 61,800         --           --
  General and administrative expenses                                49,282       49,973       40,736
  Excise tax expense                                                  5,635         --           --
  Loss due to impairment of property and equipment                     --           --          2,799
  Loss due to change in reserve for claim litigation                   (250)       1,000         --
  Interest expense                                                    4,999        5,134        5,187
                                                                  ---------    ---------    ---------
                                                                    447,286      358,799      294,668
                                                                  ---------    ---------    ---------

(Loss) income before federal income taxes                           (64,869)      34,470       32,157
(Benefit) provision for federal income taxes                        (16,280)      11,720       10,837
                                                                  ---------    ---------    ---------
    Net (loss) income                                             $ (48,589)   $  22,750    $  21,320
                                                                  =========    =========    =========

 Other comprehensive income:
    Unrealized holding gain (loss) arising during period             11,606       10,350      (18,009)
    Income tax (expense) benefit from unrealized holdings            (3,946)      (3,519)       6,123
    Reclassification of gain (loss) included in net income            5,432         (652)      (5,393)
    Income tax (expense) benefit from reclassification               (1,847)         222        1,834
                                                                  ---------    ---------    ---------

    Comprehensive (loss) income                                   $ (37,344)   $  29,151    $   5,875
                                                                  =========    =========    =========

Basic earnings per share                                          $   (3.41)   $    3.13    $    2.83
Diluted earnings per share                                        $   (3.41)   $    2.61    $    2.40


Weighted average number of shares outstanding                        14,248        7,279        7,533
Weighted average number of shares outstanding
      (Diluted)                                                      14,248        9,976       10,293

                       See accompanying notes to consolidated financial statements




Financial Pages (F)                     4

                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
              for the Years Ended December 31, 2001, 2000 and 1999
                             (amounts in thousands)



                                                                                   Accumulated
                                                                      Additional      Other                     Total
                                 Common Stock            Paid-In     Comprehensive  Retained     Treasury   Shareholders'
                               -------------------
                                Shares      Amount       Capital     Income (Loss)   Earnings       Stock       Equity
                                ------      ------       -------     -------------   --------       -----       ------

Balance, December 31, 1998       8,189       $ 819       $ 53,516      $ 8,381      $ 96,660     $ (1,706)    $ 157,670

Net income                                                                            21,320                     21,320
Other comprehensive loss                                               (15,445)                                 (15,445)
Treasury stock purchase                                                                            (4,999)       (4,999)
Option-based compensation                                     108                                                   108
Exercised options proceeds           2                         31                                                    31
                               -----------------------------------------------------------------------------------------
                               -----------------------------------------------------------------------------------------
Balance, December 31, 1999       8,191         819         53,655       (7,064)      117,980       (6,705)      158,685

Net income                                                                            22,750                     22,750
Other comprehensive income                                               6,402                                    6,402
Option-based compensation                                      86                                                    86
Exercised options proceeds          11           1            138                                                   139
                               -----------------------------------------------------------------------------------------
                               -----------------------------------------------------------------------------------------
Balance, December 31, 2000       8,202         820         53,879         (662)      140,730       (6,705)      188,062

Net loss                                                                             (48,589)                   (48,589)
Other comprehensive income                                              11,245                                   11,245
Option-based compensation                                     485                                                   485
Rights offering proceeds        11,547       1,155         24,571                                                25,726
Warrants issued                                            15,855                                                15,855
Exercised options proceeds           1                         12                                                    12
                               -----------------------------------------------------------------------------------------
                               -----------------------------------------------------------------------------------------
Balance, December 31, 2001      19,750      $1,975       $ 94,802     $ 10,583      $ 92,141     $ (6,705)    $ 192,796
                               =========================================================================================


                See accompanying notes to consolidated financial statements.



Financial Pages (F)                    5

                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        for the Years Ended December 31,
                             (amounts in thousands)
                                                                             2001         2000         1999
                                                                          ---------    ---------    ---------
Net cash flow from operating activities:
  Net (loss) income                                                       $ (48,589)   $  22,750    $  21,320
  Adjustments to reconcile net (loss) income to cash
    provided by operations:
    Amortization of intangible assets                                         2,068        2,068        1,765
    Policy acquisition costs, net                                            71,660      (43,192)     (51,134)
    Deferred income tax (benefit) provision                                 (12,767)       8,675        8,860
    Depreciation expense                                                      1,409        1,275          996
    Net realized capital gains (losses)                                       7,795         (652)      (5,393)
    Loss on disposal of property and equipment                                 --            137        2,799
  Increase (decrease) due to change in:
    Receivables from agents                                                   1,143         (620)        (347)
    Receivable from reinsurers                                               (9,463)      (1,061)      (2,782)
    Policy and contract claims                                               49,901       27,031       31,867
    Policy reserves                                                          34,637       89,196       72,743
    Accounts payable and other liabilities                                    4,716        1,819        2,959
    Federal income taxes recoverable                                           (735)      (2,055)         178
    Accrued investment income                                                (1,693)        (296)      (1,029)
    Net proceeds from purchases and sales of trading account                 21,285         --           --
    Other, net                                                              (10,090)     (12,660)     (32,269)
                                                                          ---------    ---------    ---------
      Cash provided by operations                                           111,277       92,415       50,533
                                                                          ---------    ---------    ---------

Cash flow from investing activities:
  Net cash from purchase of subsidiary                                         --         (6,000)      (9,194)
  Proceeds from sales of bonds                                              107,296      207,906      108,003
  Proceeds from sales of equity securities                                    2,699       30,163       25,572
  Maturities of investments                                                  18,886       12,696        7,317
  Purchase of bonds                                                        (258,343)    (205,213)    (168,430)
  Purchase of equity securities                                              (5,045)     (28,326)     (24,560)
  Acquisition of property and equipment                                      (1,726)      (3,637)      (4,472)
                                                                          ---------    ---------    ---------
      Cash (used in) provided by investing                                 (136,233)       7,589      (65,764)
                                                                          ---------    ---------    ---------

Cash flow from financing activities:
  Purchase of treasury stock                                                   --           --         (4,999)
  Net proceeds from stock offering                                           25,726         --           --
  Proceeds from exercise of stock options                                        12          138           31
  Repayments of long-term debt                                               (2,778)        (893)        (856)
                                                                          ---------    ---------    ---------
      Cash provided by (used in) financing                                   22,960         (755)      (5,824)
                                                                          ---------    ---------    ---------
(Decrease) increase in cash and cash equivalents                             (1,996)      99,249      (21,055)
Cash balances:
  Beginning of period                                                       116,596       17,347       38,402
                                                                          ---------    ---------    ---------
  End of period                                                           $ 114,600    $ 116,596    $  17,347
                                                                          =========    =========    =========
  Acquisition of subsidiary with note payable                             $    --      $    --      $   7,167
                                                                          =========    =========    =========

                      See accompanying notes to consolidated financial statements




Financial Pages (F)                    6

                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
              (amounts in thousands, except per share information)


  1.     Basis of Presentation:

         The accompanying consolidated financial statements of Penn Treaty American Corporation and its Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include Penn Treaty Network America Insurance Company ("PTNA"), American Network Insurance Company ("ANIC"), American Independent Network Insurance Company of New York ("AIN"), Penn Treaty (Bermuda), Ltd. ("PTB"), United Insurance Group Agency, Inc. ("UIG"), Network Insurance Senior Health Division ("NISHD") and Senior Financial Consultants Company ("SFCC"). Significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

                  Nature of Operations:

         The Company sells accident and health, life and disability insurance through its wholly owned subsidiaries. The Company's principal lines of business are long-term care products and home health care products. The Company distributes its products principally through independent agents and managing general agents. The Company operates its home office in Allentown, Pennsylvania, and has satellite offices in Michigan and New York, whose principal functions are to market and underwrite new business. The Company is licensed in all states. Sales in Florida, California and Pennsylvania accounted for 19%, 15% and 12%, respectively, of the Company's premiums for the year ended December 31, 2001. No other state sales accounted for more than 10% of the Company's premiums for the year ended December 31, 2001.

2.       Summary of Significant Accounting Policies:

                  Investments:

         Management categorizes the majority of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this classification are reported at the current market value with net unrealized gains or losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet.

         Effective January 1, 2001, in accordance with Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), the Company transferred its convertible bond portfolio, which contained embedded derivatives, from the available for sale category of investments to the trading category. Realized gains and losses and changes in unrealized gains and losses for the trading portfolio are recorded in current operations. The unrealized loss at the time of the transfer was $1,064. During 2001, we sold our entire convertible bond portfolio.

         Realized investment gains and losses, including provisions for market declines considered to be other than temporary, are included in income. Gains and losses on sales of investment securities are computed on the specific identification method.

         Debt and equity securities are regularly evaluated to determine if market values below amortized cost are as a result of credit quality, performance or general market decline. If market value declines are determined to be other than temporary, the amortized cost is adjusted to the market value of the security, with the loss recognized in the current period.

Financial Pages (F)                    7

         Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

         The Company is subject to interest rate risk to the extent that its investment portfolio cash flows are not matched to its insurance liabilities. Management believes it manages this risk through monitoring cash flows and actuarial assumptions regarding the timing of future insurance liabilities.

         Policy loans are stated at the aggregate unpaid principal balance.

                  Unamortized Deferred Policy Acquisition Costs:

         The costs primarily related to and varying with the acquisition of new business, principally commissions, underwriting and policy issue expenses, have been deferred. These deferred costs are amortized over the related premium-paying periods utilizing the same projected premium assumptions used in computing reserves for future policy benefits. Net policy acquisition costs deferred, on the consolidated statements of operations, are net of amortization of $55,812, $37,681 and $26,956 for the years ended December 31, 2001, 2000 and 1999, respectively. Recoverability of deferred acquisition costs is dependent upon the Company's ability to obtain future rate increases and certain other factors. The ability to obtain these increases is subject to regulatory approval, and is not guaranteed.

         The Company regularly assesses the recoverability of deferred acquisition costs through actuarial analysis. To determine recoverability, the present value of future premiums less future costs and claims are added to current reserve balances. If this amount is greater than current unamortized deferred acquisition costs, the unamortized amount is deemed recoverable. In the event recoverability is not demonstrated, the Company reassesses the calculation using justifiable premium rate increases. If rate increases are not received or are deemed unjustified, the Company will expense, as impaired, the attributable portion of the deferred asset in the current period. If the Company concludes that the deferred acquisition costs are impaired, the Company will record impairment loss and a reduction in the deferred acquisition cost asset. In the event of an impairment, the Company will also evaluate its historical assumptions utilized in establishing the policy reserves and deferred acquisition costs and may update those assumptions to reflect current experience (referred to as "unlocking"). The primary assumptions include persistency, claims expectations, interest rates and rate increases.

         During 2001, the Company recognized an impairment of its deferred acquisition costs of approximately $61,800. Effective December 31, 2001, the Company entered into a reinsurance agreement covering substantially all of its long-term care policies (see Note 12). The reinsurance agreement requires the Company to pay annual expense and risk charges to the reinsurer. The reduction in the anticipated future gross profits resulting from the expenses and risk charges was the primary factor causing the 2001 impairment of the deferred acquisition costs.

         In performing the impairment analyses, the Company included anticipated premium rate increases. The Company has determined that it will require premium rate increases on a majority of its existing products in order to fully recover its present deferred policy acquisition cost asset from future profits.

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

Financial Pages (F)                    8

         The following table lists the range of lives, cost and accumulated depreciation for various asset classes:

                                                                Accumulated
Class                                    Years        Cost     Depreciation
-----                                   -----------   ----     ------------
Automobiles                                   5      $   370      $   229
Equipment and Software                    3 - 12      10,877        3,862
Furniture                                 7 - 12       1,864        1,183
Buildings                                10 - 40       6,266        1,320
                                                     -------      -------
                                                     $19,377      $ 6,594
                                                     =======      =======

         Depreciation expense was $1,409, $1,275 and $996 for the years ended December 31, 2001, 2000 and 1999, respectively.

                  Cash and Cash Equivalents:

         Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less.

                  Goodwill:

         Goodwill is being amortized to expense on a straight-line basis over a 10- to 40-year range. During 2001, 2000 and 1999, $1,293, $1,293 and
         $993 were amortized to expense, respectively.

                  Present Value of Future Profits Acquired:

         The present value of future profits of ANIC's acquired business is being amortized over the life of the insurance business acquired. During each of the years ended 2001, 2000 and 1999, $415 was amortized to expense.

         At the time of purchase, the acquired ANIC premium in-force was deemed to have a remaining average life of approximately ten years. Although amortization of future profits will normally occur in accordance with actuarial assumptions over the life of the policies, the Company determined to amortize this on a straight-line basis over ten years and regularly monitors the emerging profitability of the acquired business. The Company believes that this approach is not materially different than if an actuarial methodology had been employed.

                  Impairment of Long-Lived Assets:

         Long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. During 1999, the Company determined to discontinue its planned implementation of a new computer system. The Company expensed as fully impaired the remaining carrying value of $2,799 for this asset.

                  Other Assets:

         Other assets consist primarily of due and unpaid insurance premiums and unamortized debt offering costs.

                  Corporate Owned Life Insurance:

         During 1999, the Company purchased approximately $30,000 of corporate owned life insurance to fund the future payment of employee benefit expenses. The Company purchased an additional $10,000 in each of 2001 and 2000. The Company includes the cash value of these policies, which is invested in investment grade corporate bonds, as a separate financial statement caption. Increases in the cash surrender value are recorded as other income.

Financial Pages (F)                    9

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

                  Policy Reserves and Policy and Contract Claims:

         The Company establishes policy reserve liabilities to reflect the impact of level renewal premiums and the increasing risks of claims losses as policyholders age. The Company also establishes claim reserves to reflect the liability for incurred claims.

         A policy reserve liability is determined using the present value of estimated future policy benefits to be paid to or on behalf of policyholders less the present value of estimated future premiums to be collected from policyholders. This liability is accrued as policy reserves and is recognized concurrent with premium revenue. Those estimates are based on assumptions, including estimates of expected investment yield, mortality, morbidity, withdrawals and expenses, applicable at the time insurance contracts are effective. These reserves differ from policy and contract claims, which are recognized when insured events occur.

         Policy and contract claims include amounts comprising: (1) an estimate, based upon prior experience, for accident and health claims reported, and incurred but unreported losses; (2) the actual in-force amounts for reported life claims and an estimate of incurred but unreported claims; and (3) an estimate of future administrative expenses, which would be incurred to adjudicate existing claims. The methods for making such estimates and establishing the resulting liabilities are periodically reviewed and updated and any resulting adjustments are reflected in earnings currently.

         The establishment of appropriate reserves is an inherently uncertain process and includes estimates for amounts of benefits and length of benefit period for each claim, and there can be no assurance that the ultimate liability will not materially exceed the Company's claim and policy reserves and have a material adverse effect on the Company's results of operations and financial condition. Due to the inherent uncertainty of estimating reserves, it has been necessary, and may over time continue to be necessary, to revise estimated future liabilities as reflected in the Company's policy reserves and policy and contract claims.

         The Company reviews the adequacy of its deferred acquisition costs on an annual basis, utilizing assumptions for future expected claims and interest rates. If the Company determines that the future gross profits of its in-force policies are not sufficient to recover its deferred acquisition costs, the Company recognizes a premium deficiency and "unlocks" (or changes) our historical assumptions to match current expectations. In 2001, the Company recognized a premium deficiency and unlocked its prior reserve assumptions. These assumptions include interest rates, premium rates, shock lapses and anti-selection of policyholder persistence. As a result, reserves for benefits to policyholders was decreased by approximately $7,600 in 2001, due to anticipated premium rate increases, which were partially offset by changes in doscount rates, lapse assumptions and future claims assumptions.

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

Financial Pages (F)                    10

         The Company discounts all policy and contract claims, which involve fixed periodic payments extending beyond one year. This is consistent with the method allowed for statutory reporting, the long duration of claims, and industry practice for long-term care policies. Benefits are payable over periods ranging from six months to five years, and are also available for lifetime coverage.

                  Reinsurance:

         The Company reports all reserve amounts gross of reinsurance. The amounts receivable from unaffiliated reinsurers are reported as receivable from reinsurers.

                  Accounts Payable and Other Liabilities:

         Accounts payable and other liabilities consist primarily of amounts payable to agents and vendors and deferred income items. During 2001, the Company reinsured its disability policies with an unaffiliated insurer, for which it received a ceding commission of approximately $5,000. This deferred ceding commission will be recognized as income over the remaining life of the policies. As a result the Company recognized $319 of income in 2001.

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

                                                              For the Periods Ended December 31,
                                                        ----------------------------------------
                                                          2001           2000           1999
                                                          ----           ----           ----
Net (loss) income                                       $ (48,589)     $ 22,750       $ 21,320
Weighted average common shares outstanding                 14,248         7,279          7,533
                                                        ---------------------------------------
Basic earnings per share                                  $ (3.41)       $ 3.13         $ 2.83
                                                        =======================================

Net (loss) income                                       $ (48,589)     $ 22,750       $ 21,320
Adjustments net of tax:
     Interest expense on convertible debt                       -         3,084          3,098
     Amortization of debt offering costs                        -           240            241
                                                        ---------------------------------------
Diluted net (loss) income                               $ (48,589)     $ 26,074       $ 24,659
                                                        ---------------------------------------
Weighted average common shares outstanding                 14,248         7,279          7,533
Common stock equivalents due to dilutive
     effect of stock options                                    -            69            132
Shares converted from convertible debt                          -         2,628          2,628
                                                        ---------------------------------------
Total outstanding shares for fully diluted earnings
     per share computation                                 14,248         9,976         10,293
                                                        ---------------------------------------
Diluted earnings per share                                $ (3.41)       $ 2.61         $ 2.40
                                                        =======================================

                  New Accounting Principles:

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

Financial Pages (F)                    11

         In accordance with SFAS No. 133, the Company transferred its convertible bond portfolio from the available for sale category to the trading category. All of its convertible bonds were sold during 2001.

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

          In June 2001, the Financial Accounting Standards Board ("FASB") issued two Statements of Financial Accounting Standards ("SFAS"). SFAS No. 141, "Business Combinations," requires usage of the purchase method for all business combinations initiated after June 30, 2001, and prohibits the usage of the pooling of interests method of accounting for business combinations. The provisions of SFAS No. 141 relating to the application of the purchase method are generally effective for business combinations completed after June 30, 2001. Such provisions include guidance on the identification of the acquiring entity, the recognition of intangible assets other than goodwill acquired in a business combination and the accounting for negative goodwill. The transition provisions of SFAS No. 141 require an analysis of goodwill acquired in purchase business combinations prior to July 1, 2001 to identify and reclassify separately identifiable intangible assets currently recorded as goodwill.

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

         Our book value is currently in excess of our market value, which will require an analysis of the goodwill at the reporting unit level. Management has not yet completed this analysis to determine the extent of impairment, if any. In 2001, the Company amortized $1,293 of goodwill.


3.       Acquisition of Businesses:

         The Company purchased all of the common stock of UIG, a Michigan based consortium of long-term care insurance agencies, for the amount of $18,192, of which $8,078 was in the form of a three-year installment note, with the remainder paid in cash. The acquisition was effective January 1, 1999. The Company accounted for the acquisition as a purchase, and established $17,000 of goodwill, which is being amortized over 25 years.

         On January 10, 2000, PTNA entered a purchase agreement to acquire all of the common stock of NISHD, a Florida brokerage insurance agency for cash of $6,000. The acquisition was effective January 1, 2000. The Company accounted for the acquisition as a purchase and recorded $6,000 of goodwill, which is being amortized over 20 years. The proforma effect of consolidating the financial results of NISHD prior to 2000 is immaterial to the Company's financial condition or results of operations.


Financial Pages (F)                    12

4.       Investments and Financial Instruments:

                                                     December 31, 2001
                                   ---------------------------------------------------------
                                    Amortized  Gross Unrealized Gross Unrealized  Estimated
                                      Cost          Gains           Losses       Market Value
                                    --------   ---------------- ---------------- ------------
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                  $ 164,712       $  7,351           $ -         $ 172,063
   Mortgage backed securities         42,587            744             -            43,331
   Obligations of states and
     political sub-divisions             572             40             -               612
   Debt securities issued by
     foreign governments              11,954            135             -            12,089
   Corporate securities              243,793          6,720             -           250,513
                                   ---------       --------     ---------         ---------
                                   $ 463,618       $ 14,990           $ -         $ 478,608
                                   =========       ========     =========         =========


                                                     December 31, 2000
                                   ---------------------------------------------------------
                                    Amortized  Gross Unrealized Gross Unrealized   Estimated
                                      Cost          Gains          Losses        Market Value
                                    ---------  ---------------- ---------------- ------------
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                  $ 120,691       $ 5,654          $ (364)       $ 125,981
   Mortgage backed securities         26,529           343            (152)          26,720
   Obligations of states and
     political sub-divisions             572            28               -              600
   Debt securities issued by
     foreign governments              15,817            44            (312)          15,549
   Corporate securities              186,268         2,291          (7,921)         180,638
                                   ---------       -------        ---------       ---------
                                   $ 349,877       $ 8,360        $ (8,749)       $ 349,488
                                   =========       =======        =========       =========


          The amortized cost and estimated market values of debt securities at December 31, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Amortized         Estimated
                                             Cost           Market Value
                                          ----------        ------------
Due in one year or less                     $ 7,969          $   8,054
Due after one year through five years       145,916            149,582
Due after five years through ten years      234,452            244,114
Due after ten years                          75,281             76,858
                                          ---------         ----------
                                          $ 463,618          $ 478,608
                                          =========         ==========

Financial Pages (F)                    13

         Gross proceeds and realized gains and losses on the sales of debt securities, excluding calls, were as follows:

                                    Gross        Gross
                                 Realized     Realized
                    Proceeds       Gains       Losses
                    --------     --------     --------
           2001     $158,182     $  4,970     $  7,697
           2000     $209,229     $  8,613     $  9,114
           1999     $108,003     $  3,133     $  1,492


         Gross proceeds and realized gains and losses on the sales of equity securities were as follows:

                                      Gross            Gross
                                     Realized        Realized
                     Proceeds         Gains           Losses
                     --------        --------        --------
          2001       $ 20,026         $ 1,055         $ 6,123
          2000       $ 30,163         $ 4,241         $ 3,088
          1999       $ 25,572         $ 4,848         $ 1,073


         At December 31, 2000, the Company reduced its cost basis on a bond, whose issuer had declared bankruptcy, to its market value, realizing an impairment charge of approximately $3,200. In 2001, the Company reduced its cost basis of equity securities by approximately $5,800 as a result of differences deemed other than temporary. During 2001, we recognized capital losses of $4,367, compared to capital gains of $652 in 2000. The results in both years were recorded as a result of realized gains and losses from our normal investment management operations and impairment losses.


         At December 31, 2001, the Company entered a reinsurance agreement for which substantially all of its investment portfolio was later ceded as the initial premium for this agreement. As a result of this intended transfer or sale of assets, the Company determined that all gross unrealized losses on its debt and equities securities likely would not be recovered and were therefore deemed other than temporary impairments. The Company recognized a loss of $3,867 from this determination.

         Gross unrealized gains and losses pertaining to equity securities were as follows:

                                            Gross        Gross
                  Original    Unrealized  Unrealized   Estimated
                    Cost        Gains      Losses      Market Value
                  --------    ----------  ----------   ------------
         2001     $ 8,760      $ 1,042     $  --         $ 9,802
         2000     $17,112      $ 1,758     $(2,374)      $16,496
         1999     $17,853      $ 2,579     $(1,269)      $19,163


         Net investment income is applicable to the following investments:


                                       2001          2000          1999
                                    --------      --------      --------
Bonds                               $ 28,157      $ 25,777      $ 21,460
Equity securities                        519           665           482
Cash and short-term investments        3,167         1,751         1,432
                                                                --------
Investment income                     31,843        28,193        23,374
Investment expense                    (1,230)         (785)         (755)
                                    --------      --------      --------
Net investment income               $ 30,613      $ 27,408      $ 22,619
                                    ========      ========      ========

         Pursuant to certain statutory licensing requirements, as of December 31, 2001, the Company had on deposit bonds aggregating $8,453 (fair value) in insurance department safekeeping accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.


Financial Pages (F)                    14

5.       Policy Reserves and Claims:

         Policy reserves have been computed principally by the net level premium method based upon estimated future investment yield, mortality, morbidity, withdrawals and other benefits. The composition of the policy reserves at December 31, 2001 and 2000 and the assumptions pertinent thereto are presented below:


                                             Amount of Policy Reserves
                                                as of December 31,
                                           ---------------------------
                                              2001              2000
                                              ---               ----
Accident and  health                       $ 382,660         $ 348,344
Annuities and other                              131               118
Ordinary life, individual                     13,255            12,947

                            Years of Issue    Discount Rate     Discount Rate
Accident and health           1976 to 1986             6.5%              7.0%
                                      1987             6.5%              7.5%
                              1988 to 1991             6.5%              8.0%
                              1992 to 1995             6.5%              6.0%
                                      1996             6.5%              7.0%
                              1997 to 2000             6.5%              6.8%
                                      2001             6.5%              6.5%
Annuities and other           1977 to 1983      6.5% & 7.0%       6.5% & 7.0%
Ordinary life, individual     1962 to 2001     3.0% to 5.5%      3.0% to 5.5%



                         Basis of Assumption

         Accidentand health          Morbidity and withdrawals based on actual
                                     and projected experience.

         Annuities and other         Primarily funds on deposit inclusive of
                                     accrued interest.

         Ordinary life, individual   Mortality based on 1955-60 Intercompany
                                     Mortality Table Combined Select and
                                     Ultimate.



Financial Pages (F)                    15

         Activity in policy and contract claims is summarized as follows:
                                                2001                 2000
                                                ----                 ----
         Balance at January 1                $ 164,565            $ 137,534
         less reinsurance recoverable           5,454                3,917
                                                ------               -----
         Net balance at January 1              159,111              133,617
         Incurred related to:
              Current year                     193,552              135,084
              Prior years                      17,477               13,427
                                               -------              ------
                   Total incurred              211,029              148,511
         Paid related to:
              Current year                      73,726               37,864
              Prior years                      90,836               85,153
                                               -------              ------
                   Total paid                  164,562              123,017
         Net balance at December 31            205,578              159,111
         plus reinsurance recoverable           8,888                5,454
                                                ------               -----
         Balance at December 31             $ 214,466            $ 164,565
                                            ==========           =========

         In the year in which a claim is first incurred, the Company establishes reserves that are actuarially determined to be the present value of all future payments required for that claim. It assumes that its current reserve amount and interest income earned on invested assets will be sufficient to make all future payments. The Company evaluates its prior year assumptions by reviewing the development of reserves for the prior period (i.e. incurred from prior years). This amount includes imputed interest from prior year-end reserve balances plus adjustments to reflect actual versus estimated claims experience. These adjustments (particularly when calculated as a percentage of the prior year-end reserve balance) provide a relative measure of deviation in actual performance as compared to its initial assumptions.

         In 2001, excluding the effect of imputed interest, the Company added approximately $8,800 to its claim reserves for 2000 and prior claim incurrals, and in 2000, it added approximately $6,600 to its claim reserves for 1999 and prior claim incurrals. The additions to prior year incurrals in 2001 resulted from a continuance study performed by its consulting actuary. In 2001, the Company also increased claim reserves by an additional $1,600 as a result of utilizing a lower interest rate for the purpose of discounting its future liabilities. The Company also increased its claim reserves approximately $5,600 during 2001 by increasing its loss adjustment expense reserve, which is established for the funding of administrative costs associated with the payment of current claims. Over time, it may continue to be necessary for the Company to increase its reserves.

6.       Long-Term Debt:

         Long-term debt at December 31, 2001 and 2000 is as follows:
                                                           2001         2000
                                                           ----         ----
         Convertible, subordinated debt issued
         in November 1996, with a semi-annual
         coupon of 6.25% annual percentage rate.
         Debt is callable after December 2, 1999
         at declining redemption values and matures
         in December 2003. Prior to maturity, the
         debt is convertible to shares of the
         Company's common stock at $28.44 per share.       $74,750     $74,750

         Mortgage loan with interest rate fixed
         for five years at 6.85% effective September
         1998, which was repriced from 7.3% in 1997.
         Although carrying a variable rate of LIBOR
         + 90 basis points, the loan has an effective
         fixed rate due to an offsetting swap with the
         same institution. Current monthly payment
         of $16 based on a fifteen year amortization
         schedule with a balloon payment due September
         2003; collateralized by property with
         depreciated cost of $2,361 and $2,352 as
         of December 31, 2001 and 2000, respectively.       1,582       1,664

Financial Pages (F)                    16

         Installment note for purchase of UIG,
         due January 2002, payable in annual
         installments at 0% interest.  (imputed at 6%)      2,858       5,554
                                                           ------      -------

                                                           $79,190     $81,968
                                                           =======     =======

         Principal repayment of mortgage and other debt are due as follows:

         2002              $  2,978
         2003                76,212
                           --------
                           $ 79,190
                           ========

7.       Federal Income Taxes:

         The (benefit) provision for federal income taxes for the years ended December 31 consisted of:

                             2001            2000            1999
                             ----            ----            ----
           Current        $ (3,503)       $  3,045         $ 1,974
           Deferred        (12,777)          8,675           8,863
                           --------       --------          -----
                          $(16,280)       $ 11,720        $ 10,837
                          =========       ========        ========

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


                                                          2001           2000
                                                          ----           ----
Net operating loss carryforward                         $ 22,102       $ 3,080
Excise tax                                                 1,972             -
Policy reserves                                                -        18,841
Unrealized losses on investments                               -           352
Other than temporary decline
   in market value                                         3,187         1,150
Other                                                          -           612
Valuation allowance                                       (5,775)           -
                                                          -------           -
         Total deferred tax assets                      $ 21,486      $ 24,035
                                                       =========     ========

Deferred policy acquisition costs                      $ (36,822)     $(67,533)
Present value of future profits acquired                    (678)         (823)
Premiums due and unpaid                                     (767)       (1,100)
Unrealized gains on investments                           (5,451)            -
Policy reserves                                          (13,830)            -
Other                                                     (2,385)           -
                                                          -------           -
         Total deferred income liabilities             $ (59,933)     $(69,456)
                                                       ==========     =========

Net deferred income tax                                $ (38,447)     $(45,421)
                                                       ==========     =========



Financial Pages (F)                    17

         The Company has net operating loss carryforwards of approximately $16,300, which have been generated by taxable losses at the parent company, and if unused will expire between 2018 and 2021. The parent company's net operating loss carryforwards can be utilized by the Company's insurance subsidiaries subject to the lesser of subsidiary taxable income or 34% of the current aggregate carryforward amount. During 2001, the Company established a valuation allowance of $5,775 against these parent company net operating loss carryforwards. In addition, the Company has net operating loss carryforwards of approximately $48,000, which have been generated by taxable losses at the Company's life subsidiaries, and if unused, will expire on 2016.

         A reconciliation of the income tax (benefit) provision computed using the federal income tax rate to the (benefit) provision for federal income taxes is as follows:

                                            2001          2000          1999
                                          --------      --------      --------
Computed federal income tax (benefit)
   provision at statutory rate            $(22,704)     $ 12,065      $ 10,933
Valuation allowance                          5,775          --            --
Small life insurance company
   deduction                                  (363)         --            (120)
Tax-exempt income                           (1,147)         (585)          (96)
Other                                        2,159           240           120
                                          --------      --------      --------
                                          $(16,280)     $ 11,720      $ 10,837
                                          ========      ========      ========

         At December 31, 2001, the accumulated earnings of the Company for Federal income tax purposes included $1,451 of "Policyholders' Surplus", a special memorandum tax account. This memorandum account balance has not been currently taxed, but income taxes computed at then-current rates will become payable if surplus is distributed. Provisions of the Deficit Reduction Act of 1984 do not permit further additions to the "Policyholders' Surplus" account.

8.       Statutory Information:

         The insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance department of the state of domicile. Net income and capital and surplus as reported in accordance with statutory accounting principles for the Company's insurance subsidiaries are as follows:

                          2001          2000          1999
                          ----          ----          ----
Net loss                ($32,222)     ($28,984)     ($ 6,826)
Capital and surplus      $17,807      $ 29,137      $ 66,872

         Total reserves, including policy and contract claims, reported to regulatory authorities were approximately $584,949 and $212,082 less than those recorded for GAAP as of December 31, 2001 and 2000, respectively. This difference is primarily attributable to reinsurance agreements in force as of December 31, 2001 and 2000. For further discussion see Note 12, "Reinsurance".

         The differences in statutory net loss compared to GAAP net (loss) income are primarily due to the immediate expensing of acquisition costs, as well as differing reserving methodologies and treatment of reinsurance and deferred income taxes. Due to the differences in expensing of acquisition costs and reserving methodologies, under statutory accounting there is generally a net loss and a corresponding decrease in surplus, referred to as surplus strain, during periods of growth.

         Effective December 31, 2001, the Company entered a reinsurance transaction that, according to Pennsylvania insurance regulation, required the reinsurer to provide it with letters of credit in order for the Company to receive statutory reserve and surplus credit from the reinsurance. The letters of credit were dated subsequent to December 31, 2001, as a result of the final closing of the agreement. In addition, the initial premium paid for the reinsurance included investment securities carried at amortized cost on the statutory financial statements, but valued at market value for purposes of the premium transfer. The Pennsylvania Insurance Department permitted the Company to receive credit of $29,000 for the letters of credit, and to accrue the anticipated, yet unknown, gain of $18,000 from the sale of securities at market value, in its statutory financial results for December 31, 2001. The impact of this permitted practice served to increase the statutory surplus of the Company's insurance subsidiaries by approximately $47,000 at December 31, 2001. Had the Company not been granted a permitted practice, its statutory surplus would have been negative. Upon finalization of the reinsurance agreement, transfer of funds and establishment of appropriate Letters of Credit, in the first quarter of 2002 the permitted practices are not expected to be required.


Financial Pages (F)                    18

         The Company's insurance subsidiaries are regulated by various state insurance departments. In its ongoing effort to improve solvency regulation, the National Association of Insurance Commissioners ("NAIC") has adopted Risk-Based Capital ("RBC") requirements for insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks, such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards, which an insurer must maintain. Regulatory compliance is determined by a ratio of the enterprise's regulatory Total Adjusted Capital, to its Authorized Control Level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which may require specific corrective action depending upon the insurer's state of domicile.

         The Company's subsidiaries are required to hold statutory surplus that is, at a minimum, above a calculated authorized control level at which the Pennsylvania Insurance Department (the "Department") may required to place its subsidiary under regulatory control, leading to rehabilitation or liquidation. Insurers are obligated to hold additional statutory surplus above the authorized control level. At December 31, 2000, the Company's primary insurance subsidiary, representing 94% of our direct premium, had Total Adjusted Capital at the regulatory action level. As a result, it was required to file a Corrective Action Plan (the "Plan") with insuran commissioner.

         Subsequent to December 31, 2001, the Department approved the Plan. As a primary component of the Plan, effective December 31, 2001, the Company entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of its respective long-term care insurance policies then in-force. The agreement, which is subject to certain coverage limitations, including an aggregate limit of liability, which is a function of certain factors and which may be reduced in the event that rate increases are not obtained. The agreement meets the requirements to qualify as reinsurance for statutory accounting, but not for generally accepted accounting principles.

         Pennsylvania insurance regulations require that funds ceded for reinsurance provided by a foreign or "unauthorized" reinsurer must be secured by funds held in a trust account or by a letter of credit for the protection of policyholders. The Company received approximately $648,000 in reserve credits from this transaction as of December 31, 2001, of which the Company held $619,000 and $29,000 was backed by letters of credit, which increased the Company's statutory surplus by $29,000 as well. As a result, its subsidiary's RBC ratio at December 31, 2001 was substantially above the required statutory minimum, as well as above recommended or trigger levels.

         The Plan requires the Company's subsidiary to comply with certain other agreements at the direction of the Department, including, but not limited to:

          o    new investments are limited to NAIC 1 or 2 rated securities.

          o affiliated transactions are limited and require Department approval.

          o an agreement to increase statutory reserves the reinsurance agreement has the capacity to accomodate this increase by an additional $100,000 throughout 2002-2004, such that its policy reserves will be based on new, current claims assumptions and will not include any rate increases. These claim assumptions are applied to all policies, regardless of issue year and are assumed to have been present since the policy was first issued.

Financial Pages (F)                     19

         States restrict the dividends the Company's insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of its insurance company subsidiaries, computed according to statutory formulae. Under the insurance laws of Pennsylvania and New York, insurance companies can pay dividends only out of surplus. In addition, Pennsylvania law requires each insurance company to give 30 days advance notice to the Pennsylvania Insurance Department of any planned extraordinary dividend (any dividend paid within any twelve-month period which exceeds the greater of (1) 10% of an insurer's surplus as shown in its most recent annual statement filed with the Insurance Department or (2) its net gain from operations, after policyholder dividends and federal income taxes and before realized gains or losses, shown in such statement) and the Insurance Department may refuse to allow it to pay such extraordinary dividends. The Company's Corrective Action Plan also requires the approval of the Pennsylvania Insurance Department of all dividends. Under New York law, the Company's New York insurance subsidiary must give the New York Insurance Department 30 days' advance notice of any proposed extraordinary dividend and cannot pay any dividend if the regulator disapproves the payment during that 30-day period.

         In addition, the Company's New York insurance company must obtain the prior approval of the New York Insurance Department before paying any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company's surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December 31. In 2002, the Company received a dividend from our New York subsidiary of $651,000. The dividend proceeds were used for parent company liquidity needs.

         In 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification") guidance, which replaced the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, including the recognition of deferred income taxes.

         The Pennsylvania and New York Insurance Departments have adopted the Codification guidance, effective January 1, 2001. The Codification guidance serves to reduce the insurance subsidiaries' surplus, primarily due to certain limitations on the recognition of goodwill and EDP equipment and the recognition of other than temporary declines in investments. In 2001, the Company's statutory surplus was reduced by approximately $2,000 as a result of the Codification guidance. These reductions are partially offset by certain other items, including the recognition of deferred tax assets subject to certain limitations.

9.       401(k) Retirement Plan:

         The Company has a 401(k) retirement plan, covering substantially all employees with at least one year of service. Under the plan, participating employees may contribute up to 15% of their annual salary on a pre-tax basis. The Company, under the plan, equally matches employee contributions up to the first 3% of the employee's salary. The Company and employee portion of the plan is vested immediately. The Company's expense related to this 401(k) plan was $167, $147 and $129 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company may elect to make a discretionary contribution to the plan, which will be contributed proportionately to each eligible employee. The Company did not make a discretionary contribution in 2001, 2000 or 1999.

 10.     Stock Option Plans:

         At December 31, 2001, the Company had three stock-based compensation plans, which are described below. For 2000 and 1999, and for certain options granted in 2001, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and applies APB Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and related Interpretations in accounting for its plans. Accordingly, the Company is not required to recognize compensation expense when the exercise price is equal to, or greater than, the fair market value at the date of grant.

         The Company's 1987 Employee Incentive Stock Option Plan provided for the granting of options to purchase up to 1,200 shares of common stock. This plan expired in 1997 and was subsequently replaced by the 1998 Employee Non-Qualified Incentive Stock Option Plan ("1998 Plan"). The 1998 Plan allows for the grant of options to purchase up to 600 shares of common stock. No new options may be granted under the 1987 Plan. The term of each option granted in 2001 is ten years.

Financial Pages (F)                    20

         Effective May 1995, the Company adopted a Participating Agent Stock Option Plan which provides for the granting of options to purchase up to 300 shares of common stock. The exercise price of all options granted under the plan may not be less than the fair market value of the shares on the date of grant. The term of each option is ten years, and the options become exercisable in four equal, annual installments commencing one year from the option grant date. SFAS No. 123 requires that the fair value of options granted to non-employees (agents) be recognized as compensation expense over the estimated life of the option. Options were granted to agents in 1997, 1996 and 1995. No agent options were granted in 2001, 2000, 1999 or 1998. The Company recognized $51, $86 and $108 of compensation expense in 2001, 2000 and 1999, respectively as a result of these grants.

         During 2001, the Company granted 566 replacement options to its employees for all existing options granted under its existing fixed option plans. As a result, these options are now subject to the variable accounting provisions of APB Opinion No. 25 until exercised, forfeited or cancelled. The Company recorded compensation expense of $434 in 2001 related to these variable options, representing the intrinsic value of the stock options at the reporting date to the extent the fair value exceeded the exercise price of the employee options at the grant date. In addition, 30 options were granted to a new senior executive in 2001.

         Had compensation cost for the Company's employee stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net (loss) income and earnings per share would have been reduced to the pro forma amounts indicated below.

         Compensation cost is estimated using an option-pricing model with the following assumptions for new options granted to employees in 2001, 2000 and 1999. In 2001, options were valued with an expected life of
         5.3 years, volatility of 70.9% and a risk free rate of 4.9%. The weighted average fair value of options granted in 2001 was $1.71. In 2000, options were valued with an expected life of 5.3 years, volatility of 28.3% and a risk free rate of 4.8%. The weighted average fair value of options granted in 2000 was $6.80. No options were granted in 1999. The Company's net income and earnings per share results would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2001, 2000 and 1999, respectively.

                                                   2001            2000           1999
                                                   ----            ----           ----
Net Income                      As reported     $  (48,589)     $   22,750     $   21,320
                                Pro forma       $  (49,133)     $   22,325     $   21,030

Basic Earnings Per Share        As reported     $    (3.41)     $     3.13     $     2.83
                                Pro forma       $    (3.41)     $     3.07     $     2.79

Diluted Earnings Per Share      As reported     $    (3.41)     $     2.61     $     2.40
                                Pro forma       $    (3.41)     $     2.57     $     2.37



Financial Pages (F)                     21

         The following is a summary of the Company's option activity, including grants, exercises, forfeitures and weighted average price information:


                                              2001                        2000                         1999
                                    --------------------------  --------------------------  ------------------------
                                                    Exercise                     Exercise                  Exercise
                                                      Price                       Price                     Price
                                      Options      Per Option     Options       Per Option    Options     Per Option
                                    ---------      -----------   ----------  -------------  ----------   -----------
Outstanding at beginning of year          685       $ 19.59           552       $ 19.64          554      $ 19.62
Granted                                   596        $ 6.96           155       $ 19.25            0          $ -
Exercised                                   1       $ 12.45            11       $ 12.56            2      $ 13.38
Forfeitures                               632       $ 18.79            11       $ 24.44            0          $ -
                                   -----------     ----------    ---------   -------------   ---------   -----------
Outstanding at end of year                648        $ 8.48           685       $ 19.59          552      $ 19.64
                                   ===========     ---------     =========   =============  ==========   ===========
Exercisable at end of year                 88       $ 17.99           457       $ 18.15          404      $ 16.20
                                   ===========     ==========    =========   =============  ==========   ===========

                                                              Outstanding        Remaining          Exercisable
                                                              at December        Contractual       at December
                         Range of Exercise Prices              31, 2001          Life (Yrs)          31, 2001
                         ------------------------         ---------------------------------------------------------

                              3.40  --  4.72                       206                10                13
                              5.19  --  7.82                       258                10                18
                              8.60  -- 12.38                       103                10                 4
                              12.63 -- 32.25                        81                 7                53
                                                          -------------------------------------------------------
                                                          -------------------------------------------------------
                                                                   648                10                88
                                                          =======================================================



11.      Commitments and Contingencies:

                  Operating Lease Commitments:

         The total net rental expenses under all leases amounted to approximately $561, $688 and $629 for the years ended December 31, 2001, 2000 and 1999, respectively.

         The Company's required payments due under non-cancelable leases in each of the next five years are as follows:


                Years                   Amounts
                -----                   -------
                 2002                     $ 433
                 2003                       344
                 2004                       252
                 2005                        18
                 2006                        18
                                        -------
                                        $ 1,065

         Amounts after 2006 are immaterial.

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

Financial Pages (F)                    22

                  Letters of Credit:

         At December 31, 2001, the Company received letters of credit of $29,000 to receive statutory reserve credit and statutory surplus credit for its new quota share reinsurance agreement. As part of the Company's financial reinsurance agreements in effect at December 31, 2000 and 1999, it received an unsecured letter of credit from a bank for $5,000 and $20,000, respectively, which served to allow the Company to receive statutory reserve credit for its financial reinsurance with state insurance departments at each of those dates.

                  Litigation:

         The Company's subsidiaries are parties to various lawsuits generally arising in the normal course of their business. The Company does not believe that the eventual outcome of any of the suits to which it is party will have a material adverse effect on its financial condition or results of operations. However, the outcome of any single event could have a material impact upon the quarterly or annual financial results of the period in which it occurs.

         The Company and certain of its key executive officers are defendants in consolidated actions that were instituted on April 17, 2001 in the United States District Court for the Eastern District of Pennsylvania by shareholders of the Company, on their own behalf and on behalf of a putative class of similarly situated shareholders who purchased shares of the Company's common stock between July 23, 2000 through and including March 29, 2001. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as a result of misstatements and omissions allegedly contained in the Company's periodic reports filed with the SEC, certain press releases issued by the Company, and in other statements made by its officials. The alleged misstatements and omissions relate, among other matters, to the statutory capital and surplus position of the Company's largest subsidiary, PTNA. On December 7, 2001, the defendants filed a motion to dismiss the complaint, which is currently pending. The Company believes that the complaint is without merit, and it and its executives will continue to vigorously defend the matter.

12.      Reinsurance:

         The Company currently reinsures with unaffiliated companies any life insurance policy to the extent the risk on that policy exceeds $50.

         Effective January 1994, PTNA entered into a reinsurance agreement to cede 100% of certain life, accident and health and Medicare supplement insurance to a third party insurer. Total reserve credits taken related to this agreement as of December 31, 2001, 2000 and 1999 were approximately $388, $409 and $456 respectively.

         PTNA is party to a reinsurance agreement to cede 100% of certain whole life and deferred annuity policies issued by PTNA to a third party insurer. These policies are intended for the funeral arrangement or "pre-need" market. Total reinsurance recoverables taken related to this agreement as of December 31, 2001 and 2000 were approximately $4,362 and $4,643, respectively. The third party reinsurer is required to maintain securities at least equal to the statutory reserve credit in escrow with a bank. Effective January 1, 1996, this agreement was modified, and as a result, no new business is reinsured under this facility.

         PTNA is a party to a reinsurance agreement to cede certain home health care claims beyond 36 months. Reinsurance recoverables related to this treaty were $7,726 and $6,054 at December 31, 2001 and 2000, respectively.

         PTNA is party to a coinsurance agreement on a previously acquired block of long- term care business whereby 66% is ceded to a third party. At December 31, 2001 and 2000 reinsurance recoverables taken related to this treaty were approximately $2,639 and $2,142, respectively.

         Effective December 31, 2000 and 1999, PTNA entered separate funds withheld financial reinsurance agreements with unaffiliated reinsurers. Under the agreements, PTNA ceded the claims risk of a material portion of its long-term care policies. This transference of risk qualifies the agreements for statutory treatment as reinsurance. The agreements are not considered reinsurance under SFAS No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". As a result of these agreements, 2000 statutory surplus was increased by $19,841. During 2001, both agreements were commuted, resulting in a reduction of statutory surplus of approximately $20,000.

Financial Pages (F)                    23

         Effective December 31, 2001, the Company entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of its long-term care insurance policies then in force. The initial premium of the treaty resulted in the transfer of approximately $563,000 in cash and marketable securities subsequent to December 31, 2001, and $56,000 as funds held due to the reinsurer. The initial premium and future cash flows of the reinsured policies, less claims payments, ceding commissions and risk charges, will be credited to a notional experience account, which is held for the Company's benefit in the event of commutation and recapture following December 31, 2007. The Company will also receive an investment credit on the experience account balance, which is based upon the total return from a series of benchmark indices and hedges that are intended to match the duration of the reserve liability.

         The agreement contains commutation provisions and allows the Company to recapture the reserve liabilities and the current experience account balance as of December 31, 2007, or on December 31 of any year thereafter. The Company intends to commute the treaty on December 31, 2007; therefore, it is accounting for the agreements in anticipation of this commutation. In the event the Company does not commute the agreements on December 31, 2007, it will be subject to escalating expenses. Additionally, the reinsurance provisions contain covenants and conditions that, if breached, may result in the immediate commutation of the agreement and the payment of $2.5 million per quarter from the period of the breach through December 31, 2007. These covenants include, but are not limited to, material breach and insolvency.

         As part of the agreement, the reinsurer was granted four tranches of warrants to purchase non-voting shares of convertible preferred stock. The first three tranches of convertible preferred stock are exercisable through December 31, 2007 at common stock equivalent prices ranging from $4.00 to $12.00 per share if converted. If exercised for cash, at the reinsurer's option, the warrants could yield additional capital and liquidity of approximately $20,000 and would represent ownership of approximately 15% of the outstanding shares of our common stock. If the agreement is not commuted following December 31, 2007, the reinsurer may exercise the fourth tranche of warrants for common stock equivalent prices of $2.00 per share if converted, potentially generating additional capital of $12,000, representing an additional 20% of the then outstanding common stock. The reinsurer is under no obligation to exercise any of the warrants.

         The warrants are part of the consideration and will be recognized as premium over the anticipated life of the contract. The warrants are valued using a Black-Scholes model with the following assumptions: 6.0 years expected life, volatility of 70.9% and a risk free rate of 4.74%. The $15,855 value of the warrants is recorded as a deferred premium and will be amortized to expense over the anticipated six years of the agreement.

         In 2001, ANIC ceded substantially all of its disability policies to an unaffiliated insurer on a quota share basis. The insurer may assume ownership of the policies as a sale upon various state and policyholder approvals. At December 31, 2001, reinsurance recoverables related to this treaty were $10,338.

         The Company remains liable in the event that the reinsuring companies are unable to meet their obligations.

Financial Pages (F)                    24

         The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of income and comprehensive income, which are net of reinsurance activity:

                                                                Ceded to            Assumed
                                               Gross             Other            from Other              Net
                                               Amount           Companies           Companies           Amount
                                               ------           ---------         -----------           ------
December 31, 2001
   Ordinary life insurance
     In-force                                  $52,322           $10,543                  $0           $ 41,779
   Premiums:
        Accident and health                    355,574            13,760               5,749            347,563
        Life                                     3,586               759                   1              2,828
   Benefits to policyholders:
        Accident and health                    211,849             3,935               1,153            209,067
        Life                                     2,356               394                   0              1,962
   Inc in policy reserves:
        Accident and health                     32,019             7,244               2,656             27,431
        Life                                     1,515               820                   0                695
   Commissions                                 $76,095            $1,178              $1,888            $76,805

December 31, 2000
   Ordinary life insurance
     In-force                                  $58,907           $12,675                  $0            $46,232
   Premiums:
        Accident and health                    352,534             3,010               4,512            354,036
        Life                                     3,304               228                   1              3,077
   Benefits to policyholders:
        Accident and health                    164,728             2,346                 713            163,095
        Life                                     2,469               441                   0              2,028
   Inc (dec) in policy reserves:
        Accident and health                     76,514                77               1,053             77,490
        Life                                       931               (27)                  0                958
   Commissions                                $100,681              $255              $1,887           $102,313

December 31, 1999
   Ordinary life insurance
     In-force                                  $61,522           $14,009                  $0             $47,513
   Premiums:
        Accident and health                    289,396             2,935               2,738             289,199
        Life                                     3,664               348                   1               3,317
   Benefits to policyholders:
        Accident and health                    133,188             2,265                 161             131,084
        Life                                     2,117                14                   0               2,103
   Inc (dec) in policy reserves:
        Accident and health                     65,725               360                 (14)             65,351
        Life                                     2,733               943                   0               1,790
   Commissions                                 $95,376              $621              $1,997             $96,752


13.      Transactions with Related Parties:

         Irv Levit Insurance Management Corporation, an insurance agency which is owned by our Chairman, Chief Executive Officer and President, produced approximately $10, $43 and $34 of renewal premiums for some of our subsidiaries for the years ended December 31, 2001, 2000 and 1999, respectively, for which it received commissions of approximately $2, $10 and $8, respectively. Irv Levit Insurance Management Corporation also received commission overrides on business written for some of our subsidiaries by certain agents, principally general agents who were its agents prior to January 1979 and any of their sub-agents hired prior and subsequent to January 1979. These commission overrides totaled approximately $544, $551 and $543 for the years ended December 31, 2001, 2000 and 1999, respectively.

Financial Pages (F)                    25

         As of December 31, 2001, Palisade Capital Management owned approximately less than 1% of our common stock. Palisade Capital Management also manages a portion of our investment portfolio for which it received fees of $224, $231 and $170 for the years ended December 31, 2001, 2000 and 1999, respectively.

         A member of the Company's board of directors is a principal in Davidson Capital Management, which provides investment management services to the Company. The Company paid this firm $462, $300 and $242 during the years ended December 31, 2001, 2000 and 1999, respectively.

         A member of the Company's board of directors and the chairman of its audit committee is a senior executive with Advest, Inc., an investment banking firm, which has provided investment banking services in the past and that the Company has engaged to explore financial alternatives. This firm received $475 in fees during 2001. No fees were paid to this firm in 2000 or 1999.

         A member of the Company's board of directors is a principal in U.S. Care, Inc., a marketing organization to which the Company paid $159 and $23 in 2001 and 2000, respectively. The Company also made a loan of $100, with interest applied at 9%, to U.S. Care, Inc. in 2001, which is guaranteed by renewal commissions payable to the Company in future periods.

14.      Major Agency:

         A managing general agent accounted for approximately 16% of total premiums in 1999. In 2000, the Company purchased a division of this managing agent, which served to reduce the Company's dependence upon this agency. In 2001 and 2000, the total premiums from this managing general agent accounted for less than 10% of the Company's total premiums.

15.      Concentrations of Credit Risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investments. The Company places its cash and cash equivalents and investments with high quality financial institutions, and attempts to limit the amount of credit exposure to any one institution. However, at December 31, 2001, and at other times during the year, amounts in any one institution exceeded the Federal Deposit Insurance Corporation limits. The Company is also party to certain reinsurance transactions whereby the Company remains ultimately liable for claims exposure under ceded policies in the event the assuming reinsurer is unable to meet its commitments due to default or insolvency.

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

         Cash and cash equivalents -- The statement value approximates fair value.

Financial Pages (F)                    26

         Long-term debt -- The statement value approximates the fair value of mortgage debt and capitalized leases, since the instruments carry interest rates, which approximate market value. The convertible, subordinated debt, as a publicly traded instrument, has a readily accessible fair market value, and, as such is reported at that value.

                                            December 31, 2001       December 31, 2000
                                         ---------------------    ----------------------
                                         Carrying       Fair      Carrying         Fair
                                          Amount       Value       Amount         Value
                                         --------      -----      --------       ------
Financial assets:
   Investments
      Bonds, available for sale          $478,608     $478,608     $349,488     $349,488
      Equity securities                     9,802        9,802       16,496       16,496
      Policy loans                            181          181          142          142
   Cash and cash equivalents              114,600      114,600      116,596      116,596

Financial liabilities:
   Convertible debt                      $ 74,750     $ 52,325     $ 74,750     $ 60,828
   Mortgage and other debt                  4,440        4,440        7,218        7,218



17.      Subsequent Event:

         In March 2002, the Company completed an equity placement of 510 shares of unregistered common stock for net proceeds of approximately $2,400. The equity placement was with several current and new institutional investors, with shares offered at $4.65. The offering price was a 10 percent discount to the 30-day average price prior to the issuance. The Company intends to file a registration statement with the Securities and Exchange Commission on or before June 5, 2002. The proceeds of the equity placement provided additional liquidity to the parent company to meet its debt service obligations. The proceeds, together with currently available cash sources, are not sufficient to meet the December 2003 final interest requirement of the debt or to retire the debt upon maturity.

18.      Condensed Financial Statements:

         The following lists the condensed financial information for the parent company as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999.


Financial Pages (F)                    27


                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                                (PARENT COMPANY)
                                 Balance Sheets
                        as of December 31, 2001 and 2000
                             (amounts in thousands)

                                ASSETS                                             2001           2000
                                                                                 ---------      ---------


Bonds, available for sale at market (amortized cost $0)                          $    --        $    --
Equity securities at market (cost $0)                                                 --             --
Cash and cash equivalents                                                            3,126          1,163
Investment in subsidiaries*                                                        273,370        272,453
Other assets                                                                         1,245          1,412
                                                                                 ---------      ---------

                    Total assets                                                 $ 277,741      $ 275,028
                                                                                 =========      =========
                                                                                 =========      =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                                   $  77,608      $  80,304
Accrued interest payable                                                               651            768
Accounts payable                                                                        58             88
Due to subsidiaries*                                                                 6,628          5,806
                                                                                 ---------      ---------

                    Total liabilities                                               84,945         86,966
                                                                                 ---------      ---------

Shareholders' equity
   Preferred stock, par value $1.00; 5,000 shares
       authorized, none outstanding                                                   --             --
   Common stock, par value $.10; 25,000 shares
       authorized, 19,750 and 8,202 shares
       issued, respectively                                                          1,975            820
   Additional paid-in capital                                                       94,802         53,879
   Accumulated other comprehensive income (loss)                                    10,583           (662)
   Retained earnings                                                                92,141        140,730
                                                                                 ---------      ---------

                                                                                   199,501        194,767
    Less 915 of common shares held in treasury, at cost                             (6,705)        (6,705)
                                                                                 ---------      ---------

                   Total shareholders' equity                                      192,796        188,062
                                                                                 ---------      ---------

                   Total liabilities and shareholders' equity                    $ 277,741      $ 275,028
                                                                                 =========      =========


*  Eliminated in consolidation




              The condensed financial information should be read in
            conjunction with the Penn Treaty American Corporation and
             Subsidiaries consolidated statements and notes thereto


Financial Pages (F)                    28


                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                                (PARENT COMPANY)
                            Statements of Operations
              for the Years Ended December 31, 2001, 2000 and 1999
                             (amounts in thousands)

                                                        2001           2000           1999
                                                     ---------      ---------      ---------

Investment and other income                          $     209      $     771      $     300

General and administrative expense                       1,165          1,159          1,379

Loss due to impairment of property
   and equipment                                          --             --            2,799

Interest expense                                         4,888          4,717          4,672
                                                     ---------      ---------      ---------
                                                     ---------      ---------      ---------

Loss before equity in undistributed net
    earnings of subsidiaries*                           (5,844)        (5,105)        (8,550)

Equity in undistributed net (losses)
    earnings of subsidiaries*                          (42,745)        27,855         29,870
                                                     ---------      ---------      ---------
                                                     ---------      ---------      ---------

Net (loss) income                                      (48,589)        22,750         21,320

Retained earnings, beginning of year                   140,730        117,980         96,660
                                                     ---------      ---------      ---------
                                                     ---------      ---------      ---------

Retained earnings, end of year                       $  92,141      $ 140,730      $ 117,980
                                                     =========      =========      =========
                                                     =========      =========      =========


*Eliminated in consolidation





              The condensed financial information should be read in
            conjunction with the Penn Treaty American Corporation and
             Subsidiaries consolidated statements and notes thereto


Financial Pages (F)                    29


                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                                (PARENT COMPANY)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000 and 1999
                             (amounts in thousands)

                                                                                    2001          2000          1999
                                                                                  --------      --------      --------

Cash flows from operating activities:
    Net (loss) income                                                             $(48,589)     $ 22,750      $ 21,320
    Adjustments to reconcile net (loss) income
            to cash used in operations:
        Equity in undistributed earnings of subsidiaries                            42,745       (27,855)      (29,870)
        Depreciation and amortization                                                  437           491           397
        Net realized losses                                                           --             130            48
        Loss due to impairment of property and equipment                              --            --           2,799
        Increase (decrease) due to change in:
            Due to/from subsidiaries                                                   822           575         2,672
            Other, net                                                                (469)           99          (515)
                                                                                  --------      --------      --------
                                                                                  --------      --------      --------

                    Net cash used in operations                                     (5,054)       (3,810)       (3,149)
                                                                                  --------      --------      --------
                                                                                  --------      --------      --------

Cash flows from investing activities:
    Cash purchase of subsidiary                                                       --            --         (10,113)
    Sales and maturities of investments                                               --           5,494         4,063
    Purchase of investments                                                           --            (874)       (3,406)
    Acquisition of property and equipment                                              (25)          (50)       (1,614)
                                                                                  --------      --------      --------

                    Net cash (used in) provided by investing activities                (25)        4,570       (11,070)
                                                                                  --------      --------      --------
                                                                                  --------      --------      --------

Cash flows from financing activities:

    Contribution to subsidiary                                                     (18,000)         --          (1,000)
    Dividend from subsidiary                                                         2,000          --           1,039
    Proceeds from exercise of stock options                                             12           139            31
    Proceeds from note payable to subsidiary                                          --            --             750
    Repayment of mortgages and other borrowings                                     (2,696)         (818)         (794)
    Proceeds from rights offering                                                   25,726          --            --
                                                                                  --------      --------      --------
                                                                                  --------      --------      --------

                    Net cash provided by (used in) financing activities              7,042          (679)           26
                                                                                  --------      --------      --------
                                                                                  --------      --------      --------

                    Increase (decrease) in cash and cash equivalents                 1,963            81       (14,193)

Cash and cash equivalents balances:
    Beginning of year                                                                1,163         1,082        15,275
                                                                                  --------      --------      --------
                                                                                  --------      --------      --------

    End of year                                                                   $  3,126      $  1,163      $  1,082
                                                                                  ========      ========      ========
                                                                                  ========      ========      ========


Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                        $  4,843      $  4,863      $  4,887
                                                                                  ========      ========      ========
                                                                                  ========      ========      ========
    Acquisition of subsidiary with note payable                                   $   --        $   --        $  7,167
                                                                                  ========      ========      ========
                                                                                  ========      ========      ========





                       The condensed financial information should be read in
                     conjunction with the Penn Treaty American Corporation and
               Subsidiaries consolidated statements and notes thereto




Financial Pages (F)                    30

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

                    10.1 Penn Treaty American Corporation 1987 Employee
                         Incentive Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8, No. 333-89927, filed on October 29, 1999.

                    10.2 Penn Treaty American Corporation 1995 Participating
                         Agent Stock Option Plan. (incorporated by reference to
                         Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                    10.3 Penn Treaty American Corporation Employees' Pension
                         Plan. *

                    10.4 Penn Treaty American Corporation 1998 Employee
                         Incentive Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8, No. 333-89927, filed on October 29, 1999.

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

                    10.9 Mortgage in the amount of $2,450,000 dated September
                         13, 1988 between Penn Treaty Life Insurance Company and Merchants Bank, N.A. **

                    10.10 Amendments to Mortgage dated September 24, 1991,
                         October 13, 1992 and September 2, 1993. ****

                    10.11 Loan and Security Agreement by and between Penn Treaty
                         American Corporation and CoreStates Bank, N.A. dated December 28, 1994.****

                    10.12 Form of Investment Counseling Agreement dated May 3,
                         1995 between Penn Treaty American Corporation and James
                         M. Davidson & Company. ****

                    10.13 Form of Assumption and Reinsurance Agreement dated
                         December 22, 1997, between Penn Treaty Life Insurance Company and Network America Life Insurance Company. ***

                    10.14 Quota Share Reinsurance Agreement between Penn Treaty
                         Network America and London Life International.

                    10.15 Form of Change of Control Agreements with Executives.
                         ***

                    10.16 Penn Treaty American Corporation 1998 Incentive Stock
                         Option Plan. ***

                    10.17 Employment Contract with Executive Vice President. ***

                    11. Earnings Per Share. See Notes to Consolidated Financial Statements, "Note 1."

                    21.  Subsidiaries of the Registrant. ****

                    23.  Consent of PricewaterhouseCoopers, LLP

               (b)  Reports on Form 8-K:

     We filed no reports on Form 8-K during the quarter ended December 31, 2001.




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


     Executive Compensation Plans - see Exhibits 10.1, 10.2, 10.11 and 10.17.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PENN TREATY AMERICAN CORPORATION


Date:  April 1, 2002        By: /s/ Irving Levit
                            ----------------------------------------------------
                            Irving Levit, Chairman of the Board, Chief Executive
                            Officer and President  (principal executive officer)

Date:  April 1, 2002        By: /s/ Cameron B. Waite
                            ----------------------------------------------------
                            Cameron B. Waite, Chief Financial Officer
                            (principal financial officer)

Date:  April 1, 2002        By: /s/ Michael F. Grill
                            ----------------------------------------------------
                            Michael F. Grill, Treasurer
                            (principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 1, 2002        By: /s/ Irving Levit
                                ------------------------------------------------
                                Irving Levit, Chairman of the Board, Chief
                                Executive Officer and President

Date:  April 1, 2002        By: /s/ A.J. Carden
                                ------------------------------------------------
                                A.J. Carden, Executive Vice President and
                                Director

Date:  April 1, 2002        By: /s/ Michael F. Grill
                                ------------------------------------------------
                                Michael F. Grill, Treasurer and Director

Date:  April 1, 2002         By: /s/ Domenic P. Stangherlin
                                 -----------------------------------------------
                                 Domenic P. Stangherlin, Director

Date:  April 1, 2002         By: /s/ Jack D. Baum
                                 -----------------------------------------------
                                 Jack D. Baum, Vice President, and Director

Date:  April 1, 2002         By: /s/ Francis R. Grebe
                                 -----------------------------------------------
                                 Francis R. Grebe, Director

Date:  April 1, 2002         By: /s/ Alexander M. Clark
                                 -----------------------------------------------
                                 Alexander M. Clark, Director

Date:  April 1, 2002         By: /s/ Matthew Kaplan
                                 -----------------------------------------------
                                 Matthew Kaplan, Director

Date:  April 1, 2002         By: /s/ James Heyer
                                 -----------------------------------------------
                                 James Heyer, Director

Date:  April 1, 2002        By: /s/ Cameron B. Waite
                            ----------------------------------------------------
                            Cameron B. Waite, Chief Financial Officer
                            (principal financial officer)

Date:  April 1, 2002        By: /s/ Michael F. Grill
                            ----------------------------------------------------
                            Michael F. Grill, Treasurer
                            (principal accounting officer)

                                   Exhibit 23


                       Consent of Independent Accountants




We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-89927 and No. 333-89929) and the Registration Statements on Form S-3 (No. 333-72649 and No. 333-50016) of Penn Treaty American Corporation of our report dated April 1, 2002 relating to the financial statements, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP
------------------------------
    PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
April 1, 2002