Form 10-Q
period 2002-03-31
PENN TREATY AMERICAN CORP
filed 2002-05-15
CIK 814181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of May 8, 2002 was 19,367,737.

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


                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (amounts in thousands)
                                                                                               March 31,      December 31,
                                                                                                  2002           2001
                                                                                                  ----           ----
                                                                                               (unaudited)
                                   ASSETS
Investments:
  Bonds, available for sale at market (cost of $21,004 and $463,618, respectively)               $  21,879    $ 478,608
  Equity securities at market value (cost of $0 and $8,760, respectively)                             --          9,802
  Policy loans                                                                                         196          181
                                                                                                 ---------    ---------
Total investments                                                                                   22,075      488,591
Cash and cash equivalents                                                                           26,911      114,600
Property and equipment, at cost, less accumulated depreciation of
  $6,992 and $6,594, respectively                                                                   12,715       12,783
Unamortized deferred policy acquisition costs                                                      183,378      180,052
Receivables from agents, less allowance for
  uncollectable amounts of $199                                                                      1,557        2,190
Accrued investment income                                                                              386        7,907
Federal income tax recoverable                                                                       4,406        4,406
Goodwill                                                                                            25,771       25,771
Present value of future profits acquired                                                             1,833        1,937
Receivable from reinsurers                                                                          28,597       25,594
Corporate owned life insurance                                                                      55,340       54,478
Experience account due from reinsurer                                                              552,967         --
Other assets                                                                                        24,016       22,058
                                                                                                 ---------    ---------
    Total assets                                                                                 $ 939,952    $ 940,367
                                                                                                 =========    =========
                                LIABILITIES
Policy reserves:
  Accident and health                                                                            $ 407,576    $ 382,660
  Life                                                                                              13,059       13,386
Policy and contract claims                                                                         229,135      214,466
Accounts payable and other liabilities                                                              15,829       19,422
Long-term debt                                                                                      76,310       79,190
Deferred income taxes                                                                               26,680       38,447
                                                                                                 ---------    ---------
    Total liabilities                                                                              768,589      747,571
                                                                                                 ---------    ---------
Commitments and contingencies                                                                         --           --
                            SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding                           --           --
Common stock, par value $.10; 40,000 shares authorized,  20,261 and 19,749 shares issued             2,026        1,975
Additional paid-in capital                                                                          96,963       94,802
Accumulated other comprehensive income                                                                 564       10,583
Retained earnings                                                                                   78,515       92,141
                                                                                                   178,068      199,501
                                                                                                 ---------    ---------
Less 915 common shares held in treasury, at cost                                                    (6,705)      (6,705)
                                                                                                 ---------    ---------
                                                                                                   171,363      192,796
                                                                                                 ---------    ---------
    Total liabilities and shareholders' equity                                                   $ 939,952    $ 940,367
                                                                                                 =========    =========

           See accompanying notes to consolidated financial statements



                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                                   (unaudited)
                  (amounts in thousands, except per share data)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                    2002          2001
                                                                                    ----          ----
Revenues:
   Premium revenue                                                                $  84,236    $  96,019
   Net investment income                                                                692        6,725
   Net realized capital gains (losses)                                               14,523       (1,566)
   Trading account loss                                                                --         (1,723)
   Investment credit on experience account                                          (17,110)        --
   Other income                                                                       2,770        2,400
                                                                                  ---------    ---------
                                                                                     85,111      101,855
                                                                                  ---------    ---------
 Benefits and expenses:
   Benefits to policyholders                                                         80,187       72,137
   Commissions                                                                       12,830       24,988
   Net policy acquisition costs deferred                                             (3,326)      (5,397)
   General and administrative expense                                                10,712       12,634
   Expense and risk charges on reinsurance                                            3,577         --
   Reserve for claim litigation                                                        --           (250)
   Excise tax expense                                                                   581         --
   Interest expense                                                                   1,196        1,282
                                                                                  ---------    ---------
                                                                                    105,757      105,394
                                                                                  ---------    ---------

Loss before federal income taxes                                                    (20,646)      (3,539)
Benefit for federal income taxes                                                     (7,020)      (1,203)
                                                                                  ---------    ---------
     Net loss                                                                       (13,626)      (2,336)
                                                                                  ---------    ---------

  Other comprehensive income:
     Unrealized holding (loss) gain arising during period                              (634)       5,139
     Income tax benefit (provision) from unrealized holdings                            216       (1,747)
     Reclassification of (gain) loss included in net loss                           (14,523)       3,289
     Income tax benefit (provision) from reclassification adjustment                  4,938       (1,118)
                                                                                  ---------    ---------
     Comprehensive (loss) income                                                  $ (23,629)   $   3,227
                                                                                  =========    =========


 Basic earnings per share                                                         $   (0.72)   $   (0.32)
 Diluted earnings per share                                                       $   (0.72)   $   (0.32)


 Weighted average number of shares outstanding                                       18,853        7,288
 Weighted average number of shares outstanding (diluted)                             18,853        7,288

           See accompanying notes to consolidated financial statements




                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
   Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                                   (unaudited)
                             (amounts in thousands)
                                                                             2002                2001
                                                                             ----                ----
Cash flow from operating activities:
  Net loss                                                                $ (13,626)           $ (2,336)
  Adjustments to reconcile net income (loss) to cash
    provided by operations:
    Amortization of intangible assets                                           194                 517
    Amortization of deferred reinsurance premium                                660                   -
    Policy acquisition costs, net                                            (3,326)             (5,397)
    Deferred income taxes                                                    (6,605)               (178)
    Depreciation expense                                                        398                 371
    Net realized capital (losses) gains                                     (14,523)              1,566
    Trading account loss                                                          -               1,723
    Net proceeds from purchase and sales of trading securities                    -              (2,553)
  Increase (decrease) due to change in:
    Receivables from agents                                                     633                 165
    Receivable from reinsurers                                               (3,003)                149
    Experience account due from reinsurer                                    10,562                   -
    Policy and contract claims                                               14,669              14,421
    Policy reserves                                                          24,589              21,794
    Accounts payable and other liabilities                                   (3,593)              2,722
    Federal income taxes recoverable                                              -                (885)
    Accrued investment income                                                 7,521                (129)
    Other, net                                                                 (753)                306
                                                                          ---------           ---------
      Cash provided by operations                                            13,797              32,256

Cash flow from investing activities:
  Proceeds from sales of bonds                                              466,677              24,349
  Proceeds from sales of equity securities                                    9,547               3,190
  Proceeds from maturities of bonds                                           2,571               2,239
  Purchase of bonds                                                         (12,888)            (91,237)
  Purchase of equity securities                                                 (20)             (3,529)
  Increase in corporate owned life insurance                                   (862)                  -
  Initial premium for experience account                                   (563,529)                  -
  Acquisition of property and equipment                                        (330)               (417)
                                                                          ---------           ---------
      Cash used in investing                                                (98,834)            (65,405)

Cash flow from financing activities:
  Net cash from stock offering                                                  228                   -
  Proceeds from exercise of stock options                                         -                  12
  Repayments of long-term debt                                               (2,880)             (2,718)
                                                                          ---------           ---------
      Cash used in financing                                                 (2,652)             (2,706)
                                                                          ---------           ---------
Decrease in cash and cash equivalents                                       (87,689)            (35,855)
Cash balances:
  Beginning of period                                                       114,600             116,596
                                                                          ---------           ---------
  End of period                                                           $  26,911           $  80,741
                                                                          =========           =========

          See accompanying notes to consolidated financial statements.


PENN TREATY AMERICAN CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002
(unaudited)
(amounts in thousands, except per share data)

     The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2001 of Penn Treaty American Corporation (the "Company").

     In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations, comprehensive income and cash flows for the interim periods. Certain prior period amounts have been reclassified to conform to the current period presentation.

1.   Recent Developments:

     The Company's subsidiaries are required to hold statutory surplus that is, at a minimum, above a calculated authorized control level at which the Pennsylvania Insurance Department (the "Department") may place its subsidiary under regulatory control, leading to rehabilitation or liquidation. Insurers are obligated to hold additional statutory surplus above the authorized control level. At December 31, 2000, the Company's primary insurance subsidiary, representing 94% of our direct premium, had Total Adjusted Capital at the Regulatory Action level. As a result, it was required to file a Corrective Action Plan (the "Plan") with the insurance commissioner.

     On February 12, 2002, the Department approved the Plan. It requires the Company's subsidiary to comply with certain agreements at the direction of the Department, including, but not limited to:

o The entrance into the reinsurance agreement for substantially all of its existing business at December 31, 2001. (See Note 2)

o New investments are limited to those rated by the National Association of Insurance Commissioners ("NAIC") as 1 or 2.

o    Affiliated transactions are limited and require Department approval.

o An agreement to increase statutory reserves; the reinsurance agreement has provided the capacity to accommodate this increase and will provide an additional $80,000 throughout 2002-2004, such that the Insurers' policy reserves will be based on new, current claims assumptions and will not include any rate increases. These claim assumptions are applied to all policies, regardless of issue year and are assumed to have been present since the policy was first issued.

2.   Reinsurance Agreement:

     As a primary component of the Plan, effective December 31, 2001, the Company entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of its respective long-term care insurance policies then in-force. The agreement was entered with Centre Solutions (Bermuda) Limited, which is rated A- by A.M. Best. The agreement is subject to certain coverage limitations, including an aggregate limit of liability that is a function of certain factors and that may be reduced in the event that rate increases are not obtained. The agreement meets the requirements to qualify as reinsurance for statutory accounting, but not for generally accepted accounting principles.

     The initial premium of the reinsurance treaty resulted in the transfer of approximately $563,000 in cash and marketable securities during February 2002, and $56,000 as funds held due to the reinsurer. The initial premium and future cash flows of the reinsured policies, less claims payments, ceding commissions and risk charges, is credited to a notional experience account, which is held for the Company's benefit in the event of commutation and recapture following December 31, 2007. The notional experience account balance receives an investment credit based upon the total return of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of reserve liabilities. Periodic changes in the market values of the benchmark indices and derivative hedges are recorded in the Company's financial statements as investment gains or losses in the period in which they occur. As a result, the Company's financial statements are subject to significant volatility. During the period ending March 31, 2002, the Company recorded a net loss of $17,110 resulting from the total return of the benchmark portfolio during the period.

     The reinsurance agreement contains commutation provisions and allows the Company to recapture the reserve liabilities and the current experience account balance as of December 31, 2007, or on December 31 of any year thereafter. The Company intends to commute the treaty on December 31, 2007; therefore, it is accounting for the reinsurance agreements in anticipation of this commutation. In the event the Company does not commute the agreements on December 31, 2007, it will be subject to escalating expenses. Additionally, the reinsurance provisions contain covenants and conditions that, if breached, may result in the immediate commutation of the agreement and the payment of $2,500 per quarter from the period of the breach through December 31, 2007. These covenants include, but are not limited to, no material breach and insolvency.

         As part of the agreement, the reinsurer was granted four tranches of warrants to purchase non-voting shares of convertible preferred stock. The first three tranches of convertible preferred stock are exercisable through December 31, 2007 at common stock equivalent prices ranging from $4.00 to $12.00 per share, if converted. The reinsurer, at its sole discretion, may execute a cash exercise or a cashless exercise. If exercised for cash, at the reinsurer's option, the warrants could yield additional capital and liquidity of approximately $20,000 and, if converted, would represent ownership of approximately 15% of the outstanding shares of our common stock. If the agreement is not commuted following December 31, 2007, the reinsurer may exercise the fourth tranche of warrants for common stock equivalent prices of $2.00 per share, if converted, potentially generating additional capital of $12,000 and representing an additional 20% of the then outstanding common stock. The reinsurer is under no obligation to exercise any of the warrants.

         The warrants are part of the consideration for the reinsurance contract and are recognized as premium expense over the anticipated life of the contract. The warrants were valued at the issuance date using a Black-Scholes model with the following assumptions: 6.0 years expected life, volatility of 70.9% and a risk free rate of 4.74%. The $15,855 value of the warrants was recorded as a deferred premium as of December 31, 2001. $660 of the deferred premium was amortized to expense during the three months ended March 31, 2002.

3.   Contingencies:

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

4.   Investments:

     Management has categorized all of its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of March 31, 2002, shareholders' equity was increased by $578 due to unrealized gains of $875 in the investment portfolio. As of December 31, 2001, shareholders' equity was increased by $10,581 due to unrealized gains of $16,032 in the investment portfolio.

     The amortized cost and estimated market value of the Company's available for sale investment portfolio as of March 31, 2002 and December 31, 2001 are as follows:

                                                 March 31, 2002                      December 31, 2001
                                                 --------------                      -----------------
                                           Amortized         Estimated          Amortized          Estimated
                                             Cost          Market Value           Cost           Market Value
                                             ----          ------------           ----           ------------
   U.S. Treasury securities
     and obligations of U.S.
     Government authorities
     and agencies                           $ 12,284          $ 13,006           $ 164,712         $ 172,063

   Obligations of states and
     political sub-divisions                       -                 -                 572               612

   Mortgage backed securities                  2,025             2,029              42,587            43,331

   Debt securities issued by
    foreign governments                          206               207              11,954            12,089

   Corporate securities                        6,489             6,637             243,793           250,513

   Equities                                        -                 -               8,760             9,802

   Policy Loans                                  196               196                 181               181
                                            --------          --------           ---------         ---------
   Total Investments                        $ 21,200          $ 22,075           $ 472,559         $ 488,591
                                            ========          ========           =========         =========
   Net unrealized gain                           875                                16,032
                                            --------                             ---------
                                            $ 22,075                             $ 488,591
                                            ========                             =========


     The majority of the Company's investment portfolio was transferred to the reinsurer as part of the initial premium paid for the Company's December 31, 2001 reinsurance transaction.

     Pursuant to certain statutory licensing requirements, as of March 31, 2002, the Company had on deposit bonds aggregating $8,447 in Insurance Department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

5.   New Accounting Principles:

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

     SFAS No. 142, "Goodwill and Other Intangible Assets," primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill at that time. All goodwill recognized in the Company's consolidated balance sheet at January 1, 2002 has been assigned to one or more reporting units. Goodwill in each reporting unit will be tested for impairment by June 30, 2002. An impairment loss recognized as a result of a transitional impairment test of goodwill, if necessary, will be reported as the cumulative effect of a change in accounting principle. Management has completed an assessment of other intangible assets and as determined to continue to amortize these assets so as to closely match the future profit emergence from these assets.

     The Company's book value is currently in excess of its market value, which will require an analysis of the goodwill at the reporting unit level. Management has not yet completed this analysis to determine the extent of impairment, if any. No goodwill was amortized for the three months ended March 31, 2002. For the three months ended March 31, 2001, the Company amortized $323 of goodwill.

6.   Reconciliation of Earnings Per Share:

     A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation follows. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects are not included.

                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                      2002           2001
                                                      ----           ----
Net income                                         $ (13,626)      $ (2,336)
Weighted average common shares outstanding            18,853          7,288
                                                   ---------       --------
Basic earnings per share                           $   (0.72)      $  (0.32)
                                                   =========       ========

Net income                                         $ (13,626)      $ (2,336)
Adjustments net of tax:
     Interest expense on convertible debt                 -              -
     Amortization of debt offering costs                  -              -
                                                   ---------       --------
Diluted net income                                 $ (13,626)      $ (2,336)
                                                   ---------       --------

Weighted average common shares outstanding            18,853          7,288
Common stock equivalents due to dilutive
     effect of stock options                              -              -
Shares converted from convertible debt                    -              -
                                                   ---------       --------
Total outstanding shares for diluted earnings
     per share computation                            18,853          7,288
                                                   ---------       --------
Diluted earnings per share                         $   (0.72)      $  (0.32)
                                                   =========       ========

7.   Equity Placement:

     In March 2002, the Company completed a private placement of 510 shares of common stock for net proceeds of approximately $2,372. The common stock was sold to several current and new institutional investors, at $4.65 per share. The offering price was a 10 percent discount to the 30-day average price of our common stock prior to the issuance of the new shares. Our common stock is listed on the New York Stock Exchange. The Company intends to file a registration statement with the Securities and Exchange Commission on or before June 5, 2002. The proceeds of the private placement provided additional liquidity to the parent company to meet its current year debt service obligations. The proceeds, together with currently available cash sources, are not sufficient to meet the December 2003 final interest requirement of the debt or to retire the debt upon maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care, Medicare supplement and long-term disability insurance. We experienced significant reductions in new premium sales during 2001 due to the cessation of new business generation in all states and as a result of market concerns regarding our insurance subsidiaries' statutory surplus. Under our Corrective Action Plan, which was approved by the Pennsylvania Insurance Department (the "Department") in February 2002, we recommenced sales in certain states, but intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. Our underwriting practices rely upon the base of experience that we have developed in over 29 years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, we have encouraged our customers to purchase both nursing home and home health care coverage, thus providing our policyholders with enhanced protection and broadening our policy base.

     Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported losses, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. For a description of current regulatory matters affecting our insurance subsidiaries, see "Liquidity and Capital Resources" and "Subsidiary Operations."

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

     We also maintain reserves for policies that are not currently on claim based upon actuarial expectations that a policy may go on claim in the future. These reserves are calculated based on factors that include estimates for mortality, morbidity, interest rates, premium rate increases and persistency. Factor components generally include assumptions that are consistent with both our experience and industry practices.

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

     Investment income. Our investment portfolio consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the duration of our investments (approximately 5.0 years), investment income does not immediately reflect changes in market interest rates.

     Experience account. In February, 2002, and in connection with our December 31, 2001 reinsurance agreement, we transferred substantially all of our investment portfolio to our reinsurer. The reinsurer will maintain a notional experience account for our benefit that includes the initial premium paid, all future cash flows from the reinsured business and accumulated investment earnings. The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our reserve liabilities. Periodic changes in the market values of the benchmark indices and derivative hedges are recorded in our financial statements as investment gains or losses in the period in which they occur. As a result, our future financial statements are subject to significant volatility.

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

     Lapsation and persistency can both positively and adversely impact future earnings. Reduced lapses and higher persistency generally result in higher renewal premiums and lower amortization of deferred acquisition costs, but may lead to increased claims in future periods. Higher lapsation can result in reduced premium collection, a greater percentage of higher-risk policyholders, and accelerated expensing of deferred acquisition costs. However, higher lapsation may lead to decreased claims in future periods.

Results of Operations

Three Months Ended March 31, 2002 and 2001
(amounts in thousands, except per share data)

Premiums. Total premium revenue earned in the three month period ended March 31, 2002 (the "2002 quarter"), including long-term care, disability, life and Medicare supplement, decreased 12.3% to $84,236, compared to $96,019 in the same period in 2001 (the "2001 quarter").

     Total first year premium earned in the 2002 quarter decreased 88.6% to $2,275, compared to $19,910 in the 2001 quarter. First year long-term care premiums earned in the 2002 quarter decreased 89.4% to $2,037, compared to $19,225 in the 2001 quarter. We experienced significant reductions in new premium sales due to the cessation of new business generation in all states and as a result of market concerns regarding our insurance subsidiaries' statutory surplus. As a result, expect to experience similar declines in future quarters compared to comparable prior periods. Under our Corrective Action Plan (the "Plan"), which was approved by the Pennsylvania Insurance Department (the "Department") in the 2002 quarter, we recommenced sales in certain states, but intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. See "Liquidity and Capital Resources."

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

     Total renewal premiums earned in the 2002 quarter increased 7.7% to $81,961, compared to $76,108 in the 2001 quarter. Renewal long-term care premiums earned in the 2002 quarter increased 9.8% to $79,276, compared to $72,176 in the 2001 quarter. This increase reflects renewals of a larger base of in-force policies. We may experience reduced renewal premiums in the future if policies lapse, especially given our recent premium rate increases that are anticipated to cause additional policy lapses. Current declines in first year premiums, as discussed above, will negatively impact future renewal premium growth.

Net Investment Income. Net investment income earned for the 2002 quarter decreased 89.7% to $692, from $6,725 for the 2001 quarter. This decline resulted from the transfer of substantially all of our invested assets to our reinsurer as initial premium ceded for our reinsurance agreement, which was effective December 31, 2001. See "Liquidity and Capital Resources." Our average yield on invested assets at cost, including cash and cash equivalents, was 6.51% and 5.40%, respectively, in the 2002 and 2001 quarters. The higher yield in the 2002 period resulted from having investments only in higher yielding bonds, rather than in common stocks as were present in the 2001 quarter.

Net Realized Capital Gains and Trading Account Activity. During the 2002 quarter, we recognized capital gains of $14,523, compared to capital losses of $1,566 in the 2001 quarter. The gains recognized in the 2002 quarter resulted from the transfer of substantially all of our invested assets to our reinsurer. The results in the 2001 quarter were recorded as a result of our normal investment management operations.

     During the 2001 quarter, we classified our convertible bond portfolio as trading account investments. Changes in trading account investment market values were recorded in our statement of operations during the period in which the change occurred, rather than as an unrealized gain or loss recorded directly through equity. As a result, we recorded a trading account loss in the 2001 quarter of $1,723, which reflected the unrealized and realized loss of our convertible portfolio that arose during that quarter. No investments were classified as trading during the 2002 quarter.

Investment credit on experience account. In connection with our December 31, 2001 reinsurance agreement, we recorded an investment loss of $17,110 on the experience account maintained by the reinsurer. The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our reserve liabilities. Periodic changes in the market values of the benchmark indices and derivative hedges are recorded in our financial statements as investment gains or losses in the period in which they occur. As a result, our future financial statements are subject to significant volatility.

Other Income. We recorded $2,770 in other income during the 2002 quarter, up from $2,400 in the 2001 quarter. The increase is attributable primarily to an increase in commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers and to income generated from our ownership of corporate owned life insurance policies.

Benefits to policyholders. Total benefits to policyholders in the 2002 quarter increased 11.2% to $80,187, compared to $72,137 in the 2001 quarter. Our loss ratio, or policyholder benefits to premiums, was 95.2% in the 2002 quarter, compared to 75.1% in the 2001 quarter.

     During the 2002 quarter, we increased our policy reserves by approximately $16,500 above the levels that we would have normally anticipated. This increase in reserves resulted from the following:

     (1) We establish reserves utilizing expectations for future events, including anticipated lapses. We generally assume that those policies expected to lapse are representative of the total in-force policy base and that we will thereby maintain a similar composition of in-force policies in future periods. During the 2002 quarter, we experienced shifts in the general composition of our policyholder base that caused us to hold an additional $11,000 in policy reserves at March 31, 2002, compared to our expectations. We have determined that the composition of policyholders at March 31, 2002 differed from the mix at December 31, 2001. This shift resulted in a higher than expected number of policies with features that require additional reserves to be held for future benefits, including more policies with inflation protection, more skilled facility care policies and reduced elimination periods. This change in the composition of our policies occurred as a result of higher lapses of policies without these features rather than as a result of new sales.

     (2) Also, policy persistency, or the retention of renewing policies, also increased by 0.3% during the 2002 quarter, which generated additional policy reserves of approximately $5,500. This increase was only partially offset by higher premium revenue and lower amortization of deferred policy acquisition costs.

     Historically, more new claims are reported during the first quarter than in later quarters. We refer to this as seasonality. As a result, this seasonality generates higher incurred claim ratios in the first quarter than in subsequent quarters. In the 2002 quarter, management estimates that approximately $5,000 in higher incurred claims resulted from this seasonality of reported claims. While the number of newly reported claims exceeded our "non-seasonally" adjusted expectations in the 2002 quarter, our paid loss ratio of 48% was as we expected.

     Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. During the third quarter 2001, we filed for premium rate increases on the majority of our policy forms. These rate increases were sought as a result of higher claims expectations and policyholder persistency than existed at the time of the original form filings. The assumptions used in requesting and supporting the premium rate increase filings are consistent with those incorporated in our newest policy form offerings. We have currently received approval for approximately 85% of the rate increases requested. We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining rate increases when deemed necessary, or if we do not pursue rate increases when actual claims experience exceeds our expectations, we would suffer a financial loss.

Commissions. Commissions to agents decreased 48.7% to $12,830 in the 2002 quarter, compared to $24,988 in the 2001 quarter.

     First year commissions on accident and health business in the 2002 quarter decreased 88.7% to $1,456, compared to $12,889 in the 2001 quarter, due to the decrease in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 64.0% in the 2002 quarter and 65.6% in the 2001 quarter. We believe that the decrease in the first year commission ratio is primarily attributable to the increased sale of our Secured Risk policy, which pays a lower, limited commission. Our Secured Risk policy provides limited benefits to higher risk policyholders at a substantially increased premium rate. We believe that we are likely to experience an increase in the sale of these policies while we reenter sales in many states as a result of our lower financial ratings.

     Renewal commissions on accident and health business in the 2002 quarter decreased 2.1% to $12,248, compared to $12,515 in the 2001 quarter, due to the decrease in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 15.1% in the 2002 quarter and 16.9% in the 2001 quarter. This ratio reflects the sale of more Secured Risk and Medicare Supplement policies in the 2001 quarter, which pay no or reduced renewal commissions.

     During the 2002 quarter, we reduced commission expense by netting $780 from override commissions affiliated insurers paid to our agency subsidiaries. During the 2001 quarter, we reduced commissions by $992.

Net policy acquisition costs deferred. The net deferred policy acquisition costs in the 2002 quarter decreased to $3,326, compared to $5,397 in the 2001 quarter.

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

     The net amortization of deferred policy acquisition costs is effected by new business generation, imputed interest on prior reserves and policy persistency. During the 2002 quarter, higher policy persistency (as noted under "Premiums") than was anticipated at December 31, 2001, resulted in reduced amortization of deferred policy acquisition costs. The deferral of costs and the imputed interest exceeded the amortization of deferred policy acquisition costs for the period, resulting in a net increase in deferred policy acquisition costs, and a related income statement benefit of approximately $3,000.

     The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. Lower new premium sales during the 2001 quarter produced significantly less expense deferral to offset amortized costs.

General and administrative expenses. General and administrative expenses in the 2002 quarter decreased 15.2% to $10,712, compared to $12,634 in the 2001 quarter. The 2002 and 2001 quarters include $1,657 and $1,626, respectively of general and administrative expenses related to United Insurance Group expense. The ratio of total general and administrative expenses to premium revenues, excluding United Insurance Group, was 11.0% in the 2002 quarter, compared to 11.5% in the 2001 quarter.

     Expenses have declined as a result of reduced new premium sales and management initiatives to reduce operating expenses. However, we believe that if we remain unable to write new business in certain states where we have ceased new production, or if we are unable to utilize our existing staff and infrastructure capacity to generate additional premiums, we will need to decrease production expenses further.

Expense and risk charges on reinsurance and excise tax expense. Our reinsurance agreement provides the reinsurer with annual expense and risk charges, which are charged against our experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2002 quarter, we accrued $3,577 for this charge. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer. We recorded $581 for excise tax expenses in the 2002 quarter.

Provision for federal income taxes. Our benefit for federal income taxes for the 2002 quarter increased 683.5% to $7,020, compared to an income tax benefit of $1,203 for the 2001 quarter. The effective tax rate of 34% in the 2002 and 2001 quarters is below the normal federal corporate rate as a result of anticipated credits from our investments in corporate owned life insurance that are partially offset by non-deductible goodwill amortization and other non-deductible expenses.

Comprehensive income. During the 2002 quarter, our investment portfolio generated pre-tax unrealized losses of $634, compared to unrealized gains of $5,139 in the 2001 quarter. After accounting for deferred taxes from these losses and gains, shareholders' equity decreased by $23,629 from comprehensive losses during the 2002 quarter, compared to comprehensive income of $3,227 in the 2001 quarter.

Liquidity and Capital Resources

     Our consolidated liquidity requirements have historically been created and met from the operations of our insurance subsidiaries, from our agency subsidiaries and from funds raised in the capital markets. Our primary sources of cash are premiums, investment income and maturities of investments. We have obtained, and may in the future obtain, cash through public and private offerings of our common stock, the exercise of stock options and warrants, other capital markets activities or debt instruments. Our primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

     In the 2002 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash decreased $87,689 in the 2002 period primarily due to payments made to our reinsurer and from the purchase of $12,908 in bonds and equity securities. Cash was provided primarily from the maturity and sale of $478,795 in bonds and equity securities. These sources of funds were supplemented by $13,797 from operations. The major provider of cash from operations was premium and investment income received.

     Our cash decreased $35,855 in the 2001 period primarily due to the purchase of $94,766 in bonds and equity securities. Cash was provided primarily from the maturity and sale of $29,778 in bonds and equity securities. These sources of funds were supplemented by $32,256 from operations. The major provider of cash from operations was premium revenue used to fund reserve additions of $36,215.

     We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. As of March 31, 2002, shareholders' equity was increased by $578 due to unrealized gains of $875 in the investment portfolio. As of December 31, 2001, shareholders' equity was increased by $10,581 due to unrealized gains of $16,032 in the investment portfolio.

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

     Our subsidiaries are required to hold statutory surplus that is, at a minimum, above a calculated mandatory control level at which the Pennsylvania Insurance Department (the "Department") would be required to place our subsidiaries under regulatory control, leading to rehabilitation or liquidation. Insurers are obligated to hold additional statutory surplus above the mandatory control level. At December 31, 2000, our primary insurance subsidiary, representing 94% of our direct premium, had Total Adjusted Capital at the Regulatory Action level. As a result, it was required to file a Corrective Action Plan (the "Plan") with the insurance commissioner.

     On February 12, 2002, the Department approved the Plan. As a primary component of the Plan, effective December 31, 2001, we entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of our respective long-term care insurance policies then in-force. The agreement is subject to certain coverage limitations, including an aggregate limit of liability that is a function of certain factors and that may be reduced in the event that the rate increases that the reinsurance agreement may require are not obtained. The agreement meets the requirements to qualify as reinsurance for statutory accounting, but not for generally accepted accounting principles.

     The initial premium of the treaties was approximately $619,000, comprised of $563,000 of cash and qualified securities transferred in February 2002, and $56,000 as funds held due to the reinsurer. The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, is credited to a notional experience account, which is held for our benefit in the event of commutation and recapture on or after December 31, 2007. The notional experience account balance receives an investment credit based upon the total return from a series of benchmark indices and derivative hedges that are intended to match the duration of our reserve liability.

     The agreement contains commutation provisions and allows us to recapture the reserve liabilities and the current experience account balance as of December 31, 2007 or on December 31 of any year thereafter. If we choose not to or are unable to commute the agreement as planned, our financial results would likely suffer a materially adverse impact due to an escalation of the charges paid to the reinsurer. Additionally, our reinsurance provisions contain significant covenants and conditions that, if breached, could result in a significant loss, requiring a payment of $2.5 million per quarter from the period of the breach through December 31, 2007. Any breach of the reinsurance agreement may also result in the immediate recapture of the reinsured business, which would have a negative on our subsidiaries' statutory surplus. Management has completed an assessment of its ability to avoid any breach through 2002 and believes that the insurance subsidiaries will remain compliant. In addition, the reinsurer has been granted warrants to acquire convertible preferred stock in the event we do not commute the agreements that, if converted, would represent an additional 20 percent of the common stock then outstanding.

     The Plan requires our subsidiary to comply with certain other agreements at the direction of the Department, including, but not limited to:

o    New investments are limited to NAIC 1 or 2 rated securities.

o    Affiliated transactions are limited and require Department approval.

o An agreement to increase statutory reserves; the reinsurance agreement has provided the capacity to accommodate this increase and will provide an additional $80,000 throughout 2002-2004, such that the our insurance subsidaries' policy reserves will be based on new, current claims assumptions and will not include any rate increases. These claim assumptions are applied to all policies, regardless of issue year and are assumed to have been present since the policy was first issued.

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

     We are unlikely in the foreseeable future to be able to make dividend payments from our two largest insurance subsidiaries. Additionally, the Plan requires the Department to approve all dividend requests, regardless of statutory allowances. However, our New York subsidiary is not subject to the Plan and was permitted by New York statute to make a dividend payment following December 31, 2001. During the 2002 quarter, we received a dividend from our New York subsidiary of $651.

     Our subsidiaries' debt currently consists primarily of a mortgage note in the amount of approximately $1,560 that was issued by a former subsidiary and assumed by us when that subsidiary was sold. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in December 2003. Although the note carries a variable interest rate, we have entered into an amortizing swap agreement with the same bank with a nominal amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest of 6.85%.

Parent Company Operations

     Our parent company is a non-insurer that directly controls 100% of the voting stock of our insurance subsidiaries. If we are unable to meet our financial obligations, become insolvent or discontinue operations, the financial condition and results of operations of our insurance subsidiaries could be materially affected.

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

     Parent company debt currently consists of $74,750 of 6.25% Convertible Subordinated Notes due 2003. The convertible subordinated notes, issued in November 1996, are convertible into common stock at $28.44 per share until maturity in December 2003. At maturity, to the extent that the convertible subordinated notes have not been converted into common stock, we will have to repay their entire principal amount in cash. The convertible subordinated notes carry a fixed interest coupon of 6.25%, payable semi-annually. Because we do not have sufficient cash flow to retire the debt upon maturity, and the conversion price of $28.44 per share is not likely to be met, we expect that we will need to refinance our 6.25% Convertible Subordinate Notes on or before maturity in 2003. The terms of any such refinancing are not yet known, or if refinancing is achievable. We cannot give assurance that these terms will not be materially adverse to our existing shareholders' interests.

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

     At March 31, 2002, our total debt and financing obligations through 2006 are as follows:
                                                                    Lease
                             Debt             Commitments           Total
                             ----             -----------           -----
2002                      $     -              $    325           $    325
2003                         76,212                 344             76,556
2004                            -                   252                252
2005                            -                    18                 18
2006                            -                    18                 18
                          ---------            --------           --------
   Total                  $ 76,212             $    957           $ 77,169
                          =========            ========           ========

     Amounts subsequent to 2006 are immaterial.

     In December 1999, we contributed $1,000 to initially capitalize another subsidiary, which concurrently lent us $750 in exchange for a demand note, which is still outstanding.

     As part of our reinsurance agreement, effective December 31, 2001, the reinsurer was granted four tranches of warrants to purchase non-voting shares of convertible preferred stock. The first three tranches of convertible preferred stock are exercisable through December 31, 2007 at common stock equivalent prices ranging from $4.00 to $12.00 per share if converted. If exercised for cash, at the reinsurer's option, the warrants could yield additional capital and liquidity of approximately $20,000 and would represent, if converted, approximately 15% of the outstanding shares of our common stock. If the agreement is not commuted on or after December 31, 2007, the reinsurer may exercise the fourth tranche of warrants for common stock equivalent prices of $2.00 per share if converted, potentially generating additional capital of $12,000 and representing an additional 20% of the then outstanding common stock. No assurance can be given that the reinsurer will exercise any or all of the warrants granted or that it will pay cash in connection with their exercise.

     Cash flow needs of the parent company primarily include interest payments on outstanding debt and limited operating expenses. The funding is primarily derived from the operating cash flow of our agency subsidiary operations and dividends from the insurance subsidiaries. However, as noted above, the dividend capabilities of the insurance subsidiaries are limited and the only insurance company that can pay dividends is American Independent Network Insurance Company of New York. While we intend to sell this insurance subsidiary in order to generate additional parent company liquidity, we cannot assure that this will be accomplished during 2002. In the event the sale is not completed, we may need to rely upon the dividend capabilities of our agency subsidiaries to meet current liquidity needs. These sources of funds, however, are expected to be insufficient to meet our future needs beyond June 30, 2003, including the repayment of $74,750 million of long-term debt in December 2003.

     In March 2002, we completed a private placement of 510 shares of common stock for net proceeds of approximately $2,400. The common stock was sold to several current and new institutional investors, at $4.65 per share. The offering price was a 10 percent discount to the 30-day average price of our common stock prior to the issuance of the new shares. Our common stock is listed on the New York Stock Exchange. We have agreed to file a registration statement with the Securities and Exchange Commission on or before June 5, 2002 to register these shares for resale. The proceeds of the private placement provided sufficient additional liquidity to the parent company to meet our debt obligations prior to the maturity of the convertible debt in 2003. The proceeds, together with currently available cash sources, are not sufficient to meet the December 2003 final interest requirement of the debt or to retire the debt upon maturity.

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

     SFAS No. 142, "Goodwill and Other Intangible Assets," primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. We adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill at that time. All goodwill recognized in our consolidated balance sheet at January 1, 2002 has been assigned to one or more reporting units. Goodwill in each reporting unit will be tested for impairment by June 30, 2002. An impairment loss recognized as a result of a transitional impairment test of goodwill, if necessary, will be reported as the cumulative effect of a change in accounting principle.

     Management has completed an assessment of other intangible assets and as determined to continue to amortize these assets so as to closely match the future profit emergence from these assets.

     Our book value is currently in excess of our market value, which will require an analysis of the goodwill at the reporting unit level. We have not yet completed this analysis to determine the extent of impairment, if any.

Forward Looking Statements

     Certain statements made by the Company may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, the Company's new reinsurance agreement is subject to certain coverage limitations including an aggregate limit of liability, which is a function of certain factors and which may be reduced as a result of our inability to obtain certain rate increases, the ability to file and make effective a registration statement for its newly issued, privately placed shares, whether its Corrective Action Plan will be accepted and approved by state insurance regulators in addition to the Pennsylvania Department of Insurance, the Company's ability to meet its future risk-based capital goals, the adverse financial impact of suspending new business sales, the Company's ability to raise adequate capital to meet the requirements of anticipated growth and the cost associated with recommencing new business sales, liquidity needs and debt obligations, the possible sale of certain product lines and its New York subsidiary, the adequacy of the Company's loss reserves and the recoverability of its unamortized deferred policy acquisition cost asset, the Company's ability to sell insurance products in certain states, to resume generating new business in all states and to succeed in obtaining necessary rate increases, the Company's ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of the Company's capital and surplus levels, the ability of senior citizens to purchase the Company's products in light of the increasing costs of health care, the ability of the Company to retain its current policyholder base, the ability of the Company to defend itself against adverse litigation, and the Company's ability to recapture, expand and retain its network of productive independent agents, For additional information, please refer to the Company's reports filed with the Securities and Exchange Commission.

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

     As part of our reinsurance transaction, our reinsurer will maintain a notional experience account for our benefit that includes the initial premium paid, all future cash flows from the reinsured business and accumulated investment earnings. The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our reserve liabilities. Periodic changes in the market values of the benchmark indices and derivative hedges are recorded in our financial statements as investment gains or losses in the period in which they occur. As a result, our future financial statements are subject to significant volatility.

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

     We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 84.5% of total liabilities and reinsurance receivables on unpaid losses represent 3.0% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of March 31, 2002, including the value of our experience account, but excluding insurance liabilities and other reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

     If interest rates had increased by 100 basis points, there would have been an approximate $31,981,000 decrease in the net fair value of our financial instruments. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at March 31, 2002 would have resulted in an approximate $60,471,000 decrease in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been an approximate $35,932,000 and $76,339,000 net increase, respectively, in the net fair value of our financial instruments.

     We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict their possible impact to our investment income from the hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of March 31, 2002.


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

          Not Applicable

Item 5.  Other Information

          Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

          Reports on Form 8-K:

          February 21, 2002 - Reinsurance Agreement with Centre Solutions (Bermuda) Limited.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PENN TREATY AMERICAN CORPORATION
                                            --------------------------------
                                            Registrant


Date:   May 15, 2002                        /s/ Irving Levit
        ------------                        ------------------------------------
                                                Irving Levit
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Date:   May 15, 2002                        /s/ Cameron B. Waite
        ------------                        ------------------------------------
                                                Cameron B. Waite
                                                Chief Financial Officer