Form 10-Q
period 2002-06-30
PENN TREATY AMERICAN CORP
filed 2002-08-14
CIK 814181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of August 12, 2002 was 19,907,737.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Penn Treaty American Corporation is one of the leading providers of long-term nursing home and home health care insurance. Our Unaudited Consolidated Balance Sheets, Statements of Operations and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 12 of this report, respectively. Our financial statements represent the consolidation of our operations and those of our subsidiaries: Penn Treaty Network America Insurance Company ("PTNA"), American Network Insurance Company ("American Network"), American Independent Network Insurance Company of New York ("American Independent") and Penn Treaty (Bermuda) Ltd. ("Penn Treaty (Bermuda)") (collectively, the "Insurers") and United Insurance Group Agency, Inc. ("UIG"), Network Insurance Senior Health Division ("NISHD") and Senior Financial Consultants (collectively, the "Agencies"), which are underwriters and marketers of long-term care insurance, disability and other senior-market products. PTNA is also an underwriter of life insurance products.

                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (amounts in thousands)
                                                                                   June 30,                December 31,
                                                                                     2002                      2001
                                                                                     ----                      ----
                                                                                  (unaudited)
                                   ASSETS
Investments:
  Bonds, available for sale at market (cost of $24,511 and $463,618, respectively)  $   25,437               $  478,608
  Equity securities at market value (cost of $0 and $8,760, respectively)                    -                    9,802
  Policy loans                                                                             209                      181
                                                                                    ----------               ----------
Total investments                                                                       25,646                  488,591
Cash and cash equivalents                                                               24,750                  114,600
Property and equipment, at cost, less accumulated depreciation of
  $7,444 and $6,594, respectively                                                       12,483                   12,783
Unamortized deferred policy acquisition costs                                          175,601                  180,052
Receivables from agents, less allowance for
  uncollectable amounts of $199                                                          1,328                    2,190
Accrued investment income                                                                  377                    7,907
Federal income tax recoverable                                                           3,706                    4,406
Goodwill                                                                                20,620                   25,771
Present value of future profits acquired                                                 1,729                    1,937
Receivable from reinsurers                                                              22,017                   25,594
Corporate owned life insurance                                                          56,221                   54,478
Experience account due from reinsurer                                                  594,449                        -
Other assets                                                                            21,533                   22,058
                                                                                    ----------               ----------
    Total assets                                                                    $  960,460               $  940,367
                                                                                    ==========               ==========
                                LIABILITIES
Policy reserves:
  Accident and health                                                               $  416,936               $  382,660
  Life                                                                                  13,142                   13,386
Policy and contract claims                                                             232,459                  214,466
Accounts payable and other liabilities                                                  11,561                   19,422
Long-term debt                                                                          76,288                   79,190
Deferred income taxes                                                                   32,137                   38,447
                                                                                    ----------               ----------
    Total liabilities                                                                  782,523                  747,571
                                                                                    ----------               ----------
Commitments and contingencies                                                                -                        -

                            SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding                  -                        -
Common stock, par value $.10; 40,000 shares authorized,
    20,261 and 19,749 shares issued                                                      2,026                    1,975
Additional paid-in capital                                                              96,739                   94,802
Accumulated other comprehensive income                                                     596                   10,583
Retained earnings                                                                       85,281                   92,141
                                                                                    ----------               ----------
                                                                                       184,642                  199,501
Less 915 common shares held in treasury, at cost                                        (6,705)                  (6,705)
                                                                                    ----------               ----------
                                                                                       177,937                  192,796
                                                                                    ----------               ----------
    Total liabilities and shareholders' equity                                      $  960,460               $  940,367
                                                                                    ==========               ==========

        See accompanying notes to consolidated financial statements.


                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                                   (unaudited)
                  (amounts in thousands, except per share data)

                                                                Three Months Ended June 30,       Six Months Ended June 30,
                                                                ---------------------------       -------------------------
                                                                     2002           2001            2002           2001
                                                                     ----           ----            ----           ----
Revenues:
   Premium revenue                                                  $ 83,906      $ 90,039        $168,142      $186,058
   Net investment income                                              10,172         7,185          19,707        13,910
   Net realized capital gains (losses)                                    41           712          14,564          (854)
   Trading account gain (loss)                                             -           399               -        (1,324)
   Market gain (loss) on experience account                           17,299             -          (8,654)            -
   Other income                                                        5,044         2,365           7,814         4,765
                                                                    --------      --------        --------      --------
                                                                     116,462       100,700         201,573       202,555
                                                                    --------      --------        --------      --------
 Benefits and expenses:
   Benefits to policyholders                                          62,515        60,235         142,702       132,372
   Commissions                                                        11,677        20,836          24,507        45,824
   Net policy acquisition costs amortized (deferred)                   7,777         1,750           4,451        (3,647)
   General and administrative expense                                 10,873        12,957          21,585        25,591
   Expense and risk charges on reinsurance                             3,577             -           7,154             -
   Claim litigation costs                                                  -             -               -          (250)
   Excise tax expense                                                    792             -           1,373             -
   Interest expense                                                    1,194         1,240           2,390         2,522
                                                                    --------      --------        --------      --------
                                                                      98,405        97,018         204,162       202,412
                                                                    --------      --------        --------      --------

  Gain (loss) before federal income taxes and cumulative
     effect of accounting change                                      18,057         3,682          (2,589)          143
  Federal income tax provision (benefit)                               6,139         1,252            (880)           49
                                                                    --------      --------        --------      --------
  Net income (loss) before cumulative effect of
     accounting change                                                11,918         2,430          (1,709)           94
  Cumulative effect of change in accounting principle                      -             -          (5,151)            -
                                                                    --------      --------        --------      --------
  Net income (loss)                                                   11,918         2,430          (6,860)           94
                                                                    --------      --------        --------      --------
  Other comprehensive income:
     Unrealized holding gain (loss) arising during period                 92        (3,961)           (542)        1,180
     Income tax (provision) benefit from unrealized holdings             (31)        1,386             184          (412)
     Reclassification of (gain) loss included in net loss                (41)       (1,111)        (14,564)        2,178
     Income tax benefit (provision) from reclassification adjustment      14           378           4,952          (760)
                                                                    --------      --------        --------      --------

     Comprehensive income (loss)                                    $ 11,952      $   (878)       $(16,830)     $  2,280
                                                                    ========      =========       =========     =========

 Basic earnings per share from net income (loss) before
     cumulative effect of accounting change                         $   0.62      $   0.20        $  (0.09)     $   0.01
  Basic earnings per share from net income (loss)                   $   0.62      $   0.20        $  (0.36)     $   0.01

 Diluted earnings per share from net income (loss) before
     cumulative effect of accounting change                         $   0.57      $   0.20        $  (0.09)     $   0.01
 Diluted earnings per share from net income (loss)                  $   0.57      $   0.20        $  (0.36)     $   0.01

 Weighted average number of shares outstanding                        19,349        11,857          19,102         9,585
 Weighted average number of shares outstanding (diluted)              22,372        11,857          19,102         9,594

      See accompanying notes to consolidated financial statements.


                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        for the Six Months Ended June 30,
                                   (unaudited)
                             (amounts in thousands)
                                                                   2002             2001
                                                                   ----             ----
Cash flow from operating activities:
  Net (loss) income                                             $ (6,860)        $     94
  Adjustments to reconcile net (loss) income to cash
    provided by operations:
    Amortization of intangible assets                                388              945
    Cumulative effect of accounting change                         5,151                -
    Amortization of deferred reinsurance premium                   1,320                -
    Policy acquisition costs, net                                  4,451           (3,647)
    Deferred income taxes                                         (1,165)              25
    Depreciation expense                                             850              632
    Net realized capital (gains) losses                          (14,564)             854
    Trading account loss                                               -            1,324
    Net proceeds from purchase and sales of trading securities         -             (707)
  Increase (decrease) due to change in:
    Receivables from agents                                          862              756
    Receivable from reinsurers                                     3,577             (959)
    Experience account due from reinsurer                        (30,920)               -
    Policy and contract claims                                    17,993           37,178
    Policy reserves                                               34,032           15,415
    Accounts payable and other liabilities                        (7,861)             197
    Federal income taxes recoverable                                 700               36
    Accrued investment income                                      7,530           (1,735)
    Other, net                                                    (1,370)           1,292
                                                                --------          -------
      Cash provided by operations                                 14,114           51,701

Cash flow from investing activities:
  Proceeds from sales of bonds                                   469,473           34,358
  Proceeds from sales of equity securities                         9,547            4,728
  Proceeds from maturities of bonds                                3,572            8,408
  Purchase of bonds                                              (20,164)        (175,104)
  Purchase of equity securities                                      (20)          (8,151)
  Increase in corporate owned life insurance                      (1,743)               -
  Initial premium for experience account                        (563,529)               -
  Acquisition of property and equipment                             (550)          (1,128)
                                                                --------          -------
      Cash used in investing                                    (103,414)        (136,889)

Cash flow from financing activities:
  Proceeds from exercise of stock options                              -               12
  Proceeds from stock offering                                     2,352           25,726
  Repayments of long-term debt                                    (2,902)          (2,737)
                                                                --------          -------
      Cash (used in) provided by financing                          (550)          23,001
                                                                --------          -------
Decrease in cash and cash equivalents                            (89,850)         (62,187)
Cash balances:
  Beginning of period                                            114,600          116,596
                                                                --------         --------
  End of period                                                 $ 24,750         $ 54,409
                                                                ========         ========

              See accompanying notes to consolidated financial statements.


PENN TREATY AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(unaudited)
(amounts in thousands, except per share data)

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

1.   Regulatory Developments:

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

     On February 12, 2002, the Department approved the Plan. It requires the Company's Pennsylvania insurance subsidiaries to comply with certain agreements at the direction of the Department, including, but not limited to:

o The entrance into the reinsurance agreement for substantially all of its existing business at December 31, 2001. (See Note 2)

o New investments are limited to those rated by the National Association of Insurance Commissioners ("NAIC") as 1 or 2.

o    Affiliated transactions are limited and require Department approval.

o An agreement to increase statutory reserves; the reinsurance agreement has provided the capacity to accommodate this increase and will provide an additional $65,000 throughout 2002-2004, such that the Insurers' policy reserves will be based on new, current claims assumptions and will not include any rate increases. These claim assumptions are applied to all policies, regardless of issue year and are assumed to have been present since the policy was first issued.

     As a result of their statutory capital positions and pending the formulation and approval of the Plan, the Company's Pennsylvania insurance subsidiaries ceased new sales during 2001. Upon the approval by the Department of the Plan, the Company recommenced new sales in 23 states. The Company has since recommenced sales in four additional states, including its announced addition of Florida in July 2002, which has historically represented approximately 25% of the Company's new business sales.

2.   Reinsurance Agreements:

     As a primary component of the Plan, effective December 31, 2001, the Company entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of its respective long-term care insurance policies then in-force. The agreement was entered with Centre Solutions (Bermuda) Limited. The agreement is subject to certain coverage limitations, including an aggregate limit of liability that is a function of certain factors and that may be reduced in the event that rate increases are not obtained. The agreement meets the requirements to qualify as reinsurance for statutory accounting, but not for generally accepted accounting principles.

     The initial premium of the reinsurance treaty resulted in the transfer of approximately $563,000 in cash and marketable securities during February 2002, and $56,000 as funds held due to the reinsurer. The initial premium and future cash flows of the reinsured policies, less claims payments, ceding commissions and risk charges, is credited to a notional experience account, which is held for the Company's benefit in the event of commutation and recapture following December 31, 2007. The reinsurer provides the Company with an experience account investment credit equal to the total return of a series of benchmark indices and hedges, which are designed to closely match the duration of the Company's claims liabilities. The Company is accounting for the experience account investment credit in accordance with FASB No. 133 and has determined to bi-furcate the total return into two components:

     1. the investment income component, or an embedded derivative debt host with a yield that is represented by the current yield to maturity of the underlying benchmark indices, and

     2. a change in market value component, which reflects the effect of a change in current interest rates, as determined by the current market value of the underlying indices. As a result, the Company's future financial statements are subject to significant volatility.

     During the period ending June 30, 2002, the Company recorded $9,750 in net investment income from the debt host and a market loss of $8,654.

     The reinsurance agreement contains commutation provisions and allows the Company to recapture the reserve liabilities and the current experience account balance as of December 31, 2007, or on December 31 of any year thereafter. The Company intends to commute the agreement on December 31, 2007; therefore, it is accounting for the reinsurance agreement in anticipation of this commutation. In the event the Company does not commute the agreement on December 31, 2007, it will be subject to escalating expenses. Additionally, the reinsurance provisions contain covenants and conditions that, if breached, may result in the immediate commutation of the agreement and the payment of $2,500 per quarter from the period of the breach through December 31, 2007. These covenants include, but are not limited to, covenants relating to material breaches and insolvency.

     As part of the agreement, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants to purchase are exercisable through December 31, 2007 at common stock equivalent prices ranging from $4.00 to $12.00 per share, if converted. The reinsurer, at its sole discretion, may execute a cash exercise or a cashless exercise. If exercised for cash, at the reinsurer's option, the warrants could yield additional capital and liquidity of approximately $20,000 and, if converted, would represent ownership of approximately 15% of the outstanding shares of our common stock. If the agreement is not commuted following December 31, 2007, the reinsurer may exercise the fourth tranche of convertible preferred stock purchase warrants at a common stock equivalent price of $2.00 per share. If converted, the convertible preferred stock potentially generates additional capital of $12,000 and would represent an additional 20% of the then outstanding common stock. The reinsurer is under no obligation to exercise any of the warrants.

     The warrants are part of the consideration for the reinsurance contract and are recognized as premium expense over the anticipated life of the contract. The warrants were valued at the issuance date using a Black-Scholes model with the following assumptions: 6.0 years expected life, volatility of 70.9% and a risk free rate of 4.74%. The $15,855 value of the warrants was recorded as a deferred premium as of December 31, 2001. $1,320 of the deferred premium was amortized to expense during the six months ended June 30, 2002.

     The agreement also granted the reinsurer an option to participate in reinsuring new business sales up to 50% on a quota share basis. In August 2002, the Company announced that the reinsurer had exercised its option to reinsure a portion of future sales. Final terms are still pending.

3.   Contingencies:

     The Company and certain of its key executive officers are defendants in consolidated actions that were instituted on April 17, 2001 in the United States District Court for the Eastern District of Pennsylvania by shareholders of the Company, on their own behalf and on behalf of a putative class of similarly situated shareholders who purchased shares of the Company's common stock from July 23, 2000 through and including March 29, 2001. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as a result of misstatements and omissions allegedly contained in the Company's periodic reports filed with the SEC, certain press releases issued by the Company, and in other statements made by its officials. The alleged misstatements and omissions relate, among other matters, to the statutory capital and surplus position of the Company's largest subsidiary, PTNA. On December 7, 2001, the defendants filed a motion to dismiss the complaint, which has been denied. The Company believes that the complaint is without merit, and it and its executives will continue to vigorously defend the matter.

4.   Investments:

     Management has categorized all of its investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of June 30, 2002, shareholders' equity was increased by $611 due to unrealized gains of $926 in the investment portfolio. As of December 31, 2001, shareholders' equity was increased by $10,581 due to unrealized gains of $16,032 in the investment portfolio. The amortized cost and estimated market value of the Company's available for sale investment portfolio as of June 30, 2002 and December 31, 2001 are as follows:

                                   June 30, 2002              December 31, 2001
                                   -------------              -----------------
                               Amortized    Estimated       Amortized     Estimated
                                  Cost     Market Value        Cost      Market Value
                                  ----     ------------        ----      ------------
U.S. Treasury securities
  and obligations of U.S.
  Government authorities
  and agencies                  $ 13,451    $ 14,513         $164,712    $172,063

Obligations of states and
  political sub-divisions            --          --               572         612

Mortgage backed securities         1,924       1,970           42,587      43,331

Debt securities issued by
 foreign governments                 206         212           11,954      12,089

Corporate securities               8,930       8,742          243,793     250,513

Equities                             --          --             8,760       9,802

Policy Loans                         209         209              181         181
                                --------    --------         --------    --------

Total Investments               $ 24,720    $ 25,646         $472,559    $488,591
                                ========    ========         ========    ========

Net unrealized gain                  926      16,032
                                --------    --------

                                $ 25,646    $488,591
                                ========    ========


     The majority of the Company's investment portfolio was transferred to the reinsurer as part of the initial premium paid for the Company's December 31, 2001 reinsurance transaction. The reinsurer maintains a notional experience account for the Company's benefit in the event of future commutation of the reinsurance agreement. The Company receives an investment credit equal to the total return of a series of benchmark indices and hedges. The experience account balance at June 30, 2002 was $594,449.

     Pursuant to certain statutory licensing requirements, as of June 30, 2002, the Company had on deposit bonds aggregating $8,637 in Insurance Department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

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

                                                             Three Months Ended June 30,    Six Months Ended June 30,
                                                             ---------------------------    -------------------------
                                                                 2002           2001           2002            2001
                                                                 ----           ----           ----            ----
Net income (loss) before cumulative effect of
     accounting change                                         $ 11,918       $  2,430       $ (1,709)       $     94
Weighted average common shares outstanding                       19,349         11,857         19,102           9,585
                                                               --------       --------       --------        --------
Basic earnings per share from net income (loss) before
     cumulative effect of accounting change                    $   0.62       $   0.20       $  (0.09)       $   0.01
                                                               ========       ========       ========        ========

Net income (loss) before cumulative effect of
     accounting change                                         $ 11,918       $  2,430       $ (1,709)       $     94
Cumulative effect of accounting change                               --             --         (5,151)             --
                                                               --------       --------       --------        --------
Net income (loss)                                              $ 11,918       $  2,430       $ (6,860)       $     94
                                                               ========       ========       ========        ========

Basic earnings per share from net income (loss)                $   0.62       $   0.20       $  (0.36)       $   0.01
                                                               ========       ========       ========        ========

Adjustments net of tax:
     Interest expense on convertible debt                      $    771       $     --       $     --        $     --
     Amortization of debt offering costs                             60             --             --              --
                                                               --------       --------       --------        --------
Diluted net income (loss) before cumulative effect of
     accounting change                                         $ 12,748       $  2,430       $ (1,709)       $     94
                                                               ========       ========       ========        ========
Diluted net income (loss)                                      $ 12,748       $  2,430       $ (6,860)       $     94
                                                               ========       ========       ========        ========

Weighted average common shares outstanding                       19,349         11,857         19,102           9,585
Common stock equivalents due to dilutive
     effect of stock options/warrants                               395             --             --               9
Shares converted from convertible debt                            2,628             --             --              --
                                                               --------       --------       --------        --------
Total outstanding shares for diluted earnings
     per share computation                                       22,372         11,857         19,102           9,594
                                                               --------       --------       --------        --------

Diluted earnings per share from net income (loss) before
     cumulative effect of accounting change                    $   0.57       $   0.20       $  (0.09)       $   0.01
                                                               ========       ========       ========        ========
Diluted earnings per share                                     $   0.57       $   0.20       $  (0.36)       $   0.01
                                                               ========       ========       ========        ========

6.   New Accounting Principles:

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

     SFAS No. 142, "Goodwill and Other Intangible Assets," primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill at that time. During the second quarter 2002, the Company completed an impairment analysis of goodwill, in accordance with FASB No. 142. The Company's goodwill was recorded as a result of the purchase of its agencies and its insurance subsidiaries. As part of its evaluation, the Company completed numerous steps in determining the revocerability of its goodwill. The first required step was the measurement of total enterprise fair value versus book value. Because the Company's fair market value, as measured by its stock price, was below book value at January 1, 2002, goodwill was next evaluated at a reporting unit level, which comprised its insurance agencies and insurance subsidiaries.

     Upon completion of its evaluation, the Company determined that the goodwill associated with the agency purchases was fully recoverable. The deficiency of current market value to book value was assigned to the insurance subsidiary values. As a result, the Company determined that the goodwill associated with its insurance subsidiaries was impaired and recognized an impairment loss of $5,151 from its transitional impairment test of goodwill, which it recorded as a cumulative effect of change in accounting principle. The impairment has been recorded effective January 1, 2002. Management has completed an assessment of other intangible assets and has determined to continue to amortize these assets so as to closely match the future profit emergence from these assets.

     No goodwill was amortized for the six months ended June 30, 2002. For the six months ended June 30, 2001, the Company amortized $646 of goodwill. For comparative purposes, the following table adjusts net income and basic and diluted earnings per share for the second quarter and six months ended June 30, 2001, as if goodwill amortization had ceased at the beginning of 2001.


                                                          Three Months Ended June 30,   Six Months Ended June 30,
                                                         ---------------------------   ----------------------------
                                                            2002           2001           2002            2001
                                                            ----           ----           ----            ----

Reported net income (loss)                             $   11,918       $   2,430       $  (1,709)      $      94
Adjustment for goodwill amortization, net of tax               --             213              --             427
                                                       ----------       ---------       ---------       ---------
   Adjusted net income (loss)                          $   11,918       $   2,643       $  (1,709)      $     521
                                                       ==========       =========       =========       =========

Reported basic earnings per share                      $     0.62       $    0.20       $   (0.09)      $    0.01
Adjustment for goodwill amortization, net of tax               --            0.02              --            0.04
                                                       ----------       ---------       ---------       ---------
   Adjusted basic earnings per share                   $     0.62       $    0.22       $   (0.09)      $    0.05
                                                       ==========       =========       =========       =========

Reported diluted earnings per share                    $     0.57       $    0.20       $   (0.09)      $    0.01
Adjustment for goodwill amortization, net of tax               --            0.02              --            0.04
                                                       ----------       ---------       ---------       ---------
   Adjusted diluted earnings per share                 $     0.57       $    0.22       $   (0.09)      $    0.05
                                                       ==========       =========       =========       =========

7.   Equity Placement:

     In March 2002, the Company completed a private placement of 510 shares of common stock for net proceeds of approximately $2,352. The common stock was sold to several current and new institutional investors, at $4.65 per share. The offering price was a 10 percent discount to the 30-day average price of our common stock prior to the issuance of the new shares. The Company's common stock is listed on the New York Stock Exchange. Pursuant to registration rights granted in the private placement, the Company filed a registration statement registering for resale the shares granted in the private placement. The Securities and Exchange Commission declared the registration statement effective on June 20, 2002. The proceeds of the private placement provided additional liquidity to the parent company to meet its current year debt service obligations. The proceeds, together with currently available cash sources, are not sufficient to meet the December 2003 final interest requirement of the debt or to retire the debt upon maturity.

     In June 2002, the Company completed a private placement of 30 shares of common stock as compensation to its financial advisor in conjunction with the private placement of 510 shares and in consideration of future services. The Company filed the registration statement and it was declared effective by the Securities and Exchange Commission on June 20, 2002.

8.   Subsequent Event:

     On August 7, 2002, the Company announced that its board of directors had authorized an offer of up to $74,750 in aggregate principal amount of 6-1/4% Convertible Subordinated Notes due 2008 in exchange for up to all of its outstanding 6-1/4% Convertible Subordinated Notes due 2003. Under the proposed terms of the exchange, the new notes would have terms similar to the current notes but would mature in October 2008 and would be convertible into shares of the Company's common stock at a conversion price of $5.31. The current notes mature in December 2003 and are convertible into shares of the Company's common stock at a conversion price of $28.44. In addition, beginning in October 2004, the new notes would be mandatorily convertible if, at any time, the 15-day average closing price of the Company's common stock exceeds 110% of the conversion price. The Company expects to make all necessary filings with the Securities and Exchange Commission by August 31, 2002 and to commence the exchange offer as soon as practicable thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care, Medicare supplement and long-term disability insurance. We experienced significant reductions in new premium sales during 2001 due to the cessation of new business generation in all states and as a result of market concerns regarding our insurance subsidiaries' statutory surplus. Under our Corrective Action Plan (the "Plan"), which was approved by the Pennsylvania Insurance Department (the "Department") in February 2002, we recommenced sales in certain states, but intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. Our underwriting practices rely upon the base of experience that we have developed in over 30 years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, we have encouraged our customers to purchase both nursing home and home health care coverage, thus providing our policyholders with enhanced protection and broadening our policy base.

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

     Our results of operations are affected significantly by the following other factors:

     Level of required reserves for policies in-force. The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. Claim reserves reflect actual experience through the most recent time period. We compare actual experience with estimates and adjust our reserves on the basis of such comparisons. Revisions to reserves are reflected in our current results of operations through benefits to policyholders. Reserves are released to income if and when policies lapse.

     We also maintain reserves for policies that are not currently on claim based upon actuarial expectations that a policy may go on claim in the future. These reserves are calculated based on factors that include estimates for mortality, morbidity, interest rates, premium rate increases and persistency. Factor components generally include assumptions that are consistent with both our experience and industry practices. Reserves are released to income if, and when, policies lapse.

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

     The number of years a policy has been in-force. Claims costs tend to be higher on policies that have been in-force for a longer period of time. As the insured ages, it is more likely that the insured will need services covered by the policy. However, the longer the policy is in effect, the more premium we receive.

     Investment income and experience account. Our investment portfolio, excluding our experience account, consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the duration of our investments (approximately 5.0 years), investment income does not immediately reflect changes in market interest rates.

     In February 2002, in connection with our December 31, 2001 reinsurance agreement, we transferred substantially all of our investment portfolio to our reinsurer. The reinsurer will maintain a notional experience account for our benefit that includes the initial premium paid, all future cash flows from the reinsured business and accumulated investment earnings. The reinsurer provides the Company with an experience account investment credit equal to the total return of a series of benchmark indices and hedges, which are designed to closely match the duration of the Company is claims liabilities. The Company's accounting for the experience account investment credit in accordance with FAS No. 133 and has determined to bi-furcate the total return into two components:

     1. the investment income component, or an embedded derivative debt host with a yield that is represented by the current yield to maturity of the underlying benchmark indices, in effect providing the Company with investment earnings equal to current market rates, and

     2. a change in market value component, which reflects the effect of a change in current interest rates, as determined by the current market value of the underlying indices. As a result, the Company's future financial statements are subject to significant volatility. Recorded market value gains or losses, although recognized in current earnings, are expected to be offset in future periods as a result of our receipt of the most recent market rates, and, therefore, have no anticipated long-term impact on shareholder value.

     Lapsation and persistency. Factors that affect our results of operations include lapsation and persistency, both of which relate to the renewal of insurance policies. Lapsation is the termination of a policy by non-renewal. Lapsation is automatic if and when premiums become more than 31 days overdue although, in some cases, a lapsed policy may be reinstated within six months. Persistency represents the percentage of premiums renewed, which we calculate by dividing the total annual premiums at the end of each year (less first year premiums for that year) by the total annual premiums in-force for the prior year. For purposes of this calculation, a decrease in total annual premiums in-force at the end of any year would be the result of non-renewal of policies, including policies that have terminated by reason of death, lapsed due to nonpayment of premiums and/or conversion to other policies we offered. First year premiums are premiums covering the first twelve months a policy is in-force. Renewal premiums are premiums covering all subsequent periods.

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

Results of Operations

Three Months Ended June 30, 2002 and 2001
(amounts in thousands, except per share data)

Premiums. Total premium revenue earned in the three month period ended June 30, 2002 (the "2002 quarter"), including long-term care, disability, life and Medicare supplement, decreased 6.8% to $83,906, compared to $90,039 in the same period in 2001 (the "2001 quarter").

     Total first year premiums earned in the 2002 quarter decreased 90.1% to $1,276, compared to $12,906 in the 2001 quarter. First year long-term care premiums earned in the 2002 quarter decreased 91.5% to $1,040, compared to $12,299 in the 2001 quarter. We experienced significant reductions in new premium sales due to the cessation of new business generation in all states and due to continued market concerns regarding our insurance subsidiaries' statutory surplus. As a result, we expect to experience similar declines in future quarters compared to comparable prior periods. Under our Corrective Action Plan (the "Plan"), which was approved by the Pennsylvania Insurance Department (the "Department") in the first quarter of 2002, we recommenced sales in certain states, but intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. See "Liquidity and Capital Resources."

     Effective September 10, 2001, we determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was completed and approved by the Department. This decision resulted from our concern about further depletion of statutory surplus from new sales prior to the completion and approval of the Plan and from increasing concern with respect to the status of the Plan expressed by many states in which the Company is licensed to conduct business. Upon the approval by the Department of the Plan in February 2002, we recommenced new sales in 23 states. We have since recommenced sales in four additional states, including Florida, which has historically represented approximately 25% of our new business production. We are actively working with the remaining states in order to recommence sales in all jurisdictions.

     Total renewal premiums earned in the 2002 quarter increased 7.1% to $82,630, compared to $77,133 in the 2001 quarter. Renewal long-term care premiums earned in the 2002 quarter increased 9.1% to $79,974, compared to $73,325 in the 2001 quarter. This increase reflects renewals of a larger base of in-force policies as well as the impact of premium rate increases, the implementation that began in the 2002 quarter. We may experience reduced renewal premiums in the future if policies lapse, especially given our recent premium rate increases that are anticipated to cause additional policy lapses. Current declines in first year premiums, as discussed above, will negatively impact future renewal premium growth.

Net Investment Income. Net investment income earned for the 2002 quarter increased 41.6% to $10,172, from $7,185 for the 2001 quarter.

     As a result of our new reinsurance agreement, substantially all of our investable assets from business written prior to December 31, 2001, were transferred to the reinsurer. The reinsurer maintains a notional experience account on our behalf in the event that the reinsurance agreement is later commuted. As discussed above in "Overview," the notional account is credited with an investment credit equal to the most recent yield to maturity on a series of benchmark indices and hedges, which are designed to closely match the duration of our liabilities. See "Liquidity and Capital Resources."

     Our average yield on invested assets at cost, including cash and cash equivalents, was 6.55% and 5.43%, respectively, in the 2002 and 2001 quarters. The higher yield in the 2002 quarter resulted from having investments only in higher yielding bonds (including the makeup of the underlying experience account indices, which have a duration of approximately 11 years), rather than in common stocks, in which we had investments in the 2001 quarter. The investment income component of our experience account investment credit generated $9,750 in the 2002 quarter.

Net Realized Capital Gains and Trading Account Activity. During the 2002 quarter, we recognized capital gains of $41, compared to capital gains of $712 in the 2001 quarter. The results in the 2002 and 2001 quarters were recorded as a result of our normal investment management operations.

     During 2001, we classified our convertible bond portfolio as trading account investments. Changes in trading account investment market values were recorded in our statement of operations during the period in which the change occurred, rather than as an unrealized gain or loss recorded directly through equity. As a result, we recorded a trading account gain in the 2001 quarter of $399, which reflected the unrealized and realized loss of our convertible portfolio that arose during that quarter. No investments were classified as trading during the 2002 quarter.

Market gain (loss) on experience account. We recorded a market gain on our experience account balance of $17,299 in the 2002 quarter.

     As discussed in "Overview" and "Net Investment Income" above, the reinsurer of our new reinsurance agreement maintains a notional experience account for our benefit in the event of future recapture. The notional experience account will receive an investment credit based upon the total return of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our reserve liabilities. Periodic changes in the market values of the benchmark indices and derivative hedges are recorded in our financial statements as a realized gain or loss in the period in which they occur. As a result, our future financial statements are subject to significant volatility.

Other Income. We recorded $5,044 in other income during the 2002 quarter, up from $2,365 in the 2001 quarter. The increase is attributable primarily to an increase in commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers and to income generated from our ownership of corporate owned life insurance policies.

Benefits to policyholders. Total benefits to policyholders in the 2002 quarter increased 3.8% to $62,515, compared to $60,235 in the 2001 quarter. Our loss ratio, or policyholder benefits to premiums, was 74.3% in the 2002 quarter, compared to 66.9% in the 2001 quarter.

     As a result of our analysis and process refinement for claims duration and incurred but are not yet reported ("IBNR"), we increased our claim reserves in the 2002 quarter by approximately $9,000.

     As discussed in "Overview" above, we establish reserves for current claims based upon current and historical experience of our policyholder benefits, including an expectation of claims incidence and duration, as well as the establishment of a reserve for claims that have been IBNR. We continuously monitor our experience to determine the best estimate of reserves to be held for future payments of these claims. As a result, we periodically refine our process to incorporate the most recent known information in establishing these reserves.

     We are currently completing a continuance study of our historical claims duration. We expect to use this study in the future refinement of our claim reserve determination. Prior to the completion of this study, we have established our reserves for current claims based upon our best estimate of future claims development after evaluating historical claims patterns. We believe that the completion of our continuance study will enable us to further refine our process for establishing individual claim reserves and that we will no longer use a lag study methodology.

     Also, amounts are established for IBNR based upon our best estimates and are generally calculated as a percentage of other known pending claim reserves. Our most recent analysis suggested that this percentage historically varies in different quarters as a result of seasonal incidence of claims and the delay in reporting these claims to the Company. Our analysis also included a review of the seasonality of our claims incidence over the past several years. This analysis indicated that the incidence of claims varies throughout the year, as does the delay in the reporting of the claims by the policyholders. We have reflected the impact of the seasonality in our reserving estimates, which served to partially offset the increase in reserves indicated by the lag study discussed above. We have included, and will continue to include, this expectation in the establishment of IBNR in the 2002 quarter and in subsequent quarters.

     Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. During the third quarter 2001, we filed for premium rate increases on the majority of our policy forms. These rate increases were sought as a result of higher claims expectations and policyholder persistency than existed at the time of the original form filings. The assumptions used in requesting and supporting the premium rate increase filings are consistent with those incorporated in our newest policy form offerings. We have currently received approval for more than 90% of the rate increases requested. We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining future rate increases when deemed necessary, or if we do not pursue rate increases when actual claims experience exceeds our expectations, we would suffer a financial loss.

     Our benefit reserves, which are held for policyholders not currently on claim, are highly dependent upon policyholder persistency. As a result of our recently implemented premium rate increases, our persistency declined to approximately 85% in the 2002 quarter compared to 89% during the first quarter of 2002. This decline, or "shock lapse," was within the bounds of our expectations and served to reduce benefit reserves by approximately $5,000 during the 2002 quarter. Management believes that shock lapses are generally not preferable to policy persistence in that the lapsing policyholders are assumed to be healthier and lower risks. Also, while recognizing a current period income benefit from the release of reserves, future period revenues are reduced as a result of lapsation.

Commissions. Commissions to agents decreased 44.0% to $11,677 in the 2002 quarter, compared to $20,836 in the 2001 quarter.

     First year commissions on accident and health business in the 2002 quarter decreased 91.7% to $719, compared to $8,671 in the 2001 quarter, due to the decrease in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 56.3% in the 2002 quarter and 68.4% in the 2001 quarter. We believe that the decrease in the first year commission ratio is primarily attributable to the increased sale of our Secured Risk policy, which pays a lower, limited commission. Our Secured Risk policy provides limited benefits to higher risk policyholders at a substantially increased premium rate. We believe that we are likely to experience an increase in the sale of these policies when we reenter sales in many states as a result of our lower financial ratings.

     Renewal commissions on accident and health business in the 2002 quarter decreased 8.0% to $11,734, compared to $12,754 in the 2001 quarter, due to the decrease in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 14.3% in the 2002 quarter and 17.0% in the 2001 quarter. This ratio reflects the sale of more Secured Risk and Medicare Supplement policies in the 2001 quarter, which pay no or reduced renewal commissions. Also, we do not pay commissions on premium revenue that results from rate increases. As a result of premium rate increases for which implementation began in the 2002 quarter, commission ratios are reduced.

     During the 2002 quarter, we reduced commission expense by netting $646 from override commissions affiliated insurers paid to our agency subsidiaries. During the 2001 quarter, we reduced commissions by $1,089.

Net policy acquisition costs amortized (deferred). The net deferred policy acquisition costs in the 2002 quarter decreased to a net amortization of costs of $7,777, compared to $1,750 in the 2001 quarter.

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

     The net amortization of deferred policy acquisition costs is effected by new business generation, imputed interest on prior reserves and policy persistency. During the 2002 quarter, higher policyholder lapses (as noted under "Premiums"), resulted in increased amortization of deferred policy acquisition costs.

     The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. Lower new premium sales during the 2002 and 2001 quarters produced significantly less expense deferral to offset amortized costs.

General and administrative expenses. General and administrative expenses in the 2002 quarter decreased 16.1% to $10,873, compared to $12,957 in the 2001 quarter. The 2002 and 2001 quarters include $1,574 and $1,713, respectively of general and administrative expenses related to United Insurance Group expense. The ratio of total general and administrative expenses to premium revenues, excluding United Insurance Group, was 11.1% in the 2002 quarter, compared to 12.5% in the 2001 quarter.

     Expenses have declined as a result of reduced new premium sales, related underwriting and policy issuance expenses and management initiatives to reduce operating expenses. However, we believe that if we remain unable to write new business in certain states where we have ceased new production, or if we are unable to utilize our existing staff and infrastructure capacity to generate additional premiums, we will need to decrease production expenses further.

Expense and risk charges on reinsurance and excise tax expense. Our reinsurance agreement provides the reinsurer with annual expense and risk charges, which are charged against our experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2002 quarter, we accrued $3,577 for this charge. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer. We recorded $792 for excise tax expenses in the 2002 quarter as a result.

Provision for federal income taxes. As a result of increased taxable income our provision for federal income taxes for the 2002 quarter increased 390.4% to $6,139, compared to an income tax provision of $1,252 for the 2001 quarter. The effective tax rate of 34% in the 2002 and 2001 quarters is below the normal federal corporate rate as a result of anticipated credits from our investments in corporate owned life insurance.

Comprehensive income. During the 2002 quarter, our investment portfolio generated pre-tax unrealized gains of $92, compared to unrealized losses of $3,961 in the 2001 quarter. After accounting for deferred taxes from these losses and gains, shareholders' equity increased by $11,952 from comprehensive income during the 2002 quarter, compared to losses of $878 in the 2001 quarter.

Six Months Ended June 30, 2002 and 2001
(amounts in thousands, except per share data)

Premiums. Total premium revenue earned in the six month period ended June 30, 2002 (the "2002 period"), including long-term care, disability, life and Medicare supplement, decreased 9.6% to $168,142, compared to $186,058 in the same period in 2001 (the "2001 period").

     Total first year premiums earned in the 2002 period decreased 89.2% to $3,551, compared to $32,816 in the 2001 period. First year long-term care premiums earned in the 2002 period decreased 90.2% to $3,077, compared to $31,524 in the 2001 period. We experienced significant reductions in new premium sales due to the cessation of new business generation in all states and due to market concerns regarding our insurance subsidiaries' statutory surplus. As a result, we expect to experience similar declines in future quarters compared to comparable prior periods. Under our Plan, which was approved by the Department in the first quarter 2002, we recommenced sales in certain states, but intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. See "Liquidity and Capital Resources."

     Effective September 10, 2001, we determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was completed and approved by the Department. This decision resulted from our concern about further depletion of statutory surplus from new sales prior to the completion and approval of the Plan and from increasing concern with respect to the status of the Plan expressed by many states in which the Company is licensed to conduct business. Upon the approval by the Department of the Plan in February 2002, we recommenced new sales in 23 states. We have since recommenced sales in four additional states, including Florida, which has historically represented 25% of our new business sales. We are actively working with remaining states in order to recommence sales in all jurisdictions.

     Total renewal premiums earned in the 2002 period increased 7.4% to $164,591, compared to $153,242 in the 2001 period. Renewal long-term care premiums earned in the 2002 period increased 9.4% to $159,250, compared to $145,502 in the 2001 period. This increase reflects renewals of a larger base of in-force policies. We may experience reduced renewal premiums in the future if policies lapse, especially given our recent premium rate increases that are anticipated to cause additional policy lapses. Current declines in first year premiums, as discussed above, will negatively impact future renewal premium growth.

Net Investment Income. Net investment income earned for the 2002 period increased 41.7% to $19,707, from $13,910 for the 2001 period.

     As a result of our new reinsurance agreement, substantially all of our investable assets from business written prior to December 31, 2001, were transferred to the reinsurer. The reinsurer maintains a notional experience account on our behalf in the event that the reinsurance agreement is later commuted. As discussed above in "Overview," the notional account is credited with an investment credit equal to the most recent yield to maturity of a series of benchmark indices and hedges, which are designed to closely match the duration of our liabilities. See "Liquidity and Capital Resources."

     Our average yield on invested assets at cost, including cash and cash equivalents, was 6.48% and 5.42%, respectively, in the 2002 and 2001 periods. The higher yield in the 2002 period resulted from having investments only in higher yielding bonds (including the makeup of the underlying experience account indices, which have a duration of approximately 11 years), rather than in bonds and common stocks as were present in the 2001 period. The investment income component of our experience account investment credit generated $18,593 in the 2002 period.

Net Realized Capital Gains and Trading Account Activity. During the 2002 period, we recognized capital gains of $14,564, compared to capital losses of $854 in the 2001 period. The gains recognized in the 2002 period resulted from the transfer of substantially all of our invested assets to our reinsurer. The results in the 2001 period were recorded as a result of our normal investment management operations.

     During the 2001 period, we classified our convertible bond portfolio as trading account investments. Changes in trading account investment market values were recorded in our statement of operations during the period in which the change occurred, rather than as an unrealized gain or loss recorded directly through equity. As a result, we recorded a trading account loss in the 2001 period of $1,324, which reflected the unrealized and realized loss of our convertible portfolio that arose during that period. No investments were classified as trading during the 2002 period.

Market gain (loss) on experience account. We recorded a market loss on our experience account balance of $8,654 in the 2002 period.

     As discussed in "Net Investment Income" above, the reinsurer of our new reinsurance agreement maintains a notional experience account for our benefit in the event of future recapture. The notional experience account will receive an investment credit based upon the total return of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our reserve liabilities. Periodic changes in the market values of the benchmark indices and derivative hedges are recorded in our financial statements as a realized gain or loss in the period in which they occur. As a result, our future financial statements are subject to significant volatility.

Other Income. We recorded $7,814 in other income during the 2002 period, up from $4,765 in the 2001 period. The increase is attributable primarily to an increase in commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers and to income generated from our ownership of corporate owned life insurance policies.

Benefits to policyholders. Total benefits to policyholders in the 2002 period increased 7.8% to $142,702, compared to $132,372 in the 2001 period. Our loss ratio, or policyholder benefits to premiums, was 84.9% in the 2002 period, compared to 71.1% in the 2001 period.

     During the first quarter of 2002, we experienced a change in the composition of our aggregate policyholder base. The resultant composition included more policies with inflation protection, shorter elimination periods and type of care protection than we had previously seen. As a result, during the 2002 period, we are holding higher reserves per policy than in the 2001 period. This change in composition has caused us to hold approximately $16,500 in additional benefit reserves.

     As discussed in "Overview" and the 2002 quarter "Benefits to Policyholders" above, we establish reserves for current claims based upon current and historical experience of our policyholder benefits, including an expectation of claims incidence and duration, as well as the establishment of a reserve for claims that have been incurred but are not yet reported ("IBNR"). We continuously monitor our experience to determine the best estimate of reserves to be held for future payments of these claims. As a result, we periodically refine our process to incorporate the most recent known information in establishing these reserves.

     We are currently completing a continuance study of our historical claims duration. We expect to use this study in the future refinement of our claim reserve determination. Prior to the completion of this study, we have established our reserves for current claims based upon our best estimate of future claims development after evaluating historical claims patterns. We believe that the completion of our continuance study will enable us to our process for establishing individual claim reserves.

     Also, amounts are established for IBNR based upon our best estimates and are generally calculated as a percentage of other known pending claim reserves. Our most recent analysis suggested that this percentage historically varies in different quarters as a result of seasonal incidence of claims and the delay in reporting these claims to the Company. Our analysis also included a review of the seasonality of our claims incidence over the past several years. This analysis indicated that the incidence of claims varies throughout the year, as does the delay in the reporting of the claims by the policyholders. We have reflected the impact of the seasonality in our reserving estimates, which served to partially offset the increase in reserves indicated by the lag study discussed above. We have included, and will continue to include, this expectation in the establishment of IBNR in the 2002 quarter and in subsequent quarters.

     Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. During the third quarter 2001, we filed for premium rate increases on the majority of our policy forms. These rate increases were sought as a result of higher claims expectations and policyholder persistency than existed at the time of the original form filings. The assumptions used in requesting and supporting the premium rate increase filings are consistent with those incorporated in our newest policy form offerings. We have currently received approval for more than 90% of the rate increases requested. We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining future rate increases when deemed necessary, or if we do not pursue rate increases when actual claims experience exceeds our expectations, we would suffer a financial loss.

Commissions. Commissions to agents decreased 46.5% to $24,507 in the 2002 period, compared to $45,824 in the 2001 period.

     First year commissions on accident and health business in the 2002 period decreased 89.9% to $2,175, compared to $21,560 in the 2001 period, due to the decrease in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 61.3% in the 2002 period and 66.7% in the 2001 period. We believe that the decrease in the first year commission ratio is primarily attributable to the increased sale of our Secured Risk policy, which pays a lower, limited commission. Our Secured Risk policy provides limited benefits to higher risk policyholders at a substantially increased premium rate. We believe that we are likely to experience an increase in the sale of these policies when we reenter sales in many states as a result of our lower financial ratings.

     Renewal commissions on accident and health business in the 2002 period decreased 5.1% to $23,982, compared to $25,269 in the 2001 period, due to the decrease in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 14.7% in the 2002 period and 17.0% in the 2001 period. This ratio reflects the sale of more Secured Risk and Medicare Supplement policies in the 2001 period, which pay no or reduced renewal commissions. Also, we do not pay commissions on premium revenue that results from rate increases. As a result of premium rate increases for which implementation began in the 2002 quarter, commission ratios are reduced.

     During the 2002 period, we reduced commission expense by netting $1,426 from override commissions affiliated insurers paid to our agency subsidiaries. During the 2001 period, we reduced commissions by $2,081.

Net policy acquisition costs deferred. The net deferred policy acquisition costs in the 2002 period increased to a net amortization of costs of $4,451, compared to a net deferral of expense of $3,647 in the 2001 period.

     Deferred costs are typically all costs that are directly related to, and vary with, the acquisition of new premiums. These costs include the variable portion of commissions, which are defined as the first year commission rate less ultimate renewal commission rates, and variable general and administrative expenses related to policy underwriting. Deferred costs are amortized over the life of the policy based upon actuarial assumptions, including persistency of policies in-force. In the event that a policy lapses prematurely due to death or termination of coverage, the remaining unamortized portion of the deferred amount is immediately recognized as expense in the current period.

     The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. Lower new premium sales during the 2002 period produced significantly less expense deferral to offset amortized costs.

General and administrative expenses. General and administrative expenses in the 2002 period decreased 15.6% to $21,585, compared to $25,591 in the 2001 period. The 2002 and 2001 periods include $3,061 and $3,370, respectively, of general and administrative expenses related to United Insurance Group expense. The ratio of total general and administrative expenses to premium revenues, excluding United Insurance Group, was 11.0% in the 2002 period, compared to 11.9% in the 2001 period.

     Expenses have declined as a result of reduced new premium sales, related underwriting and policy issuance expenses and management initiatives to reduce operating expenses. However, we believe that if we remain unable to write new business in certain states where we have ceased new production, or if we are unable to utilize our existing staff and infrastructure capacity to generate additional premiums, we will need to decrease production expenses further.

Expense and risk charges on reinsurance and excise tax expense. Our reinsurance agreement provides the reinsurer with annual expense and risk charges, which are charged against our experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2002 period, we accrued $7,154 for this charge. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer. We recorded $1,373 for excise tax expenses in the 2002 period.

Provision for federal income taxes. As a result of current losses, our provision for federal income taxes for the 2002 period decreased 1,696% to an income tax benefit of $880, compared to an income tax provision of $49 for the 2001 period. The effective tax rate of 34% in the 2002 and 2001 periods is below the normal federal corporate rate as a result of anticipated credits from our investments in corporate owned life insurance that are partially offset by non-deductible goodwill amortization and other non-deductible expenses.

Cumulative effect of accounting change. We recognized an impairment loss of $5,151 in the 2002 period as a result of our transitional impairment test of goodwill. See "New Accounting Principles."

Comprehensive income. During the 2002 period, our investment portfolio generated pre-tax unrealized losses of $542, compared to unrealized gains of $1,180 in the 2001 period. After accounting for deferred taxes from these losses and gains, shareholders' equity decreased by $16,830 from comprehensive losses during the 2002 period, compared to comprehensive income of $2,280 in the 2001 period.

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

     In the 2002 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash decreased $89,850 in the 2002 period primarily due to payments made to our reinsurer and from the purchase of $20,184 in bonds and equity securities. Cash was provided primarily from the maturity and sale of $482,592 in bonds and equity securities. These sources of funds were supplemented by $14,114 from operations. The major source of cash from operations was premium and investment income received.

     Our cash decreased $62,187 in the 2001 period primarily due to the purchase of $183,256 in bonds and equity securities. Cash was provided primarily from the maturity and sale of $47,494 in bonds and equity securities. These sources of funds were supplemented by $51,701 from operations. The major provider of cash from operations was premium revenue used to fund reserve additions of $52,593.

     We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. As of June 30, 2002, shareholders' equity was increased by $611 due to unrealized gains of $926 in the investment portfolio. As of December 31, 2001, shareholders' equity was increased by $10,581 due to unrealized gains of $16,032 in the investment portfolio.

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

     Our subsidiaries are required to hold statutory surplus that is, at a minimum, above a level at which the Department would be required to place our subsidiaries under regulatory control, leading to rehabilitation or liquidation. At December 31, 2000, our primary insurance subsidiary, representing 94% of our direct premium, had Total Adjusted Capital at the Regulatory Action level. As a result, it was required to file a Plan with the insurance commissioner.

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

o An agreement to increase statutory reserves; the reinsurance agreement has provided the capacity to accommodate this increase and will provide an additional $65,000 throughout 2002, 2003 and 2004, such that our insurance subsidaries' policy reserves will be based on new, current claims assumptions and will not include any rate increases. These claim assumptions are applied to all policies, regardless of issue year, and are assumed to have been present since the policy was first issued.

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

     Upon the approval by the Department of the Plan in February 2002, we recommenced new sales in 23 states. We have since recommenced sales in four additional states, including Florida, which has historically accounted for approximately 25% of our new sales. We are actively working with remaining states in order to recommence sales in all jurisdictions.

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

     We are unlikely in the foreseeable future to be able to make dividend payments from our two largest insurance subsidiaries. Additionally, the Plan requires Department approval of all dividend requests, regardless of statutory allowances. However, our New York subsidiary is not subject to the Plan and was permitted by New York statute to make a dividend payment following December 31, 2001. During the 2002 period, we received a dividend from our New York subsidiary of $651.

     Our subsidiaries' debt currently consists primarily of a mortgage note in the amount of approximately $1,540 that was issued by a former subsidiary and assumed by us when that subsidiary was sold. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in December 2003. Although the note carries a variable interest rate, we have entered into an amortizing swap agreement with the same bank with a nominal amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest of 6.85%.

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

     On August 7, 2002, the Company announced that its board of directors had authorized an offer of up to $74,750 in aggregate principal amount of 6-1/4% Convertible Subordinated Notes due 2008 in exchange for up to all of its outstanding 6-1/4% Convertible Subordinated Notes due 2003. Under the proposed terms of the exchange, the new notes would have terms similar to the current notes but would mature in October 2008 and would be convertible into shares of the Company's common stock at a conversion price of $5.31. The current notes mature in December 2003 and are convertible into shares of the Company's common stock at a conversion price of $28.44. In addition, beginning in October 2004, the new notes would be mandatorily convertible if, at any time, the 15-day average closing price of the Company's common stock exceeds 110% of the conversion price. The Company expects to make all necessary filings with the Securities and Exchange Commission by August 31, 2002 and to commence the exchange offer as soon as practicable thereafter.

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

     At June 30, 2002, our total debt and financing obligations through 2006 were as follows:
                                    Lease
                    Debt         Commitments         Total
                    ----         -----------         -----
    2002          $    --         $   245           $   245
    2003           76,288             344            76,632
    2004               --             252               252
    2005               --              18                18
    2006               --              18                18
                  -------         -------           -------
        Total     $76,288         $   877           $77,165
                  =======         =======           =======


     Amounts subsequent to 2006 are immaterial.

     In December 1999, we contributed $1,000 to initially capitalize another subsidiary, which concurrently lent us $750 in exchange for a demand note, which is still outstanding.

     As part of our reinsurance agreement, effective December 31, 2001, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants to purchase are exercisable through December 31, 2007 at common stock equivalent prices ranging from $4.00 to $12.00 per share. If exercised for cash, at the reinsurer's option, the warrants could yield additional capital and liquidity of approximately $20,000 and the convertible preferred stock would represent, if converted, approximately 15% of the outstanding shares of our common stock. If the agreement is not commuted on or after December 31, 2007, the reinsurer may exercise the fourth tranche of convertible preferred stock purchase warrants at a common stock equivalent price of $2.00 per share, potentially generating additional capital of $12,000 and, if converted, the convertible preferred stock would represent an additional 20% of the then outstanding common stock. No assurance can be given that the reinsurer will exercise any or all of the warrants granted or that it will pay cash in connection with their exercise.

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

     In March 2002, we completed a private placement of 510 shares of common stock for net proceeds of approximately $2,400. The common stock was sold to several current and new institutional investors, at $4.65 per share. The offering price was a 10 percent discount to the 30-day average price of our common stock prior to the issuance of the new shares. Our common stock is listed on the New York Stock Exchange. We filed a registration statement with the Securities and Exchange Commission on June 5, 2002 to register these shares for resale. However, the proceeds of the private placement provided sufficient additional liquidity to the parent company to meet our debt obligations prior to the maturity of the convertible debt in 2003. The proceeds, together with currently available cash sources, will not be sufficient to meet the December 2003 final interest requirement of the convertible debt or to retire the debt upon maturity.

     In June 2002, we completed a private placement of 30 shares of common stock as compensation to our financial advisor. We filed a registration statement for these additional shares with the Securities and Exchange Commission on June 5, 2002.

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

     SFAS No. 142, "Goodwill and Other Intangible Assets," primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. We adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill at that time. During the second quarter 2002, we completed an impairment analysis of goodwill, in accordance with FASB No. 142. Our goodwill was recorded as a result of the purchase of its agencies and its insurance subsidiaries. As part of our evaluation, we completed numerous steps in determining the revocerability of our goodwill. The first required step was the measurement of total enterprise fair value versus book value. Because our fair market value, as measured by our stock price, was below book value at January 1, 2002, goodwill was next evaluated at a reporting unit level, which comprised our insurance agencies and insurance subsidiaries.

     Upon completion of our evaluation, we determined that the goodwill associated with the agency purchases was fully recoverable. The deficiency of current market value to book values was assigned to the insurance subsidiary values. As a result, we determined that the goodwill associated with our insurance subsidiaries was impaired and recognized an impairment loss of $5,151 from our transitional impairment test of goodwill, which we recorded as a cumulative effect of change in accounting principle. The impairment has been recorded effective January 1, 2002. Management has completed an assessment of other intangible assets and has determined to continue to amortize these assets so as to closely match the future profit emergence from these assets.

Forward Looking Statements

     Certain statements made by the Company may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results of the Company's operations will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, the acceptance of the terms of the exchange offer by current debt holders, the Company's ability to comply with the Corrective Action Plan, the Florida Consent Order, the orders or directives of other states in which the Company does business or any special provisions imposed by states in connection with the resumption of writing business, the Company's ability to eventually commute its reinsurance agreement and to recapture its reinsured policies and accumulated experience account balance, whether its Corrective Action Plan will be accepted and approved by all states, the Company's ability to meet its future risk-based capital goals, the adverse financial impact of suspending new business sales, the Company's ability to raise adequate capital to meet the requirements of anticipated growth and the cost associated with recommencing new business sales, liquidity needs and debt obligations, the adequacy of the Company's loss reserves and the recoverability of its unamortized deferred policy acquisition cost asset, the Company's ability to sell insurance products in certain states, the Company's ability to resume generating new business in all states, the Company's ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of the Company's capital and surplus levels, the ability of senior citizens to purchase the Company's products in light of the increasing costs of health care, the ability of the Company to retain its current policyholder base, the ability of the Company to defend itself against adverse litigation, and the Company's ability to recapture, expand and retain its network of productive independent agents, especially in light of the suspension of new business. For additional information, please refer to the Company's reports filed with the Securities and Exchange Commission.

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

     As part of our reinsurance transaction, our reinsurer will maintain a notional experience account for our benefit that includes the initial premium paid, all future cash flows from the reinsured business and accumulated investment earnings. The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our reserve liabilities. Periodic changes in the market values of the benchmark indices and derivative hedges are recorded in our financial statements as investment gains or losses in the period in which they occur. As a result, our future financial statements have been and will continue to be subject to significant volatility.

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

     We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 88.1% of total liabilities and reinsurance receivables on unpaid losses represent 64.2% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of June 30, 2002, including the value of our experience account, but excluding insurance liabilities and other reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

     If interest rates had increased by 100 basis points, there would have been an approximate $33,268,000 decrease in the net fair value of our financial instruments. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at June 30, 2002 would have resulted in an approximate $62,912,000 decrease in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been an approximate $37,367,000 and $79,377,000 net increase, respectively, in the net fair value of our financial instruments.

     We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict their possible impact to our investment income from the hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of June 30, 2002.


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

     The Company and certain of our key executive officers are defendants in consolidated actions that were instituted on April 17, 2001 in the United States District Court for the Eastern District of Pennsylvania by our shareholders, on their own behalf and on behalf of a putative class of similarly situated shareholders who purchased shares of the Company's common stock between July 23, 2000 through and including March 29, 2001.

     The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as a result of misstatements and omissions allegedly contained in our periodic reports filed with the SEC, certain press releases issued by us, and in other statements made by our officials. The alleged misstatements and omissions relate, among other matters, to the statutory capital and surplus position of our largest subsidiary, Penn Treaty Network America Insurance Company. On December 7, 2001, the defendants filed a motion to dismiss the complaint, which was denied. We believe that the complaint is without merit, and we will continue to vigorously defend the matter.

Item 2. Changes in Securities

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on May 24, 2002. At this meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

1. To elect three persons (Francis R. Grebe, Michael F. Grill and Gary E. Hindes) to Penn Treaty's Board of Directors as Class III Directors to serve until the 2005 Annual Meeting of Shareholders and until their successors are elected and have been qualified.

             For                 Against              Abstentions
             ---                 -------              -----------
          16,270,194                0                   576,213

2.   To approve the 2002 Employee Incentive Stock Option Plan.

             For                 Against              Abstentions
             ---                 -------              -----------
            6,270,082           1,008,683                30,227

3.   To ratify and approve the issuance of:

     o Warrants to purchase shares of the Company's convertible preferred stock,

     o Shares of convertible preferred stock upon the proper exercise of the warrants, and

     o Shares of common stock upon proper conversion of the convertible preferred stock,

     All as provided in connection with the reinsurance agreement entered into with Centre Solutions (Bermuda), Limited.

             For                 Against              Abstentions
             ---                 -------              -----------
            6,970,319            301,323                  7,350

4. To ratify the selection of PricewaterhouseCoopers LLP as the independent public accountants for the Company and its subsidiaries for the year ending December 31, 2002.

             For                 Against              Abstentions
             ---                 -------              -----------
           16,639,089             12,572                 194,746

5. To transact other business that properly comes before the Annual Meeting, or any adjournments or postponements.

             For                 Against              Abstentions
             ---                 -------              -----------
           15,960,891            669,976                 215,540

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     Exhibit Number     Description
     -------------      -----------

     99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

     99.2 Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

     99.3 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PENN TREATY AMERICAN CORPORATION
                                            --------------------------------
                                                         Registrant


Date:   August 14, 2002                     /s/ Irving Levit
        ---------------                     ------------------------------------
                                                Irving Levit
                                                Chairman of the Board and
                                                Chief Executive Officer

Date:   August 14, 2002                     /s/ Cameron B. Waite
        ---------------                     ------------------------------------
                                                Cameron B. Waite
                                                Executive Vice President and
                                                Chief Financial Officer

                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Penn Treaty American Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irving Levit, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Irving Levit

Irving Levit
Chairman and
Chief Executive Officer
August 14, 2002

                                  Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Penn Treaty American Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
W. Hunt, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  William W. Hunt

William W. Hunt
President and
Chief Operating Officer
August 14, 2002

                                  Exhibit 99.3

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Penn Treaty American Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Cameron
B. Waite, Executive Vice President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Cameron B. Waite

Cameron B. Waite
Executive Vice President and
Chief Financial Officer
August 14, 2002