Form 10-Q
period 2002-09-30
PENN TREATY AMERICAN CORP
filed 2002-11-15
CIK 814181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of November 13, 2002 was 19,907,737.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Penn Treaty American Corporation is one of the leading providers of long-term nursing home and home health care insurance. Our Unaudited Consolidated Balance Sheets, Statements of Operations and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 15 of this report. Our financial statements represent the consolidation of our operations and those of our subsidiaries: Penn Treaty Network America Insurance Company ("PTNA"), American Network Insurance Company ("American Network"), American Independent Network Insurance Company of New York ("American Independent") and Penn Treaty (Bermuda) Ltd. ("Penn Treaty (Bermuda)") (collectively, the "Insurers") and United Insurance Group Agency, Inc. ("UIG"), Network Insurance Senior Health Division ("NISHD") and Senior Financial Consultants (collectively, the "Agencies"), which are underwriters and marketers of long-term care insurance, disability and other senior-market products. PTNA is also an underwriter of life insurance products.

                     PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                                Consolidated Balance Sheets
                                  (amounts in thousands)
                                                                                                September 30,         December 31,
                                                                                                    2002                  2001
                                                                                                    ----                  ----
                                                                                                (unaudited)
                                           ASSETS
Investments:
  Bonds, available for sale at market (cost of $25,776 and $463,618, respectively)              $    27,506             $ 478,608
  Equity securities at market value (cost of $0 and $8,760, respectively)                                 -                 9,802
  Policy loans                                                                                          237                   181
                                                                                                -----------             ---------
Total investments                                                                                    27,743               488,591
Cash and cash equivalents                                                                            23,703               114,600
Property and equipment, at cost, less accumulated depreciation of
  $7,868 and $6,594, respectively                                                                    12,959                12,783
Unamortized deferred policy acquisition costs                                                       172,198               180,052
Receivables from agents, less allowance for
  uncollectable amounts of $199                                                                       1,411                 2,190
Accrued investment income                                                                               431                 7,907
Federal income tax recoverable                                                                        5,477                 4,406
Goodwill                                                                                             20,620                25,771
Present value of future profits acquired                                                                894                 1,937
Receivable from reinsurers                                                                           25,164                25,594
Corporate owned life insurance                                                                       57,054                54,478
Experience account due from reinsurer                                                               686,122                     -
Other assets                                                                                         20,154                22,058
                                                                                                -----------             ---------
    Total assets                                                                                $ 1,053,930             $ 940,367
                                                                                                ===========             =========
                                         LIABILITIES
Policy reserves:
  Accident and health                                                                           $   446,005             $ 382,660
  Life                                                                                               13,279                13,386
Policy and contract claims                                                                          324,646               214,466
Accounts payable and other liabilities                                                               17,903                19,422
Long-term debt                                                                                       76,266                79,190
Deferred income taxes                                                                                21,583                38,447
                                                                                                -----------             ---------
    Total liabilities                                                                               899,682               747,571
                                                                                                -----------             ---------
Commitments and contingencies                                                                             -                     -
                                    SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding                               -                     -
Common stock, par value $.10; 40,000 shares authorized,  20,321 and 19,749 shares issued              2,032                 1,975
Additional paid-in capital                                                                           96,992                94,802
Accumulated other comprehensive income                                                                1,119                10,583
Retained earnings                                                                                    60,810                92,141
                                                                                                -----------             ---------
                                                                                                    160,953               199,501
Less 915 common shares held in treasury, at cost                                                     (6,705)               (6,705)
                                                                                                -----------             ---------
                                                                                                    154,248               192,796
                                                                                                -----------             ---------
    Total liabilities and shareholders' equity                                                  $ 1,053,930             $ 940,367
                                                                                                ===========             =========

                See accompanying notes to consolidated financial statements.


                    PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations and Comprehensive Income
                                        (unaudited)
                       (amounts in thousands, except per share data)

                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  -------------------------------    ------------------------------
                                                                      2002             2001                2002              2001
                                                                      ----             ----                ----              ----
 Revenues:
   Premium revenue                                                  $ 83,635         $ 80,588            $251,777          $266,646
   Net investment income                                              10,122            8,571              29,829            22,481
   Net realized capital gains (losses)                                    85             (314)             14,649            (1,168)
   Trading account loss                                                    -           (1,506)                  -            (2,830)
   Market gain on experience account                                  62,747                -              54,093                 -
   Other income                                                        4,361            2,548              12,175             7,313
                                                                    --------         --------            --------          --------
                                                                     160,950           89,887             362,523           292,442
                                                                    --------         --------            --------          --------
 Benefits and expenses:
   Benefits to policyholders                                         164,170           47,220             306,872           179,592
   Commissions                                                        11,527           16,920              36,034            62,744
   Net policy acquisition costs amortized                              3,403            7,255               7,854             3,608
   General and administrative expense                                 13,344           11,079              34,929            36,670
   Expense and risk charges on reinsurance                             3,577                -              10,731                 -
   Claim litigation costs                                                  -                -                   -              (250)
   Excise tax expense                                                    812                -               2,185                 -
   Interest expense                                                    1,195            1,238               3,585             3,760
                                                                    --------         --------            --------          --------
                                                                     198,028           83,712             402,190           286,124
                                                                    --------         --------            --------          --------

 (Loss) gain before federal income taxes and cumulative
     effect of accounting change                                     (37,078)           6,175             (39,667)            6,318
  Federal income tax (benefit) provision                             (12,607)           2,100             (13,487)            2,148
                                                                    --------         --------            --------          --------
  Net (loss) income before cumulative effect of
     accounting change                                               (24,471)           4,075             (26,180)            4,170
  Cumulative effect of change in accounting principle                     -                -               (5,151)               -
                                                                    --------         --------            --------          --------
  Net (loss) income                                                  (24,471)           4,075             (31,331)            4,170
                                                                    --------         --------            --------          --------
  Other comprehensive income:
     Unrealized holding gain arising during period                       890           14,341                 347            15,519
     Income tax provision from unrealized holdings                      (302)          (5,019)               (118)           (5,432)
     Reclassification of (gain) loss included in net loss                (85)           1,820             (14,649)            3,998
     Income tax benefit from reclassification adjustment                  28             (637)              4,981            (1,400)
                                                                    --------         --------            --------          --------

     Comprehensive (loss) income                                    $(23,940)        $ 14,580            $(40,770)         $ 16,855
                                                                    ========         ========            ========          ========

 Basic earnings per share from net (loss) income before
     cumulative effect of accounting change                         $  (1.26)        $   0.22            $  (1.36)         $   0.33
  Basic earnings per share from net (loss) income                   $  (1.26)        $   0.22            $  (1.63)         $   0.33

 Diluted earnings per share from net (loss) income before
     cumulative effect of accounting change                         $  (1.26)        $   0.22            $  (1.36)         $   0.33
 Diluted earnings per share from net (loss) income before           $  (1.26)        $   0.22            $  (1.63)         $   0.33

 Weighted average number of shares outstanding                        19,376           18,836              19,194            12,703
 Weighted average number of shares outstanding (diluted)              19,376           18,836              19,194            12,826

          See accompanying notes to consolidated financial statements.

                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30,
                                   (unaudited)
                             (amounts in thousands)
                                                                     2002              2001
                                                                     ----              ----
Cash flow from operating activities:
  Net (loss) income                                               $ (31,331)        $   4,170
  Adjustments to reconcile net (loss) income to cash
    provided by operations:
    Amortization of intangible assets                                 1,313             1,516
    Cumulative effect of accounting change                            5,151                 -
    Amortization of gain on assumption reinsurance                    1,980                 -
    Policy acquisition costs, net                                     7,854             3,608
    Deferred income taxes                                           (11,988)              583
    Depreciation expense                                              1,274             1,165
    Net realized capital (gains) losses                             (14,649)            1,168
    Trading account loss                                                  -             2,830
    Net proceeds from purchase and sales of trading securities            -            (1,172)
  Increase (decrease) due to change in:
    Receivables from agents                                             779             1,156
    Receivable from reinsurers                                          430             3,938
    Experience account due from reinsurer                          (122,593)                -
    Policy and contract claims                                      110,180            38,807
    Policy reserves                                                  63,238            16,899
    Accounts payable and other liabilities                           (1,519)            9,331
    Federal income taxes recoverable                                 (1,071)            1,579
    Accrued investment income                                         7,476            (1,345)
    Other, net                                                         (523)           (1,077)
                                                                  ---------         ---------
      Cash provided by operations                                    16,001            83,156

Cash flow from investing activities:
  Proceeds from sales of bonds                                      473,554            70,780
  Proceeds from sales of equity securities                            9,547             8,395
  Proceeds from maturities of bonds                                   3,672            12,402
  Purchase of bonds                                                 (25,523)         (234,412)
  Purchase of equity securities                                         (20)          (12,670)
  Increase in corporate owned life insurance                         (2,576)                -
  Initial premium for experience account                           (563,529)                -
  Acquisition of property and equipment                              (1,450)           (1,579)
                                                                  ---------         ---------
      Cash used in investing                                       (106,325)         (157,084)

Cash flow from financing activities:
  Proceeds from exercise of stock options                                 -                12
  Proceeds from stock offering                                        2,351            25,726
  Repayments of long-term debt                                       (2,924)           (2,758)
                                                                  ---------         ---------
      Cash (used in) provided by financing                             (573)           22,980
                                                                  ---------         ---------
Decrease in cash and cash equivalents                               (90,897)          (50,948)
Cash balances:
  Beginning of period                                               114,600           116,596
                                                                  ---------         ---------
  End of period                                                   $  23,703         $  65,648
                                                                  =========         =========

             See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002 (unaudited) (amounts in thousands, except per share data)

     The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2001 of Penn Treaty American Corporation (the "Company").

     In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations, comprehensive income and cash flows for the interim periods.

1.   Regulatory Developments:

     The Company's insurance subsidiaries are required to hold statutory surplus that is, at a minimum, above a calculated authorized control level at which the Pennsylvania Insurance Department (the "Department") may place its insurance subsidiaries under regulatory control, leading to rehabilitation or liquidation. Insurers are obligated to hold additional statutory surplus above the authorized control level. At December 31, 2000, Penn Treaty, the Company's primary insurance subsidiary, representing 94% of our direct premium, had Total Adjusted Capital at the Regulatory Action level. As a result, it was required to file a Corrective Action Plan (the "Plan") with the insurance commissioner.

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

o An agreement to increase statutory reserves by an additional $125,000, of which $50,000 remains to be increased throughout 2002-2004, such that the Insurers' policy reserves will be based on new, current claims assumptions and will not include any rate increases. These claim assumptions are applied to all policies, regardless of issue year and are assumed to have been present since the policy was first issued. The reinsurance agreement has provided the capacity to accommodate this increase.

     As a result of their statutory capital positions and pending the formulation and approval of the Plan, the Company's Pennsylvania insurance subsidiaries ceased new sales during 2001. Upon the approval by the Department of the Plan, the Company recommenced new sales in 23 states, including Pennsylvania. The Company has since recommenced sales in eight additional states, including its announced addition of Florida in August 2002, which has historically represented approximately 25% of the Company's new business sales (See Note 10). In August 2002, the Company also recommenced sales in Texas, which has historically represented approximately 5% of the Company's sales. However, the Company has not yet commenced new business sales in California, Virginia or Illinois, which together have traditionally represented approximately 27% of new sales.

2.   Reinsurance Agreements:

     As a primary component of the Plan, effective December 31, 2001, the Company entered into a reinsurance transaction to reinsure, on a quota share basis, substantially all of its respective long-term care insurance policies then in-force. The agreement was entered with Centre Solutions (Bermuda) Limited. The agreement is subject to certain coverage limitations, including an aggregate limit of liability that is a function of certain factors and that may be reduced in the event that rate increases are not obtained.

     The initial premium of the reinsurance treaty resulted in the transfer of approximately $563,000 in cash and marketable securities during February 2002, and $56,000 as funds held due to the reinsurer. The initial and future premium of the reinsured policies, less claims payments, ceding commissions and risk charges, is credited to a notional experience account, which is held for the Company's benefit in the event of commutation and recapture following December 31, 2007. The reinsurer provides the Company with an experience account investment credit equal to the total return of a series of benchmark indices and hedges, which are designed to closely match the duration of the Company's claims liabilities. The Company is accounting for the experience account investment credit in accordance with FASB No. 133 and has determined to bifurcate the total return into two components:

1. the investment income component, or a variable debt host with a yield that is represented by the yield to maturity of the underlying benchmark indices, and

2. a change in market value component, which reflects the effect of a change in current interest rates, as determined by the current market value of the underlying indices.

     As a result, the Company's financial statements are subject to significant volatility. The benchmark indices are comprised of US treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years. During the nine-month period ending September 30, 2002, the Company recorded $28,391 in net investment income from the debt host and a market gain of $54,093.

     The reinsurance agreement contains commutation provisions and allows the Company to recapture the reserve liabilities and the current experience account balance as of December 31, 2007, or on December 31 of any year thereafter. The Company intends, but is not required to commute the agreement on December 31, 2007 and would incur significant penalties for not commuting. In the event the Company does not commute the agreement on December 31, 2007, it will be subject to escalating risk charges, which require the Company to owe annual amounts to the Reinsurer in excess of $10,000. The risk charges increase to approximately $13,000 per year if the Company does not commute the agreement before January 1, 2008. Additionally, the reinsurance provisions contain covenants and conditions that, if breached, may result in the immediate commutation of the agreement and the payment of $2,500 per quarter from the period of the breach through December 31, 2007. These covenants include, but are not limited to, covenants relating to material breaches and insolvency.

     This agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules. However, this agreement does not qualify for reinsurance treatment in accordance with FASB No. 113 because, based on the Company's analysis, the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, expense and risk charges due to the reinsurer and the aggregate limit of liability.

     As part of the agreement, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants are exercisable through December 31, 2007 at common stock equivalent prices ranging from $4.00 to $12.00 per share, if converted. The reinsurer, at its sole discretion, may execute a cash exercise or a cashless exercise. If exercised for cash, at the reinsurer's option, the warrants could yield additional capital and liquidity of approximately $20,000 and, if converted, the convertible preferred stock would represent approximately 15% of the then outstanding shares of our common stock. If the agreement is not commuted following December 31, 2007, the reinsurer may exercise the fourth tranche of warrants to purchase convertible preferred stock purchase warrants at a common stock equivalent price of $2.00 per share. If converted, the convertible preferred stock would potentially generate additional capital of $12,000 and would represent an additional 20% of the then outstanding common stock. The reinsurer is under no obligation to exercise any of the warrants.

     The warrants are part of the consideration for the reinsurance contract and are recognized as premium expense over the anticipated life of the contract, which is six years. The warrants were valued at the issuance date using a Black-Scholes model with the following assumptions: 6.0 years expected life, volatility of 70.9% and a risk free rate of 4.74%. The $15,855 value of the warrants was recorded as a deferred premium as of December 31, 2001. $1,980 of the deferred premium was amortized to expense during the nine months ended September 30, 2002.

     The agreement also granted the reinsurer the option to participate in reinsuring new business sales up to 50% on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure a portion of future sales. Subsequent to September 30, 2002, the Company submitted a preliminary draft of the proposed reinsurance agreement to the Pennsylvania Insurance Department for review. Because the proposed reinsurance agreement has not yet been agreed upon by the entering parties or the Pennsylvania Insurance Department, no impact has been reflected in the Company's statements of operations.

3.   Contingencies:

     The Company and certain of its key executive officers are defendants in consolidated actions that were instituted on April 17, 2001 in the United States District Court for the Eastern District of Pennsylvania by shareholders of the Company, on their own behalf and on behalf of a putative class of similarly situated shareholders who purchased shares of the Company's common stock from July 23, 2000 through and including March 29, 2001. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as a result of misstatements and omissions allegedly contained in the Company's periodic reports filed with the SEC, certain press releases issued by the Company, and in other statements made by its officials. The alleged misstatements and omissions relate, among other matters, to the statutory capital and surplus position of the Company's largest subsidiary, PTNA. We believe that the complaint is without merit, and we will continue to vigorously defend the matter. The Company does not believe that the eventual outcome will have a material effect on the financial condition or results of operations.

     In June of 2000, the Company instituted an action against a vendor for breach of contract, seeking a refund of license fees paid for computer software and for the recovery of its attorneys' fees. The purchase of the software was on a trial basis, and, at the end of the evaluation period, the Company had the right to return the software for a refund of $371 in license fees paid, less an administrative fee of $25. A final payment of $123 was due if the Company decided to keep the software. The Company returned the software to the vendor, in February 2000 and requested a refund of the license fees paid. The vendor refused to refund the license fees to the Company, and filed a counter-claim against the Company, seeking the final payment of $123 plus its attorneys' fees.

     After trial held subsequent to September 30, 2002, the Court found in favor of the vendor, and ordered that the Company be liable for damages in the amount of $123, pre-judgment and post-judgment interest, and attorneys' fees in the amount of $90. The parties are awaiting a final judgment to be entered by the Court. Once the final judgment has been entered, the Company will have an opportunity to determine its options for appeal of this matter. For the period ended September 30, 2002, the Company recorded an expense of approximately $650 for this judgement.

4.   Investments:

     Management has categorized all of its investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet. As of September 30, 2002, shareholders' equity was increased by $1,125 due to unrealized gains of $1,730 in the investment portfolio. As of December 31, 2001, shareholders' equity was increased by $10,581 due to unrealized gains of $16,032 in the investment portfolio. The amortized cost and estimated market value of the Company's available for sale investment portfolio as of September 30, 2002 and December 31, 2001 are as follows:

                                            September 30, 2002                     December 31, 2001
                                            ------------------                     -----------------
                                          Amortized      Estimated              Amortized       Estimated
                                            Cost        Market Value               Cost       Market Value
                                            ----        ------------               ----       ------------
   U.S. Treasury securities
     and obligations of U.S.
     Government authorities
     and agencies                         $  14,532      $ 15,767              $ 164,712       $ 172,063

   Obligations of states and
     political sub-divisions                      -             -                    572             612

   Mortgage backed securities                 1,824         1,899                 42,587          43,331

   Debt securities issued by
    foreign governments                         206           217                 11,954          12,089

   Corporate securities                       9,214         9,623                243,793         250,513

   Equities                                       -             -                  8,760           9,802

   Policy Loans                                 237           237                    181             181
                                          ---------      --------              ---------       ---------

   Total Investments                      $  26,013      $ 27,743              $ 472,559       $ 488,591
                                          =========      ========              =========       =========

   Net unrealized gain                        1,730                               16,032
                                          ---------                            ---------

                                          $  27,743                            $ 488,591
                                          =========                            =========

     The majority of the Company's investment portfolio was transferred to the reinsurer as part of the initial premium paid for the Company's December 31, 2001 reinsurance transaction. The reinsurer maintains a notional experience account for the Company's benefit in the event of future commutation of the reinsurance agreement. The Company receives an investment credit equal to the total return of a series of benchmark indices and hedges. The experience account balance at September 30, 2002 was $686,122.

     Pursuant to certain statutory licensing requirements, as of September 30, 2002, the Company had on deposit bonds aggregating $8,923 in Insurance Department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

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

                                                        Three Months Ended September 30,   Nine Months Ended September 30,
                                                        -------------------------------    ------------------------------
                                                            2002             2001               2002            2001
                                                            ----             ----               ----            ----
Net (loss) income before cumulative effect of
     accounting change                                    $ (24,471)        $  4,075         $ (26,180)       $  4,170
Weighted average common shares outstanding                   19,376           18,836            19,194          12,703
                                                          ---------         --------         ---------        --------
Basic earnings per share from net income before
     cumulative effect of accounting change               $   (1.26)        $   0.22         $   (1.36)       $   0.33
                                                          =========         ========         =========        ========

Net (loss) income before cumulative effect of
     accounting change                                    $ (24,471)        $  4,075         $ (26,180)       $ 4,170
Cumulative effect of accounting change                           -                -             (5,151)            -
                                                          ---------         --------         ---------        -------
Net (loss) income                                         $ (24,471)        $  4,075         $ (31,331)       $ 4,170
                                                          ==========        ========         =========        =======

Basic earnings per share from net income                  $   (1.26)        $   0.22         $   (1.63)       $  0.33
                                                          ==========        ========         =========        =======

Adjustments net of tax:
     Interest expense on convertible debt                 $      -          $     -          $      -         $     -
     Amortization of debt offering costs                         -                -                 -               -
                                                          ---------         --------         ---------        --------
Diluted net (loss) income before cumulative effect of
     accounting change                                    $ (24,471)        $  4,075         $ (26,180)       $  4,170
                                                          ==========        ========         =========        ========
Diluted net (loss) income                                 $ (24,471)        $  4,075         $ (31,331)       $  4,170
                                                          ==========        ========         =========        ========

Weighted average common shares outstanding                   19,376           18,836            19,194          12,703
Common stock equivalents due to dilutive
     effect of stock options/warrants                            -                -                 -              123
Shares converted from convertible debt                           -                -                 -               -
                                                          ---------         --------         ---------        --------
Total outstanding shares for diluted earnings
     per share computation                                   19,376           18,836            19,194          12,826
                                                          ---------         --------         ---------        --------

Diluted earnings per share from net income before
     cumulative effect of accounting change               $   (1.26)        $   0.22         $   (1.36)       $   0.33
                                                          ==========        ========         =========        ========
Diluted earnings per share                                $   (1.26)        $   0.22         $   (1.63)       $   0.33
                                                          ==========        ========         =========        ========


     Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the three months and nine months ended September 30, 2002 are 2,786 and 2,980, respectively and 2,628 and 2,627 for the three months and nine months ended September 30, 2001, respectively.

6.   Policy and Contract Claims:

     The Company establishes reserves for the future payment of all currently incurred claims. The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. Claim reserves reflect actual experience through the most recent time period. Claim reserves include current assumptions as to type and duration of care, remaining policy benefits, and interest rates. The Company compares actual experience with estimates and adjusts its reserves on the basis of such comparisons.

     To estimate reserves for future claims payments more precisely, the Company has refined its assumptions and process for developing these reserves. The Company has recently completed an analysis of the adverse deviation recognized in the past development of its reserves for current claims. As a result of this analysis, the Company's actuarial modeling suggests that future claim payments will likely exceed its past assumptions, which, if unaddressed, could continue to cause future adverse deviation.

     As a result, the Company has made two modifications to its process for developing claims reserves:

     a)   Redefinition of Claims:

          In the past 10 years, more policies have been sold offering benefits for both nursing facility and in-home health care coverage. The Company has recorded claims that begin in one type of care and later move to another type of care as two separate claims. Defining claims in this manner has projected a greater number of expected claims from certain types of policies. However, the Company believes that it has also underestimated the expected length of individual claims. The Company has now determined to define this as one claim, using the earliest date of service as the incurral date. This redefinition of claims results in fewer expected future claims, but anticipates that each claim will last longer.

     b)   Continuance Assumptions:

          Once a claim occurs, the Company develops claim reserves by using continuance tables, which measure the likelihood of a claim continuing in the future. Historically, the Company has applied every claim to a set of uniform continuance tables. The Company's actuarial modeling suggests that this method no longer reflects the increasing number of claims from policies with longer benefit periods or increased benefit amounts. The Company has developed an improved methodology by creating separate continuance patterns for facility, home health and comprehensive care, as well as for tax qualified and non-qualified plans. In addition, the Company has established separate continuance tables for claims caused by cognitive impairment. As a result, the Company believes that the duration of its existing claims will be longer than was previously expected and has adopted this assumption and process change.

     As a result of its redefinition of claims and employment of new continuance tables for separate types of claims, the Company has strengthened its policy and contract reserves by $83,000 in the third quarter, 2002, which is primarily attributable to claims incurred prior to January 1, 2002.

     In addition, the Company reduced its assumed discount rate from 6.5% to 5.7% based upon recent investment yields. This change resulted in an increase to reserves of approximately $5,000.

7.   Policy Reserves and Deferred Policy Acquisition Costs:

     We also maintain reserves for policies that are not currently on claim based upon actuarial expectations that a policy may go on claim in the future. Benefit reserves are determined by evaluating future claims less premium payments to determine the present value of our anticipated future liability. These reserves are calculated based on factors that include estimates for mortality, morbidity, interest rates, premium rate increases and persistency. Factor components generally include assumptions that are consistent with both our experience and industry practices.

     In connection with the sale of its insurance policies, the Company defers and amortizes a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred policy acquisition costs ("DAC") is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, the Company is required to expense fully the DAC associated with the terminated policies.

     At September 30, 2002, the Company reviewed the appropriateness and recoverability of its existing DAC. From this review, it determined to recognize a DAC impairment loss of $1,100 during the third quarter of 2002 primarily as a result of the incorporation of certain assumptions related to the future profitability of its current business in force. These assumptions included the use of a lower discount rate, which reflects the current interest rate environment, higher anticipated claims costs due to newly estimated claim duration and expected future premium rate increases on policies for which the Company has already filed or anticipates filing. Also, these new assumptions are utilized in the determination of the Company's policy reserves. In the event that premium rate increases cannot be obtained as needed, the Company's DAC could be further impaired and the Company would incur an expense in the amount of the impairment.

8.   New Accounting Principles:

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

     SFAS No. 142, "Goodwill and Other Intangible Assets," primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill at that time. During the second quarter 2002, the Company completed an impairment analysis of goodwill, in accordance with FASB No. 142. The Company's goodwill was recorded as a result of the purchase of its agencies and its insurance subsidiaries. As part of its evaluation, the Company completed numerous steps in determining the recoverability of its goodwill. The first required step was the measurement of total enterprise fair value versus book value. Because the Company's fair market value, as measured by its stock price, was below book value at January 1, 2002, goodwill was next evaluated at a reporting unit level, which comprised its insurance agencies and insurance subsidiaries.

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

     No goodwill was amortized for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, the Company amortized $970 of goodwill. For comparative purposes, the following table adjusts net income and basic and diluted earnings per share for the third quarter and nine months ended September 30, 2001, as if goodwill amortization had ceased at the beginning of 2001 and no cumulative effect of accounting change had occurred.

                                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                                       -------------------------------     ------------------------------
                                                             2002           2001               2002             2001
                                                             ----           ----               ----             ----

Reported net (loss) income                               $ (24,471)       $ 4,075          $ (26,180)         $ 4,170
Adjustment for goodwill amortization, net of tax                --            213                 --              640
                                                         ---------        -------          ---------          -------
   Adjusted net (loss) income                            $ (24,471)       $ 4,288          $ (26,180)         $ 4,810
                                                         ==========       =======          ==========         =======

Reported basic earnings per share                          $ (1.26)        $ 0.22            $ (1.36)          $ 0.33
Adjustment for goodwill amortization, net of tax                --           0.01                 --             0.05
                                                         ---------        -------          ---------          -------
   Adjusted basic earnings per share                       $ (1.26)        $ 0.23            $ (1.36)          $ 0.38
                                                         ==========       =======          ==========         =======

Reported diluted earnings per share                        $ (1.26)        $ 0.22            $ (1.36)          $ 0.33
Adjustment for goodwill amortization, net of tax                --           0.01                 --             0.05
                                                         ---------        -------          ---------          -------
   Adjusted diluted earnings per share                     $ (1.26)        $ 0.23            $ (1.36)          $ 0.38
                                                         ==========       =======          ==========         =======

9.   Equity Placement:

     In March 2002, the Company completed a private placement of 510 shares of common stock for net proceeds of $2,352. The common stock was sold to several current and new institutional investors, at $4.65 per share. The offering price was a 10 percent discount to the 30-day average price of our common stock prior to the issuance of the new shares. Pursuant to registration rights granted in the private placement, the Company filed a registration statement registering the shares granted in the private placement for resale. The Securities and Exchange Commission declared the registration statement effective on June 20, 2002. The proceeds of the private placement provided additional liquidity to the parent company to meet its current year debt service obligations. The proceeds, together with currently available cash sources, are sufficient to meet the Company's cash requirements through March 31, 2003 but may not be sufficient to meet interest requirements on the Company's debt for April and June 2003, and will not be sufficient to meet its October and December 2003 interest requirement or to retire a portion of its outstanding subordinated debt upon maturity in December 2003.

     In June 2002, the Company completed a private placement of 60 shares of common stock as compensation to its financial advisor in conjunction with the private placement of 510 shares and as consideration for future services. 30 of these shares were included in the resale registration statement, which was declared effective by the Securities and Exchange Commission on June 20, 2002. The Company recorded $325 as an expense in 2002 related to this item.

10.  Subsequent Events:

     In September 2002, the Company, having made all necessary filings with the Securities and Exchange Commission, commenced an offer of up to $74,750 in aggregate principal amount of 6-1/4% Convertible Subordinated Notes due 2008 in exchange for up to all of its outstanding 6-1/4% Convertible Subordinated Notes due 2003. Under the terms of the exchange, the new notes would have terms similar to the former notes but mature in October 2008 and would be convertible into shares of the Company's common stock at a conversion price of $5.31. Prior to the termination of the exchange offer, the Company reduced its offered conversion price to $4.50. In addition, beginning in October 2004, the new notes are mandatorily convertible if, at any time, the 15-day average closing price of the Company's common stock exceeds 110% of the conversion price. On October 24, 2002, the Company's exchange offer expired and the Company exchanged $59,703 of the old notes due 2003 for new notes due 2008. The remaining old notes mature in December 2003 and are convertible into shares of the Company's common stock at a conversion price of $28.44.

     In October 2002, the Company announced that it intends to raise additional equity capital prior to March 31, 2003 in order to support future sales growth, provide additional parent company liquidity and continue to meet statutory requirements. The Company's primary insurance subsidiary is required to raise approximately $25,000 of additional equity capital prior to December 31, 2002 in order to remain in compliance with its Consent Order entered with the Florida Insurance Department upon the recommencement of sales in July 2002. The Consent Order includes, among other requirements with which the Company's subsidiary is currently in compliance, a requirement to raise sufficient equity capital to meet Florida requirements for gross premium to surplus ratios. If the Company (on behalf of its subsidiary) is unsuccessful in its efforts to raise additional capital and is unable to report December 31, 2002 statutory capital sufficient to meet the required Florida gross premium to surplus ratio, the Company could be required to cease new sales in Florida and its certificate of authority could be suspended by the Florida Insurance Department until sufficient capital could be raised. The intended equity capital raise does not contemplate future liquidity requirements of the parent company.


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

     Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported losses, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. We believe that we maintain adequate reserves as mandated by each state in which we are currently writing business at September 30, 2002. For a description of current regulatory matters affecting our insurance subsidiaries, see "Liquidity and Capital Resources" and "Subsidiary Operations."

     Our results of operations are affected significantly by the following other factors:

     Level of required reserves for policies in-force. The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. Claim reserves reflect actual experience through the most recent time period. We compare actual experience with estimates and adjust our reserves on the basis of such comparisons. We also establish benefit reserves for policies that are not currently incurred in the event of future claims payments.

     We also maintain reserves for policies that are not currently on claim based upon actuarial expectations that a policy may go on claim in the future. Benefit reserves are determined by evaluating future claims less premium payments to determine the present value of our anticipated future liability. These reserves are calculated based on factors that include estimates for mortality, morbidity, interest rates, premium rate increases and persistency. Factor components generally include assumptions that are consistent with both our experience and industry practices.

     Additions or releases/reductions of reserves are recognized in our current consolidated statements of operations and comprehensive income and are a material component of our net income. A portion of premium collected in each period is set aside to establish reserves for future policy benefits. Establishing reserves is an uncertain process, and we cannot assure that actual claims expense will not materially differ from the assumptions utilized in the establishment of reserves. Any variance from these assumptions could affect our profitability in future periods.

     Policy premium levels. We attempt to set premium levels to maximize profitability. Premium levels on new products, as well as rate increases on existing products, are subject to government review and regulation.

     Deferred policy acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred policy acquisition costs ("DAC") is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies. In addition, the assumptions underlying DAC and our policy benefit reserves are periodically reviewed and updated to reflect current assumptions. In the event that we would determine that our DAC is not fully recoverable, we would impair the value of our DAC and would fully expense the impaired amount. See "Results of Operations - Deferred Policy Acquisition Costs"

     Investment income and experience account. Our investment portfolio, excluding our experience account, consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the duration of our investments (approximately 5.0 years), investment income does not immediately reflect changes in market interest rates.

     In February 2002, in connection with our December 31, 2001 reinsurance agreement, we transferred substantially all of our investment portfolio to our reinsurer. The initial and future premium of the reinsured policies, less claims payments, ceding commissions and risk charges, is credited to a notional experience account, which is held for our benefit in the event of commutation and recapture following December 31, 2007. The reinsurer provides us with an experience account investment credit equal to the total return of a series of benchmark indices and hedges, which are designed to closely match the duration of our claims liabilities. We are accounting for the experience account investment credit in accordance with FAS No. 133 and have determined to bifurcate the total return into two components:

     1. the investment income component, or variable debt host with a yield that is represented by the yield to maturity of the underlying benchmark indices, in effect providing the Company with investment earnings equal to current market rates, and

     2. a change in market value component, which reflects the effect of a change in current interest rates, as determined by the current market value of the underlying benchmark indices.

     As a result, our financial statements are subject to significant volatility. Recorded market value gains or losses, although recognized in current earnings, are expected to be offset in future periods as a result of our receipt of the most recent market rates, and, therefore, have no anticipated long-term impact on shareholder value. The benchmark indices are comprised of US treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years.

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

     External factors also contribute to policy renewal or lapsation. Economic cycles can influence a policyholder's ability to continue the payment of insurance premiums when due. We believe that newly enacted tax relief for certain long-term care insurance premiums and other governmental initiatives have raised public awareness of the escalating costs of long-term care and the value provided to the consumer of long-term care insurance. The ratings assigned to our insurance subsidiaries by independent rating agencies also influence consumer decisions.

     Lapsation and persistency can both positively and adversely affect future earnings. Reduced lapsation and higher persistency generally result in higher renewal premiums and lower amortization of deferred acquisition costs, but may lead to increased claims in future periods. Higher lapsation can result in reduced premium collection, a greater percentage of higher-risk policyholders, and accelerated expensing of deferred acquisition costs. However, higher lapsation may also lead to decreased claims in future periods.


Results of Operations

Three Months Ended September 30, 2002 and 2001 amounts in thousands, except per share data)

Premiums. Total premium revenue earned in the three month period ended September 30, 2002 (the "2002 quarter"), including long-term care, disability, life and Medicare supplement, increased 3.8% to $83,635, compared to $80,588 in the same period in 2001 (the "2001 quarter"). Premium in the 2001 quarter was reduced $10,009 as a result of the accounting treatment for the reinsurance of our disability business to an unaffiliated insurer.

     Total first year premiums earned in the 2002 quarter decreased 82.0% to $1,279, compared to $7,118 in the 2001 quarter. First year long-term care premiums earned in the 2002 quarter decreased 84.2% to $1,046, compared to $6,629 in the 2001 quarter. We experienced significant reductions in new premium sales due to the cessation of new business generation in all states and due to continued market concerns regarding our insurance subsidiaries' statutory surplus. Under our Corrective Action Plan (the "Plan"), which was approved by the Pennsylvania Insurance Department (the "Department") in the first quarter of 2002, we recommenced sales in certain states, but intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. See "Liquidity and Capital Resources."

     Effective September 10, 2001, we determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was completed and approved by the Department. This decision resulted from our concern about further depletion of statutory surplus from new sales prior to the completion and approval of the Plan and from increasing concern with respect to the status of the Plan expressed by many states in which the Company is licensed to conduct business. Upon the approval by the Department of the Plan in February 2002, we recommenced new sales in 23 states, including Pennsylvania. We have since recommenced sales in eight additional states, including Florida (See "Liquidity and Capital Resources"), which has historically represented approximately 25% of our sales. In August 2002, we also recommenced sales in Texas, which has historically represented approximately 5% of our sales. However, we have not yet commenced new business sales in California, Virginia or Illinois, which together have traditionally represented approximately 27% of sales. We are actively working with the remaining states to recommence sales in all jurisdictions.

     Total renewal premiums earned in the 2002 quarter decreased 1.3% to $82,356, compared to $83,479 in the 2001 quarter. Renewal long-term care premiums earned in the 2002 quarter decreased .8% to $79,575, compared to $80,215 in the 2001 quarter. We may continue to experience reduced renewal premiums in the future, especially given our recent premium rate increases, which are anticipated to cause additional policy lapses. Current declines in first year premiums, as discussed above, will negatively impact future renewal premium growth.

Net Investment Income. Net investment income earned for the 2002 quarter increased 18.1% to $10,122, from $8,571 for the 2001 quarter.

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

     Our average yield on invested assets at cost, including cash and cash equivalents, was 6.1% in both the 2002 and 2001 quarters. Although market interest rates have declined, the yield in the 2002 quarter resulted from having investments only in higher yielding bonds (including the makeup of the underlying experience account indices, which have a duration of approximately 11 years), rather than in bonds and common stocks, as were present in the 2001 quarter. The investment income component of our experience account investment credit generated $9,798 in the 2002 quarter.

Net realized capital gains and trading account activity. During the 2002 quarter, we recognized capital gains of $85, compared to capital losses of $314 in the 2001 quarter. The results in the 2002 and 2001 quarters were recorded as a result of our normal investment management operations.

     During 2001, we classified our convertible bond portfolio as trading account investments. Changes in trading account investment market values were recorded in our statement of operations during the period in which the change occurred, rather than as an unrealized gain or loss recorded directly through equity. As a result, we recorded a trading account loss in the 2001 quarter of $1,506, which reflected the unrealized and realized loss of our convertible portfolio that arose during that quarter. No investments were classified as trading during the 2002 quarter.

Market gain (loss) on experience account. We recorded a market gain on our experience account balance of $62,747 in the 2002 quarter.

     As discussed in "Overview" and "Net Investment Income" above, the reinsurer of our new reinsurance agreement maintains a notional experience account for our benefit in the event of future recapture. The notional experience account receives an investment credit based upon the total return of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our reserve liabilities. Periodic changes in the market values of the benchmark indices and derivative hedges are recorded in our financial statements as a realized gain or loss in the period in which they occur. As a result, our future financial statements are subject to significant volatility.

Other income. We recorded $4,361 in other income during the 2002 quarter, up from $2,548 in the 2001 quarter. The increase is attributable primarily to a recognition of a deferred gain from the sale of our disability business in the 2001 quarter. The sale was done as a 100% quota share agreement, in contemplation of a subsequent assumption of the business, where actual ownership of the policies would change. In the 2002 quarter, approximately 50% of the policies were assumed and we recorded the corresponding portion of the ceding commission as a gain to other income.

Benefits to policyholders. Total benefits to policyholders in the 2002 quarter increased 248% to $164,170, compared to $47,220 in the 2001 quarter. Our loss ratio, or policyholder benefits to premiums, was 196.3% in the 2002 quarter, compared to 58.6% in the 2001 quarter.

     As discussed in "Overview" above, we establish reserves for current claims based upon current and historical experience of our policyholder benefits, including an expectation of claims incidence and duration, as well as the establishment of a reserve for claims that have been incurred but are not yet reported. We continuously monitor our experience to determine the best estimate of reserves to be held for future payments of these claims. As a result, we periodically refine our process to incorporate the most recent known information in establishing these reserves.

     Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. During the third quarter 2001, we filed for premium rate increases on the majority of our policy forms. These rate increases were necessary because we expect higher loss ratios as a result of higher claims expectations than existed at the time of the original form filings. We have currently received approval for more than 90% of the rate increases requested. We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining future rate increases when deemed necessary, or if we do not pursue rate increases when actual claims experience exceeds our expectations, we would suffer a financial loss.

     Our benefit reserves, which are held for policyholders not currently on claim, are highly dependent upon policyholder persistency. As a result of our recently implemented premium rate increases, we experienced a decline in persistency, or "shock lapse," because certain policyholders elected not to pay the higher premium amounts. During the 2002 quarter, although lapses were within the bounds of our expectations, we believe that a greater portion of lapses occurred in policies with shorter benefit periods than was expected. The resultant mix of policies for which we hold reserves is comprised of a greater percentage of policies with longer benefit periods. As a result, our benefit reserves in the 2002 quarter were approximately $5,000 higher than anticipated.

     We establish reserves for the future payment of all currently incurred claims. The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. Claim reserves reflect actual experience through the most recent time period. Claim reserves include current assumptions as to type and duration of care, remaining policy benefits and interest rates. We compare actual experience with estimates and adjusts its reserves on the basis of such comparisons.

     To estimate reserves for future claims payments more precisely, we have refined our assumptions and processes for developing these reserves. We have recently completed an analysis of the adverse deviation recognized in the past development of our reserves for current claims. As a result of this analysis, our actuarial modeling suggests that future claim payments will likely exceed our past assumptions, which, if unaddressed, could continue to cause future adverse deviation.

     As a result, we have made two modifications to our process for developing claims reserves:

     a)   Redefinition of Claims :

          In the past 10 years, more policies have been sold offering benefits for both nursing facility and in-home health care coverage. We have recorded claims that begin in one type of care and later move to another type of care as two separate claims. Defining claims in this manner has projected a greater number of expected claims from certain types of policies. However, we believe that we have also underestimated the expected length of individual claims. We have now determined to define this as one claim, using the earliest date of service as the incurral date. This redefinition of claims results in fewer expected future claims, but anticipates that each claim will last longer.

     b)   Continuance Assumptions:

          Once a claim occurs, we develop claim reserves by using continuance tables, which measure the likelihood of a claim continuing in the future. Historically, we have applied every claim to a set of uniform continuance tables. Our actuarial modeling suggests that this method no longer reflects the increasing number of claims from policies with longer benefit periods or increased benefit amounts. We have developed an improved assumption and process by creating separate continuance patterns for facility, home health and comprehensive care, as well as for tax qualified and non-qualified plans. In addition, we have established separate continuance tables for claims caused by cognitive impairment. As a result, we believe that the duration of existing claims will be longer than was previously expected and have adopted this assumption and process change.

     By redefining these `multiple' claims as a single claim and by employing assumptions and processes for predicting the continuance of claims, we are confident that we can predict future claims development with a much higher degree of precision. By retrospectively applying these findings to earlier periods in multiple tests, we would have seen substantially less adverse deviation from expected results in the development of claims reserves. We further believe that the new assumptions will serve to reduce future reserve volatility by more closely predicting future claims development.

As a result of this redefinition of claims and employment of new continuance tables for separate types of claims, we have increased our policy and contract claims by $83,000 in the 2002 quarter, which is primarily attributable to claims incurred prior to January 1, 2002.

     Further, by employing a lower discount rate of 5.7% in the 2002 quarter, rather than the 6.5% that had been used prior to the current quarter, we increased our claims reserves by approximately $5,000. We believe that, as a result of lower market interest rates, the lower discount rate more closely matches our currently anticipated return from the investment of assets supporting these reserves.

Commissions. Commissions to agents decreased 31.9% to $11,527 in the 2002 quarter, compared to $16,920 in the 2001 quarter.

     First year commissions on accident and health business in the 2002 quarter decreased 88.4% to $579, compared to $4,968 in the 2001 quarter, due to the decrease in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 45.3% in the 2002 quarter and 71.2% in the 2001 quarter. We believe that the decrease in the first year commission ratio is primarily attributable to the increased sale of our Secured Risk and Medicare Supplement Policy as a percentage of total sales. These policies pay a lower commission. Our Secured Risk policy provides limited benefits to higher risk policyholders at a substantially increased premium rate. We believe that we are likely to experience an increase in the sale of these policies as a percentage of new sales when we reenter sales in many states as a result of our lower financial ratings with A.M. Best and Standard and Poor's rating services.

     Renewal commissions on accident and health business in the 2002 quarter decreased 17.6% to $10,282, compared to $12,476 in the 2001 quarter, due to the decrease in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 12.6% in the 2002 quarter and 15.2% in the 2001 quarter. We began the implementation of premium rate increases of approximately 20% on our existing policy premium in the 2001 quarter, for which we do not pay commissions. As a result, commission ratios are reduced.

     During the 2002 quarter, we reduced commission expense, as an intercompany elimination, by netting $625 from override commissions affiliated insurers paid to our agency subsidiaries. During the 2001 quarter, we reduced commissions by $892.

Net policy acquisition costs amortized (deferred). The net deferred policy acquisition costs in the 2002 quarter decreased to a net amortization of costs of $3,403, compared to $7,255 in the 2001 quarter.

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

     The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. During the 2002 quarter, higher policyholder lapses (as noted under "Premiums"), resulted in increased amortization of deferred policy acquisition costs. However, the amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. Lower new premium sales during the 2002 and 2001 quarters produced significantly less expense deferral to offset amortized costs. In addition, at December 31, 2001, the Company impaired its deferred acquisition cost asset by approximately $61,800, which resulted in reduced future periodic amortization expense.

     At September 30, 2002, we reviewed the appropriateness and recoverability of DAC. From this review, we determined to recognize a DAC impairment loss of $1,100 during the third quarter of 2002 primarily as a result of the incorporation of certain assumptions related to the future profitability of our current business in force. These assumptions included the use of a lower discount rate, which reflects the current interest rate environment, higher anticipated claims costs due to newly estimated claim duration and reasonably expected future premium rate increases on policies for which we have already filed or anticipate filing. In the event that premium rate increases cannot be obtained as needed, our DAC could be further impaired and we would incur an expense in the amount of the impairment. Also, these new asumptions are now utilized in the determination of our policy reserves.

General and administrative expenses. General and administrative expenses in the 2002 quarter increased 20.4% to $13,344, compared to $11,079 in the 2001 quarter. The 2002 and 2001 quarters include $1,462 and $1,625, respectively of general and administrative expenses related to United Insurance Group expense. The ratio of total general and administrative expenses to premium revenues, excluding United Insurance Group, was 14.2% in the 2002 quarter, compared to 11.7% in the 2001 quarter.

     Although certain expenses have declined as a result of reduced new premium sales, related underwriting and policy issuance expenses and management initiatives to reduce operating expenses, the 2002 quarter includes the following additional expenses that are not related to policy issuance: 1) during the 2002 quarter, we expensed approximately $600 related to consulting costs in the development of our new computer system, 2) subsequent to the end of the 2002 quarter, we lost a lawsuit that we had filed against an unaffiliated party. The total amount expensed as a result of the finding was approximately $650 in the 2002 quarter, 3) during the 2002 quarter, we expensed approximately $650 related to the warrants issued as part of the reinsurance agreement entered on December 31, 2001, which represents a recurring quarterly amount through 2007, and 4) during the 2002 quarter, we expensed approximately $200 for legal and printing costs related to the exchange of our convertible debt.

     We believe that if we remain unable to write new business in certain states where we have ceased new production, or if we are unable to utilize our existing staff and infrastructure capacity to generate additional premiums, we will need to decrease production expenses, which could result in decisions to reduce our staff or other operating functions.

Expense and risk charges on reinsurance and excise tax expense. Our reinsurance agreement provides the reinsurer with annual expense and risk charges, which are charged against our experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2002 quarter, we incurred an expense of $3,577 for this charge. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer. We recorded $812 for excise tax expenses in the 2002 quarter as a result.

Provision for federal income taxes. Due to the loss we recognized in the 2002 quarter, our provision for federal income taxes for the 2002 quarter decreased 700% to a tax benefit of $12,607, compared to an income tax provision of $2,100 for the 2001 quarter. The effective tax rate of 34% in the 2002 and 2001 quarters is below the normal federal corporate rate as a result of anticipated credits from our investments in corporate owned life insurance.

Comprehensive income. During the 2002 quarter, our investment portfolio generated pre-tax unrealized gains of $890, compared to unrealized gains of $14,341 in the 2001 quarter. The reduced unrealized gain at September 30, 2002, is primarily attributable to the sale of the majority of our investment portfolio in conjunction with the initial premium payment for our reinsurance agreement. After accounting for deferred taxes from these gains, shareholders' equity decreased by $24,471 from comprehensive losses during the 2002 quarter, compared to gains of $14,850 in the 2001 quarter.

Nine Months Ended September 30, 2002 and 2001
(amounts in thousands, except per share data)

Premiums. Total premium revenue earned in the nine month period ended September 30, 2002 (the "2002 period"), including long-term care, disability, life and Medicare supplement, decreased 5.6% to $251,777, compared to $266,646 in the same period in 2001 (the "2001 period").

     Total first year premiums earned in the 2002 period decreased 87.9% to $4,830, compared to $39,934 in the 2001 period. First year long-term care premiums earned in the 2002 period decreased 89.2% to $4,123, compared to $38,153 in the 2001 period. We experienced significant reductions in new premium sales due to the cessation of new business generation in all states and due to continued market concerns regarding our insurance subsidiaries' statutory surplus. Under our Plan, which was approved by the Department in the first quarter 2002, we recommenced sales in certain states, but intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. See "Liquidity and Capital Resources."

     Effective September 10, 2001, we determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was completed and approved by the Department. This decision resulted from our concern about further depletion of statutory surplus from new sales prior to the completion and approval of the Plan and from increasing concern with respect to the status of the Plan expressed by many states in which the Company is licensed to conduct business. Upon the approval by the Department of the Plan in February 2002, we recommenced new sales in 23 states, including Pennsylvania. We have since recommenced sales in eight additional states, including Florida (See "Liquidity and Capital Resources"), which has historically represented approximately 25% of our new business production. In August 2002, we also recommenced sales in Texas, which has historically represented approximately 5% of our sales. However, we have not yet commenced new business sales in California, Virginia or Illinois, which together have traditionally represented approximately 27% of new sales. We are actively working with the remaining states, in order to recommence sales in all jurisdictions.

     Total renewal premiums earned in the 2002 period increased 4.3% to $246,947, compared to $236,721 in the 2001 period. Renewal long-term care premiums earned in the 2002 period increased 5.8% to $238,825, compared to $225,715 in the 2001 period. This increase reflects renewals of a larger base of in-force policies. We may experience reduced renewal premiums if policies lapse, especially given our recent premium rate increases, which are anticipated to cause additional policy lapses. Current declines in first year premiums, as discussed above, will negatively impact future renewal premium growth.

Net investment income. Net investment income earned for the 2002 period increased 32.7% to $29,829, from $22,481 for the 2001 period.

     As a result of our new reinsurance agreement, substantially all of our investable assets from business written prior to December 31, 2001, were transferred to the reinsurer. The reinsurer maintains a notional experience account on our behalf in the event that the reinsurance agreement is later commuted. As discussed above in "Overview," the notional experience account is credited with an investment credit equal to the most recent yield to maturity of a series of benchmark indices and hedges, which are designed to closely match the duration of our liabilities. See "Liquidity and Capital Resources."

     Our average yield on invested assets at cost, including cash and cash equivalents, was 6.3% and 5.7%, respectively, in the 2002 and 2001 periods. Although market rates have declined, the higher yield in the 2002 period resulted from having investments only in higher yielding bonds (including the makeup of the underlying experience account indices, which have a duration of approximately 11 years), rather than in bonds and common stocks as were present in the 2001 period. The investment income component of our experience account investment credit generated $28,391 in the 2002 period.

Net realized capital gains and trading account activity. During the 2002 period, we recognized capital gains of $14,649, compared to capital losses of $1,168 in the 2001 period. The gains recognized in the 2002 period resulted from the transfer of substantially all of our invested assets to our reinsurer. The results in the 2001 period were recorded as a result of our normal investment management operations.

     During the 2001 period, we classified our convertible bond portfolio as trading account investments. Changes in trading account investment market values were recorded in our statement of operations during the period in which the change occurred, rather than as an unrealized gain or loss recorded directly through equity. As a result, we recorded a trading account loss in the 2001 period of $2,830, which reflected the unrealized and realized loss of our convertible portfolio that arose during that period. No investments were classified as trading during the 2002 period.

Market gain (loss) on experience account. We recorded a market gain on our experience account balance of $54,093 in the 2002 period.

     As discussed in "Overview" and "Net Investment Income" above, the reinsurer of our new reinsurance agreement maintains a notional experience account for our benefit in the event of future recapture. The notional experience account receives an investment credit based upon the total return of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our reserve liabilities. Periodic changes in the market values of the benchmark indices and derivative hedges are recorded in our financial statements as a realized gain or loss in the period in which they occur. As a result, our future financial statements are subject to significant volatility.

Other income. We recorded $12,175 in other income during the 2002 period, up from $7,313 in the 2001 period. The increase is attributable primarily to an increase in commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers , to income generated from our ownership of corporate owned life insurance policies, and to a recognition of deferred gain from the sale of our disability business in the 2001 period. The sale was done as a 100% quota share agreement, in contemplation of a subsequent assumption of the business, where actual ownership of the policies would change. In the 2002 period, approximately 50% of the policies were assumed and we recorded the corresponding portion of the ceding commission as a gain to other income.

     Benefits to policyholders. Total benefits to policyholders in the 2002 period increased 70.9% to $306,872 compared to $179,592 in the 2001 period. Our loss ratio, or policyholder benefits to premiums, was 121.9% in the 2002 period, compared to 67.4% in the 2001 period.

     As discussed in "Overview" "Benefits to Policyholders" above, we establish reserves for current claims based upon current and historical experience of our policyholder benefits, including an expectation of claims incidence and duration, as well as the establishment of a reserve for claims that have been incurred but are not yet reported ("IBNR"). We continuously monitor our experience to determine the best estimate of reserves to be held for future payments of these claims. As a result, we periodically refine our process to incorporate the most recent known information in establishing these reserves.

     Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. During the third quarter 2001, we filed for premium rate increases on the majority of our policy forms. These rate increases were sought as a result of increased loss ratios resulting from higher claims expectations than existed at the time of the original form filings. The assumptions used in requesting and supporting the premium rate increase filings are consistent with those incorporated in our newest policy form offerings. We have currently received approval for more than 90% of the rate increases requested. We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining future rate increases when deemed necessary, or if we do not pursue rate increases when actual claims experience exceeds our expectations, we would suffer a financial loss.

     We establish reserves for the future payment of all currently incurred claims. The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. Claim reserves reflect actual experience through the most recent time period. Claim reserves include current assumptions as to type and duration of care, remaining policy benefits, and interest rates. We compare actual experience with estimates and adjust reserves on the basis of such comparisons.

     To estimate reserves for future claims payments more precisely, we have refined our assumptions and processes for developing these reserves. We have recently completed an analysis of the adverse deviation recognized in the past development of our reserves for current claims. As a result of this analysis, our actuarial modeling suggests that future claim payments will likely exceed our past assumptions, which, if unaddressed, could continue to cause future adverse deviation.

     As a result, we have made two modifications to our process for developing claims reserves:

     a)   Redefinition of Claims :

          In the past 10 years, more policies have been sold offering benefits for both nursing facility and in-home health care coverage. We have recorded claims that begin in one type of care and later move to another type of care as two separate claims. Defining claims in this manner has projected a greater number of expected claims from certain types of policies. However, we believe that we has also underestimated the expected length of individual claims. We have now determined to define this as one claim, using the earliest date of service as the incurral date. This redefinition of claims results in fewer expected future claims, but anticipates that each claim will last longer.

     b)   Continuance Assumptions:

          Once a claim occurs, we develop claim reserves by using continuance tables, which measure the likelihood of a claim continuing in the future. Historically, we have applied every claim to a set of uniform continuance tables. Our actuarial modeling suggests that this assumption and process method no longer reflects the increasing number of claims from policies with longer benefit periods or increased benefit amounts. We have developed improved assumptions and processes by creating separate continuance patterns for facility, home health and comprehensive care, as well as for tax qualified and non-qualified plans. In addition, we have established separate continuance tables for claims caused by cognitive impairment. As a result, we believe that the duration of existing claims will be longer than was previously expected and have adopted this assumption and process change.

     By redefining these `multiple' claims as a single claim and by employing new assumptions and processes for predicting the continuance of claims, we are confident that we can predict future claims development with a much higher degree of precision. By retrospectively applying these findings to earlier periods in multiple tests, we would have seen substantially less adverse deviation from expected results in the development of claims reserves. We believe that the new assumptions will serve to reduce future reserve volatility by more closely predicting future claims development.

As a result of this redefinition of claims and employment of new continuance tables for separate types of claims, we have increased our policy and contract claims by $83,000 in the 2002 period, which is primarily attributable to claims incurred prior to January 1, 2002.

     Further, by employing a lower discount rate of 5.7% at September 30, 2002, rather than the 6.5% that had been used prior to the current quarter, we increased our claims reserves by approximately $5,000. We believe that, as a result of lower market interest rates, the lower discount rate more closely matches our currently anticipated return from the investment of assets supporting these reserves.

     During the 2002 period, we experienced a change in the composition of our aggregate policyholder base. The resultant composition included more policies with inflation protection, shorter elimination periods and type of care protection than we had previously seen. As a result, during the 2002 period, we are holding higher reserves per policy than in the 2001 period. This change in composition has caused us to hold approximately $21,500 in additional benefit reserves.

Commissions. Commissions to agents decreased 42.6% to $36,034 in the 2002 period, compared to $62,744 in the 2001 period.

     First year commissions on accident and health business in the 2002 period decreased 89.6% to $2,754, compared to $26,528 in the 2001 period, due to the decrease in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 57.0% in the 2002 period and 67.5% in the 2001 period. We believe that the decrease in the first year commission ratio is primarily attributable to the increased sale of our Secured Risk and Medicare Supplement policies as a percentage of total sales. These policies pay a lower commission. Our Secured Risk policy provides limited benefits to higher risk policyholders at a substantially increased premium rate. We believe that we are likely to experience an increase in the sale of these policies as a percentage of new sales when we reenter sales in many states as a result of our lower financial ratings with A.M. Best and Standard and Poor's rating services.

     Renewal commissions on accident and health business in the 2002 period decreased 9.2% to $34,264, compared to $37,744 in the 2001 period, due to the decrease in renewal premiums discussed above. The ratio of renewal accident and health commissions to renewal accident and health premiums was 14.0% in the 2002 period and 16.4% in the 2001 period. We began the implementation of premium rate increases of approximately 20% at the end of the 2001 period, for which we do not pay commissions. As a result, commission ratios are reduced.

     During the 2002 period, we reduced commission expense by netting, as an intercompany elimination, $2,051 from override commissions affiliated insurers paid to our agency subsidiaries. During the 2001 period, we reduced commissions by $2,973.

Net policy acquisition costs amortized (deferred). The net deferred policy acquisition costs in the 2002 period increased to a net amortization of costs of $7,854, compared to $3,608 in the 2001 period.

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

General and administrative expenses. General and administrative expenses in the 2002 period decreased 4.7% to $34,929, compared to $36,670 in the 2001 period. The 2002 and 2001 periods include $4,526 and $4,995, respectively, of general and administrative expenses related to United Insurance Group expense. The ratio of total general and administrative expenses to premium revenues, excluding United Insurance Group, was 12.1% in the 2002 period, compared to 11.9% in the 2001 period.

     Certain expenses have declined as a result of reduced new premium sales, related underwriting and policy issuance expenses and management initiatives to reduce operating expenses. However, we believe that if we remain unable to write new business in certain states where we have ceased new production, or if we are unable to utilize our existing staff and infrastructure capacity to generate additional premiums, we will need to decrease production expenses further.

Expense and risk charges on reinsurance and excise tax expense. Our reinsurance agreement provides the reinsurer with annual expense and risk charges, which are charged against our experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2002 period, we incurred an expense of $10,731 for this charge. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer. We recorded $2,185 for excise tax expenses in the 2002 period.

Provision for federal income taxes. As a result of current losses, our provision for federal income taxes for the 2002 period decreased 728% to an income tax benefit of $13,487, compared to an income tax provision of $2,148 for the 2001 period. The effective tax rate of 34% in the 2002 and 2001 periods is below the normal federal corporate rate as a result of anticipated credits from our investments in corporate owned life insurance Cumulative effect of accounting change. We recognized an impairment loss of $5,151 in the 2002 period as a result of our transitional impairment test of goodwill. See "New Accounting Principles."

Comprehensive income. During the 2002 period, our investment portfolio generated pre-tax unrealized gains of $347, compared to unrealized gains of $15,519 in the 2001 period. The reduced unrealized gain at September 30, 2002 is primarily attributable to the sale of the majority of our investment portfolio in sonjunction with the initial premium payment for our reinsurance agreement. After accounting for deferred taxes from these gains, shareholders' equity decreased by $40,770 from comprehensive losses during the 2002 period, compared to comprehensive income of $16,855 in the 2001 period.

Liquidity and Capital Resources

     Our consolidated liquidity requirements have historically been met from the operations of our insurance subsidiaries, from our agency subsidiaries and from funds raised in the capital markets. Our primary sources of cash are premiums, investment income and maturities of investments. We have obtained, and may in the future obtain, cash through public and private offerings of our common stock, the exercise of stock options and warrants, other capital markets activities or debt instruments. Our primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

     In the 2002 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash decreased $90,897 in the 2002 period primarily due to payments made to our reinsurer and the purchase of $25,543 in bonds and equity securities. Cash was provided primarily from the maturity and sale of $486,773 in bonds and equity securities. These sources of funds were supplemented by $16,001 from operations. The major source of cash from operations was premium and investment income received.

     Our cash decreased $50,948 in the 2001 period primarily due to the purchase of $247,082 in bonds and equity securities. Cash was provided primarily from the maturity and sale of $91,577 in bonds and equity securities. These sources of funds were supplemented by $83,156 from operations. The major provider of cash from operations was premium revenue used to fund reserve additions of $55,706.

     We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. As of September 30, 2002, shareholders' equity was increased by $1,125 due to unrealized gains of $1,730 in the investment portfolio. As of December 31, 2001, shareholders' equity was increased by $10,581 due to unrealized gains of $16,032 in the investment portfolio.

-- Subsidiary Operations

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

     Our insurance subsidiaries, Penn Treaty, American Network, and American Independent (representing approximately 92%, 6% and 2% of our in-force premium, respectively) are required to hold statutory surplus that is, at a minimum, above a certain level, below which the Department would be required to place our subsidiaries under regulatory control, leading to rehabilitation or liquidation. At December 31, 2000, Penn Treaty had Total Adjusted Capital at the Regulatory Action level. As a result, it was required to file the Plan with the insurance commissioner.

     On February 12, 2002, the Department approved the Plan. As a primary component of the Plan, effective December 31, 2001, Penn Treaty and American Network entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of our long-term care insurance policies then in-force. The agreement is subject to certain coverage limitations, including an aggregate limit of liability that is a function of certain factors and that may be reduced in the event that the rate increases that the reinsurance agreement may require are not obtained. We intend, but are not required to commute the agreement on December 31, 2007 and would incur undesirable penalties for not commuting, such as additional vested warrants provided to the reinsurer and escalating risk charges, which require us to owe annual amounts to the Reinsurer in excess of $10,000. The risk charges inncrease to approximately $13,000 annually if we do not commute before January 1, 2008. This agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules. However, this agreement does not qualify for reinsurance treatment in accordance with FASB No. 113 because, based on our analysis, the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, expense and risk charges due to the reinsurer and the aggregate limit of liability.

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

     The agreement contains commutation provisions and allows us to recapture the reserve liabilities and the current experience account balance as of December 31, 2007 or on December 31 of any year thereafter. If we choose not to or are unable to commute the agreement as planned, our financial results would likely suffer a materially adverse effect due to an escalation of the charges payable to the reinsurer. Additionally, our reinsurance provisions contain significant covenants and conditions that, if breached, could result in a significant loss, requiring a payment of $2.5 million per quarter from the period of the breach through December 31, 2007. Any breach of the reinsurance agreement may also result in the immediate recapture of the reinsured business, which would have a negative impact on our subsidiaries' statutory surplus. Management has completed an assessment of its ability to avoid any breach through 2002 and believes that the insurance subsidiaries will remain compliant. In addition, the reinsurer has been granted warrants to acquire convertible preferred stock in the event we do not commute the agreement that, if converted, would represent an additional 20 percent of the common stock then outstanding.

     The agreement also granted the reinsurer an option to participate in reinsuring new business sales up to 50% on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure a portion of future sales. Subsequent to September 30, 2002, we submitted a preliminary draft of the proposed reinsurance agreement to the Department for review. Because the proposed reinsurance agreement has not yet been agreed upon by the entering parties or the Pennsylvania Insurance Department, no impact has been reflected in our statements of operations.

     The Plan requires Penn Treaty to comply with certain other agreements at the direction of the Department, including, but not limited to:

o    New investments are limited to NAIC 1 or 2 rated securities.

o    Affiliated transactions are limited and require Department approval.

o An agreement to increase statutory reserves by an additional $50,000 throughout 2002-2004, such that our subsidiaries' policy reserves will be based on new, current claims assumptions and will not include any rate increases. These claim assumptions are applied to all policies, regardless of issue year and are assumed to have been present since the policy was first issued. The reinsurance agreement has provided the capacity to accommodate this increase.

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

     Upon the approval by the Department of the Plan in February 2002, we recommenced new sales in 23 states, including Pennsylvania. We have since recommenced sales in eight additional states, including Florida, which has historically represented approximately 25% of our new business production (See "-- Parent Company Operationss") In July 2002, we also recommenced sales in Texas, which has historically represented approximately 5% of our sales. However, we have not yet commenced new business sales in California, Virginia or Illinois, which together have traditionally represented approximately 27% of new sales. We are actively working with the remaining states, in order to recommence sales in all jurisdictions.

     The majority of our insurance subsidiaries' cash flow results from our existing long-term care policies, which will be ceded to the reinsurer under this agreement. Our subsidiaries' ability to meet additional liquidity needs and fixed expenses in the future is highly dependent upon our ability to issue new policies and to control expense growth.

     Our future growth is dependent upon our ability to continue to expand our historical markets, retain and expand our network of agents and effectively market our products and our ability to fund our marketing and expansion while maintaining minimum statutory levels of capital and surplus required to support such growth. Under the insurance laws of Pennsylvania and New York, where our insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania law, our Pennsylvania insurance subsidiaries (including our primary insurance subsidiary) must give the Department at least 30 days' advance notice of any proposed "extraordinary dividend" and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company's surplus as shown on the company's last annual statement filed with Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. Additionally, the Plan requires the Department to approve all dividend requests, regardless of statutory allowances.

     Under New York law, our New York insurance subsidiary (American Independent) must give the New York Insurance Department 30 days' advance notice of any proposed dividend and cannot pay any dividend if the regulator disapproves the payment during that 30-day period. In addition, our New York insurance company must obtain the prior approval of the New York Insurance Department before paying any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company's surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December 31.

     Penn Treaty and American Network have not paid any dividends to the parent company for the past three years and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. However, our New York subsidiary is not subject to the Plan and was permitted by New York statute to make a dividend payment following December 31, 2001. During the 2002 period, we received a dividend from our New York subsidiary of $651.

     Our subsidiaries' debt currently consists primarily of a mortgage note in the amount of $1,516 that was issued by a former subsidiary and assumed by us when that subsidiary was sold. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in December 2003. Although the note carries a variable interest rate, we have entered into an amortizing swap agreement with the same bank with a nominal amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest of 6.85%.

-- Parent Company Operations

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

     In March 2002, we completed a private placement of 510 shares of common stock for net proceeds of $2,352. The common stock was sold to several current and new institutional investors, at $4.65 per share. The offering price was a 10 percent discount to the 30-day average price of our common stock prior to the issuance of the new shares. Our common stock is listed on the New York Stock Exchange. We filed a registration statement with the Securities and Exchange Commission on June 5, 2002 to register these shares for resale. However, the proceeds of the private placement provided sufficient additional liquidity to the parent company to meet our debt obligations prior to the maturity of the remaining convertible debt in 2003. The proceeds, together with currently available cash sources, will not be sufficient to meet the December 2003 final interest requirement of the convertible debt or to retire the debt upon maturity.

     In June 2002, we completed a private placement of 60 shares of common stock as compensation to our financial advisor. We filed a registration statement for 30 of these additional shares with the Securities and Exchange Commission on June 5, 2002.

     In October 2002, we announced our intention to raise additional equity capital prior to March 31, 2003 in order to support future sales growth, provide additional parent company liquidity and to continue to meet statutory requirements. We are required to raise approximately $25,000 of additional equity capital prior to December 31, 2002 in order for Penn Treaty to remain in compliance with its Consent Order entered with the Florida Insurance Department upon the recommencement of sales in July 2002. The Consent Order includes, among other requirements for which our subsidiary is currently in compliance, a requirement to raise sufficient equity capital to meet Florida requirements for gross premium to surplus ratios. If we are unsuccessful in our efforts to raise additional capital and are unable to report December 31, 2002 statutory capital sufficient to meet the required Florida gross premium to surplus ratio, our subsidiary could be required to cease new sales in Florida and its certificate of authority could be suspended by the Florida Insurance Department until sufficient capital could be raised.

     Parent company debt currently consists of $15,047 of 6.25% convertible subordinated notes due 2003 ("the 2003 Notes") and $59,703 of 6.25% senior convertible subordinated notes due 2008 ("the 2008 Notes").

     The 2003 Notes, issued in November 1996, are convertible into common stock at $28.44 per share until maturity in December 2003. At maturity, to the extent that any portion has not been converted into common stock, we will have to repay their entire principal amount in cash. The 2003 Notes carry a fixed interest coupon of 6.25%, payable semi-annually. Because we do not have sufficient cash flow to retire the debt upon maturity, and the conversion price of $28.44 per share is not likely to be met, we expect that we will need to refinance the remaining 2003 Notes on or before maturity in 2003.

     In September 2002, having made all necessary filings with the Securities and Exchange Commission, we commenced an offer of up to $74,750 in aggregate principal amount of 2008 Notes in exchange for up to all of our then outstanding 2003 Notes. Under the terms of the exchange offer, the new notes would have terms similar to the former notes but mature in October 2008 and would be convertible into shares of our common stock at a conversion price of $5.31. Prior to the termination of the exchange offer, we reduced our offered conversion price to $4.50. In addition, beginning in October 2004, the 2008 Notes are mandatorily convertible if, at any time, the 15-day average closing price of our common stock exceeds 110% of the conversion price. On October 24, 2002, we terminated the exchange offer and exchanged $59,703 of the 2003 Notes for 2008 Notes.

     On January 1, 1999, we purchased all of the common stock of United Insurance Group, a Michigan based consortium of long-term care insurance agencies, for $18,192. As part of the purchase, we issued a note payable for $8,078, which was in the form of a three-year zero-coupon installment note. The installment note, after discounting for imputed interest, was recorded as a note payable of $7,167, and had an outstanding balance of $2,858 at December 31, 2001. The remainder of the purchase pricewas paid in cash. The total outstanding balance of the note was repaid in January 2002.

     At September 30, 2002, our total debt and financing obligations through 2006 were as follows:
                                    Lease
                    Debt         Obligations        Total
                    ----         -----------        -----
2002                  $ -           $ 245            $ 245
2003               16,563             344           16,907
2004                    -             252              252
2005                    -              18               18
2006                    -              18               18
                 --------           -----         --------
   Total         $ 16,563           $ 877         $ 17,440
                 ==========================================

     Our 2008 Notes in the amount of $59,703, which were exchanged for 2003 Notes due in December 2003 subsequent to September 30, 2002, are due, if not converted, in October 2008. The table reflects the exchange of the notes on a proforma basis. Other amounts due after 2006 are immaterial.

     In December 1999, we contributed $1,000 to initially capitalize another subsidiary, which concurrently lent us $750 in exchange for a demand note, which is still outstanding.

     As part of our reinsurance agreement, effective December 31, 2001, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants are exercisable through December 31, 2007 at common stock equivalent prices ranging from $4.00 to $12.00 per share. If exercised for cash, at the reinsurer's option, the warrants could yield additional capital and liquidity of approximately $20,000 and the convertible preferred stock would represent, if converted, approximately 15% of the then outstanding shares of our common stock. If the agreement is not commuted on or after December 31, 2007, the reinsurer may exercise the fourth tranche of convertible preferred stock purchase warrants at a common stock equivalent price of $2.00 per share, potentially generating additional capital of $12,000 and, if converted, the convertible preferred stock would represent an additional 20% of the then outstanding common stock. No assurance can be given that the reinsurer will exercise any or all of the warrants granted or that it will pay cash in connection with their exercise.

     Cash flow needs of the parent company primarily include interest payments on outstanding debt and limited operating expenses. The funding is primarily derived from the operating cash flow of our agency subsidiary operations and dividends from the insurance subsidiaries. However, as noted above, the dividend capabilities of the insurance subsidiaries are limited and we may need to rely upon the dividend capabilities of our agency subsidiaries to meet current liquidity needs. Our current cash on hand and these sources of funds are expected to be sufficient to meet our liquidity needs through March 31, 2003, but may be insufficient to meet our interest payments in April and June 2003, and will be insufficient to meet our interest payments in October and December 2003, including any remaining repayment of our 2003 Notes upon maturity in December 2003. We believe that we will need to raise additional equity capital in order to meet our parent company needs in 2003 and for the foreseeable future.

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

     SFAS No. 142, "Goodwill and Other Intangible Assets," primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. We adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill at that time. During the second quarter 2002, we completed an impairment analysis of goodwill, in accordance with FASB No. 142. Our goodwill was recorded as a result of the purchase of its agencies and its insurance subsidiaries. As part of our evaluation, we completed numerous steps in determining the revocerability of its goodwill. The first required step was the measurement of total enterprise fair value versus book value. Because our fair market value, as measured by our stock price, was below book value at January 1, 2002, goodwill was next evaluated at a reporting unit level, which comprised our insurance agencies and insurance subsidiaries.

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

Forward Looking Statements

     Certain statements made by us may be considered forward - looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others, our ability to comply with the Pennsylvania Corrective Action Plan, the Florida Consent Order, which includes, among others, a requirement to comply with Florida gross premium to surplus ratios, for which we are required to raise additional equity capital of approximately $25 million prior to year end and which, if we are unsuccessful in doing so could lead to the suspension of our insurance license in Florida, the orders or directives of other states in which we do business or any special provisions imposed by states in connection with the resumption of writing business, our ability to commute our reinsurance agreement and to recapture our reinsured polices and accumulated experience account balance, whether our Corrective Action Plan will be accepted and approved by all states, our ability to meet our future risk-based capital goals, the adverse financial impact of suspending new business sales, our ability to raise adequate capital to meet regulatory requirements and to support anticipated growth, our ability to refinance, convert or repay our outstanding 2003 convertible notes and our 2008 convertible notes, the cost associated with recommencing new business sales, liquidity needs and debt obligations, the adequacy of our loss reserves and the recoverability of our unamortized deferred policy acquisition cost asset, our ability to sell insurance products in certain states, our ability to resume generating new business in all states, our ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of our capital and surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, our ability to defend ourself against adverse litigation, and our ability to recapture, expand and retain our network of productive independent agents, especially in light of the suspension of new business. For additional information, please refer to our reports filed with the Securities and Exchange Commission, which may be viewed at www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (amounts in thousands of dollars)

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

     We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 87.8% of total liabilities and reinsurance receivables on unpaid losses represent 67.4% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of September 30, 2002, including the value of our experience account, but excluding insurance liabilities and other reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

     If interest rates had increased by 100 basis points, there would have been an approximate $38,000 decrease in the net fair value of our financial instruments. The change in fair values was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at September 30, 2002 would have resulted in an approximate $72,000 decrease in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been an approximate $43,000 and $91,000 net increase, respectively, in the net fair value of our financial instruments.

     We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict their possible impact to our investment income from the hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of September 30, 2002.

Item 4.  Internal Controls

     The Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, the Company's President and Chief Operating Officer and the Company's Executive Vice President and Chief Financial Officer. Based upon that evaluation, the Company's Chairman and Chief Executive Officer, the Company's President and Chief Operating Officer and the Company's Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have not been any significant changes in the Company's internal controls, or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, or any corrective actions with regard to significant deficiencies and material weaknesses.

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

         In June of 2000, the Company instituted an action against Money Services, Inc. in the 342nd Judicial District Court of Tarrant County, Texas for breach of contract, seeking a refund of license fees paid for computer software and for the recovery of its attorneys' fees. The purchase of the software was on a trial basis, and, at the end of the evaluation period, the Company had the right to return the software for a refund of $371,250 in license fees paid, less an administrative fee of $25,000. A final payment of $123,500 was due if the Company decided to keep the software. The Company returned the software to Money Services, Inc., in February 2000 and requested a refund of the license fees paid. Money Services refused to refund the license fees to the Company. Money Services filed a counter-claim against the Company, seeking the final payment of $123,500 plus its attorneys' fees. After trial held on October 21 and 22, 2002, the Court found in favor of Money Services, Inc., and ordered that the Company be liable for damages in the amount of $123,500, pre-judgment and post-judgment interest, and attorneys' fees in the amount of $90,000. The parties are awaiting a final judgment to be entered by the Court. Once the final judgment has been entered, the Company will have an opportunity to determine its options for appeal of this matter.


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

                                            PENN TREATY AMERICAN CORPORATION
                                            --------------------------------
                                                         Registrant


Date:   November 14, 2002           /s/ Irving Levit
        -----------------           -----------------------------------------
                                        Irving Levit
                                        Chairman of the Board and
                                        Chief Executive Officer



Date:   November 14, 2002            /s/ Cameron B. Waite
        -----------------            ----------------------------------------
                                        Cameron B. Waite
                                        Executive Vice President and
                                        Chief Financial Officer

I, Irving Levit, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Penn Treaty American Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                    /s/ Irving Levit
       -----------------                    -------------------------------
                                                Irving Levit
                                                Chairman of the Board and
                                                Chief  Executive Officer

I, William B. Hunt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Penn Treaty American Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                    /s/ William B. Hunt
       -----------------                    ----------------------------
                                                William B. Hunt
                                                President and
                                                Chief Operating Officer

I, Cameron B. Waite, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Penn Treaty American Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                    /s/ Cameron B. Waite
       -----------------                    --------------------------------
                                                Cameron B. Waite
                                                Executive Vice President and
                                                Chief Financial Officer