Form 10-K/A
period 2001-12-31
PENN TREATY AMERICAN CORP
filed 2002-12-24
CIK 814181

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                       OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _____________

                         COMMISSION FILE NUMBER 0-13972

                                   ----------

                        PENN TREATY AMERICAN CORPORATION

                     3440 Lehigh Street, Allentown, PA 18103
                                 (610) 965-2222

           INCORPORATED IN PENNSYLVANIA     I.R.S. EMPLOYER ID NO.
                                                 23-1664166

                                   ----------

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.10 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES /X/   NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 2002 was $106,909,908.

The number of shares outstanding on the Registrant's common stock, par value $.10 per share, as of March 18, 2002 was 19,367,737.

Documents Incorporated By Reference:
(1) Proxy Statement for the 2001 Annual Meeting of Shareholders - Part III (2) Other documents incorporated by reference on this report are listed in the
Exhibit Index.

                          ***** EXPLANATORY NOTE *****
                          ----------------------------

IN OCTOBER 2002, THE COMPANY FILED A PRELIMINARY PROXY STATEMENT WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMMISSION DETERMINED TO REVIEW THE PRELIMINARY PROXY AND THE REFERENCED ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2001 AND THE QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2002. WE BELIEVE THE REVIEW WAS UNDERTAKEN AS A RESULT OF THE COMMISSION'S NORMAL REVIEW PROCESS.

AS A RESULT OF THE REVIEW, THE COMMISSION REQUESTED, AND THE COMPANY AGREED, TO CLARIFY CERTAIN LANGUAGE IN ITS FILINGS. IN RESPONSE, THE COMPANY HAS FILED THE ATTACHED FORM 10-K/A FOR THE PERIOD ENDED DECEMBER 31, 2001.

NO CHANGES TO NET INCOME HAVE OCCURRED AS A RESULT OF THE REVIEW OR THIS FILING.

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

Our new reinsurance agreement is subject to an aggregate limit of liability, which is a function of certain factors and which may be reduced as a result of our inability to obtain certain rate increases.

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

                                                                   (annualized premiums in $000's)
                                                                       Year ended December 31,
                                                       ----------------------------------------------------------
                                                         2001                2000                   1999
Long-term facility, home and comprehensive coverage:

   Annualized premiums                                 $ 351,268   95.0%   $ 360,600    95.2%   $ 313,222    94.6%
   Number of policies                                    242,644             242,075              208,955
   Average premium per policy                          $   1,448           $   1,490            $   1,499
Disability insurance:
   Annualized premiums                                 $   6,415    1.7%   $   6,634     1.8%   $   7,126     2.2%
   Number of policies                                     13,226              13,502               14,963
   Average premium per policy                          $     485           $     491            $     476
Medicare supplement:
   Annualized premiums                                 $   8,449    2.3%   $   7,314     1.9%   $   6,131     1.9%
   Number of policies                                      8,216               7,696                5,934
   Average premium per policy                          $   1,028           $     950            $   1,033
Life insurance:
   Annualized premiums                                 $   3,310    0.9%   $   3,785     1.0%   $   4,095     1.2%
   Number of policies                                      5,756               6,315                6,677
   Average premium per policy                          $     575           $     599            $     613
Other insurance:

   Annualized premiums                                 $     398    0.1%   $     609     0.2%   $     548     0.2%
   Number of policies                                      2,459               3,900                2,968
   Average premium per policy                          $     162           $     156            $     185

Total annualized premiums in force                     $ 369,840    100%   $ 378,942     100%   $ 331,122     100%
Total Policies                                           272,301             273,488              239,497

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

     (c) Marketing

MARKETS. The following chart shows premium revenues by state for each of the states where we do business:

                                                       ($000)
                                         -------------------------------------
                                             Year Ended December 31,                Current
                               Year      -------------------------------------       Year %
State                         Entered       2001         2000          1999         of Total
-----                        --------    ---------     ---------     ---------      --------
Arizona                         1988     $  15,392     $  15,677     $  13,715           4.4%
California                      1992        51,498        50,165        43,514          14.7%
Colorado                        1969         4,701         3,564         2,563           1.3%
Florida                         1987        65,067        71,588        63,218          18.6%
Georgia                         1990         5,066         4,764         3,350           1.4%
Illinois                        1990        19,525        19,748        15,970           5.6%
Iowa                            1990         5,361         5,097         4,317           1.5%
Maryland                        1987         3,948         3,896         3,427           1.1%
Michigan                        1989         6,654         6,357         5,469           1.9%
Missouri                        1990         4,061         4,391         4,297           1.2%
Nebraska                        1990         4,263         4,358         3,952           1.2%
New Jersey                      1996         8,374         7,856         4,707           2.4%
New York                        1998         4,103         2,665           676           1.2%
North Carolina                  1990        10,399         9,690         8,089           3.0%
Ohio                            1989        11,880        11,935        10,149           3.4%
Pennsylvania                    1972        43,126        48,692        37,661          12.3%
Texas                           1990        17,847        16,105        11,879           5.1%
Virginia                        1989        22,638        22,370        19,597           6.5%
Washington                      1993        10,670         9,814         7,485           3.0%
All Other States(1)                         35,818        38,381        28,481          10.2%
                                         ---------     ---------     ---------      --------
All States                               $ 350,391     $ 357,113     $ 292,516         100.0%
                                         =========     =========     =========      ========

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

                            Amount of Policy Reserves
                               as of December 31,

                                                     2001         2000
                                                  ---------     --------
Accident and  health                              $ 382,660     $ 348,344
Annuities and other                                     131           118
Ordinary life, individual                            13,255        12,947

                              Years of Issue     Discount Rate     Discount Rate
                              --------------     -------------    --------------
Accident and health             1976 to 1986               6.5%             7.0%
                                        1987               6.5%             7.5%
                                1988 to 1991               6.5%             8.0%
                                1992 to 1995               6.5%             6.0%
                                        1996               6.5%             7.0%
                                1997 to 2000               6.5%             6.8%
                                        2001               6.5%             6.5%
Annuities and other             1977 to 1983        6.5% & 7.0%      6.5% & 7.0%
Ordinary life, individual       1962 to 2001       3.0% to 5.5%     3.0% to 5.5%

Basis of Assumption

Accident and health...........Morbidity and withdrawals based on actual and projected experience.
Annuities and other...........Primarily funds on deposit inclusive of accrued interest.
Ordinary life, individual.....Mortality based on 1975-80 SOA Mortality Table
                              (Age Last Birthday).

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

We also enter into funds withheld financial reinsurance treaties, which allow us to temporarily increase statutory surplus. However, the agreements did not qualify for reinsurance treatment in accordance with SFAS 113 because, based on our analysis, the agreements did not result in the reasonable possibility that the reinsurer could realize a significant loss in the event of adverse development. As a result, we are using deposit accounting for these agreements and results of operations reflect only the annual fee paid to the reinsurer. Since the contracts were funds withheld, there was no reinsurance recoverable or payable on a GAAP basis on the balance sheet. The agreements met the requirements to qualify for reinsurance treatment under statutory accounting rules. We commuted all existing financial reinsurance treaties, effective December 31, 2001, which reduced statutory surplus by approximately $20,000,000. At December 31, 2001 and 2000, our statutory surplus was increased by $0 and approximately $20,000,000, respectively, from financial reinsurance.

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

The following table shows our historical use of reinsurance, excluding financial reinsurance:

                                                                                              Reinsurance
                                                                                              Recoverable
                                                                                                Company
                                                 A.M. Best Rating     December 31, 2001    December 31, 2000
                                                 ----------------     -----------------    -----------------

                                                                       (in thousands)

General and Cologne Life Re of America                   A+                    $ 10,365              $ 8,196
Assurity Life Insurance Company                          A-                       8,403                    -
Provident Indemnity Life Insurance Company              NR3                       4,362                4,643
Lincoln National Life Insurance Company (1)              A                          999                1,142
Employer's Reassurance Corporation (1)                  A++                         510                  662
Reassure America Life Insurance Company (1)             A++                         426                  400
Life and Health of America                               B-                         388                  409
Transamerica Occidental Life Insurance Company           A+                          30                    1
Reassurance Company of Hanover                           A                           15                   11
Swiss Reassurance Life and Health America               A++                           7                    6

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

                                                   December 31, 2001                           December 31, 2000
                                                   -----------------                           -----------------
                                           Amortized             Estimated              Amortized            Estimated
                                              Cost             Market Value                Cost            Market Value
                                           ---------           ------------             ---------          ------------
                                                                       (amounts in thousands)
     U.S. Treasury securities
     and obligations of U.S.
     Government authorities
     and agencies                          $ 164,712             $ 172,063              $ 120,691            $ 125,981

   Obligations of states and
     political sub-divisions                     572                   612                    572                  600

   Mortgage backed securities                 42,587                43,331                 26,529               26,720

   Debt securities issued by
    foreign governments                       11,954                12,089                 15,817               15,549

   Corporate securities                      243,793               250,513                186,268              180,638

   Equities                                    8,760                 9,802                 17,112               16,496

   Policy Loans                                  181                   181                    142                  142
                                           ---------             ---------              ---------            ---------

   Total Investments                       $ 472,559             $ 488,591              $ 367,131            $ 366,126
                                           =========             =========              =========            =========

   Net unrealized gain (loss)                 16,032                                       (1,005)
                                           ---------                                    ---------

                                           $ 488,591                                    $ 366,126
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

  Rating                                             Amount        Percent
                                                   ---------       -------
                                                 (in thousands)
  U.S. Treasury and U.S. Agency Securities.....    $ 192,024         40.1%
  Aaa or AAA...................................       34,282          7.2%
  Aa or AA.....................................       75,782         15.8%
  A............................................      128,852         26.9%
  BBB..........................................       34,383          7.2%
  Other or Not Rated...........................       13,285          2.8%
                                                   ---------       ------
  Total........................................    $ 478,608        100.0%
                                                   =========       ======

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

                                                 Year Ended December 31,
                                                 -----------------------
                                              2001          2000        1999
                                           ---------     ---------   ---------
                                            (in thousands, except percentages)
Average balance of investments, cash
and cash equivalents during the period,
at cost (1)..............................  $ 545,404     $ 441,300   $ 392,592
Net investment income....................     30,613        27,408      22,619
Average yield on investments ............        5.6%          6.2%        5.8%

----------
(1) Average of average quarterly balances for all investable assets, including bonds, equity securities, policy loans and cash; average quarterly balances are averages of amounts at the beginning and end of the quarter.

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

                                              Amortized           Estimated
                                                 Cost           Market Value
                                              ---------         ------------
Due in one year or less                       $   7,969           $   8,054
Due after one year through five years           145,916             149,582
Due after five years through ten years          234,452             244,114
Due after ten years                              75,281              76,858
                                              ---------           ----------

                                              $ 463,618           $ 478,608
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

                                          Year ended December 31,
                                     2001          2000          1999
                                    ------         -----         -----
Loss Ratio (1) (4)                   154.4%         67.1%         70.4%
Expense ratio (2) (4)               -201.3%        114.4%         44.1%
                                    ------         -----         -----
Combined loss and expense ratio      -46.9%        181.5%        114.5%
Persistency (3)                       88.0%         86.4%         86.7%

----------
(1) Loss ratio is defined as incurred claims and increases in policy reserves divided by collected premiums.

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

(4) The 2001, 2000 and 1999 loss ratios and expense ratios are significantly affected by the reinsurance of approximately $408,093,000, $225,741,000 and $90,230,000, respectively, in premium on a statutory basis under financial and other reinsurance treaties. Reserves are accounted for as offsetting negative benefits and negative premium, causing substantial deviation in reported ratios.

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

ITEM 2. PROPERTIES

Our principal offices in Allentown, Pennsylvania occupy two buildings, totaling approximately 30,000 square feet of office space in a 40,000 square foot building and all of an 16,000 square foot building. We own both buildings and a 2.42 acre undeveloped parcel of land located across the street from our home offices. We also lease additional office space in Michigan and New York.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the symbol "PTA." The following table indicates the high and low sale prices of our common stock as reported on the New York Stock Exchange during the periods indicated.

                                    High         Low
                                  -------      -------
2001
     1st Quarter                  $ 19.75      $  8.80
     2nd Quarter                  $  9.70      $  2.15
     3rd Quarter                  $  4.29      $  2.10
     4th Quarter                  $  6.42      $  2.70

2000
     1st Quarter                  $ 18.13      $ 12.25
     2nd Quarter                  $ 19.94      $ 13.13
     3rd Quarter                  $ 18.81      $ 14.88
     4th Quarter                  $ 21.56      $ 15.63

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

                                                              2001          2000          1999          1998          1997
                                                           ---------     ---------     ---------     ---------     ---------
                                                                    (in thousands, except per share data and ratio)
Statement of Operations Data:
Revenues:
   Total premiums                                          $ 350,391     $ 357,113     $ 292,516     $ 223,692     $ 167,680
   Net investment income                                      30,613        27,408        22,619        20,376        17,009
   Net realized (losses) gains                                (7,795)          652         5,393         9,209         1,417
   Other income                                                9,208         8,096         6,297           885           417
                                                           ---------     ---------     ---------     ---------     ---------
   Total revenues                                            382,417       393,269       326,825       254,162       186,523
                                                           ---------     ---------     ---------     ---------     ---------

Benefits and expenses:
   Benefits to policyholders (1)                             239,155       243,571       200,328       154,300       123,865
   Commissions                                                76,805       102,313        96,752        80,273        55,240
    Net acquisition costs amortized (deferred) (2)             9,860       (43,192)      (51,134)      (46,915)      (28,294)
    Impairment of net unamortized policy
      acquisition costs (3)                                   61,800            --            --            --            --

   General and administrative expenses                        49,282        49,973        40,736        26,069        20,614
   Excise tax expense (4)                                      5,635            --            --            --            --
   Loss due to impairment of property
      and equipment (5)                                           --            --         2,799            --            --
   Change in reserve for claim litigation                       (250)        1,000            --            --            --
   Interest expense                                            4,999         5,134         5,187         4,809         4,804
                                                           ---------     ---------     ---------     ---------     ---------
   Total benefits and expenses                               447,286       358,799       294,668       218,536       176,229
                                                           ---------     ---------     ---------     ---------     ---------

(Loss) income before federal income taxes                    (64,869)       34,470        32,157        35,626        10,294
(Benefit) provision for federal income taxes                 (16,280)       11,720        10,837        11,578         2,695
                                                           ---------     ---------     ---------     ---------     ---------

Net (loss) income                                          $ (48,589)    $  22,750     $  21,320     $  24,048     $   7,599
                                                           =========     =========     =========     =========     =========

Basic earnings per share                                   $   (3.41)    $    3.13     $    2.83     $    3.17     $    1.01
                                                           =========     =========     =========     =========     =========

Diluted earnings per share                                 $   (3.41)    $    2.61     $    2.40     $    2.64     $    0.98
                                                           =========     =========     =========     =========     =========
Weighted average shares outstanding (6)                       14,248         7,279         7,533         7,577         7,540
Weighted average diluted shares outstanding (7)               14,248         9,976        10,293        10,402         7,758

Balance Sheet Data:
Total investments                                          $ 488,591     $ 366,126     $ 373,001     $ 338,889     $ 301,787
Total assets                                                 940,367       856,131       697,639       580,552       465,772
Total debt (8)                                                79,190        81,968        82,861        76,550        76,752
Shareholders' equity                                         192,796       188,062       158,685       157,670       132,756
Book value per share                                       $   10.24     $   25.81     $   21.81     $   20.79     $   17.53

GAAP Ratios:
Loss ratio                                                      68.3%         68.2%         68.5%         69.0%         73.9%
Expense ratio (9)                                               59.0%         32.0%         31.3%         28.7%         31.2%
                                                           ---------     ---------     ---------     ---------     ---------
Total (10)                                                     127.3%        100.2%         99.8%         97.7%        105.1%
                                                           =========     =========     =========     =========     =========
Return on average equity (11)                                  (25.5%)        13.1%         13.5%         16.6%          6.0%

Selected Statutory Data:
Net premiums written (12)                                  $ (64,689)    $ 130,676     $ 208,655     $ 143,806     $ 167,403
Statutory surplus (beginning of
  period)                                                  $  30,137     $  67,070     $  76,022     $  67,249     $  81,795
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

(9) Expense ratios exclude the impact of reduced commissions and increased general and administrative expenses resulting from the 1999 and 2000 acquisitions of our agency subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(10) We measure our combined ratio as the total of all expenses, including benefits to policyholders, related to policies in-force divided by premium revenue. This ratio provides an indication of the portion of premium revenue that is devoted to the coverage of policyholder related expenses. We depend upon our investment returns to offset the amounts by which our combined ratio is greater than 100%. In 2001, reduced premium revenue, the impairment of our DAC asset in the fourth quarter (see Note 3) and the payment of excise taxes on the initial premium for our new reinsurance agreement (see Note 4) increased our combined ratio above what it otherwise would have been.

(11) Return on equity, which is the ratio of net income or losses to average shareholders' equity, measures the current period return provided to shareholders on invested equity. New or existing shareholders could be dissuaded from future investment in our common stock if they are not satisfied with return on equity.

(12) Under statutory accounting principles, ceded reserves are accounted for as offsetting negative benefits and negative premium. Our 2001, 2000 and 1999 premium is reduced by $408,093, $225,741 and $90,230, respectively from reinsurance transactions.

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

                                                                                2001
                                                       ---------------------------------------------------
                                                         First        Second         Third        Fourth
                                                        Quarter       Quarter       Quarter       Quarter
                                                       ---------     ---------     ---------     ---------
                                                         (in thousands, except per share data and ratios)
Total premiums                                         $  96,019     $  90,039     $  80,588     $  83,745
Net investment income                                      6,725         7,185         8,571         8,132
Net realized capital gains and losses and
     other income                                           (889)        3,476           728        (1,902)
                                                       ---------     ---------     ---------     ---------
     Total revenues                                      101,855       100,700        89,887        89,975
                                                       ---------     ---------     ---------     ---------

Benefits to policyholders (1)                             72,137        60,235        47,220        59,563
Commissions and expenses                                  37,372        33,793        27,999        32,308
Net acquisition costs amortized (deferred)                (5,397)        1,750         7,255        68,052
                                                       ---------     ---------     ---------     ---------

     Net (loss) income                                 $  (2,336)    $   2,430     $   4,075     $ (52,759)
                                                       =========     =========     =========     =========
     Net (loss) income per share (basic)               $   (0.32)    $    0.20     $    0.22     $   (2.80)
     Net (loss) income per share (diluted)             $   (0.32)    $    0.20     $    0.22     $   (2.80)

GAAP loss ratio                                             75.1%         66.9%         58.6%         71.1%
GAAP expense ratio (excluding interest)(1)                  33.3%         39.5%         43.7%        119.8%
                                                       ---------     ---------     ---------     ---------
     Total                                                 108.4%        106.4%        102.3%        191.0%
                                                       =========     =========     =========     =========

                                                                                2000
                                                       ---------------------------------------------------

                                                         First        Second         Third        Fourth
                                                        Quarter       Quarter       Quarter       Quarter
                                                       ---------     ---------     ---------     ---------
                                                         (in thousands, except per share data and ratios)
Total premiums                                         $  86,038     $  86,825     $  91,963     $  92,287
Net investment income                                      6,161         6,636         6,874         7,737
Net realized capital gains and losses and
     other income                                          4,293           808         2,886           761
                                                       ---------     ---------     ---------     ---------
     Total revenues                                       96,492        94,269        95,352        94,401
                                                       ---------     ---------     ---------     ---------

Benefits to policyholders                                 59,911        59,488        61,120        63,052
Commissions and expenses                                  37,859        38,347        38,167        38,913
Net acquisition costs deferred                           (10,890)      (12,090)       (9,111)      (11,101)
                                                       ---------     ---------     ---------     ---------
     Net income                                        $   5,491     $   4,788     $   6,776     $   5,696
                                                       =========     =========     =========     =========
     Net income per share (basic)                      $    0.75     $    0.66     $    0.93     $    0.78
     Net income per share (diluted)                    $    0.64     $    0.56     $    0.76     $    0.65

GAAP loss ratio                                             69.6%         68.5%         66.5%         68.3%

GAAP expense ratio (excluding interest)                     31.3%         30.2%         31.6%         30.1%
                                                       ---------     ---------     ---------     ---------
     Total                                                 101.0%         98.8%         98.1%         98.5%
                                                       =========     =========     =========     =========

(1) Effective December 31, 2001, we entered a reinsurance agreement for substantially all of our long-term care insurance policies. We owe an annual expense and risk charge to the reinsurer to be paid upon commutation of the agreement. As a result of these anticipated charges, we impaired the value of our net unamortized policy acquisition costs by $61,500 in the fourth quarter of 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the components of our condensed statements of operations for the years ended December 31, 2001, 2000 and 1999, expressed as a percentage of total revenues.

                                                       Year Ended December 31,
                                                    ----------------------------
                                                     2001       2000       1999
                                                    -----      -----      -----
 Statement of Operations Data:
 Revenues:
 Total premiums                                      91.6%      90.8%      89.5%
 Net investment income                                8.0%       6.9%       6.9%
 Net realized (losses) gains                         -2.0%       0.2%       1.7%
 Other income                                         2.4%       2.1%       1.9%
                                                    -----      -----      -----
    Total revenues                                  100.0%     100.0%     100.0%
                                                    -----      -----      -----

 Benefits and expenses:
 Benefits to policyholders                           62.5%      61.9%      61.3%
 Commissions                                         20.1%      26.0%      29.6%
 Net policy acquisition costs
    amortized (deferred)                             18.7%     -11.0%     -15.6%
 General and administrative expense                  14.3%      13.0%      13.3%
 Interest expense                                     1.4%       1.3%       1.6%
                                                    -----      -----      -----
    Total benefits and expenses                     117.0%      91.2%      90.2%

                                                    -----      -----      -----
 (Loss) income before federal income taxes          -17.0%       8.8%       9.8%
 (Benefit) provision for federal income taxes        -4.3%       3.0%       3.3%
                                                    -----      -----      -----

 Net (loss) income                                  -12.7%       5.8%       6.5%
                                                    =====      =====      =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (amounts in thousands)

Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care, Medicare supplement, life and long-term disability insurance. We experienced significant reductions in new premium sales during 2001 due to the cessation of new business generation in all states and as a result of market concerns regarding our insurance subsidiaries' statutory surplus. Under our Corrective Action Plan, which was recently approved by the Pennsylvania Insurance Department (the "Department"), we intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. Our underwriting practices rely upon the base of experience that we have developed in over 29 years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, we have encouraged our customers to purchase both nursing home and home health care coverage, thus providing our insureds with enhanced protection and broadening our policy base.

Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported losses, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. Our reserves are certified annually by our consulting actuary as to standards required by the insurance departments for our domiciliary state and for the other states in which we conduct business. We believe we maintained adequate reserves as mandated by each state in which we are currently writing business at December 31, 2001. For a description of current regulatory matters affecting our insurance subsidiaries, see "Liquidity and Capital Resources - Subsidiary Operations."

Our results of operations are affected significantly by the following other factors:

Level of required reserves for policies in-force. Our insurance policies are accounted for as SFAS 60 long duration contracts. As a result, there are two components of policyholder liabilities. The first is a policy reserve liability as required by SFAS 60 for future policyholder benefits, represented by the present value of future benefits less future premium collection. These reserves are calculated based on assumptions that include estimates for mortality, morbidity, interest rates, premium rate increases and policy persistency. The assumptions are consistent with industry experience and historical results, as modified for our own experience.

The second is a reserve for incurred, either reported or not yet reported, policy and contract claims, which represents the benefits for current claims. The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating statistical information with respect to the number and nature of historical claims. We compare actual experience with estimates and adjust our reserves on the basis of such comparisons to the extent that our analysis suggests that an adverse development is likely to continue or occur in future periods.

Additions to, or reductions in, reserves are recognized in our current consolidated statements of operations and comprehensive income as expense or income, respectively, through benefits to policyholders and are a material component of our net income or loss. A portion of premium collected in each period is set aside to establish reserves for future policy benefits. Establishing reserves is based upon current assumptions and we cannot assure you that actual claims expense will not differ materially from the claims expense anticipated by the assumptions used in the establishment of reserves. Any variance from these assumptions could affect our profitability in future periods.

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

Investment income. Our investment portfolio consisted primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the duration of our investments (approximately 5.0 years), investment interest income does not immediately reflect changes in market interest rates. In connection with our reinsurance agreement with Centre, we transferred substantially all of our investment portfolio to the reinsurer as the initial premium payment. The initial and future premium for the reinsured policies, less claims payments, ceding commissions and risk charges, is credited to a notional experience account, the balance of which also receives an investment credit. The notional experience account balance represents an amount to be paid to us in the event of commutation of the agreement.

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

Policies renew or lapse for a variety of reasons, both internal and external. We believe that our efforts to address policyholder concerns or questions help to ensure policy renewals. We work closely with our licensed agents, who play an integral role in policy persistency and policyholder communication.

Economic cycles can influence a policyholder's ability to continue the payment of insurance premiums when due. We believe that publicity regarding newly enacted Federal and state tax legislation allowing medical deductions for certain long-term care insurance premiums has raised public awareness of the escalating costs of long-term care and the value provided to the consumer of long-term care insurance. The ratings assigned to our insurance subsidiaries by independent rating agencies also influence consumer decisions.

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (AMOUNTS IN THOUSANDS)

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

Net investment income. Net investment income earned during 2001 increased 11.7% to $30,613, from $27,408 for 2000. Management attributes this growth to an increase in invested assets, which resulted from premium receipts and from the investment of additional funds generated from the exercise of rights to purchase shares of our common stock distributed to our shareholders and holders of our Subordinated Notes. Our average yield on invested assets at cost, including cash and cash equivalents, was 5.6% in 2001, compared to 6.2% in 2000. The average yield is lower due to reduced market rates for reinvesting of maturing investments and due to higher cash balances held during 2001.

The total return of the Lehman Brothers US Aggregate Bond Index was 8.44% and 11.63% for 2001 and 2000, respectively. Including the effect of realized and unrealized capital gains and losses and trading account results arising during the period, the total return of our fixed income portfolio was 8.92% and 8.83% in the 2001 and 2000 periods, respectively. While the performance in the 2001 was similar to the total return of the Lehman Brothers US Aggregate Bond Index, our 2000 performance was below the benchmark index due primarily to significant declines in the market value of three bonds during the year, totaling approximately $5,100.

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

We review the adequacy of our deferred acquisition costs on an annual basis, utilizing assumptions for future expected claims and interest rates. If we determine that the future gross profits of our in-force policies are not sufficient to recover our deferred acquisition costs, we recognize a premium deficiency and "unlock" (or change) our original assumptions and reset our reserves to appropriate levels using new assumptions. During the second quarter of 2001, we performed a DAC recoverability analysis on our existing business, utilizing our most current assumptions. Upon the completion of the analysis, we determined to record an impairment charge of approximately $300 and utilized the new assumptions in the establishment of our current DAC and policy benefit reserves, in accordance with SFAS 60. This reset of DAC and reserves resulted in a decrease of approximately $7,600 to reserves and a decrease to DAC of approximately $7,900, representing 2% and 4% of the respective balances. The resultant net GAAP liability (reserves less DAC) is $300 higher than before the impairment charge. We believe that the new levels of DAC and reserves more appropriately represent the future anticipated development of both accounts.

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

Due to the utilization of assumptions in establishing reserves, it has been necessary in the past for us to increase the estimated liabilities reflected in our reserves for claims and policy expenses. In the year in which a claim is first incurred, we establish policy and contract claims reserves that are actuarially determined to be the present value of all future payments required for that claim. We assume that our current reserve amount and interest income earned on invested assets will be sufficient to make all future payments. We evaluate our prior year assumptions by reviewing the development of reserves for the prior period. This amount of $17,477 and $13,427, in 2001 and 2000, respectively, includes imputed interest from prior year-end reserve balances plus adjustments to reflect actual versus estimated claims experience. These adjustments (particularly when calculated as a percentage of the prior year-end reserve balance) provide a relative measure of deviation in actual performance as compared to our initial assumptions.

The adjustments to reserves for claims incurred in prior periods are primarily attributable to claims incurred from our long-term care insurance policies, which represent approximately 95% of our premium in-force.

We evaluate the assumptions utilized at the time the claim is incurred compared to our most current assumptions. In 2001, two factors affected the reserves we held for claims incurred in prior years. (1) Excluding $7,050 from the effect of imputed interest, we added $8,845 to our claim reserves for 2000 and prior claim incurrals. Prior to 2001, we based our expectations on claim continuance patterns determined from our historical claims payments. In 2001, we engaged a new consulting actuary that provided us with additional industry data to incorporate in our revised continuance expectations (the probability that a claim in one duration will continue to another). Our analysis of this supplemental data suggested that we would recognize higher future payments on currently incurred claims than was previously anticipated. As a result, we lengthened our continuance tables for claim durations beyond the third year, and increased our reserves held for claims incurred to record this liability. We believe that our experience for claims in the first, second and third duration was consistent with industry data and, therefore, did not alter this portion of our continuance tables. (2) In 2001, we reduced the discount rate used in the establishment of reserves to appropriately reflect the current investment rate earned on assets supporting this liability. As a result, reserves for claims incurred in prior years was increased $1,582.

In 2000, excluding the effect of $6,863 from imputed interest, we added $6,565 for claims incurred in prior years. While this increase in reserves for prior year incurred claims of 4.8% does not reflect a material variance from our expectations, we believe that the increases were attributable to the method we employed for determining incurred but not reported claims ("IBNR"). This method sought to project a ratio of incurred claims to earned premium based upon historic experience and current trends. The actual number and type of claims that were ultimately reported to us exceeded the amount of IBNR that we had recorded at the original estimated date.

The establishment of reserves for claims liabilities incorporates assumptions regarding the duration of claims, lag in reporting of claims, and interest discount rates. We periodically reevaluate these assumptions based upon actual results. Although we believe that our current reserves accurately reflect our most recent assumptions, continued adverse claims experience could result in additional future increases. Adverse development of our claim reserves, however, will not generally be known until future payments occur or other evidence exists to cause us to change our assumptions. As a result, we could experience positive or negative deviation from the established reserves, which would impact our results of operations.

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

During 2001 and 2000, we reduced commission expense, as an intercompany elimination, by netting $3,706 and $4,923, respectively, from override commissions that affiliated insurers paid to our subsidiary agencies. The reduction in commission overrides earned by these agencies in 2001 resulted from our suspension of new sales in all states at varying times throughout 2001.

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

When an impairment occurs, the historical assumptions utilized in the establishment of the reserves and DAC are "unlocked" and based on current assumptions. Changes in policy reserves and unamortized deferred policy acquisition costs will be based on these revised assumptions in future periods. In determining the impairment, we evaluated future claims expectations, premium rates and our ability to obtain future rate increases, persistency and expense projections.

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

General and administrative expenses were increased during 2001 as a result of supplemental accounting and actuarial fees, legal fees, depreciation expenses and the recognition of $434 of compensation expense related to the variable treatment of options granted to employees. The compensation expense represents the December 31, 2001 market value of our common stock in excess of the grant price of the options. Throughout 2001 we took certain actions to reduce costs, including staff eliminations, marketing reductions and overhead eliminations. We believe that if we remain unable to write new policies in states where we have ceased new production, we will need to decrease production expenses further.

As a result of our December 31, 2001 reinsurance agreement with a foreign reinsurer, we must pay federal excise tax of 1% on all ceded premium. At December 31, 2001, we accrued $5,635 of excise tax, which represents the total amount due for the transfer of premium at the inception of the agreement. This amount was paid in the first quarter 2002.

Reserve for claim litigation. In the second quarter 2000, a jury awarded compensatory damages of $24 and punitive damages of $2,000 in favor of the plaintiff in a disputed claim case against one of our subsidiaries. We subsequently appealed the decision. During the second quarter 2001, we agreed to settle the claim for $750 rather than pursuing the appeal process.

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

Twelve Months Ended December 31, 2000 and 1999 (amounts in thousands)

Premiums. Total premiums earned in the twelve month period ended December 31, 2000, including long-term care, disability, life and Medicare supplement, increased 22.1% to $357,113, compared to $292,516 in the twelve month period ended December 31, 1999.

First year long-term care premiums earned in 2000 increased 1.8% to $95,693, compared to $93,957 in 1999. We attribute our growth to continued improvements in product offerings, which competitively meet the needs of the long-term care marketplace, and growth from expansion into new states, such as New
Jersey, Connecticut and New York. In addition, we introduced our group plan, which offers long-term care insurance to group members on a guaranteed acceptance basis. Group plan sales accounted for approximately $4,000 in 2000 first year premium. We believe that our growth was otherwise hampered during 2000 as a result of the introduction of higher priced products in many states and unfavorable press reports regarding the long-term care industry and our company as a market leader.

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

First year commissions on accident and health business in 2000 decreased .6% to $65,117, compared to $65,538 in 1999, due primarily to the lack of commissions paid for our new group policies. The ratio of first year accident and health commissions to first year accident and health premiums was 67.1% in 2000 and 69.4% in 1999, which also reflects the lack of group product commissions. The mix of policyholder issue ages for new business affects the overall percentage of commissions paid for new business due to our age-scaled commission rates. Generally, sales to younger policyholders have a higher commission percentage.

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

Commission expense during 2000 was reduced by the netting, as an intercompany elimination, of $4,923 from override commissions paid to our insurance agency subsidiaries by affiliated insurers. During 1999, commissions were reduced by $2,593. In 2000, override commission reductions included approximately $1,991 from the insurance agency that we purchased in January 2000.

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

In conjunction with our decision to discontinue our implementation of this computer system, we filed suit against the software manufacturer and several consultants, alleging misrepresentations regarding the system's capabilities and ability to meet our expectations. We received $1,119 in settlement of a portion of the lawsuit in 2000. In 2001, we received settlement in our favor of $357 from two additional parties who acted as consultants on the project.

Reserve for claim litigation. In the second quarter 2000, a jury awarded compensatory damages of $24 and punitive damages of $2,000 in favor of the plaintiff in a disputed claim case against one of our subsidiaries. We subsequently appealed the decision. During the second quarter 2001, we agreed to settle the claim for $750 rather than pursuing the appeal process.

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

Our 2000 Report of Independent Accountants contained a going concern opinion resulting from uncertainty regarding parent company liquidity and insurance subsidiary statutory surplus. Our 2001 Report of Independent Accountants does not contain a going concern opinion because of the steps that we have taken to improve parent company liquidity and insurance subsidiary statutory surplus, including the approval of our Corrective Action Plan with the Pennsylvania Insurance Department, our reinsurance agreement with Centre Solutions (Bermuda) Limited (see "Subsidiary Operations") and the public and private placement of additional shares of our Common Stock (see "Parent Company Operations"). However, we cannot make assurances that parent company liquidity and insurance subsidiary statutory surplus will not cause uncertainty with respect to our ability to continue as a going concern without additional resources in the future. See "Parent Company Operations."

In 2001, our cash decreased by $1,996, primarily from funds used to purchase bonds and equity securities of $263,388. Our cash was primarily increased by proceeds from the sale and maturity of investment securities of $128,881. These sources of funds were supplemented with $111,277 from operations and $25,726 generated from exercise of rights to purchase shares of our common stock distributed to our shareholders and holders of our Subordinated Notes.

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

Our insurance subsidiaries, Penn Treaty, American Network and American Independent (representing approximately 92%, 6% and 2% of our in-force premium, respectively) are each required to hold statutory surplus that is above a certain required level. If the statutory surplus of any of our Pennsylvania subsidiaries falls below such level, the Department would be required to place such subsidiary under regulatory control, leading to rehabilitation or liquidation. At December 31, 2000, Penn Treaty had Total Adjusted Capital at the Regulatory Action level. As a result, it was required to file a Corrective Action Plan (the "Plan") with the insurance commissioner.

Subsequent to December 31, 2001, the Department approved the Plan. As a primary component of the Plan, effective December 31, 2001, Penn Treaty and American Network entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of our respective long-term care insurance policies then in-force. The agreement was entered with Centre Solutions (Bermuda) Limited, which is rated A- by A.M. Best. The agreement, which is subject to certain coverage limitations, meets the requirements to qualify as reinsurance for statutory accounting, but not for generally accepted accounting principles. The initial premium of the treaties is approximately $619,000, comprised of $563,000 of cash and qualified securities transferred subsequent to December 31, 2001, and $56,000 as funds held due to the reinsurer. The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, will be credited to a notional experience account, which is held for our benefit in the event of commutation and recapture on or after December 31, 2007. The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark indices and hedges that are intended to match the duration of our reserve liability.

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

The Plan requires our subsidiary to comply with certain other agreements at the direction of the Department, including, but not limited to:

     -  new investments are limited to NAIC 1 or 2 rated securities.

     -  affiliated transactions are limited and require Department approval.

     - an agreement to increase statutory reserves (which is the responsibility of the reinsurer) by an additional $100,000 throughout 2002-2004, such that our policy reserves will be based on new, current claims assumptions and will not include any rate increases. These claim assumptions are applied to all policies, regardless of issue year and are assumed to have been present since the policy was first issued.

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

     PARENT COMPANY OPERATIONS
     (DOLLARS IN THOUSANDS)

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

Effective December 31, 2001, we entered a reinsurance agreement to reinsure, on a quota share basis, substantially all of our long-term care insurance policies in-force. The transaction resulted in the transfer of debt and equity securities of approximately $563,000 to the reinsurer. The agreements provide us the opportunity to commute and recapture after December 31, 2007. To that end, the reinsurer will maintain a notional experience account for our benefit only in the event of commutation and recapture, which reflects the initial premium paid, future premiums collected net of claims, expenses and accumulated investment earnings. The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark indices and hedges that are designed to closely match the duration of reserve liabilities. As a result, we will likely experience significant volatility in our future financial statements.

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


                                                                             Accumulated
                                  Common Stock                   Additional    Other           Total
                                  ------------     Paid-In    Comprehensive   Retained       Treasury   Shareholders'
                                Shares    Amount   Capital    Income (Loss)   Earnings         Stock        Equity
                                ------    ------   --------   ------------- ------------     --------   -------------
Balance, December 31, 1998       8,189   $   819   $ 53,516   $       8,381     $ 96,660     $ (1,706)  $     157,670
Net income                                                                        21,320                       21,320
Other comprehensive loss                                            (15,445)                                  (15,445)
Treasury stock purchase                                                                        (4,999)         (4,999)

Option-based compensation                               108                                                       108
Exercised options proceeds           2                   31                                                        31
                                -------------------------------------------------------------------------------------

                                -------------------------------------------------------------------------------------
Balance, December 31, 1999       8,191       819     53,655          (7,064)     117,980       (6,705)        158,685
Net income                                                                        22,750                       22,750
Other comprehensive income                                            6,402                                     6,402
Option-based compensation                                86                                                        86
Exercised options proceeds          11         1        138                                                       139
                                -------------------------------------------------------------------------------------

                                -------------------------------------------------------------------------------------
Balance, December 31, 2000       8,202       820     53,879            (662)     140,730       (6,705)        188,062
Net loss                                                                         (48,589)                     (48,589)
Other comprehensive income                                           11,245                                    11,245

Option-based compensation                               485                                                 485
Rights offering proceeds        11,547     1,155     24,571                                              25,726
Warrants issued                                      15,855                                              15,855
Exercised options proceeds           1                   12                                                  12
                                -------------------------------------------------------------------------------

                                -------------------------------------------------------------------------------
Balance, December 31, 2001      19,750   $ 1,975   $ 94,802   $    10,583   $ 92,141   $ (6,705)  $     192,796
                                ===============================================================================

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

The following table lists the range of lives, cost and accumulated depreciation for various asset classes:

                                                                Accumulated
Class                                     Years       Cost      Depreciation
-----                                    -------    --------    ------------
Automobiles                                   5     $    370      $   229
Equipment and Software                    3 - 12      10,877        3,862
Furniture                                 7 - 12       1,864        1,183
Buildings                                10 - 40       6,266        1,320
                                                    --------      -------
                                                    $ 19,377      $ 6,594
                                                    ========      =======

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

The Company reviews the adequacy of its deferred acquisition costs on an annual basis, utilizing assumptions for future expected claims and interest rates. If the Company determines that the future gross profits of its in-force policies are not sufficient to recover its deferred acquisition costs, the Company recognizes a premium deficiency and "unlocks" (or changes) our historical assumptions to match current expectations. In 2001, the Company recognized a premium deficiency and unlocked its prior reserve assumptions. These assumptions include interest rates, premium rates, shock lapses and anti-selection of policyholder persistence. As a result, reserves for benefits to policyholders was decreased by approximately $7,600 in 2001, due to anticipated premium rate increases, which were partially offset by changes in discount rates, lapse assumptions and future claims assumptions.

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

The Company uses deposit accounting for reinsurance agreements that do not meet the risk transfer criteria in SFAS 113.

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

Gross unrealized gains and losses pertaining to equity securities were as follows:

                                             Gross         Gross
                   Original    Unrealized  Unrealized    Estimated
                     Cost        Gains      Losses      Market Value
                   --------    ----------  ----------   ------------
          2001     $ 8,760      $ 1,042     $    --       $ 9,802
          2000     $17,112      $ 1,758     $(2,374)      $16,496
          1999     $17,853      $ 2,579     $(1,269)      $19,163

Net investment income is applicable to the following investments:

                                       2001          2000          1999
                                    --------      --------      --------
Bonds                               $ 28,157      $ 25,777      $ 21,460
Equity securities                        519           665           482
Cash and short-term investments        3,167         1,751         1,432
                                    --------      --------      --------

Investment income                     31,843        28,193        23,374
Investment expense                    (1,230)         (785)         (755)
                                    --------      --------      --------
Net investment income               $ 30,613      $ 27,408      $ 22,619
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

5.   POLICY RESERVES AND CLAIMS:

Policy reserves have been computed principally by the net level premium method based upon estimated future investment yield, mortality, morbidity, withdrawals and other benefits. The composition of the policy reserves at December 31, 2001 and 2000 and the assumptions pertinent thereto are presented below:

                                             Amount of Policy Reserves
                                                as of December 31,
                                           ---------------------------
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

Ordinary life, individual  Mortality based on 1975-80 SOA Mortality Table(Age
                           Last Birthday).

Financial Pages (F)        15

          Activity in policy and contract claims is summarized as follows:

                                                 2001                 2000                1999
                                                 ----                 ----                ----
          Balance at January 1                $ 164,565            $ 137,534            $105,667
          less reinsurance recoverable            5,454                3,917               3,335
                                              ---------            ---------            --------
          Net balance at January 1              159,111              133,617             102,332
          Incurred related to:
               Current year                     193,552              135,084             117,086
               Prior years                       17,477               13,427               9,231
                                              ---------            ---------            --------
                    Total incurred              211,029              148,511             126,317
          Paid related to:
               Current year                      73,726               37,864              25,145
               Prior years                       90,836               85,153              69,887
                                              ---------            ---------            --------
                    Total paid                  164,562              123,017              95,032

          Net balance at December 31            205,578              159,111             133,617
          plus reinsurance recoverable            8,888                5,454               3,917
                                              ---------            ---------            --------
          Balance at December 31              $ 214,466            $ 164,565            $137,534
                                              =========            =========            ========

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

6.   Long-Term Debt:

Long-term debt at December 31, 2001 and 2000 is as follows:

                                                                                     2001      2000
                                                                                     ----      ----
Convertible, subordinated debt issued in November 1996, with a semi-annual coupon of 6.25% annual percentage rate. Debt is callable after December 2, 1999 at declining redemption values and matures in December 2003. Prior to maturity, the debt is convertible to shares of the Company's common stock at $28.44 per
share.                                                                             $74,750    $74,750

Mortgage loan with interest rate fixed for five years at 6.85% effective
September 1998, which was repriced from 7.3% in 1997. Although carrying a variable rate of LIBOR + 90 basis points, the loan has an effective fixed rate due to an offsetting swap with the same institution. Current monthly payment of
$16 based on a fifteen year amortization schedule with a balloon payment due
September 2003; collateralized by property with depreciated cost of $2,361 and
$2,352 as of December 31, 2001 and 2000, respectively.                               1,582      1,664

Installment note for purchase of UIG, due January 2002, payable in annual
installments at 0% interest. (imputed at 6%)                                         2,858      5,554
                                                                                   -------    -------
                                                                                   $79,190    $81,968
                                                                                   =======    =======

Principal repayment of mortgage and other debt are due as follows:

          2002              $  2,978
          2003                76,212
                            --------
                            $ 79,190
                            ========

7.   FEDERAL INCOME TAXES:

The (benefit) provision for federal income taxes for the years ended December 31 consisted of:

                                2001            2000            1999
                              --------        --------        --------
               Current        $ (3,503)       $  3,045        $  1,974
               Deferred        (12,777)          8,675           8,863
                              --------        --------        --------
                              $(16,280)       $ 11,720        $ 10,837
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

                                                          2001           2000
                                                        --------      --------
Net operating loss carryforward                         $ 22,102       $ 3,080
Excise tax                                                 1,972             -
Policy reserves                                                -        18,841
Unrealized losses on investments                               -           352
Other than temporary decline
   in market value                                         3,187         1,150

Other                                                          -           612
Valuation allowance                                       (5,775)            -
                                                        --------      --------
         Total deferred tax assets                      $ 21,486      $ 24,035
                                                        ========      ========

Deferred policy acquisition costs                       $(36,822)     $(67,533)
Present value of future profits acquired                    (678)         (823)
Premiums due and unpaid                                     (767)       (1,100)
Unrealized gains on investments                           (5,451)            -
Policy reserves                                          (13,830)            -
Other                                                     (2,385)            -
                                                        --------      --------
         Total deferred income liabilities              $(59,933)     $(69,456)
                                                        ========      ========

Net deferred income tax                                 $(38,447)     $(45,421)
                                                        ========      ========

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

8.   Statutory Information:

The insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance department of the state of domicile. Net income and capital and surplus as reported in accordance with statutory accounting principles for the Company's insurance subsidiaries are as follows:

                          2001          2000          1999
                          ----          ----          ----
Net loss                $(32,222)     $(28,984)     $ (6,826)
Capital and surplus     $ 17,807      $ 29,137      $ 66,872

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

The Company's subsidiaries are required to hold statutory surplus that is, at a minimum, above a calculated authorized control level at which the Pennsylvania Insurance Department (the "Department") may required to place its subsidiary under regulatory control, leading to rehabilitation or liquidation. Insurers are obligated to hold additional statutory surplus above the authorized control level. At December 31, 2000, the Company's primary insurance subsidiary, representing 94% of our direct premium, had Total Adjusted Capital at the regulatory action level. As a result, it was required to file a Corrective Action Plan (the "Plan") with insurance commissioner.

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

The Plan requires the Company's subsidiary to comply with certain other agreements at the direction of the Department, including, but not limited to:

-    new investments are limited to NAIC 1 or 2 rated securities.

-    affiliated transactions are limited and require Department approval.

- an agreement to increase statutory reserves the reinsurance agreement has the capacity to accommodate this increase by an additional $100,000 throughout 2002-2004, such that its policy reserves will be based on new, current claims assumptions and will not include any rate increases. These claim assumptions are applied to all policies, regardless of issue year and are assumed to have been present since the policy was first issued.

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

                                                   2001            2000           1999
                                                   ----            ----           ----
Net Income                      As reported     $  (48,589)     $   22,750     $   21,320
                                Pro forma       $  (49,133)     $   22,325     $   21,030

Basic Earnings Per Share        As reported     $    (3.41)     $     3.13     $     2.83
                                Pro forma       $    (3.41)     $     3.07     $     2.79

Diluted Earnings Per Share      As reported     $    (3.41)     $     2.61     $     2.40
                                Pro forma       $    (3.41)     $     2.57     $     2.37

Financial Pages (F)                     21

The following is a summary of the Company's option activity, including grants, exercises, forfeitures and weighted average price information:

                                              2001                        2000                         1999
                                    --------------------------  --------------------------  ------------------------
                                                    Exercise                     Exercise                  Exercise
                                                      Price                       Price                     Price
                                      Options      Per Option     Options       Per Option    Options     Per Option
                                    ---------      -----------   ----------  -------------  ----------   -----------
Outstanding at beginning of year          685        $ 19.59         552        $ 19.64         554         $ 19.62
Granted                                   596        $  6.96         155        $ 19.25           0         $     -
Exercised                                   1        $ 12.45          11        $ 12.56           2         $ 13.38
Forfeitures                               632        $ 18.79          11        $ 24.44           0         $     -
                                    ---------        -------       -----        -------      ------         -------
Outstanding at end of year                648        $  8.48         685        $ 19.59         552         $ 19.64
                                    =========        =======       =====        =======      ======         =======
Exercisable at end of year                 88        $ 17.99         457        $ 18.15         404         $ 16.20
                                    =========        =======       =====        =======      ======         =======

                                     Outstanding        Remaining          Exercisable
                                     at December        Contractual        at December
Range of Exercise Prices              31, 2001          Life (Yrs)          31, 2001
------------------------         -------------------------------------------------------
     3.40  --  4.72                       206               10                13
     5.19  --  7.82                       258               10                18
     8.60  -- 12.38                       103               10                 4
     12.63 -- 32.25                        81                7                53
                                 ------------------------------------------------------
                                          648               10                88
                                 ======================================================

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

Effective December 31, 2000 and 1999, PTNA entered separate funds withheld financial reinsurance agreements with unaffiliated reinsurers. Under the agreements, PTNA ceded the claims risk of a material portion of its long-term care policies. The agreements did not qualify for reinsurance treatment in accordance with SFAS 113 because, based on the Company's analysis, the agreements did not result in the reasonable possibility that the reinsurer could realize a significant loss in the event of adverse development. As a result, the Company is using deposit accounting for these agreements and results of operations reflect only the non-refundable annual fee owed to the reinsurer. Since the contracts were executed as funds withheld, there was no reinsurance recoverable or payable on a GAAP basis on the balance sheet. The agreements met the requirements to qualify for reinsurance treatment under statutory accounting rules. As a result of these agreements, 2000 statutory surplus was increased by $19,841. During 2001, both agreements were commuted, resulting in a reduction of statutory surplus of approximately $20,000.

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

This agreement does not qualify for reinsurance treatment in accordance with SFAS 113 because, based on the Company's analysis, the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. As a result, the Company is using deposit accounting for this agreement. The agreement contains a number of provision that reduce the risk to the reinsurer including the experience refund provisions, expense and risk charges due to the reinsurer and the aggregate limit of liability. This agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

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

The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of income and comprehensive income, which are net of reinsurance activity:

                                                             Ceded to          Assumed
                                              Gross           Other           from Other           Net
                                              Amount        Companies         Companies           Amount
                                         --------------   --------------    --------------    --------------
December 31, 2001
   Ordinary life insurance
     In-force                            $       52,322   $       10,543    $            0    $       41,779
   Premiums:
        Accident and health                     355,574           13,760             5,749           347,563
        Life                                      3,586              759                 1             2,828
   Benefits to policyholders:
        Accident and health                     211,849            3,935             1,153           209,067
        Life                                      2,356              394                 0             1,962
   Inc in policy reserves:
        Accident and health                      32,019            7,244             2,656            27,431
        Life                                      1,515              820                 0               695
   Commissions                           $       76,095   $        1,178    $        1,888    $       76,805

December 31, 2000
   Ordinary life insurance
     In-force                            $       58,907   $       12,675    $            0    $       46,232
   Premiums:

        Accident and health                     352,534            3,010             4,512           354,036
        Life                                      3,304              228                 1             3,077
   Benefits to policyholders:
        Accident and health                     164,728            2,346               713           163,095
        Life                                      2,469              441                 0             2,028
   Inc (dec) in policy reserves:
        Accident and health                      76,514               77             1,053            77,490
        Life                                        931              (27)                0               958
   Commissions                           $      100,681   $          255    $        1,887    $      102,313

December 31, 1999
   Ordinary life insurance
     In-force                            $       61,522   $       14,009    $            0    $       47,513
   Premiums:
        Accident and health                     289,396            2,935             2,738           289,199
        Life                                      3,664              348                 1             3,317
   Benefits to policyholders:
        Accident and health                     133,188            2,265               161           131,084
        Life                                      2,117               14                 0             2,103
   Inc (dec) in policy reserves:
        Accident and health                      65,725              360               (14)           65,351
        Life                                      2,733              943                 0             1,790

   Commissions                           $       95,376   $          621    $        1,997    $       96,752

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

                                                 December 31, 2001               December 31, 2000
                                         -------------------------------   -------------------------------
                                             Carrying          Fair           Carrying           Fair
                                              Amount           Value           Amount            Value
                                         --------------   --------------   --------------   --------------
Financial assets:
   Investments
      Bonds, available for sale          $      478,608   $      478,608   $      349,488   $      349,488
      Equity securities                           9,802            9,802           16,496           16,496
      Policy loans                                  181              181              142              142
   Cash and cash equivalents                    114,600          114,600          116,596          116,596

Financial liabilities:
   Convertible debt                      $       74,750   $       52,325   $       74,750   $       60,828
   Mortgage and other debt                        4,440            4,440            7,218            7,218

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

                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                                (PARENT COMPANY)
                                 Balance Sheets
                        as of December 31, 2001 and 2000
                             (amounts in thousands)

                                                                         2001              2000
                                                                    --------------    --------------
                                ASSETS

Bonds, available for sale at market (amortized cost $0)             $           --    $           --
Equity securities at market (cost $0)                                           --                --
Cash and cash equivalents                                                    3,126             1,163
Investment in subsidiaries*                                                273,370           272,453
Other assets                                                                 1,245             1,412
                                                                    --------------    --------------

                    Total assets                                    $      277,741    $      275,028
                                                                    ==============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                      $       77,608    $       80,304
Accrued interest payable                                                       651               768

Accounts payable                                                                58                88
Due to subsidiaries*                                                         6,628             5,806
                                                                    --------------    --------------

                    Total liabilities                                       84,945            86,966
                                                                    --------------    --------------

Shareholders' equity
   Preferred stock, par value $1.00; 5,000 shares
       authorized, none outstanding                                             --                --
   Common stock, par value $.10; 25,000 shares
       authorized, 19,750 and 8,202 shares
       issued, respectively                                                  1,975               820
   Additional paid-in capital                                               94,802            53,879
   Accumulated other comprehensive income (loss)                            10,583              (662)
   Retained earnings                                                        92,141           140,730
                                                                    --------------    --------------

                                                                           199,501           194,767
    Less 915 of common shares held in treasury, at cost                     (6,705)           (6,705)
                                                                    --------------    --------------

                   Total shareholders' equity                              192,796           188,062
                                                                    --------------    --------------

                   Total liabilities and shareholders' equity       $      277,741    $      275,028
                                                                    ==============    ==============

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

                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                                (PARENT COMPANY)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000 and 1999
                             (amounts in thousands)

                                                                                       2001            2000            1999
                                                                                   ------------    ------------    ------------
Cash flows from operating activities:
    Net (loss) income                                                              $    (48,589)   $     22,750    $     21,320
    Adjustments to reconcile net (loss) income
            to cash used in operations:
        Equity in undistributed earnings of subsidiaries                                 42,745         (27,855)        (29,870)
        Depreciation and amortization                                                       437             491             397
        Net realized losses                                                                  --             130              48
        Loss due to impairment of property and equipment                                     --              --           2,799
        Increase (decrease) due to change in:
            Due to/from subsidiaries                                                        822             575           2,672
            Other, net                                                                     (469)             99            (515)
                                                                                   ------------    ------------    ------------

                    Net cash used in operations                                          (5,054)         (3,810)         (3,149)
                                                                                   ------------    ------------    ------------

Cash flows from investing activities:
    Cash purchase of subsidiary                                                              --              --         (10,113)
    Sales and maturities of investments                                                      --           5,494           4,063
    Purchase of investments                                                                  --            (874)         (3,406)
    Acquisition of property and equipment                                                   (25)            (50)         (1,614)
                                                                                   ------------    ------------    ------------

                    Net cash (used in) provided by investing activities                     (25)          4,570         (11,070)
                                                                                   ------------    ------------    ------------

Cash flows from financing activities:

    Contribution to subsidiary                                                          (18,000)             --          (1,000)
    Dividend from subsidiary                                                              2,000              --           1,039
    Proceeds from exercise of stock options                                                  12             139              31
    Proceeds from note payable to subsidiary                                                 --              --             750
    Repayment of mortgages and other borrowings                                          (2,696)           (818)           (794)

    Proceeds from rights offering                                                        25,726              --              --
                                                                                   ------------    ------------    ------------

                    Net cash provided by (used in) financing activities                   7,042            (679)             26
                                                                                   ------------    ------------    ------------

                    Increase (decrease) in cash and cash equivalents                      1,963              81         (14,193)

Cash and cash equivalents balances:
    Beginning of year                                                                     1,163           1,082          15,275
                                                                                   ------------    ------------    ------------

    End of year                                                                    $      3,126    $      1,163    $      1,082
                                                                                   ============    ============    ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                         $      4,843    $      4,863    $      4,887
                                                                                   ============    ============    ============
    Acquisition of subsidiary with note payable                                    $         --    $         --    $      7,167
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

                                        -original-page 50-

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

10.15 Form of Change of Control Agreements with Executives. ***

10.16 Penn Treaty American Corporation 1998 Incentive Stock Option Plan. ***

10.17 Employment Contract with Executive Vice President. ***

10.48 Change of Control Employment Agreement. ******

10.49 Change of Control Employment Agreement. ******

10.50 Employment Agreement. ******

10.60 Reinsurance and Warrant Agreements by Centre Solutions (Bermuda) Limited, filed on Form 8-K.++

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

** Incorporated by reference to the Registrant's Registration Statement on Form S-1 dated November 17, 1989, as amended.

*** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

**** Incorporated by reference to the Registrant's Registration Statement on Form S-1 dated June 30, 1995, as amended.

***** Incorporated by reference to the Registrant's Registration Statement on Form S-3 dated February 19, 1999.

++ Incorporated by reference to the Registrant's Statement on Form 8-K dated February 21, 2002.

Executive Compensation Plans - see Exhibits 10.1, 10.2, 10.11 and 10.17, 10.48, 10.49, and 10.50.

        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PENN TREATY AMERICAN CORPORATION

Date: December 24, 2002        By: /s/ Irving Levit
                               -------------------------------------
                               Irving Levit, Chairman of the Board,
                               Chief Executive Officer and President
                               (principal executive officer)

Date: December 24, 2002        By: /s/ Cameron B. Waite
                               -------------------------------------
                               Cameron B. Waite, Chief Financial Officer
                               (principal financial officer)

Date: December 24, 2002        By: /s/ Michael F. Grill
                               -------------------------------------
                               Michael F. Grill, Treasurer
                               (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 24, 2002        By: /s/ Irving Levit
                               -------------------------------------
                               Irving Levit, Chairman of the Board,
                               Chief Executive Officer and President

Date: December 24, 2002        By: /s/ A.J. Carden
                               -------------------------------------
                               A.J. Carden, Executive Vice President and
                               Director

Date: December 24, 2002        By: /s/ Michael F. Grill
                               -------------------------------------
                               Michael F. Grill, Treasurer and Director

Date: December 24, 2002        By: /s/ Domenic P. Stangherlin
                               -------------------------------------
                               Domenic P. Stangherlin, Director

Date: December 24, 2002        By: /s/ Jack D. Baum
                               -------------------------------------
                               Jack D. Baum, Vice President, and Director

Date: December 24, 2002        By: /s/ Francis R. Grebe
                               -------------------------------------
                               Francis R. Grebe, Director

Date: December 24, 2002        By: /s/ Alexander M. Clark
                               -------------------------------------
                               Alexander M. Clark, Director

Date: December 24, 2002        By: /s/ Matthew Kaplan
                               -------------------------------------
                               Matthew Kaplan, Director

Date: December 24, 2002        By: /s/ James Heyer
                               -------------------------------------
                               James Heyer, Director

                               -original-page 52-

Date: December 24, 2002        By: /s/ Cameron B. Waite
                               -------------------------------------
                               Cameron B. Waite, Chief Financial
                               Officer (principal financial officer)

Date: December 24, 2002        By: /s/ Michael F. Grill
                               -------------------------------------
                               Michael F. Grill, Treasurer
                               (principal accounting officer)

                               -original-page 53-

I, Irving Levit, certify that:

1. I have reviewed this annual report on Form 10-K/A of Penn Treaty American Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  December 24, 2002              /s/ Irving Levit
       -----------------              -------------------------------
                                          Irving Levit
                                          Chairman of the Board and
                                          Chief  Executive Officer

I, William W. Hunt, certify that:

1. I have reviewed this annual report on Form 10-K/A of Penn Treaty American Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  December 24, 2002                  /s/ William W. Hunt
       -----------------                  ----------------------------
                                              William W. Hunt
                                              President and
                                              Chief Operating Officer

I, Cameron B. Waite, certify that:

1. I have reviewed this annual report on Form 10-K/A of Penn Treaty American Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  December 24, 2002                 /s/ Cameron B. Waite
       -----------------                 --------------------------------
                                             Cameron B. Waite
                                             Executive Vice President and
                                             Chief Financial Officer