Form 10-Q/A
period 2002-09-30
PENN TREATY AMERICAN CORP
filed 2002-12-24
CIK 814181

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


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

                           ****EXPLANATORY NOTE****
                           ------------------------

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

AS A RESULT OF THE REVIEW, THE COMMISSION REQUESTED, AND THE COMPANY AGREED, TO CLARIFY CERTAIN LANGUAGE IN ITS FILINGS. IN RESPONSE, THE COMPANY HAS FILED THE ATTACHED FORM 10-Q/A FOR THE PERIOD ENDED SEPTEMBER 30, 2002, WHICH IS ITS MOST RECENT INTERIM REPORT.

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

                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (amounts in thousands)


                                                                                   September 30,         December 31,
                                                                                       2002                  2001
                                                                                   -------------         ------------
                                                                                    (unaudited)
                      ASSETS

Investments:
  Bonds, available for sale at market (cost of $25,776 and $463,618, respectively)    $    27,506         $  478,608
  Equity securities at market value (cost of $0 and $8,760, respectively)                      --              9,802
  Policy loans                                                                                237                181

                                                                                      -----------         ----------
Total investments                                                                          27,743            488,591
Cash and cash equivalents                                                                  23,703            114,600
Property and equipment, at cost, less accumulated depreciation of
  $7,868 and $6,594, respectively                                                          12,959             12,783
Unamortized deferred policy acquisition costs                                             172,198            180,052
Receivables from agents, less allowance for uncollectable amounts of $199                   1,411              2,190
Accrued investment income                                                                     431              7,907
Federal income tax recoverable                                                              5,477              4,406
Goodwill                                                                                   20,620             25,771
Present value of future profits acquired                                                      894              1,937
Receivable from reinsurers                                                                 25,164             25,594
Corporate owned life insurance                                                             57,054             54,478
Experience account due from reinsurer                                                     686,122                 --
Other assets                                                                               20,154             22,058
                                                                                      -----------         ----------
    Total assets                                                                      $ 1,053,930         $  940,367
                                                                                      ===========         ==========
                       LIABILITIES
Policy reserves:
  Accident and health                                                                 $   446,005         $  382,660
  Life                                                                                     13,279             13,386
Policy and contract claims                                                                324,646            214,466
Accounts payable and other liabilities                                                     17,903             19,422
Long-term debt                                                                             76,266             79,190
Deferred income taxes                                                                      21,583             38,447




                                                                                      -----------         ----------
    Total liabilities                                                                     899,682            747,571
                                                                                      -----------         ----------
Commitments and contingencies                                                                  --                 --

                       SHAREHOLDERS' EQUITY

Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding                    --                 --
Common stock, par value $.10; 40,000 shares authorized,  20,321 and 19,749
  shares issued                                                                             2,032              1,975
Additional paid-in capital                                                                 96,992             94,802
Accumulated other comprehensive income                                                      1,119             10,583
Retained earnings                                                                          60,810             92,141
                                                                                      -----------         ----------
                                                                                          160,953            199,501
Less 915 common shares held in treasury, at cost                                           (6,705)            (6,705)
                                                                                      -----------         ----------
                                                                                          154,248            192,796
                                                                                      -----------         ----------
    Total liabilities and shareholders' equity                                        $ 1,053,930         $  940,367
                                                                                      ===========         ==========

                                       4


          See accompanying notes to consolidated financial statements.

                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                                   (unaudited)
                  (amounts in thousands, except per share data)


                                                                     Three Months Ended         Nine Months Ended
                                                                       September 30,               September 30,
                                                                  -----------------------    ----------------------
                                                                    2002         2001          2002        2001
                                                                  ---------   -----------    ----------  ----------

 Revenues:
   Premium revenue                                                $  83,635   $  80,588     $  251,777   $  266,646
   Net investment income                                             10,122       8,571         29,829       22,481
   Net realized capital gains (losses)                                   85        (314)        14,649       (1,168)
   Trading account loss                                                  --      (1,506)            --       (2,830)
   Market gain on experience account                                 62,747          --         56,745           --
   Other income                                                       4,361       2,548          9,523        7,313
                                                                  ---------   ---------     ----------   ----------
                                                                    160,950      89,887        362,523      292,442
                                                                  ---------   ---------     ----------   ----------
 Benefits and expenses:
   Benefits to policyholders                                        164,170      47,220        306,872      179,592
   Commissions                                                       11,527      16,920         36,034       62,744
   Net policy acquisition costs amortized                             3,403       7,255          7,854        3,608
   General and administrative expense                                13,344      11,079         34,929       36,670
   Expense and risk charges on reinsurance                            3,577          --         10,731           --
   Claim litigation costs                                                --          --             --         (250)
   Excise tax expense                                                   812          --          2,185           --
   Interest expense                                                   1,195       1,238          3,585        3,760
                                                                  ---------   ---------     ----------   ----------
                                                                    198,028      83,712        402,190      286,124
                                                                  ---------   ---------     ----------   ----------


 (Loss) gain before federal income taxes and cumulative
     effect of accounting change                                    (37,078)      6,175        (39,667)       6,318
  Federal income tax (benefit) provision                            (12,607)      2,100        (13,487)       2,148
                                                                  ---------   ---------     ----------   ----------
  Net (loss) income before cumulative effect of
     accounting change                                              (24,471)      4,075        (26,180)       4,170




  Cumulative effect of change in accounting principle                    --          --         (5,151)          --
                                                                  ---------   ---------     ----------   ----------
  Net (loss) income                                                 (24,471)      4,075        (31,331)       4,170
                                                                  ---------   ---------     ----------   ----------
  Other comprehensive income:
     Unrealized holding gain arising during period                      890      14,341            347       15,519
     Income tax provision from unrealized holdings                     (302)     (5,019)          (118)      (5,432)
     Reclassification of (gain) loss included in net loss               (85)      1,820        (14,649)       3,998
     Income tax benefit from reclassification adjustment                 28        (637)         4,981       (1,400)
                                                                  ---------   ---------     ----------   ----------
     Comprehensive (loss) income                                   $(23,940)  $  14,580     $  (40,770)  $   16,855
                                                                  =========   ---------     ----------   ----------


 Basic earnings per share from net (loss) income before
     cumulative effect of accounting change                        $  (1.26)  $    0.22     $    (1.36)  $     0.33
  Basic earnings per share from net (loss) income                  $  (1.26)  $    0.22     $    (1.63)  $     0.33


 Diluted earnings per share from net (loss) income before
     cumulative effect of accounting change                        $  (1.26)  $    0.22     $    (1.36)  $     0.33
 Diluted earnings per share from net (loss) income before          $  (1.26)  $    0.22     $    (1.63)  $     0.33


 Weighted average number of shares outstanding                       19,376      18,836         19,194       12,703
 Weighted average number of shares outstanding (diluted)             19,376      18,836         19,194       12,826

         See accompanying notes to consolidated financial statements.

                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30,
                                   (unaudited)
                             (amounts in thousands)

                                                                     2002             2001
                                                                  ----------        ----------
Cash flow from operating activities:
  Net (loss) income                                               $ (31,331)        $   4,170
  Adjustments to reconcile net (loss) income to cash
    provided by operations:
    Amortization of intangible assets                                 1,313             1,516
    Cumulative effect of accounting change                            5,151                 -
    Amortization of gain on assumption reinsurance                    1,980                 -
    Policy acquisition costs, net                                     7,854             3,608
    Deferred income taxes                                           (11,988)              583
    Depreciation expense                                              1,274             1,165
    Net realized capital (gains) losses                             (14,649)            1,168
    Trading account loss                                                  -             2,830
    Net proceeds from purchase and sales of trading securities            -            (1,172)
  Increase (decrease) due to change in:
    Receivables from agents                                             779             1,156
    Receivable from reinsurers                                          430             3,938
    Experience account due from reinsurer                           (79,429)                -
    Policy and contract claims                                      110,180            38,807
    Policy reserves                                                  63,238            16,899
    Accounts payable and other liabilities                           (1,519)            9,331
    Federal income taxes recoverable                                 (1,071)            1,579
    Accrued investment income                                         7,476            (1,345)
    Other, net                                                         (523)           (1,077)
                                                                  ---------         ---------
      Cash provided by operations                                    59,165            83,156


Cash flow from investing activities:
  Proceeds from sales of bonds                                      473,554            70,780
  Proceeds from sales of equity securities                            9,547             8,395
  Proceeds from maturities of bonds                                   3,672            12,402
  Purchase of bonds                                                 (25,523)         (234,412)
  Purchase of equity securities                                         (20)          (12,670)
  Increase in corporate owned life insurance                         (2,576)                -
  Deposits to experience account due from reinsurer                (606,693)                -
  Acquisition of property and equipment                              (1,450)           (1,579)
                                                                  ---------         ---------
      Cash used in investing                                       (149,489)         (157,084)


Cash flow from financing activities:
  Proceeds from exercise of stock options                                 -                12
  Proceeds from stock offering                                        2,351            25,726
  Repayments of long-term debt                                       (2,924)           (2,758)
                                                                  ---------         ---------
      Cash (used in) provided by financing                             (573)           22,980
                                                                  ---------         ---------
Decrease in cash and cash equivalents                               (90,897)          (50,948)
Cash balances:
  Beginning of period                                               114,600           116,596
                                                                  ---------         ---------
  End of period                                                   $  23,703         $  65,648
                                                                  =========         =========

             See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002 (unaudited) (amounts in thousands, except per share data)

The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2001 of Penn Treaty American Corporation (the "Company").

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

The notional experience account represents a hybrid instrument, containing both a fixed debt host contract and an embedded derivative, and therefore is being accounted for in accordance with SFAS 133. The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the fixed debt host contract.

1. The fixed debt host yields a fixed return based on the yield to maturity of the underlying benchmark indices. The return on the fixed debt host is reported as investment income in the Statement of Operations.

2. The change in fair value of the embedded derivative represents the percentage change in the underlying indices applied to the notional experience account, similar to that of an unrealized gain/loss on a bond. The change in the fair value of the embedded derivative is reported as market gain on experience account in the Statement of Operations.

As a result, the Company's financial statements are subject to significant volatility. The benchmark indices are comprised of US treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years. During the nine-month period ending September 30, 2002, the Company recorded $28,391 in net investment income from the debt host and a market gain of $56,745.

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

This agreement does not qualify for reinsurance treatment in accordance with FASB No. 113 because, based on the Company's analysis, the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, expense and risk charges due to the reinsurer and the aggregate limit of liability. As a result, the Company is using deposit accounting for this agreement. This agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

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

                                             September 30, 2002                     December 31, 2001
                                          --------------------------            --------------------------
                                           Amortized      Estimated              Amortized     Estimated
                                            Cost        Market Value               Cost       Market Value
                                          -----------   ------------            ------------  ------------
   U.S. Treasury securities
     and obligations of U.S.
     Government authorities
     and agencies                          $  14,532     $  15,767              $  164,712      $  172,063

   Obligations of states and
     political sub-divisions                      --            --                     572             612

   Mortgage backed securities                  1,824         1,899                  42,587          43,331

   Debt securities issued by
    foreign governments                          206           217                  11,954          12,089

   Corporate securities                        9,214         9,623                 243,793         250,513

   Equities                                       --            --                   8,760           9,802

   Policy Loans                                  237           237                     181             181
                                           ---------    ----------              ----------     -----------
   Total Investments                       $  26,013    $   27,743              $  472,559     $   488,591
                                          ==========    ==========              ==========     ===========


   Net unrealized gain                         1,730                                16,032
                                          ----------                            ----------
                                          $   27,743                            $  488,591
                                          ==========                            ==========

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

                                                                    Three Months Ended          Nine Months Ended
                                                                      September 30,              September 30,
                                                                  -----------------------    ----------------------
                                                                    2002         2001          2002        2001
                                                                  ---------   -----------    ----------  ----------
Net (loss) income before cumulative effect of accounting change  $  (24,471)  $    4,075     $  (26,180)   $  4,170
Weighted average common shares outstanding                           19,376       18,836         19,194      12,703
                                                                 ----------   ----------     ----------    --------
Basic earnings per share from net income before
     cumulative effect of accounting change                      $    (1.26)  $     0.22     $    (1.36)   $   0.33
                                                                 ==========   ==========     ==========    ========
Net (loss) income before cumulative effect of
     accounting change                                           $  (24,471)  $    4,075     $  (26,180)   $  4,170
Cumulative effect of accounting change                                   --           --         (5,151)         --
                                                                 ----------   ----------     ----------    --------
Net (loss) income                                                $  (24,471)  $    4,075     $  (31,331)   $  4,170
                                                                 ==========   ==========     ==========    ========

Basic earnings per share from net income                         $    (1.26)  $     0.22     $    (1.63)   $   0.33
                                                                 ==========   ==========     ==========    ========
Adjustments net of tax:
     Interest expense on convertible debt                        $       --   $       --     $       --    $     --
     Amortization of debt offering costs                                 --           --             --          --
                                                                 ----------   ----------     ----------    --------
Diluted net (loss) income before cumulative effect of
     accounting change                                           $  (24,471)  $    4,075     $  (26,180)   $  4,170
                                                                 ==========   ==========     ==========    ========
Diluted net (loss) income                                        $  (24,471)  $    4,075     $  (31,331)   $  4,170
                                                                 ==========   ==========     ==========    ========
========


Weighted average common shares outstanding                           19,376       18,836         19,194      12,703
Common stock equivalents due to dilutive
     effect of stock options/warrants                                    --           --             --         123
Shares converted from convertible debt                                   --           --             --          --
                                                                 ----------   ----------     ----------    --------
Total outstanding shares for diluted earnings
     per share computation                                           19,376       18,836         19,194      12,826
                                                                 ----------   ----------     ----------    --------
Diluted earnings per share from net income before
     cumulative effect of accounting change                      $    (1.26)  $     0.22     $    (1.36)   $   0.33




                                                                 ==========   ==========     ==========    ========
Diluted earnings per share                                       $    (1.26)  $     0.22     $    (1.63)   $   0.33
                                                                 ==========   ==========     ==========    =========

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

7.   Policy Reserves and Deferred Policy Acquisition Costs:

The Company also maintains reserves for policies that are not currently on claim based upon actuarial expectations that a policy may go on claim in the future. Benefit reserves are determined by evaluating future claims less premium payments to determine the present value of our anticipated future liability. These reserves are calculated based on factors that include estimates for mortality, morbidity, interest rates, premium rate increases and persistency. Factor components generally include assumptions that are consistent with both our experience and industry practices.

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

10.  Subsequent Events:

In September 2002, the Company, having made all necessary filings with the Securities and Exchange Commission, commenced an offer of up to $74,750 in aggregate principal amount of 6-1/4% Convertible Subordinated Notes due 2008 in exchange for up to all of its outstanding 6-1/4% Convertible Subordinated Notes due 2003. Under the terms of the exchange, the new notes would have terms similar to the former notes but mature in October 2008 and would be convertible into shares of the Company's common stock at a conversion price of $5.31. Prior to the termination of the exchange offer, the Company reduced its offered conversion price to $4.50. In addition, beginning in October 2004, the new notes are mandatorily convertible if, at any time, the 15-day average closing price of the Company's common stock exceeds 110% of the conversion price. On October 24, 2002, the Company's exchange offer expired and the Company exchanged $59,703 of the old notes due 2003 for new notes due 2008. The remaining old notes mature in December 2003 and are convertible into shares of the Company's common stock at a conversion price of $28.44. Subsequent to the expiration of the exchange offer, we exchanged an additional $3,640 upon the request of certain holders of the 2003 Notes.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview (amounts in thousands)

Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care, Medicare supplement, life and long-term disability insurance. We experienced significant reductions in new premium sales during 2001 due to the cessation of new business generation in all states and as a result of market concerns regarding our insurance subsidiaries' statutory surplus. Under our Plan which was approved by the Department in February 2002, we recommenced sales in certain states, but intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. Our underwriting practices rely upon the base of experience that we have developed in over 30 years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, we have encouraged our customers to purchase both nursing home and home health care coverage, thus providing our policyholders with enhanced protection and broadening our policy base.

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

The second is a reserve for incurred, either reported or not yet reported, policy and contract claims, which represents the benefits for current claims. The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating statistical information with respect to the number and nature of historical claims. We compare actual experience with estimates and adjust our reserves on the basis of such comparisons to the extent that our analysis suggests that adverse development is likely to continue or occur in future periods.

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

Deferred policy acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred policy acquisition costs ("DAC") is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies. In addition, the assumptions underlying DAC and our policy benefit reserves are periodically reviewed and updated to reflect current assumptions. Whenever we determine that our DAC is not fully recoverable, we impair the carrying value of our DAC through an expense to our consolidated statement of operations and comprehensive income. See "Results of Operations - Deferred Policy Acquisition Costs."

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

In connection with our reinsurance agreement with Centre, we transferred substantially all of our investment portfolio to the reinsurer as the initial premium payment. The initial and future premium for the reinsured policies, less claims payments, ceding commissions and risk charges is credited to a notional experience account, the balance of which also receives an investment credit. The notional experience account balance represents an amount to be paid to us in the event of commutation of the agreement. Based on our analysis of SFAS 133, we believe that the experience account represents a hybrid instrument, containing both a fixed debt host contract and an embedded derivative.

1. The fixed debt host yields a fixed return based upon the yield to maturity of the underlying benchmark indices. The return on the fixed debt host is reported as investment income in the Statement of Operations.

2. The change in fair value of the embedded derivative represents the percentage change in the underlying indices applied to the notional experience account, similar to that of an unrealized gain/loss on a bond. The change in the fair value of the embedded derivative is reported a market gain on experience account in the Statement of Operations.

As a result, our results of operations are subject to significant volatility. Recorded market value gains or losses, although recognized in current earnings, are expected to be offset in future periods as a result of our receipt of the most recent market rates, and, therefore, have no anticipated long-term effect on shareholder value. The benchmark indices are comprised of US

Treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years.

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

Results of Operations

Three Months Ended September 30, 2002 and 2001 (amounts in thousands)

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

Effective September 10, 2001, we determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was completed and approved by the Department. This decision resulted from our concern about further depletion of statutory surplus from new policy sales prior to the completion and approval of the Plan and from increasing concern with respect to the status of the Plan expressed by many states in which the Company is licensed to conduct business. Upon the approval by the Department of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have since recommenced new policy sales in nine additional states, including Florida and Texas (See "Liquidity and Capital Resources"), which have historically represented approximately 25% and 5%, respectively of our new policy sales. However, we have not yet commenced new policy sales in California, Virginia or Illinois, which together have traditionally represented approximately 27% of sales, or in 15 other states. We are actively working with the remaining states to recommence sales in all jurisdictions.

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

Our average yield on invested assets at cost, including cash and cash equivalents, was 6.1% in both the 2002 and 2001 quarters. Although market interest rates have declined, the yield in the 2002 quarter resulted from having investments only in higher yielding bonds (including the makeup of the underlying experience account indices, which have a duration of approximately 11 years), rather than in bonds and common stocks, as were present in the 2001 quarter. The investment income component of our notional experience account investment credit generated $9,798 in the 2002 quarter.

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

Market gain (loss) on notional experience account. We recorded a market gain on our notional experience account balance of $62,747 in the 2002 quarter.

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

Other income. We recorded $4,361 in other income during the 2002 quarter, up from $2,548 in the 2001 quarter. The increase is attributable primarily to a recognition of a deferred gain from the sale of our disability business in the 2001 quarter. The sale was done as a 100% quota share agreement, in contemplation of a subsequent assumption of the business, where actual ownership of the policies would change. In the 2002 quarter, approximately 50% of the policies were assumed and we recorded the corresponding portion of the deferred gain as a gain to other income.

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

Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. During the third quarter 2001, we filed for premium rate increases on the majority of our policy forms. These rate increases were necessary because we expect higher loss ratios as a result of higher claims expectations than existed at the time of the original form filings. We have currently received approval for more than 90% of the rate increases requested as measured by premiums. We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining future rate increases when deemed necessary, or if we do not pursue rate increases when actual claims experience exceeds our expectations, we would suffer a financial loss.

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

As a result, we have made two modifications to our process for developing claims reserves:

a)   Redefinition of Claims :

Over the past 10 years, our percentage of policies-in-force offering benefits for both nursing facility and in-home health care coverage has increased. We have recorded claims that begin in one type of care and later move to another type of care as two separate claims. Defining claims in this manner has projected a greater number of expected claims from certain types of policies. However, we believe that we have also underestimated the expected length of individual claims. We have now determined to define this as one claim, using the earliest date of service as the incurral date. This redefinition of claims results in fewer expected future claims, but anticipates that each claim will last longer.

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

By redefining these `multiple' claims as a single claim and by employing new assumptions and processes for predicting the continuance of claims, we believe that we can predict future claims development with a much higher degree of precision than was true in the past. By retrospectively applying these findings to earlier periods in multiple tests, we would have seen substantially less adverse deviation from expected results in the development of claims reserves. We further believe that the new assumptions will serve to reduce future reserve volatility by more closely predicting future claims development.

As a result of this redefinition of claims and employment of new continuance tables for separate types of claims, we increased our policy and contract claims reserves by $83,000 in the 2002 quarter, which is primarily attributable to claims incurred prior to January 1, 2002.

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

Net policy acquisition costs amortized. The net policy acquisition costs amortized in the 2002 quarter decreased to $3,403, compared to $7,255 in the 2001 quarter.

Deferred costs are typically all costs that are directly related to, and vary with, the acquisition of new premiums. The deferred costs include the variable portion of commissions, which are defined as the first year commissions less ultimate renewal commissions, and variable general and administrative expenses related to policy underwriting. Deferred costs are amortized over the life of the policy based on actuarial assumptions, including persistency of policies in-force. In the event a policy lapses prematurely due to death or termination of coverage, the remaining unamortized portion of the deferred amount is immediately recognized as expense in the current period.

The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. During the 2002 quarter, higher policyholder lapses (as noted under "Premiums"), resulted in increased amortization of deferred policy acquisition costs. However, the amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. Lower new premium sales during the 2002 and 2001 quarters produced significantly less expense deferral to offset amortized costs. In addition, at December 31, 2001, the Company impaired its deferred acquisition cost asset by approximately $61,800, which resulted in reduced future periodic amortization expense including that for the third quarter of 2002.

At September 30, 2002, we reviewed the appropriateness and recoverability of DAC. From this review, we determined to recognize a DAC impairment charge of $1,100 during the third quarter of 2002 primarily as a result of the incorporation of certain assumptions related to the future profitability of our current business in force. These assumptions included the use of a lower discount rate, which reflects the current interest rate environment, higher anticipated claims costs due to newly estimated claim duration and reasonably expected future premium rate increases on policies for which we have already filed or anticipate filing. In the event that premium rate increases cannot be obtained as needed, our DAC could be further impaired and we would incur an expense in the amount of the impairment. Also, these new assumptions are now utilized in the determination of our policy reserves. At September 30, 2002 unamortized DAC was $172,198.

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

Although certain expenses have declined as a result of reduced new policy sales, related underwriting and policy issuance expenses and management initiatives to reduce operating expenses, the 2002 quarter includes the following additional expenses that are not related to policy issuance: 1) we expensed approximately $600 related to consulting costs in the development of our system replacement project, 2) we expensed $650 related to our losing a lawsuit that we had filed against an unaffiliated party, 3) we expensed approximately $650 related to the warrants issued as part of the reinsurance agreement entered on December 31, 2001, which represents a recurring quarterly amount through 2007, and 4) we expensed approximately $200 for legal and printing costs related to the exchange of our convertible debt.

We believe that if we remain unable to write new business in certain states where we have ceased new production, or if we are unable to use our existing staff and infrastructure capacity to generate additional premiums, we will need to decrease production expenses, which could result in decisions to reduce our staff or other operating functions.

Expense and risk charges on reinsurance and excise tax expense. Our reinsurance agreement provides the reinsurer with annual expense and risk charges, which are charged against our notional experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2002 quarter, we incurred an expense of $3,577 for this charge. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer. We recorded $812 for excise tax expenses in the 2002 quarter as a result.

Provision for Federal income taxes. Due to the loss we recognized in the 2002 quarter, our provision for Federal income taxes for the 2002 quarter decreased 700% to a tax benefit of $12,607, compared to an income tax provision of $2,100 for the 2001 quarter. The effective tax rate of 34% in the 2002 and 2001 quarters is below the normal Federal corporate income tax rate as a result of anticipated credits from our investments in corporate owned life insurance.

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

Nine Months Ended September 30, 2002 and 2001 (amounts in thousands)

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

Effective September 10, 2001, we determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was completed and approved by the Department. This decision resulted from our concern about further depletion of statutory surplus from new policy sales prior to the completion and approval of the Plan and from increasing concern with respect to the status of the Plan expressed by many states in which the Company is licensed to conduct business. Upon the approval by the Department of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have since recommenced new policy sales in nine additional states, including Florida and Texas (See "Liquidity and Capital Resources"), which have historically represented approximately 25% and 5%, respectively of our new policy sales. However, we have not yet commenced new policy sales in California, Virginia or Illinois, which together have traditionally represented approximately 27% of new sales, or in 15 other states. We are actively working with the remaining states, in order to recommence sales in all jurisdictions.

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

Net realized capital gains and trading account activity. During the 2002 period, we recognized capital gains of $14,649, compared to capital losses of $1,168 in the 2001 period. We accounted for the transfer of the securities portion of the initial premium payment for our new reinsurance agreement as a sale of these assets. Substantially all of the recognized capital gains in the 2002 period resulted from the transfer of the initial premium of approximately $563,000 to the reinsurer. The results in the 2001 period were recorded as a result of our normal investment management operations.

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

Market gain (loss) on experience account. We recorded a market gain on our experience account balance of $56,745 in the 2002 period.

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

Other income. We recorded $9,523 in other income during the 2002 period, up from $7,313 in the 2001 period. The increase is attributable primarily to an increase in commissions earned by United Insurance Group on sales of insurance products underwritten by unaffiliated insurers, to income generated from our ownership of corporate owned life insurance policies, and to a recognition of deferred gain from the sale of our disability business in the 2001 period. The sale was done as a 100% quota share agreement, in contemplation of a subsequent assumption of the business, where actual ownership of the policies would change. In the 2002 period, approximately 50% of the policies were assumed and we recorded the corresponding portion of the deferred gain as a gain to other income.

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

As a result, we have made two modifications to our process for developing claims reserves:
a)   Redefinition of Claims:

Over the past 10 years, our percentage of policies-in-force offering benefits for both nursing facility and in-home health care coverage has increased. We have recorded claims that begin in one type of care and later move to another type of care as two separate claims. Defining claims in this manner has projected a greater number of expected claims from certain types of policies. However, we believe that we have also underestimated the expected length of individual claims. We have now determined to define this as one claim, using the earliest date of service as the incurral date. This redefinition of claims results in fewer expected future claims, but anticipates that each claim will last longer.

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

Provision for Federal income taxes. As a result of current losses, our provision for Federal income taxes for the 2002 period decreased 728% to an income tax benefit of $13,487, compared to an income tax provision of $2,148 for the 2001 period. The effective tax rate of 34% in the 2002 and 2001 periods is below the normal Federal corporate income tax rate as a result of anticipated credits from our investments in corporate owned life insurance and the Cumulative effect of accounting change. We recognized an impairment loss of $5,151 in the 2002 period as a result of our transitional impairment test of goodwill. See "New Accounting Principles."

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

In the 2002 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash decreased $90,897 in the 2002 period primarily due to payments made to our reinsurer and the purchase of $25,543 in bonds and equity securities. Cash was provided primarily from the maturity and sale of $486,773 in bonds and equity securities. These sources of funds were supplemented by $59,165 from operations. The major source of cash from operations was premium and investment income received.

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

Our insurance subsidiaries, Penn Treaty, American Network, and American Independent (representing approximately 92%, 6% and 2% of our in-force premium, respectively) are each required to hold statutory surplus that is, above a certain required level. If the statutory surplus of any of our subsidiaries falls below such level, the Department would be required to place such subsidiary under regulatory control, leading to rehabilitation or liquidation. At December 31, 2000, Penn Treaty had Total Adjusted Capital at the Regulatory Action level. As a result, it was required to file a Corrective Action Plan (the "Plan") with the insurance commissioner.

On February 12, 2002, the Department approved the Plan. As a primary component of the Plan, effective December 31, 2001, Penn Treaty and American Network entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of our long-term care insurance policies then in-force. The agreement is subject to certain coverage limitations, including an aggregate limit of liability that is a function of certain factors and that may be reduced in the event that the rate increases that the reinsurance agreement may require are not obtained. We intend, but are not required to commute the agreement on December 31, 2007 and would incur undesirable penalties for not commuting, such as additional vested warrants provided to the reinsurer and escalating risk charges, which require us to owe annual amounts to the Reinsurer in excess of $10,000. The risk charges increase to approximately $13,000 annually if we do not commute before January 1, 2008. This agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules. However, this agreement does not qualify for reinsurance treatment in accordance with FASB No. 113 because, based on our analysis, the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, expense and risk charges due to the reinsurer and the aggregate limit of liability.

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

The reinsurance agreement contains commutation provisions and allows us to recapture the statutory reserve liabilities and the notional experience account balance as of December 31, 2007, or on December 31 of any year thereafter. We intend, but are not required, to commute the agreement on December 31, 2007. Our intention to commute the agreement on December 31, 2007 is predicated upon our actuarial modeling, which suggested that, by that time, Penn Treaty would have sufficient statutory surplus to support the reinsured business under regulatory requirements. In the event we determine, due to future revisions of our actuarial projections, that our planned commutation is likely to occur after December 31, 2007, we would record annual expense and risk charges that incorporate future escalation provisions through the newly determined commutation date, as well as extend the period of time over which the initial costs are amortized. We would also evaluate and potentially record an impairment of our DAC asset due to any additional expense and risk charges.


As a result of our intention to commute, we assessed only the expense and risk charges anticipated prior to the commutation date in our most recent DAC recoverability analyses completed at December 31, 2001 and are not recording the potential of future escalating charges in our current financial statements. In addition, we are recognizing the up front costs of entering the agreement, such as the fair value of the warrants granted to the reinsurer, over the period of time to the expected commutation date

The agreement also granted the reinsurer an option to participate in reinsuring new business sales up to 50% on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure a portion of future sales. Subsequent to September 30, 2002, we submitted a preliminary draft of the proposed reinsurance agreement to the Department for review. Because the proposed reinsurance agreement has not yet been agreed upon by the entering parties or the Pennsylvania Insurance Department, no impact has been reflected in our statements of operations.

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

Effective September 10, 2001, we determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was approved by the Department. The decision resulted from our concern about further depletion of statutory surplus from new policy sales prior to the completion and approval of the Plan and from increasing concern regarding our status by many states in which we are licensed to conduct business. The form of our cessation varied by state, ranging from no action to certificate suspensions.

Upon the approval by the Department of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have since recommenced sales in nine additional states, including Florida and Texas, which have historically represented approximately 25% and 5%, respectively of our new policy sales (See "-- Parent Company Operations"). However, we have not yet commenced new business sales in California, Virginia or Illinois, which together have traditionally represented approximately 27% of new policy sales. We are actively working with the remaining states, in order to recommence sales in all jurisdictions.

The majority of our insurance subsidiaries' cash flow results from our existing long-term care policies, which will be ceded to the reinsurer under this agreement. Our subsidiaries' ability to meet additional liquidity needs and fixed expenses in the future is highly dependent upon our ability to issue new policies and to control expense growth.

Our future growth is dependent upon our ability to continue to expand our historical markets, retain and expand our network of agents and effectively market our products and our ability to fund our marketing and expansion while maintaining minimum statutory levels of capital and surplus required to support such growth. Under the insurance laws of Pennsylvania and New York, where our insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania law, our Pennsylvania insurance subsidiaries (including our primary insurance subsidiary) must give the Department at least 30 days' advance notice of any proposed "extraordinary dividend" and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company's surplus as shown on the company's last annual statement filed with Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. Additionally, the Plan requires the Department to approve all dividend requests made by Penn Treaty, regardless of normal statutory requirement for allowable dividends. We believe that the Department is unlikely to consider any dividend request in the foreseeable future, as a result of Penn Treaty's current statutory surplus position. Although not stipulated in the Plan, this requirement is likely to continue until such time as Penn Treaty meets normal statutory allowances, including reported net income and positive cumulative earned surplus.

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

In September 2002, having made all necessary filings with the Securities and Exchange Commission, we commenced an offer of up to $74,750 in aggregate principal amount of 2008 Notes in exchange for up to all of our then outstanding 2003 Notes. Under the terms of the exchange offer, the new notes would have terms similar to the former notes but mature in October 2008 and would be convertible into shares of our common stock at a conversion price of $5.31. Prior to the termination of the exchange offer, we reduced our offered conversion price to $4.50. In addition, beginning in October 2004, the 2008 Notes are mandatorily convertible if, at any time, the 15-day average closing price of our common stock exceeds 110% of the conversion price. Subsequent to September 30, 2002, we exchanged approximately $63,343 of the 2003
Notes for the 2008 Notes.

On January 1, 1999, we purchased all of the common stock of United Insurance Group, a Michigan based consortium of long-term care insurance agencies, for $18,192. As part of the purchase, we issued a note payable for $8,078, which was in the form of a three-year zero-coupon installment note. The installment note, after discounting for imputed interest, was recorded as a note payable of $7,167, and had an outstanding balance of $2,858 at December 31, 2001. The remainder of the purchase price was paid in cash. The total outstanding balance of the note was repaid in January 2002.

     At September 30, 2002, our total debt and financing obligations through 2006 were as follows:

                                   Lease
                   Debt         Obligations        Total
                   ----         -----------        -----
2002              $     -         $ 245          $    245
2003               12,923           344            13,267
2004                    -           252               252
2005                    -            18                18
2006                    -            18                18
                 --------         -----          --------
   Total         $ 12,923         $ 877          $ 13,800
                 ==========================================


Our 2008 Notes in the amount of $63,343, which were exchanged for 2003 Notes due in December 2003 subsequent to September 30, 2002, are due, if not converted, in October 2008. The table reflects the exchange of the notes on a proforma basis. Other amounts due after 2006 are immaterial.

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

New Accounting Principles (amounts in thousands)

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

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

          Exhibit Number   Description

10.1   Reinsurance Agreement with Centre Solutions (Bermuda) Limited.

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

99.4   Corrective Order with Pennsylvania Insurance Department.

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

Date:   December 24, 2002           /s/ Irving Levit
        -----------------           -----------------------------------------
                                        Irving Levit
                                        Chairman of the Board and
                                        Chief Executive Officer

Date:   December 24, 2002            /s/ Cameron B. Waite
        -----------------            ----------------------------------------
                                        Cameron B. Waite
                                        Executive Vice President and
                                        Chief Financial Officer

I, Irving Levit, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Penn Treaty American Corporation;

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

Date:  December 24, 2002              /s/ Irving Levit
       -----------------              -------------------------------
                                          Irving Levit
                                          Chairman of the Board and
                                          Chief  Executive Officer

I, William W. Hunt, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Penn Treaty American Corporation;

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

Date:  December 24, 2002                  /s/ William W. Hunt
       -----------------                  ----------------------------
                                              William W. Hunt
                                              President and
                                              Chief Operating Officer

I, Cameron B. Waite, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Penn Treaty American Corporation;

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