Form 10-K
period 2002-12-31
PENN TREATY AMERICAN CORP
filed 2003-04-02
CIK 814181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________to _________

                         Commission file number: 0-13972

                        PENN TREATY AMERICAN CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                              23-1664166
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

            3440 Lehigh Street                          18103
            Allentown, Pennsylvania                   ----------
 ----------------------------------------             (Zip Code)
 (Address of principal executive offices)

Registrant's telephone number, including area code:   (610) 965-2222
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.10 per share      New York Stock Exchange
--------------------------------------      -----------------------
         (Title of Class)                    (Name of each exchange
                                              on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [ ] No [X]

     Based upon the last sale price of the registrant's Common Stock on June 28, 2002, the aggregate market value of the 19,907,737 outstanding shares of voting stock held by non-affiliates of the registrant was $89,584,817.

     As of March 31, 2003, 19,907,737 shares of the registrant's Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K:

     1) The registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed not later than 120 days after the close of the fiscal year (incorporated into Part III).

     2) Other documents incorporated by reference on this report are listed in the Exhibit Index.

                                Table of Contents

                                                                        Page

PART I
------                                                                   3
ITEM 1.     BUSINESS                                                     3
ITEM 2.     PROPERTIES                                                  42
ITEM 3.     LEGAL PROCEEDINGS                                           42
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS             43

PART II
-------                                                                 44
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                         44
ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA                        45
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                         49
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                 79
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 81
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                      81
PART III
--------                                                                82
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          82
ITEM 11.    EXECUTIVE COMPENSATION                                      82
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS              82
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              82

PART IV
-------                                                                 82
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K                                         82

                                     PART I

ITEM 1. BUSINESS

     Certain statements made by us in this filing may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include those described in the risk factors.

     (a)  Penn Treaty American Corporation

     We are a leading provider of long-term care insurance in the United States. Our principal products are individual, defined benefit accident and health insurance policies covering long-term skilled, intermediate and custodial nursing home and home health care. Our policies are designed to provide meaningful benefits if and when the insured is no longer capable of functioning independently. We also own insurance agencies that sell senior-market insurance products issued by us as well as other insurers.

     We introduced our first long-term nursing home insurance product in 1972 and our first home health care insurance product in 1983. Since then we have innovated several new products designed to meet the changing needs of our customers that were the first of their kind in the long-term care industry. Our primary product offerings are:

          o The Assisted Living(R)policy, which provides coverage for all levels of facility care and includes a home health care rider;

          o The Personal Freedom(R)policy, which provides comprehensive coverage for facility and home health care; and

          o The Independent Living(R)policy, which provides coverage for home and community based care furnished by licensed care providers, as well as unlicensed caregivers, homemakers or companions.

     Although nursing home and home health care policies accounted for approximately 96% of our total annualized premiums in-force as of December 31, 2002, we also market and sell life, disability and Medicare supplement products.

     We maintain and administer one of the largest individual long-term care insurance portfolios in the country. Our sales and marketing efforts through our independent agency distribution channels were very successful between 1995 and 2000 as total in-force premiums grew at a compound annual rate of approximately 29% from $102 million to $360 million. Our total in-force premiums were $345 million at December 31, 2002.

     Our premium growth led to diminished surplus levels due to the statutory surplus strain arising from new business generation. In 2001, we ceased new policy sales nationwide as a result of our surplus levels until we formulated a Corrective Action Plan (the "Plan") with the Pennsylvania Insurance Department (the "Department"). Upon the Department's approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 10 additional states, including Florida, Virginia and Texas, which have historically represented approximately 18%, 7% and 5% of our new policy sales, respectively. We are actively working with the remaining states to recommence new policy sales in all jurisdictions. We have recently agreed upon terms for the recommencement of sales in California, which is pending upon the completion of certain conditions. California has historically represented approximately 15% of our new policy sales.

     As part of the Plan, effective December 31, 2001, we entered into a reinsurance agreement with Centre Solutions (Bermuda) Limited to reinsure, on a quota share basis, substantially all of our respective long-term care insurance policies then in-force. The agreement is subject to certain coverage limitations and an aggregate limit of liability, which may be reduced if we are unable to obtain premium rate increases required by the agreement. The agreement meets the requirements to qualify as reinsurance for statutory accounting, but not for generally accepted accounting principles.

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

     The population of senior citizens (people age 65 and over) in the United States is projected to grow from an estimated level of approximately 35 million in 2002 to approximately 70 million by 2030, according to a 2000 U.S. Census Bureau report. Furthermore, health and medical technologies are improving life expectancy and, by extension, increasing the number of people requiring some form of long-term care. The projected growth of the target population indicates a substantial growth opportunity for companies providing long-term care insurance products. We believe that the rising cost of nursing home and home health care services, along with the increasing strain these services are having on the state and federally-financed Medicaid system (which is the largest payer of long-term care services) makes long-term care insurance an attractive means to pay for these services. According to a 2001 report by the Centers for Medicare and Medicaid Services, the combined cost of home health care and nursing home care was $20.0 billion in 1980. By 2001, this cost had risen to $132.1 billion. These costs are projected to rise to $158.8 billion by 2004.

Our Strategy

     We seek to enhance shareholder value by strengthening our position as a leading provider of long-term care insurance. Our value proposition incorporates innovative product development, stratification of risk, efficient and effective underwriting and an individualized service culture for agents and policyholders. We expect that these characteristics will provide for the reengagement of currently licensed agents and the recruitment of new agents to generate new policy sales. We intend to achieve our goal of profitable growth by executing the following strategies:

     Recommencement of sales and marketing efforts in all states. In 2001, we ceased new policy sales nationwide as a result of diminished surplus levels. We have recommenced new policy sales in 33 states, and have recently agreed upon terms for the recommencement of sales in California. We are working closely with the insurance departments of the remaining states to recommence new policy sales in all jurisdictions.

     The sale of our current policies, which we believe are priced with appropriate profit margins, is an important component of our earnings per share growth in the future. We have reached this conclusion because over the past year, we have evaluated the profitability of our in-force business and the policies we currently sell with the assistance of our in-house and consulting actuaries. Although the in-force business we sold prior to 2002, including our agency subsidiaries, remains marginally profitable, sales of new policies are expected to be the driving force in generating profits in the future.

     Reengagement of our existing sales force and the expansion of distribution opportunities. In connection with our efforts to recommence sales, we have also been actively involved in reengaging our network of agents. We recognize that our ability to generate new policy sales is highly dependent on experienced and talented agents who understand the needs of our target market. We intend to continue to recruit agents as we recommence new policy sales throughout the United States.

     Besides providing innovative products, competitive commissions and personalized service, our strategy to reengage our sales force is highly dependent upon our claims paying ability, ratings from independent rating agencies, our financial strength, and reputation with agents and policyholders. We believe that the actions taken pursuant to the Plan, which includes the additional statutory capital provided by the issuance of new Convertible Subordinated Notes due 2008, will enhance the likelihood that rating agencies will increase our ratings. In addition, we plan to continue our focus on agent communication and education by providing our sales force with periodic updates regarding the progress achieved in the execution of the Plan.

     Enhancement of our leadership team and financial management capability. We have significantly strengthened our leadership team through the addition of individuals with the experience and skills necessary to create value for all of the Company's stakeholders, which include our investors, policyholders, agents and employees.

     Our senior executives have a wide breadth of financial services industry experience. We recently added a new Chief Accounting Officer. At our last annual meeting, shareholders elected a new outside member to the Board of Directors who brings over 25 years of capital markets experience and is a Managing Director at a New York investment firm. Our President and Chief Operating Officer was recruited in May 2001 and appointed to his current position in May 2002. We hired our Vice President and Chief Actuary in June 2001. In November 2002 and February 2003, respectively, we hired two additional internal actuaries.

     In addition to our efforts to grow our business and serve our agents and policyholders, our management team will be focusing on our business via the utilization of customized actuarial models and other financial projection tools.

     Increase our operational efficiency through technological improvements. We have embarked on a system replacement project ("SRP") that will redesign our long-term care administration systems over the next three years. Our SRP includes the assessment of each major task performed in our daily operations and the identification of value and non-value added functions. As part of our SRP, we are redesigning each major process within our business model in order to gain operational efficiency through the redesign and deployment of Company resources. Our SRP design is specific to the processing and administration of long-term care insurance and, we believe, is unique in the industry. Each program component is modular and allows us to custom design its functionality. We expect to recuop our initial expenses for the program through consistent underwriting, policy issuance and claims processing efficiencies.

     Upon completion of the SRP, we expect to use our new long-term care insurance administration system not only to provide our Company with a more efficient and effective business model, but also to provide third-party administration services for other long-term care insurance carriers. We expect this service will diversify our future revenue and profit streams by capitalizing on our core competencies as a leader in the long-term care insurance marketplace.

     Development and approval of new products. We have sold long-term care insurance for over 30 years. As an innovator in nursing home and home health care insurance products, we have introduced many new policies over the years, including four new products in the last six years. We continually discuss long-term care insurance needs with our agency sales force and policyholders. As a result, we are able to design new products and offer what we believe to be the most comprehensive benefit features in the industry. The development of new products enables us to generate new business and provide advancements in the benefits we offer. We are currently in the process of developing the next generation of insurance products designed to meet the needs of policyholders and their families. We anticipate introducing these products in 2003.

Risk Factors

Our business would be materially adversely affected if we were unable to continue selling policies or are unsuccessful in recommencing new policy sales in a few key states.

     Historically, our business has been concentrated in a few key states. Over the past four fiscal years, approximately half of our premiums came from sales of policies in California, Florida and Pennsylvania. Although, we have since recommenced new policy sales in 33 states, including Pennsylvania and Florida and are pending final approval in California, we have not yet recommenced new policy sales in 16 other states. We are working with the remaining states to recommence sales in all jurisdictions.

     We have agreed to conditions for the recommencement of business in Pennsylvania and Florida. We recently agreed to conditions, which when met will permit us to recommence sales in California. If we were found not to be in compliance, we could be forced to stop new policy sales. Each state insurance department may impose conditions on our recommencing or continuing new policy sales in its state. If we are unable to continue selling new policies in our key states or we are unsuccessful in recommencing new policy sales in any of our remaining key states, our financial condition and results of operations could be materially adversely affected.

We may not have enough statutory capital and surplus to continue to write business.

     Our continued ability to write business is dependent on maintaining adequate levels of statutory capital and surplus to support the policies we write. Our new business writing typically results in net losses on a statutory basis during the early years of a policy, due primarily to differences in accounting practices between statutory accounting principles and generally accepted accounting principles. The resulting reduction in statutory surplus, or surplus strain, limits our ability to seek new business due to statutory restrictions on premium to surplus ratios and statutory surplus requirements. If we cannot generate sufficient statutory surplus to maintain minimum statutory requirements through increased statutory profitability, reinsurance or other capital generating alternatives, we will be limited in our ability to realize additional premium from new business writing, which could have a material adverse effect on our financial condition and results of operations, or, in the event that our statutory surplus is not sufficient to meet minimum premium to surplus and risk based capital ratios in any state, we could be prohibited from writing new policies in such state.

We may be unable to service and repay our debt obligations, which could cause a payment default.

     We are an insurance holding company whose assets principally consist of the capital stock of our operating subsidiaries. Our ability to redeem, repurchase or make interest payments on our outstanding debt is dependent upon the ability of our subsidiaries to pay cash dividends or make other cash payments to us. Our insurance subsidiaries are subject to state laws and regulations and an order of the Department, which restrict their ability to pay dividends and make other payments to us.

     We believe that we have sufficient funds to service our debt obligations through April 2004. However, we may not have sufficient funds to make our interest payment in October 2004. If we are unable to generate sufficient funds through operations or raise additional capital to meet our debt service obligations in October 2004 or if our assumptions about our ability to service our debt prior to 2004 are not correct, we may default on our debt obligations.

     We could suffer a loss if our premium rates are not adequate and we are unable to obtain necessary state approvals for premium rate increases.

     We set our premiums based on assumptions about numerous variables, including our estimate of the probability of a policyholder's making a claim, the severity and duration of such claim, the mortality rate of our policyholders, the persistency or renewal of our policies in-force, and the amount of interest we expect to earn from the investment of premiums. In setting premiums, we consider historical claims information, industry statistics, and other factors.

     Based on our recent studies, we believe that policy forms being offered and currently sold are priced to provide a satisfactory profit margin. However, those studies also suggest that some of our older policies are only marginally profitable and some are unprofitable. As a result we are commencing efforts to obtain rate increases on such polices, which may include some policies that previously received a rate increase. If our actual experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our financial condition and results of operations could be materially adversely affected.

     We generally cannot raise our premiums in any state unless we first obtain the approval of the insurance regulator in that state. Although we have sought and received approval for rate increases in the past, we cannot assure you that we will be able to obtain approval for premium rate increases from existing requests or requests filed in the future. Consequently, if we are unable to raise our premium rates because we fail to obtain approval for a rate increase in one or more states, our financial condition and results of operations could be materially adversely affected.

     As a result of any premium rate increases permitted by state regulators, we could experience anti-selection, which is the lapsation of policies held by healthier policyholders. Anti-selection could cause our actual claims to exceed our expectations based on the higher risk of the remaining policyholders. As a result, our financial condition and results of operations could be materially adversely affected.

Our reserves for current and future claims may be inadequate and any increase to such reserves may have a material adverse effect on our financial condition.

     We calculate and maintain reserves for current and future claims using assumptions about numerous variables, including our estimate of the probability of a policyholder's making a claim, the severity and duration of such claim, the mortality rate of our policyholders, the persistency or renewal of our policies in-force, and the amount of interest we expect to earn from the investment of premiums. The adequacy of our reserves depends on the accuracy of our assumptions. We cannot assure you that actual experience will not differ from the assumptions used in the establishment of reserves. Any variance from these assumptions could have a materially adverse effect on our financial condition and results of operations in the future. For a discussion of prior additions to our reserves, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our unamortized deferred policy acquisition cost asset may not be fully recoverable, which would result in an impairment charge and could materially adversely affect our financial condition and results of operations.

     In connection with the sale of our insurance policies, we defer and amortize the policy acquisition costs over the related premium paying periods throughout the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred policy acquisition costs ("DAC") is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies. In addition, we periodically review and update the assumptions underlying DAC and our policy reserves to reflect current assumptions. In the event that we would determine that our DAC is not fully recoverable, we would impair the value of our DAC and would fully expense the impaired amount. As a result, our financial condition and results of operations could be materially adversely affected. At December 31, 2002, unamortized DAC was $171 million. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations Overview."

Declines in the value of, or the yield on, our notional experience account or our investment portfolio may adversely affect our financial condition and results of operations.

     Our reinsurance agreement with Centre Solutions (Bermuda) Limited reinsures (for statutory purposes), on a quota share basis, substantially all of our long-term care insurance policies in-force at December 31, 2001. The transaction resulted in the transfer of approximately $563 million of securities to the reinsurer. The reinsurer maintains a notional experience account for our benefit in the event of commutation. The notional experience account reflects the initial premium paid, future premiums collected net of claims, expenses and accumulated investment earnings. The notional experience account balance receives an investment credit based on the total return of a series of benchmark indices and hedges, which are designed to match closely the duration of reserve liabilities. As a result, we have experienced, and may continue to experience, significant volatility in our financial condition and results of operations. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a discussion of the market value sensitivitiy and volatility of our investments and experience account to changes in market interest rates.

     Income from our investment portfolio is an element of our overall net income. We are susceptible to changes in market interest rates when cash flows from maturing investments are reinvested at prevailing market rates. If our investments do not perform well, our financial condition and results of operations could be materially adversely affected.

     In addition, in establishing the level of our reserves for future policy claims and benefits, we make assumptions about the performance of our investments. If our investment income or the capital gains in our portfolio are lower than expected, we may have to increase our reserves, which could materially adversely affect our financial condition and results of operations.

Our reinsurance agreement with Centre Solutions (Bermuda) Limited is subject to an aggregate limit of liability, which, if exceeded, could adversely impact our financial condition and results of operations.

     Our reinsurance agreement with Centre Solutions (Bermuda) Limited is subject to certain coverage limitations and an aggregate limit of liability. Moreover, the aggregate limit of liability may be reduced if we are unable to obtain premium rate increases deemed necessary by the provisions of the agreement and if certain other events occur.

     Also, our Plan with the Department requires us to increase our statutory reserves by an additional $125 million, of which $48 million remains to be increased throughout the 2003-2004 period. Although the reinsurance agreement currently provides us with the capacity to accomplish this increase, if the aggregate limit of liability is expected to be exceeded, we would be unable to receive full statutory credit for the cession of our reserves, resulting in the reduction of our statutory surplus and the possible breach of this provision of the Plan.

     In the event that (1) the reinsurer's limit of liability is reduced or exceeded, (2) the reinsurance agreement is cancelled, or (3) our reinsurer is not able to satisfy its obligations to us, our financial condition, results of operations and statutory surplus could be materially adversely affected.

We may have insufficient capital and surplus to commute our reinsurance agreement with Centre Solutions (Bermuda) Limited, which could adversely impact our financial results and cause substantial dilution to shareholders.

     We are entitled to commute (i.e., recapture the reserve liabilities on the underlying policies) our reinsurance agreement with Centre Solutions (Bermuda) Limited on December 31, 2007 or any December 31 thereafter. To be able to do so, we would be required to have amounts of statutory capital and surplus which would support recapturing the statutory liability for such policies. We do not currently have enough statutory capital and surplus to do so. However, we believe, based upon our most recent projections and modeling, it is probable that our business will be sufficiently profitable in the future and that we will have a sufficient amount of statutory capital and surplus to do so by December 31, 2007 or that viable alternatives, such as additional capital issuance or new reinsurance opportunities, are available to enable us to commute the agreement.

     If we do not have a sufficient amount of statutory capital and surplus to commute the agreement on December 31, 2007, the amounts credited against our experience account to Centre Solutions (Bermuda) Limited under the reinsurance agreement will be substantially increased. In addition, in such circumstances, Centre Solutions (Bermuda) Limited would become entitled to exercise a tranche of warrants. The warrants are exercisable for convertible preferred stock which, if converted, and when combined with the conversion of preferred stock issuable upon exercise of the first three tranches of warrants, would result in the issuance to Centre Solutions (Bermuda) Limited of approximately 35% of our common stock outstanding after such issuance on a fully diluted basis. The issuance of such shares would dilute the interest of our existing security.

Our reinsurers may not satisfy their obligations to us, which could materially adversely affect our financial condition and results of operations.

     We obtain reinsurance from unaffiliated reinsurers, in addition to Centre Solutions (Bermuda) Limited, on certain of our policies. Although each reinsurer is liable to us to the extent the risk is transferred to such reinsurer, reinsurance does not relieve us of liability to our policyholders. Accordingly, we bear credit risk with respect to all of our reinsurers. We cannot assure you that our reinsurers will pay all of our reinsurance claims or that they will pay our reinsurance claims on a timely basis. The failure of our reinsurers to make such payments may have a material adverse effect on our financial condition or results of operations.

We may not be able to compete successfully with insurers that have greater financial resources or better financial strength ratings.

     We sell our products in highly competitive markets. We compete with large national insurers, smaller regional insurers and specialty insurers. Many insurers are larger than we are and many have greater resources and better financial strength ratings than we do. Most insurers also have not experienced the regulatory problems we have faced. In addition, we are subject to competition from insurers with broader product lines. We also may be subject, from time to time, to new competition resulting from changes in Medicare benefits, as well as from insurance carriers introducing products similar to those offered by us. Also, the removal of regulatory barriers (including as a result of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999) could result in new competitors entering the long-term care insurance business. These new competitors may include diversified financial services companies that have greater financial resources than we do and that have other competitive advantages, such as large customer bases and extensive branch networks for distribution.

     The financial strength ratings assigned to our insurance company subsidiaries by A.M. Best Company, Inc. and Standard & Poor's Insurance Rating Services, two independent insurance industry rating agencies, affect our ability to expand and to attract new business. A.M. Best's ratings for the industry range from "A++ (superior)" to "F (in liquidation)." Standard & Poor's ratings range from "AAA (extremely strong)" to "CC (extremely weak)." A.M. Best and Standard & Poor's insurance company ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors. Our subsidiaries that are rated have A.M. Best ratings of "B- (fair)" and/or Standard & Poor's ratings of "B- (weak)."

     Certain distributors will not sell our products unless we have a financial strength rating of at least "A-." Similarly, certain prospective customers may decline to purchase new policies because of a perceived risk of non-payment of policy benefits due to our financial condition. Our inability to achieve increased ratings could have a material adverse effect on our financialcondition or results of operations.

We may suffer reduced income if governmental authorities change the regulations applicable to the insurance industry.

     Our insurance subsidiaries are subject to comprehensive regulation by state insurance regulatory authorities. The laws of the various states establish insurance departments with broad powers with respect to such things as licensing companies to transact business, licensing agents, prescribing accounting principles and practices, admitting statutory assets, mandating certain insurance benefits, regulating premium rates, approving policy forms, regulating unfair trade, regulating market conduct and claims practices, establishing statutory reserve requirements and solvency standards, limiting dividends, restricting certain transactions between affiliates and regulating the types, amounts and statutory valuation of investments. The primary purpose of such regulation is to protect policyholders, not shareholders.

     State legislatures, state insurance regulators and the National Association of Insurance Commissioners ("NAIC") continually reexamine existing laws and regulations, and may impose changes in the future that materially adversely affect our financial condition and results of operations and could make it difficult or financially impracticable to continue doing business. Some states limit rate increases on long-term care insurance products and other states have considered doing so. Because insurance premiums are our primary source of income, our financial condition and results of operations may be negatively affected by any of these changes.

     Certain legislative proposals could, if enacted or further refined, adversely affect our financial condition and results of operations. These include the implementation of minimum consumer protection standards for inclusion in all long-term care policies, including: guaranteed premium rates; protection against inflation; limitations on waiting periods for pre-existing conditions; setting standards for sales practices for long-term care insurance; and guaranteed consumer access to information about insurers, including lapse and replacement rates for policies and the percentage of claims denied. In addition, recent Federal financial services legislation requires states to adopt laws for the protection of consumer privacy. Compliance with various existing and pending privacy requirements also could result in significant additional costs to us.

We may not be able to compete successfully if we cannot recruit and retain insurance agents.

     We distribute our products principally through independent agents whom we recruit and train to market and sell our products. We also engage marketing general agents from time to time to recruit independent agents and develop networks of agents in various states. We compete vigorously with other insurance companies for productive independent agents, primarily on the basis of our financial position, support services, compensation and product features. When we ceased sales in 2001, many of our agents continued the sale of long-term care insurance products issued by our competitors. We may not be able to attract (or in the case of agents who have begun writing long-term care products for our competitors, to re-engage) and retain independent agents to sell our products, especially if we are unable to obtain permission to recommence new policy sales in the 16 states where we are not currently offering new policies. Because our future profitability depends primarily on new policy sales, our business and ability to compete would suffer if we are unable to recruit and retain insurance agents or if we lost the services provided by our marketing agents.

Litigation may result in financial losses or harm our reputation and may divert management resources.

     Current and future litigation may result in financial losses, harm our reputation and require the dedication of significant management resources. We are regularly involved in litigation. The litigation naming us as a defendant ordinarily involves our activities as an insurer. In recent years, many insurance companies have been named as defendants in class actions relating to market conduct or sales practices, and other long-term care insurance companies have been sued when they sought to implement premium rate increases.

     Our Company and its subsidiary, Penn Treaty Network America Insurance Company, are defendants in an action in the United States District Court, Middle District of Florida, Ocala Division. Plaintiffs filed this matter on January 10, 2003 in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division, on behalf of themselves and a class of similarly situated Florida long term care policyholders. We removed this case from the Florida state court to Federal Court on February 6, 2003. Plaintiffs claim wrongdoing in connection with the sale of long term care insurance policies to the Plaintiffs and the Class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution. We filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against the Company, and a motion to strike certain allegations of the Complaint as irrelevant and improper. Plaintiffs filed a motion to remand on March 7, 2003. Briefing is continuing on all of these motions. While we cannot predict the outcome of this case, the results could have a material adverse impact upon our financial condition and results of operations. However, we believe that the Complaint is without merit and intend to continue to defend the matter vigorously.

     Our Company and certain of our key executive officers are defendants in consolidated actions that were instituted on April 17, 2001 in the United States District Court for the Eastern District of Pennsylvania by shareholders of the Company, on their own behalf and on behalf of a putative class of similarly situated shareholders who purchased shares of our common stock between July 23, 2000 through and including March 29, 2001. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as a result of misstatements and omissions allegedly contained in our periodic reports filed with the SEC, certain of our press releases, and in other statements made by us. The alleged misstatements and omissions relate, among other matters, to the statutory capital and surplus position of our largest subsidiary, Penn Treaty Network America Insurance Company. On July 1, 2002, the defendants filed an answer to the complaint, denying all liability. Plaintiffs filed a motion for class certification on August 15, 2002, which is currently pending. On February 26, 2003, the parties reached an agreement in principle to settle the litigation for $2.3 million, to be paid entirely by our directors and officers liability insurance carrier. The settlement remains subject to documentation and court approval.

     Our Company and two of our subsidiaries, Penn Treaty Network America Insurance Company and Senior Financial Consultants Company, are defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania by National Healthcare Services, Inc. The complaint seeks compensatory damages in excess of $150,000 and punitive damages in excess of $5 million for an alleged breach of contract and misappropriation. The claims arise out of a joint venture related to the AllRisk Healthcare program, which was marketed first by Penn Treaty Network America Insurance Company and then later by Senior Financial Consultants Company. The defendants have denied the allegations of the complaint and will continue to defend the matter vigorously. We believe that any resolution of this action will be immaterial to our financial condition or results of operations.

Certain anti-takeover provisions in state law and our Articles of Incorporation may make it more difficult to acquire us and thus may depress the market price of our common stock.

     Our Restated and Amended Articles of Incorporation, the Pennsylvania Business Corporation Law of 1988, as amended, and the insurance laws of states in which our insurance subsidiaries do business contain certain provisions which could delay or impede the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us difficult, even if such a transaction would be beneficial to the interests of our shareholders, or discourage a third party from attempting to acquire control of us. In particular, the classification and three-year terms of our directors could have the effect of delaying a change in control. Insurance laws and regulations of Pennsylvania and New York, our insurance subsidiaries' states of domicile, prohibit any person from acquiring control of us, and thus indirect control of our insurance subsidiaries, without the prior approval of the insurance commissioners of those states.

Corporate Background

     Penn Treaty American Corporation ("Penn Treaty") is registered and approved as a holding company under the Pennsylvania Insurance Code. Penn Treaty was incorporated in Pennsylvania on May 13, 1965 under the name Greater Keystone Investors, Inc. and changed its name to Penn Treaty American Corporation on March 25, 1987. Our primary business is the sale of long-term care insurance, which we conduct through the following subsidiaries:

          o Penn Treaty Network America Insurance Company--a Pennsylvania based insurance company, formed from the merger of Penn Treaty Life (formerly Greater Keystone Investors, Inc.) and Network America Life Insurance Companies (formerly Amicare Insurance Company, which we purchased in 1989);

          o American Network Insurance Company--a Pennsylvania based insurance company we acquired in 1996; and

          o American Independent Network Insurance Company of New York--a New York based insurance company we incorporated in 1998.

     We also conduct insurance agency operations through the following subsidiaries:

          o Senior Financial Consultants Company--a Pennsylvania based insurance agency brokerage company we incorporated in 1988;

          o United Insurance Group Agency, Inc.--a Michigan based consortium of long-term care insurance agencies we acquired in 1999; and

          o Network Insurance Senior Health Division--a Florida based insurance agency brokerage company we purchased in 2000.

     In 1999, we incorporated Penn Treaty (Bermuda), Ltd., a Bermuda based reinsurer, for the purpose of reinsuring affiliated long-term insurance contracts at a future date. We are in the process of closing our operations and dissolving Penn Treaty (Bermuda), Ltd., and anticipate that this will be completed during the second quarter of 2003. This will not have a material impact on our financial condition or results of operations.

          (b)  Insurance Products

     Since 1972, we have developed, marketed and sold defined benefit accident and health insurance policies designed to be responsive to changes in:

          o    the characteristics and needs of the senior insurance market;

          o governmental regulations and governmental benefits available for senior citizens; and

          o    the health care and long-term care delivery systems.

     As of December 31, 2002, approximately 96% of our total annualized premiums in-force were derived from long-term care policies, which include nursing home and home health care policies. Our other lines of insurance include life, disability and Medicare supplement products. We solicit input from both our independent agents and our policyholders with respect to the changing needs. In addition, our representatives regularly attend regulatory meetings and seminars to monitor significant trends in the long-term care industry.

     Our focus on long-term care insurance has enabled us to gain expertise in claims and underwriting which we have applied to product development. Through the years, we have continued to build on our brand names by offering the independent agency channel a series of differentiated products.

     The following table sets forth, at the dates indicated, information related to our policies in force:

                                                                          (annualized premiums in $000's)
                                                                             Year ended December 31,
                                                          --------------------------------------------------------------------
                                                                2002                     2001                     2000
                                                                ----                     ----                     ----
Long-term facility, home and comprehensive coverage:
   Annualized premiums                                    $ 344,771    95.7%       $ 351,268    95.0%       $ 360,600    95.1%
   Number of policies                                       204,429                  242,644                  242,075
                                                          ---------                ---------                ---------
   Average premium per policy                             $   1,687                $   1,448                $   1,490
                                                          =========                =========                =========
Disability insurance:
   Annualized premiums                                    $   2,529     0.7%       $   6,415     1.7%       $   6,634     1.8%
   Number of policies                                         6,187                   13,226                   13,502
                                                          ---------                ---------                ---------
   Average premium per policy                             $     409                $     485                $     491
                                                          =========                =========                =========

Medicare supplement:
   Annualized premiums                                    $   9,726     2.7%       $   8,449     2.3%       $   7,314     1.9%
   Number of policies                                         8,566                    8,216                    7,696
                                                          ---------                ---------                ---------
  Average premium per policy                             $   1,135                $   1,028                $     950
                                                          =========                =========                =========

Life insurance:
   Annualized premiums                                    $   2,957     0.8%       $   3,310     0.9%       $   3,785     1.0%
   Number of policies                                         5,282                    5,756                    6,315
                                                          ---------                ---------                ---------
   Average premium per policy                             $     560                $     575                $     599
                                                          =========                =========                =========

Other insurance:
   Annualized premiums                                    $     424     0.1%       $     398     0.1%       $     609     0.2%
   Number of policies                                         2,445                    2,459                    3,900
                                                          ---------                ---------                ---------
   Average premium per policy                             $     173                $     162                $     156
                                                          =========                =========                =========


Total annualized premiums in force                        $ 360,407     100%       $ 369,840     100%       $ 378,942     100%
Total Policies                                              226,909                  272,301                  273,488


     We received an insurance license in 1972, which permitted us to write insurance in 12 states. In 1974, we offered our first long-term care policy, which provided a five year benefit for nursing facility coverage care. This was the first long-term care insurance product to cover all levels of facility care, including skilled, intermediate and custodial care, and with an extended five year benefit period.

     In 1983, we began the sale of home health care riders, which pay for licensed nurses, certified nurses' aides and home health care workers who provide care/assistance in the policyholder's home. In 1987, we began offering a stand-alone home care policy, which was the first in the industry to include a limited benefit for homemaker care provided by an unskilled, unlicensed individual such as a friend or neighbor.

     In 1986, we began the use of table-based underwriting, which enables higher risk policyholders to receive coverage at a risk-adjusted premium rate. The table-based underwriting method considers medical conditions and the likelihood of inability to perform daily activities to determine appropriate premium levels. Multiple rate classes enabled us to penetrate an untapped market in long-term care insurance sales.

     In 1994, we introduced the Independent Living(R) policy--the first to provide benefits for care provided by family members, subject to our preapproval. In 1996, we introduced the Personal Freedom(R) product line. This comprehensive policy provides benefits for both nursing facility and home health care based upon one "pool" of benefit dollars, to be used for either type of care, as needed. In 1997, we offered our Pledge and Promise, committing to allow policyholders the ability to convert their policy from non-tax qualified to qualified in the event benefit payments were determined to be taxable for a non-tax qualified plan. In 1998, we introduced the Secured Risk(R) product, a highly underwritten, limited benefit policy, designed solely for previously uninsurable risks.

     Long-Term Nursing Home Care. Our long-term nursing home care policies provide a benefit payable during periods of nursing facility confinement prescribed by a physician or necessitated by the policyholder's cognitive impairment or inability to perform two or more activities of daily living (such as bathing or dressing). These policies also include built-in benefits for alternative plans of care, waivers of premiums after 90 days of benefit payments on a claim, and restoration of the policy's maximum benefit period. All levels of nursing care, including skilled, intermediate and custodial (assisted living), are covered and benefits continue even when the policyholder's required level of care changes. Skilled nursing care refers to professional nursing care provided by a medical professional (a doctor or registered or licensed practical nurse) located at a licensed facility that cannot be provided by a non-medical professional. Intermediate nursing care is designed to cover situations that would otherwise fall between skilled and custodial care and includes situations in which an individual may require skilled assistance on a sporadic basis. Custodial care generally refers to non-medical care, which does not require professional treatment and can be provided by a non-medical professional with minimal or no training.

     Our current long-term nursing home care policies provide benefits that are payable for defined benefit periods ranging from one to five years, or the lifetime of the policyholder. Certain of these policies provide for a maximum daily benefit on an expense-incurred basis or on an indemnity basis ranging in either case from $60 to $300 per day. We also offer a policy that provides comprehensive coverage for nursing home and home health care, offering benefit "pools of coverage" ranging from $75,000 to $500,000, as well as unlimited coverage.

     Long-Term Home Health Care. Our home health care policies generally provide a benefit payable on an expense-incurred basis during periods of home care prescribed by a physician or necessitated by the policyholder's cognitive impairment or inability to perform two or more activities of daily living. These policies cover the services of registered nurses, licensed practical nurses, home health aides, physical therapists, speech therapists, medical social workers, and unlicensed or unskilled homemakers. Benefits for our currently marketed home health care policies are payable for defined benefit periods ranging from six months to five years, or the lifetime of the policyholder, and provide from $60 to $300 per day. Our home health care policies generally also include built-in benefits for waivers of premiums after 90 days of benefit payments, and unlimited restoration of the policy's maximum benefit period.

     We currently offer the following products:

     Personal Freedom(R) policy. Our Personal Freedom(R) policy (offered since
1996) provides comprehensive coverage through a pool of money which is available to pay for long-term care in services received in a nursing facility, an assisted living facility, or the policyholder's home.

     Assisted Living(R) policy. The Assisted Living(R) policy (offered since
1999) provides facility coverage in either a traditional nursing home setting or in an assisted living facility. This policy is a lower priced alternative to the Personal Freedom(R) policy. When, coupled with an optional home health care rider, the Assisted Living(R) policy offers benefits similar to those of the Personal Freedom(R) policy, but with the flexibility to determine how much coverage is available for each type of care.

     Independent Living(R) policy. The Independent Living(R) policy (offered since 1994) provides coverage for all levels of care received at home. Besides covering skilled care and care by home health care aides, this policy pays for care provided by unlicensed, unskilled homemakers. This care includes assistance with instrumental activities of daily living, such as cooking, shopping and housekeeping when determined to be medically necessary. Family members also may be reimbursed for any training costs incurred to provide in-home care.

     Secured Risk(R) policy. Our Secured Risk(R) policy (offered since 1998) provides limited facility care benefits to people who would most likely not qualify for long-term care insurance under traditional policies. Table-based underwriting allows us to examine these applicants based on their level of activity and independence. This policy provides coverage for all types of care, but with limited benefits for home health care. This policy includes coverage limitations and longer elimination period (initial time period not covered by insurance) requirements than our other policies.

     Post Acute Recovery policy. The PAR policy was introduced in 1999 and offers short-term benefits for long-term care services. The plan is generally purchased as a supplemental coverage provider due to its limited benefits and reduced price.

     Riders. We offer numerous riders to our base policies, including inflation protection, which provides escalating benefit amounts, and a non-forfeiture benefit that guarantees certain paid-up benefits in the event the policy lapses in the future. Our return of premium benefit rider provides for the return of a portion of the previously paid premium amount in the event of death.

     Tax qualified and non-qualified policies. With the enactment of the Health Insurance Portability and Accountability Act of 1996, we began offering a tax qualified policy, which was narrowly defined by the United States Congress and allowed for certain income tax deductions for premium payments and stipulated that benefit payments would not be subject to tax. A tax qualified policy only pays benefits for claims that are expected to exceed 90 days and includes restrictive benefit triggers.

     Congress did not provide guidance as to the taxation of benefit payments made on non-tax qualified policies, leading to policyholder concern about the taxation of future benefits for these non-qualified plans. In response, we designed the Pledge and Promise program, which allows policyholders to convert from a less restrictive non-qualified plan to a tax qualified plan in the future in the event that the United States Congress determines that benefit payments would be otherwise taxable. We continue to offer both types of plan.

     (c) Marketing

     Markets. The following chart shows premium revenues by state (dollar amounts in thousands):

                                            ($000)
                                 ----------------------------  Current
                                    Year Ended December 31,     Year %
                         Year    ----------------------------
State                   Entered    2002      2001      2000    of Total
                        --------   ----      ----      ----    --------
Arizona (2)                1988   $14,267   $15,677   $15,677     4.3%
California (3)             1992    48,899    50,165    50,165    14.7%
Colorado                   1969     4,646     3,564     3,564     1.4%
Florida                    1987    58,990    71,588    71,588    17.6%
Georgia (2)                1990     4,610     4,764     4,764     1.4%
Illinois                   1990    17,472    19,748    19,748     5.2%
Iowa                       1990     4,960     5,097     5,097     1.5%
Maryland                   1987     3,445     3,896     3,896     1.0%
Michigan (2)               1989     6,058     6,357     6,357     1.8%
Missouri (2)               1990     3,619     4,391     4,391     1.1%
Nebraska (2)               1990     4,024     4,358     4,358     1.2%
New Jersey (2)             1996     7,695     7,856     7,856     2.3%
New York                   1998     3,902     2,665     2,665     1.2%
North Carolina (2)         1990     9,919     9,690     9,690     3.0%
Ohio (2)                   1989    10,664    11,935    11,935     3.2%
Pennsylvania               1972    40,247    48,692    48,692    12.1%
Texas                      1990    16,587    16,105    16,105     5.0%
Virginia                   1989    21,442    22,370    22,370     6.4%
Washington                 1993    10,407     9,814     9,814     3.1%
All Other States (1)               41,790    31,659    38,381    12.5%
                                   ------    ------    ------    -----

All States                       $333,643  $350,391  $357,113   100.0%
                                 ========  ========  ========   ======
------------------

     (1) Includes all states in which premiums comprised less than one percent of total premiums in 2002.

     (2) We have not recommenced new policy sales in these states or in eight other unlisted states (which are included in All Other States).

     (3) We have recently agreed upon terms for the recommencement of sales in California, subject to the completion of certain conditions.

     Historically, our business has been concentrated in a few key states. Over the past four fiscal years, approximately half of our premiums came from sales of policies in California, Florida and Pennsylvania. Our premium growth led to diminished surplus levels due to the statutory surplus strain arising from new business generation. In 2001, we ceased new policy sales nationwide as a result of our surplus levels until we formulated a Corrective Action Plan (the "Plan") with the Pennsylvania Insurance Department (the "Department"). Upon the Department's approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 10 additional states, including Florida, Virginia and Texas, which have historically represented approximately 18%, 7% and 5% of our new policy sales, respectively. We are actively working with the remaining states to recommence new policy sales in all jurisdictions. We have recently agreed upon terms for the recommencement of sales in California, subject to certain conditions. California has historically represented approximately 15% of our new policy sales.

     The following table summarizes our sales of new policies in the periods indicated (in thousands):

                                            2002         2001         2000
                                            ----         ----         ----
   Number of new policies sold                  3           20           65
   Annualized premiums                     $5,274      $34,786     $111,572


     Our goal is to strengthen our position as a leader in providing long-term care insurance by marketing and selling our products throughout the United States. We focus our marketing efforts primarily in those states where we have successfully developed networks of agents and that have the highest concentration of individuals whose financial status and insurance needs are compatible with our products.

     Agents. We market our products principally through independent agents. We also employ agents through our subsidiary agencies selling our products as well as the products of other insurance companies. We provide assistance to our agents through seminars, underwriting training and field representatives who consult with agents on underwriting matters, assist agents in research and accompany agents on marketing visits to current and prospective policyholders.

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

     We generally do not impose production quotas or assign exclusive territories to single agents; however, some commission levels are subject to production requirements. We periodically review and terminate our agency relationships with non-producing or under-producing agents and agents who do not comply with our guidelines and policies with respect to the sale of our products.

     We are actively engaged in recruiting and training new agents. Sub-agents are recruited by the general agents. Independent agents are generally paid higher commissions than those employed directly by insurance companies, in part to account for the expenses of operating as an independent agent. We believe that the commissions we pay to independent agents are competitive with the commissions paid by other insurance companies selling similar policies. The independent agent's right to renewal commissions is vested and commissions are paid as long as the policy remains in-force, provided the agent continues to abide by the terms of the contract. We provide assistance to our independent agents in connection with the processing of paperwork and other administrative services.

     We have developed a proprietary agent sales system for long-term care insurance, LTCWorks!(R), which enables agents to sell products utilizing downloadable software. We believe that LTCWorks!(R) increases the potential distribution of our products by enhancing agents' ability to present the products, assist policyholders in the application process and submit applications over the Internet. LTCWorks!(R) provides agents who specialize in the regular sale of long-term care insurance products with a unique and easy to use sales tool and enables agents who are less familiar with long-term care insurance to present our products and to do preliminary underwriting when they are discussing other products such as life insurance or annuities.

     Marketing General Agents. We selectively use marketing general agents for the purpose of recruiting independent agents and developing networks of agents in various states. Marketing general agents receive an override commission on business written in return for recruiting, training and motivating the independent agents. No single grouping of agents accounted for more than 10% of our new premiums or renewal premiums written in 2002, 2001 or 2000. We have not delegated any underwriting or claims processing authority to any agents.

     Franchise Insurance. We sell franchise insurance, which is a series of individually underwritten policies sold to an association or group. Although franchise insurance is generally presented to groups that endorse the insurance, policies are issued to individual group members. Each application is underwritten and issuance of policies is not guaranteed to members of the franchise group.

     (d) Administration

Underwriting

     We believe that the underwriting process through which we choose to accept or reject an applicant for insurance is critical to our success. We have offered long-term care insurance products for 30 years and we believe we have benefited significantly from our longstanding focus on this specialized line. Through our experience with this family of products, we have been able to establish a system of underwriting designed to permit us to process our new business and assess the risks presented with new applications more effectively and efficiently. This experience has also enabled us to devise a risk stratification system whereby we can accept a broad array of risks with correspondingly appropriate premium levels.

     Applicants for insurance must complete detailed medical questionnaires. All long-term care applications are reviewed by our underwriting department and all applicants are also interviewed by members of our underwriting department via telephone. This "personal history interview" is aimed at not only confirming the information disclosed on the application, but also at gaining more insight into the applicant's physical abilities, activity level and cognitive functioning.

     We consider age, cognitive status and medical history, among other factors, in deciding whether to accept an application for coverage and, if accepted, the appropriate rate class for the applicant. Applicants between ages 65-74 and younger applicants seeking high benefit amounts are screened for cognitive impairment, a major contributor to future claims, using the Minnesota Cognitive Acuity Score performed by an outside vendor. In addition, applicants 75 and over are assessed by a visiting nurse and the cognitive test is performed in person. We frequently require medical records and attending physician statements as well. Pre-existing conditions disclosed on an application for new long-term nursing home care and most home health care policies are covered immediately upon approval of the policy. Undisclosed pre-existing conditions are covered after six months in most states and two years in certain other states. Our underwriting process extends beyond current conditions, however, and takes into account how existing health conditions are likely to progress and to what degree the independence of the applicant is likely to change as the applicant ages.

     We use table-based underwriting, or multiple rate classifications, as a means to approve a greater number of applicants by obtaining the premiums for appropriate additional risk levels. Applicants are placed in different risk classes for acceptance and premium calculation based on medical conditions and level of activity during the underwriting process. In conjunction with the development of our LTCWorks!(R) system, we developed an underwriting credit-scoring system, which provides consistent underwriting and rate classification for applicants with similar medical histories and conditions. We currently offer Preferred, Premier, Select, Standard and Secured risk classifications. If we determine that we cannot offer the requested coverage, we may suggest an alternative product suitable for coverage for higher risk applicants. Accepted policies are usually issued within seven working days from receipt of the information necessary to underwrite the application.

Claims

     Claims for policy benefits, except with respect to Medicare supplement claims, are processed by our claims department, which includes nurses employed or retained as consultants. We use third party administrators to process our Medicare supplement claims due to the large number of claims and the small benefit amount typically paid for each claim.

     For nursing home claims, a personal claims assistant is assigned to review all necessary documentation, including verification of the claimant's confinement and continued care. A claims examiner verifies eligibility of the claim under the policy. Every effort is made to facilitate the processing of the claim, recognizing that service efficiency provides substantial value to the policyholder and his or her family. The personal claims assistant verifies the continued residence of the policyholder in the facility each month and expedites payment of the claim by obtaining required information without placing this burden on the policyholder.

     We frequently use the services of "care managers" to review certain claims, particularly those filed under home health care policies. When a claim is filed, we may engage a care manager to review the claim, including the specific health problem of the insured and the nature and extent of the health care services being provided. This review may include visiting the claimant to conduct a face to face assessment of his or her current condition. The care manager assists the insured and us by ensuring that the services provided to the insured, and the corresponding benefits paid, are appropriate under the circumstances. The care manager then follows the claimant's progress with periodic contact to ensure that the plan of care, which sets forth the type, frequency and duration of services, continues to be appropriate and that it is adjusted if warranted by improvement in the claimant's condition.

     Home care claims require the greatest amount of diligent overview and we have used care management tools for nearly ten years. Our policies with home care benefits provide an incentive, via increased benefits, to work with one of our care managers to develop and maintain an ongoing plan of care. Over 95% of our home care claims received in 2002 involved some form of care management. Most of these services are performed by our in-house care management unit, which is comprised of over a dozen registered nurses. We also use external care management firms when face to face assessments are warranted.

Systems Operations

     We maintain our own computer system for most aspects of our operations, including policy issuance, billing, claims processing, commission reports, premium production (by agent, state, and product), and general ledger. We consider it critical to continue to provide the quality of service for which we are known by our policyholders and agents. We believe that our overall systems are an integral component in delivering that service. Accordingly, Penn Treaty has started development of the System Replacement Project ("SRP"). This is a three phase project estimated to cost between $7.5 and $9.0 million. This effort will essentially reengineer the application infrastructure of the entire business. We believe this process will result in annual savings once the entire system is in place. These savings are expected to be achieved through productivity improvements, labor avoidance costs, and a reduction in the transaction error rates. In addition, we believe the SRP will allow us to be a third party administrator and offer back office support to other insurance carriers on a transaction fee basis.

     The SRP expected to provide us with a system that will support our business plan, allow us to grow the business without a significant increase in staffing, transform our existing processes from clerical-based to knowledge based, and allow us to continue to provide and improve our services to both agents and policyholders. We believe the SRP will position us to be the leader in the long-term care insurance market arena by allowing us to reduce policy issue time from 5-13 days to 3 days, to reduce claims processing time from 7-10 days to 3 days, and to reduce our transaction error rates.

     We expect phase 1 of this project to be completed during the second quarter of 2003. Benefits associated with phase 1 are expected to start to accrue during the third and fourth quarters of 2003. We believe the project and anticipated benefits will be fully implemented by the end of 2004.

     We have an outsourcing agreement with a computer services vendor providing for the daily operations of our systems, future program development and assurance of continued operations in the event of a disaster or business interruption. We believe that this vendor can provide better expertise in the evolving arena of information technology than we can provide.

     (e) Premiums

     Our long-term care policies provide for guaranteed renewability, at the option of the insured, at then current premium rates. The insured may elect to pay premiums on a monthly, quarterly, semi-annual or annual basis. In addition, we offer an automatic payment feature that allows policyholders to have premiums automatically withdrawn from a checking account.

     Premium rates for all lines of insurance are subject to state regulation. Premium regulations vary greatly among jurisdictions. Rates for our insurance policies are established by our actuarial staff with the assistance of our actuarial consultants. All rates, including changes to previously approved rates, must be approved by the insurance regulatory authorities in each state. However, regulators may not approve the increases we request, may approve them only with respect to certain types of policies, or may approve increases that are smaller than those we request.

     As a result of minimum statutory loss ratio standards imposed by state regulations, the premiums on our accident and health polices are subject to reduction and/or corrective measures in the event insurance regulatory agencies in states where we do business determine that our loss ratios either have not reached or will not reach required minimum levels.

     In the past, we have filed with and received approval from certain state insurance departments to increase policy premium rates. These rate increases have resulted from a) claims experience that has differed from our expectations at time of original policy issuance, b) development of alternative forms of facility care (assisted living centers) which were not contemplated at time of original policy issuance, but which we have frequently made payment under the terms of our existing facility-based policy forms.

     We have recently filed and implemented additional premium rate increases averaging approximately 20% on approximately 70% of our in force policies. Based upon our most recent experience and assumptions relating to future claims experience, we believe that it will be necessary for us to file rate increases in the future.

     (f) Future Policy Benefits and Claims Reserves

     Our insurance policies are accounted for as long duration contracts. As a result, there are two components of policyholder liabilities. The first is a policy reserve liability for future policyholder benefits, represented by our estimate of the present value of future benefits less future premium collection. These reserves are calculated based on assumptions that include estimates for mortality, morbidity, interest rates, premium rate increases and persistency. The assumptions are based on industry experience, our historical results and recent trends.

     The second is a reserve for claims which have already been incurred, whether or not they have yet been reported. The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating statistical information with respect to the number and nature of historical claims. We regularly review our claims reserves, and any adjustments to previously established claims reserves are recognized in operating income in the period that the need for such adjustments becomes apparent.

     We use an in-house actuarial staff and an independent firm of actuarial consultants to assist us in establishing reserves. Additionally, actuaries assist us in the documentation of our reserve methodology and in determining the adequacy of our reserves and their underlying assumptions, a process that has resulted in adjustments to our reserve levels from time to time. Although we believe that our reserves are adequate to cover all policy liabilities, we cannot assure you that reserves are adequate or that future claims experience will be similar to, or accurately predicted by, our past or current claims experience.

     (g) Reinsurance

Reinsurance Agreements with Centre Solutions (Bermuda) Limited

     Effective December 31, 2001, we entered into a reinsurance agreement with Centre Solutions (Bermuda) Limited to reinsure, on a quota share basis, substantially all of our long-term care insurance policies then in-force. The following is a summary of the reinsurance agreement and is qualified in its entirety by reference to the reinsurance agreement which has been filed with the Securities and Exchange Commission. The agreement is subject to certain coverage limitations and an aggregate limit of liability which may be reduced if we are unable to obtain premium rate increases. This agreement does not qualify for reinsurance treatment in accordance with Generally Accepted Accounting Principles ("GAAP") because, based on our analysis, the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, expense and risk charges that will be credited against our experience account by the reinsurer and the aggregate limit of liability. However, this agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

     The initial premium paid by us under the agreement was approximately $619 million, comprised of $563 million of cash and securities, and $56 million held as funds due to the reinsurer. Such withheld funds are scheduled to be released to the reinsurer in increments between December 31, 2003 and December 31, 2008, subject to Centre Solutions (Bermuda) Limited's right to demand that the withheld funds be released in their entirety at any time by giving us fifteen business days prior written notice. The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, will be credited to a notional experience account, which is held for our benefit in the event of commutation and recapture on or after December 31, 2007. The notional experience account balance also receives an investment credit based upon the total return of a series of benchmark indices and hedges, which are designed to closely match the duration of our reserve liabilities.

     For each of the first seven years of the reinsurance agreement, Centre Solutions (Bermuda) Limited will credit against our experience account an annual base fee of $2.8 million plus 0.4% of the statutory reserves ceded to it. Thereafter, the fees rise to a maximum in year twelve and each year thereafter of $5.4 million plus 0.8% of the statutory reserves ceded to it. In addition, the fees include amounts for capital to support the business, certain brokerage, maintenance and asset security fees. These fees are to be deducted from the notional experience account on a quarterly basis and are not payable to the reinsurer until, and if, the agreement is commuted.

     We receive a monthly payment based on a yearly reinsurance allowance equal to approximately 19.7% of the net premiums received by Centre Solutions (Bermuda) Limited, subject to certain adjustments for premium rate increases implemented in 2003 and thereafter and actual commissions paid in 2002, plus 3.5% of certain incurred net losses and statutory claim reserves. The yearly reinsurance allowance is not permitted to exceed 25% of the net premiums received in the applicable calendar year. We will also receive a fixed amount of $2 million for each of the 2002 and 2003 calendar years and we will pay $1.2 million for each of the 2004, 2005, 2006 and 2007 calendar years.

     The reinsurance agreement excludes certain losses from coverage, including liabilities arising from (1) our actions or failure to act, (2) insolvency funds, (3) nuclear hazards, (4) terrorism, and (5) war or military action.

     The reinsurance agreement is subject to certain coverage limitations, including an aggregate limit of liability, which is the sum of (1) $200 million,
(2) the initial premium of approximately $619 million, (3) net premiums received and retained by the reinsurer on or after December 31, 2001, less reinsurance allowance and taxes related to such premiums, and (4) 4.5% of (1) through (3), less certain losses and rate increase shortfalls as described below.

     The reinsurance agreement requires us to review the performance of our policies to ascertain their actual to expected loss experience at least every six months and to conduct an analysis of our underlying actuarial assumptions to ascertain the future morbidity experience at least once a year. If we have reason to believe that future experience is likely to be worse than projected at the later of December 31, 2002 or the date of the most recent rate increase approval, and that such deterioration in expected experience would justify an increase in premium rates of 5% or more on any individual policy form, we are required to file for and obtain increases in premium rates. Failure to obtain such increases will constitute a breach under the agreement, resulting in a reduction in the aggregate limit of liability. We are in the process of completing the most recent analysis required by the reinsurance agreement. We anticipate that in light of our recent assumption and process changes for claims and reserves premium rate increases are likely to be required on a majority of our existing policy forms.

     The reinsurance agreement contains commutation provisions and allows us to recapture the reserve liabilities and the notional experience account balance as of (1) a change in control of our subsidiaries, Penn Treaty Network America Insurance Company or American Network Insurance Company, (2) an insolvency of either of these subsidiaries, (3) our material breach of the reinsurance agreement, or (4) December 31, 2007 or December 31 of any year thereafter. We intend to commute the reinsurance agreement on December 31, 2007; therefore, we are accounting for the reinsurance agreement in anticipation of this commutation. In the event we do not commute the reinsurance agreement on December 31, 2007, we will be subject to escalating expenses and a fourth tranche of warrants held by Centre Solutions (Bermuda) Limited will become exercisable for Penn Treaty convertible preferred stock that, if converted, would represent approximately 20% of the outstanding common stock following such conversion on a fully diluted basis (and approximately 35% of the outstanding common stock following such conversion on a fully diluted basis if all four tranches of warrants have been exercised).

     Our current modeling and actuarial projections suggest that we are likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, our statutory capital following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, we would receive cash or other liquid assets equaling the value of our experience account from the reinsurer. We would also record the necessary reserves for the recaptured business in our statutory financial statements. Our ability to commute the agreement is highly dependent upon the market value of the experience account exceeding the level of required reserves to be established. In addition to the performance of the reinsured policies from now until 2007, the experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current experience account by approximately $70 million and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the recaptured policies. The reinsurer has agreed to fix the market value of the experience account upon such time of notice, and to then invest the assets in a manner that we request in order to minimize short term volatility.

     As a result of our intention to commute the agreement on December 31, 2007, we assessed only the reinsurer's expense and risk charges, anticipated prior to the commutation date in our most recent DAC recoverability analysis and are not recording the potential of future escalating charges in our current financial statements. In addition, we are recognizing the up front costs of entering into the agreement, including the fair value of the warrants granted to the reinsurer, over the period of time to the expected commutation date.

     In the event we determine that commutation of the reinsurance agreement is unlikely on December 31, 2007, but is likely at some future date, we will include additional annual charges in our DAC recoverability analysis. As a result, we could impair the value of our DAC asset and record the impairment in our financial statements. However, we currently believe that we will have a sufficient amount of statutory capital and surplus to commute by December 31, 2007 or that sufficient alternatives, such as additional capital issuance or new reinsurance opportunities, are available to enable us to commute the agreement as planned.

     The reinsurance agreement also granted the reinsurer an option to participate in reinsuring new business sales on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure up to 50% of future sales, subject to a limitation of the reinsurer's risk. The reinsurer may continue this level of participation on the next $100 million in new policy premium issued after January 1, 2002. The final agreement, which was entered into in December 2002, further provides the reinsurer the option to reinsure a portion of the next $1 billion in newly issued long-term care annual insurance premium, subject to maximum quota share amounts of up to 40% as additional policies are written. In 2002, approximately $5 million of newly issued premium was subject to this agreement.

     This agreement does not qualify for reinsurance treatment in accordance with Generally Accepted Accounting Principles ("GAAP") because, based on our analysis, the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to an aggregate limit of liability that reduces the likelihood of the reinsurer realizing a significant loss on the agreement. However, this agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

     In February 2003, the reinsurer notified us that it may, for reasons unrelated to us, discontinue its quota share reinsurance of new long-term care insurance policies issued on or after September 1, 2003. The Company's separate agreement with the reinsurer to reinsure existing policies issued prior to December 31, 2001 will be unaffected by any determination made by the reinsurer regarding newly issued policies.

     Pennsylvania insurance regulations require that funds ceded for reinsurance provided by a foreign or "unauthorized" reinsurer must be secured by funds held in a trust account, funds held as a payable to the reinsurer or by a letter of credit. In 2002 our funds ceded for reinsurance were properly secured in compliance with these regulations. In 2001 we received permission from the Pennsylvania Insurance Department to receive credit for $29 million of Letters of Credit that were dated subsequent to December 31, 2001.

General

     We purchase reinsurance to increase the number and size of the policies we may underwrite and as a tool to manage statutory surplus strain associated with new business growth. Reinsurance is purchased by insurance companies to insure their liability under policies written to their insureds. By transferring, or ceding, certain amounts of premium (and the risk associated with that premium) to reinsurers, we can limit our exposure to risk. However, if a reinsurance company becomes insolvent or otherwise fails to honor its obligations under any reinsurance agreements, we would remain fully liable to the policyholder.

     We have entered into a reinsurance agreement with Cologne Life Reinsurance Company ("Cologne") with respect to home health care policies with benefit periods exceeding 36 months. No new policies have been reinsured under this agreement since 1998. Cologne has notified us that they believe we are in breach of our current agreement as a result of entering our agreement for existing policies with Centre Solutions (Bermuda), Inc. without the prior written approval of Cologne. We have contested this assertion of breach and are continuing discussions with Cologne to reach an equitable resolution, including, but not limited to, the recapture of the excess home health care coverage and reserves, premium rate increases, or additional reinsurance business in the future. Reinsurance recoverables related to this treaty were $10,175 and $7,726 at December 31, 2002 and 2001, respectively.

     Our life insurance policies are currently reinsured for benefits in excess of $30,000 with Hannover Reassurance Company of America and Transamerica Occidental Life Insurance Company. Credit life policies are reinsured with Employer's Reassurance Corporation for benefits in excess of $15,000.

     We had ceded, through a fronting arrangement, 100% of certain whole life and deferred annuity policies to Provident Indemnity Life Insurance Company ("Provident Indemnity"). No new policies have been ceded under this arrangement since December 31, 1995. We have recently entered an agreement with an unaffiliated insurer to cede 100% of these policies and related reserves of $3.1 million on an assumption basis effective December 31, 2002 and have terminated our agreement with Provident Indemnity. Upon approval from state insurance departments in which the policies were issued, or policyholder approval as may be prescribed by state regulation, we will no longer record these policies in our financial statements. No gain or loss was recognized from the cession of these policies to the new insurer.

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

     In the past, we have also entered into funds withheld financial reinsurance treaties, which allow us to temporarily increase statutory surplus. These agreements did not qualify for reinsurance treatment in accordance with GAAP because, based on our analysis, the agreements did not result in the reasonable possibility that the reinsurer could realize a significant loss. As a result, our accounting and results of operations reflect only the annual fee paid to the reinsurer. Since the contracts were funds withheld, there was no reinsurance recoverable or payable on a GAAP basis on the balance sheet. However, the agreements met the requirements to qualify for reinsurance treatment under statutory accounting rules. We commuted all existing financial reinsurance treaties December 31, 2001, which reduced statutory surplus by approximately $20 million. There was no impact from financial reinsurance treaties during 2002.

     In 2001, we ceded substantially all of our disability policies to Assurity Life Insurance Company on a 100% quota share basis. The reinsurer may assume ownership of the policies as a sale upon various state and policyholder approvals. We received a ceding allowance of approximately $5 million and paid the reinsurer an amount equal to the ceded reserves of approximately $10.2 million. We deferred the resultant gain of approximately $5 million, which we are amortizing to income as departmental or policyholder approval for the assumption of the policies is received. Historically, we had stop-loss reinsurance on our disability business that limited our liability in aggregate for the life of the policy or above monthly loss amounts. This coverage was ceded to Employer's Reassurance Corporation, Reassure America Life Insurance Company and Lincoln National Life Insurance Company. Since January 1, 2000, no new policies have been ceded to Employer's Reassurance Corporation, which has historically provided the majority of our stop-loss reinsurance.

     The following table shows our historical use of reinsurance, excluding financial reinsurance:

                                                                                  Reinsurance Recoverable
                                                                                  -----------------------
Company                                            A.M. Best Rating     December 31, 2002     December 31, 2001
-------                                            ----------------     -----------------     -----------------
                                                                                     (in thousands)

General and Cologne Life Re of America                      A+              $16,608             $10,365
Assurity Life Insurance Company                             A-                5,828               8,403
Provident Indemnity Life Insurance Company                  NR3               3,099               4,362
Lincoln Heritage                                            A-                  -                   -
Lincoln National Life Insurance Company (1)                 A+                  -                   999
Employer's Reassurance Corporation (1)                      A+u                 379                 510
Reassure America Life Insurance Company (1)                 A++                 413                 426
Life and Health of America                                  NR                  -                   388
Transamerica Occidental Life Insurance Company              A+                   13                  30
Hanover Life Reassurance Company of America                  A                    7                  15
Swiss Reassurance Life and Health America                   A++                 223                   7

---------------------

     (1) We determine the amount of reinsurance recoverable in accordance with GAAP on an aggregate basis for multiple companies that provide reinsurance on our disability business. In order to segregate the risk by reinsurer, we have listed the amount reported for Reassure America Life Insurance Company and Lincoln National Life Insurance Company for reserve credits as calculated under statutory accounting principles as of December 31, 2002, December 31, 2001 and December 31, 2000. The amounts reported for Employer's Reassurance Corporation include the net differences between statutory and GAAP reporting for our disability reinsurance.

     (h) Investments

     We have categorized all of our investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from total shareholders' equity on the balance sheet. As of December 31, 2002, shareholders' equity was increased by approximately $1.1 million due to unrealized gains of approximately $1.7 million in the investment portfolio. The amortized cost and estimated market value of our available for sale investment portfolio as of December 31, 2002 and 2001 are as follows:

                                                        December 31, 2002               December 31, 2001
                                                        -----------------               -----------------
                                                   Amortized     Estimated          Amortized      Estimated
                                                     Cost       Market Value          Cost       Market Value
                                                     ----       ------------          ----       ------------
   U.S. Treasury securities
     and obligations of U.S.
     Government authorities
     and agencies                                   $ 15,689      $ 16,861          $ 164,712      $ 172,063

   Obligations of states and
     political sub-divisions                               -             -                572            612

   Mortgage backed securities                          1,603         1,681             42,587         43,331

   Debt securities issued by
    foreign governments                                  205           216             11,954         12,089

   Corporate securities                                9,278         9,696            243,793        250,513

   Equities                                                -             -              8,760          9,802

   Policy Loans                                         238           238                181            181
                                                        ----          ----               ----           ---

   Total Investments                               $ 27,013      $ 28,692          $ 472,559      $ 488,591
                                                   =========     =========         ==========     =========

   Net unrealized gain                                1,679                           16,032
                                                      ------                          ------

                                                   $ 28,692                        $ 488,591
                                                   =========                       =========

     Our investment portfolio, excluding our notional experience account, consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent on prevailing levels of interest rates. Due to the duration of our investments (approximately 3.1 years), investment income does not immediately reflect changes in market interest rates.

     In 2001, we classified our convertible portfolio as trading account investments. Changes in trading account investment market values are recorded in our statement of operations during the period in which the change occurs, rather than as an unrealized gain or loss recorded directly through equity. We recorded a trading account loss in 2001 of $3.4 million, which reflects the unrealized and realized loss of our convertible portfolio that arose during the year ended December 31, 2001. At December 31, 2001, we had liquidated our entire trading portfolio.

     In connection with our first reinsurance agreement with Centre Solutions (Bermuda) Limited, during the first quarter of 2002, we transferred substantially our entire investment portfolio to the reinsurer as the initial premium payment. The initial and future premium for the reinsured policies, less claims payments, ceding commissions and risk charges is credited to a notional experience account, the balance of which also receives an investment credit. The notional experience account balance represents an amount to be paid to us in the event of commutation of the agreement. Based on our analysis of SFAS No. 133, we believe that the experience account represents a hybrid instrument, containing both a fixed debt host contract and an embedded derivative.

     1. The fixed debt host yields a fixed return based upon the yield to maturity of the underlying benchmark indices. The return on the fixed debt host is reported as investment income in the Statement of Operations.

     2. The change in fair value of the embedded derivative represents the percentage change in the underlying indices applied to the notional experience account, similar to that of an unrealized gain/loss on a bond. The change in the fair value of the embedded derivative is reported as a market gain on experience account in the Statement of Operations.

     As a result, our results of operations are subject to significant volatility. Recorded market value gains or losses, although recognized in current earnings, are expected to be offset in future periods as a result of our receipt of the most recent market rates. The benchmark indices are comprised of United States treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years.

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

                                          Year ended December 31,
                                        2002        2001        2000
                                        ----        ----        ----
Loss Ratio (1) (4)                      75.8%      154.4%       67.1%
Expense ratio (2) (4)                   -8.2%     -201.3%      114.4%
                                        -----     -------      ------
Combined loss and expense ratio         67.6%      -46.9%      181.5%
Persistency (3)                         85.6%       88.0%       86.4%

--------------------------

(1) Loss ratio is defined as incurred claims and increases in policy reserves divided by collected premiums.

(2) Expense ratio is defined as commissions and expenses, net of ceding allowances from reinsurers, divided by collected premiums.

(3) Persistency represents the percentage of premiums renewed, which we calculate by dividing the total annual premiums in-force at the end of each year (less first year premiums for such year) by the total annual premiums in-force for the prior year. For purposes of this calculation, a decrease in total annual premiums in-force at the end of any year would be a result of non-renewal policies, including those policies that have terminated by reason of death, lapse due to nonpayment of premiums and/or conversion to other policies offered by us. In 2002, we implemented premium rate increases that, if applied, would suggiest greater persistency than was actually realized. For 2002, we have calculated persistency of policies, rather than premium in-force.

(4) The 2002, 2001 and 2000 loss ratios and expense ratios are significantly affected by the reinsurance of approximately $326 million, $408 million and $226 million, respectively, in premium on a statutory basis under financial and other reinsurance treaties. Reserves are accounted for as offsetting negative benefits and negative premium, causing substantial deviation in reported ratios.

     Statutory accounting practices. State insurance regulators require our insurance subsidiaries to have statutory surplus at a level sufficient to support existing policies and new business growth. Under SAP, we charge costs associated with sales of new policies against earnings as such costs are incurred. These costs, together with required reserves, generally exceed first year premiums and accordingly, cause a reduction in statutory surplus during periods of increasing first year sales. The commissions paid to agents are generally higher for new policies than for renewing policies. Because statutory accounting requires commissions to be expensed as paid, rapid growth in first year policies generally results in higher expense ratios.

     Effective December 31, 2001, we entered a reinsurance transaction with Centre Solutions (Bermuda) Limited that, according to Pennsylvania insurance regulation, required the reinsurer to provide us with Letters of Credit in order for us to receive statutory reserve and surplus credit from the reinsurance. The Letters of Credit were dated subsequent to December 31, 2001, as a result of the final closing of the agreement. In addition, the initial premium paid for the reinsurance included investment securities carried at amortized cost but valued at market price for purposes of the premium transfer and the experience account. The Pennsylvania Insurance Department permitted us to receive credit of $29 million for the Letters of Credit, and to accrue the anticipated, yet unknown, gain of $18 million from the sale of securities at market value, in our statutory financial results for December 31, 2001. The impact of these permitted practices served to increase the statutory surplus of our insurance subsidiaries by approximately $47 million at December 31, 2001. Had we not been granted permitted practices, our statutory surplus would have been negative as of December 31, 2001. As of December 31, 2002, permitted practices were no longer required due to our receipt of the Letters of Credit prior to March 31, 2002.

     (j) Insurance Industry Rating Agencies

     Our subsidiaries have A.M. Best financial strength ratings of "B- (fair)" and Standard & Poor's financial strength ratings of "B- (weak)." A.M. Best and Standard & Poor's ratings are based on a comparative analysis of the financial condition and operating performance for the prior year of the companies rated, as determined by their publicly available reports. Penn Treaty has a financial strength rating of "CCC- (weak)" from Standard & Poor's but has no rating from A.M. Best. A.M. Best's classifications range from "A++ (superior)" to "F (in liquidation)." Standard & Poor's ratings range from "AAA (extremely strong)" to "CC (extremely weak)." A.M. Best and Standard & Poor's ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors and are not recommendations to buy, hold or sell a security. In evaluating a company's financial and operating performance, the rating agencies review profitability, leverage and liquidity, as well as book of business, the adequacy and soundness of reinsurance, the quality and estimated market value of assets, the adequacy of reserves and the experience and competence of management.

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

     (k) Competition

     We operate in a highly competitive industry. We believe that competition is based on a number of factors, including service, products, premiums, commission structure, financial strength, industry ratings and name recognition. We compete with a large number of national insurers, smaller regional insurers and specialty insurers, many of whom have considerably greater financial resources, higher ratings from A.M. Best and Standard and Poor's and larger networks of agents than we do. Many insurers offer long-term care policies similar to those we offer and utilize similar marketing techniques. In addition, we are subject to competition from insurers with broader product lines. We also may be subject, from time to time, to new competition resulting from changes in Medicare benefits.

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

     We also compete with non-insurance financial services companies such as banks, securities brokerage firms, investment advisors, mutual fund companies and other financial intermediaries marketing insurance products, annuities, mutual funds and other retirement-oriented investments. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 implemented fundamental changes in the regulation of the financial services industry, permitting mergers that combine commercial banks, insurers and securities firms under one holding company. The ability of banks to affiliate with insurers may adversely affect our ability to remain competitive.

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

     (l) Government Regulation

General

     Insurance companies are subject to supervision and regulation in all states in which they transact business. Penn Treaty is registered and approved as a holding company under the Pennsylvania Insurance Code. Our insurance company subsidiaries are chartered in the states of Pennsylvania and New York.

     The extent of regulation of insurance companies varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Although many states' insurance laws and regulations are based on models developed by the National Association of Insurance Commissioners ("NAIC"), and are therefore similar, variations among the laws and regulations of different states are common.

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

     Most states mandate minimum benefit standards and policy lifetime loss ratios for long-term care insurance policies and for other accident and health insurance policies. A significant number of states, including Pennsylvania and Florida, have adopted the NAIC's proposed minimum loss ratio of 60% for both individual and group long-term care insurance policies. Certain states, including New Jersey and New York, have adopted a minimum loss ratio of 65% for long-term care. The states in which we are licensed have the authority to change these minimum ratios, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced.

     In December 1986, the NAIC adopted the Long-Term Care Insurance
Model Act ("Model Act"), to promote the availability of long-term care insurance policies, to protect applicants for such insurance and to facilitate flexibility and innovation in the development of long-term care coverage. The Model Act establishes standards for long-term care insurance, including provisions relating to disclosure and performance standards for long-term care insurers, incontestability periods, nonforfeiture benefits, severability, penalties and administrative procedures. Model regulations were also developed by the NAIC to implement the Model Act. Some states have also adopted standards relating to agent compensation for long-term care insurance. In addition, from time to time, the federal government has considered adopting standards for long-term care insurance policies, but it has not enacted any such legislation to date.

     Some state legislatures have adopted proposals to limit rate increases on long-term care insurance products. In the past, we have been generally successful in obtaining rate increases when necessary. We currently have rate increases on file with various state insurance departments and anticipate that increases on other products will be required on a majority of our policies in the future. If we are unable in the future to obtain rate increases, or in the event of legislation limiting rate increases, we believe it would have a negative impact on our future earnings.

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

     The Pennsylvania and New York Insurance Departments have adopted the Codification guidance, effective January 1, 2001. The Codification guidance serves to reduce the insurance subsidiaries' surplus, primarily due to certain limitations on the recognition of goodwill and electronic data processing equipment and the recognition of other than temporary declines in investments. These reductions are partially offset by certain other items, including the recognition of deferred tax assets subject to certain limitations. In 2001, our statutory surplus was reduced by approximately $2 million as a result of the Codification guidance.

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

     States also restrict the dividends our insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of our insurance company subsidiaries, computed according to statutory formulae. Under the insurance laws of Pennsylvania and New York, where our insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania law, our Pennsylvania insurance subsidiaries (including our primary insurance subsidiary) must give the Department at least 30 days' advance notice of any proposed "extraordinary dividend" and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company's surplus as shown on the company's last annual statement filed with Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. Additionally, our Plan requires the Department to approve all dividend requests made by Penn Treaty, regardless of normal statutory requirements for allowable dividends. We believe that the Department is unlikely to consider any dividend request in the foreseeable future, as a result of Penn Treaty's current statutory surplus position. Although not stipulated in the Plan, this requirement is likely to continue until such time as Penn Treaty meets normal statutory allowances, including reported net income and positive cumulative earned surplus.

     Under New York law, our New York insurance subsidiary (American Independent Network Insurance Company of New York) must give the New York Insurance Department 30 days' advance notice of any proposed dividend and cannot pay any dividend if the regulator disapproves the payment during that 30-day period. In addition, our New York insurance company must obtain the prior approval of the New York Insurance Department before paying any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company's surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December 31.

     Penn Treaty Network America Insurance Company and American Network Insurance Company have not paid any dividends to Penn Treaty for the past three years and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. However, our New York subsidiary is not subject to the Plan and in March 2002, we received a dividend from our New York subsidiary of $651,000. American Network Insurance Company was permitted to make a special dividend payment of $5 million following December 31, 2001 to Penn Treaty Network America Insurance Company.

     Periodically, the Federal government has considered adopting a national health insurance program. Although it does not appear that the Federal government will enact an omnibus health care reform law in the near future, the passage of such a program could have a material impact on our operations. In addition, other legislation enacted by Congress could impact our business. Among proposals sometimes considered are the implementation of certain minimum consumer protection standards for inclusion in all long-term care policies, including guaranteed renewability, protection against inflation, and limitations on waiting periods for pre-existing conditions. These proposals would also prohibit "high pressure" sales tactics in connection with long-term care insurance and would guarantee consumers access to information regarding insurers, including lapse and replacement rates for policies and the percentage of claims denied. As with any pending legislation, it is possible that any laws finally enacted will be substantially different from the current proposals. Accordingly, we are unable to predict the impact of any such legislation on our business and operations.

     Compliance with multiple Federal and state privacy laws may affect our profits. Congress enacted the Gramm-Leach-Bliley Financial Services Modernization Act in 1999. Federal agencies have adopted regulations to implement this legislation. The Gramm-Leach-Bliley Act empowers states to adopt their own measures to protect the privacy of consumers and customers of insurers that are covered by the Gramm-Leach-Bliley Act, so long as those protections are at least as stringent as those required by the Gramm-Leach-Bliley Act. If states do not enact their own insurance privacy laws or adopt regulations, the privacy requirements of the Gramm-Leach-Bliley Act will apply to insurers, although no enforcement mechanism has yet been adopted for insurers. The Department of Health and Human Services has adopted privacy rules, which will also apply to at least some of our products. The NAIC has adopted the Insurance Information and Privacy Model Act, but no state has yet adopted this model act. Individual state insurance regulators have indicated that their states may adopt privacy laws or regulations that are more stringent than the NAIC's model act and those provided for under federal law. Compliance with different laws in states where we are licensed could prove extremely costly.

     We monitor economic and regulatory developments that have the potential to affect our business. Recently enacted federal legislation will allow banks and other financial organizations to have greater participation in securities and insurance businesses. This legislation may present an increased level of competition for sales of our products. Furthermore, the market for our products is enhanced by the tax incentives available under current law. Any legislative changes that lessen these incentives could negatively impact the demand for these products.

Recent State Regulatory Actions

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

     Our insurance subsidiaries, Penn Treaty Network America Insurance Company, American Network Insurance Company, and American Independent Network Insurance Company of New York (representing approximately 94%, 5% and 1% of our in-force premium, respectively), are each required to hold statutory surplus that is, above a certain required level. If the statutory surplus of either of our Pennsylvania subsidiaries falls below such level, the Department would be required to place such subsidiary under regulatory control, leading to rehabilitation or liquidation. At December 31, 2000, Penn Treaty Network America Insurance Company had Total Adjusted Capital below the Regulatory Action level. As a result, it was required to file a Corrective Action Plan ("the Plan") with the Pennsylvania Insurance Commissioner.

     On February 12, 2002, the Department approved the Plan.

     The Corrective Order requires Penn Treaty to comply with certain agreements at the direction of the Department, including, but not limited to:

          o    New investments are limited to NAIC 1 or 2 rated securities;

          o Affiliated transactions are limited and require Department approval;

          o An agreement to increase statutory reserves by an additional $125 million by December 31, 2004, of which $48 million remains to be added as of December 31, 2002, such that our subsidiaries' policy reserves will be based on new, current claims assumptions and will not include any rate increases. These claim assumptions are applied to all policies, regardless of issue year and are assumed to have been present since the policy was first issued. The reinsurance agreement entered with Centre Solutions (Bermuda), Limited for business issued prior to December 31, 2001 has provided the capacity to accommodate this increase;

          o Enter into a reinsurance treaty with Centre Solutions (Bermuda) Limited through which Penn Treaty Network America Insurance Company and American Network Insurance Company reinsure 100% of their individual long term care insurance business in effect on December 31, 2001;

          o File copies of the fully executed reinsurance agreement and trust agreement with the Department no later than ten days after execution;

          o File with the Department monthly statements of the balance of the trust account required under the trust agreement among them, Centre Solutions (Bermuda) Limited, and The Bank of New York within five days of receipt of any such statement;

          o Compute contract and unearned premium reserves using the initial level net premium reserve methodology;

          o Notify the Department within five days of the date of the Corrective Order of the licensing status of Penn Treaty Network America Insurance Company and American Network Insurance Company in all jurisdictions in which they are authorized to write insurance;

          o Submit to the Department all filings with the Securities and Exchange Commission made by Penn Treaty, and all press releases issued by Penn Treaty, Penn Treaty Network America Insurance Company or American Network Insurance Company;

          o Not enter into any new reinsurance contract or treaty, or amend, commute or terminate any existing reinsurance treaty without the prior written approval of the Department, such approval not to be unreasonably withheld;

          o Not make any new special deposits or make any changes to existing special deposits without the prior written approval of the Department, such approval not to be unreasonably withheld;

          o Not enter into any new agreements or amend any existing agreements with Penn Treaty or any affiliate in excess of $100,000 or make any dividends or distributions to Penn Treaty or any affiliate without the prior written approval of the Department, such approval not to be unreasonably withheld; and

          o Notify the Department within five days of receiving notification of default on Penn Treaty debt requiring acceleration of repayment.

     We are in compliance with all terms of the Corrective Order as of the date of this filing. If we fail to continue to comply with the terms of the Corrective Order, the Department could take action to suspend our ability to continue to write new policies, or impose other sanctions on us.

     The Florida Department of Insurance issued a Consent Order dated July 30, 2002, as amended, reinstating Penn Treaty's Certificate of Authority in Florida as a foreign insurer The Consent Order sets forth the following obligations which Penn Treaty Network America Insurance Company must satisfy to maintain its Certificate of Authority in Florida:

          o Maintain compliance with Florida laws which establish minimum surplus required for health and life insurers;

          o    Comply, by December 31, 2002 (as later amended to January 31,
               2003), with Florida laws which establish a maximum writing ratio limitation on accident and health premiums to policyholders' capital/surplus. Subsequent to December 31, 2002, we contributed $16 million to our subsidiary's statutory surplus, which we believe placed our subsidiary in compliance with Florida statute for gross premium to surplus levels;

          o Submit monthly financial statements to the Department of Insurance;

          o Maintain compliance with Florida laws governing investments in subsidiaries and related corporations;

          o Limit direct premiums on new business in the State of Florida so as not to exceed $4 million during 2002 (which we will not have exceeded) and $15 million during 2003;

          o Limit direct premium growth in Florida to ten percent annually after 2003 unless otherwise approved in writing by the Department of Insurance based upon evidence of adequate capitalization;

          o    Maintain a Risk Based Capital ratio in excess of 2.0; and

          o Submit quarterly reports to the Department of Insurance demonstrating all claims that have been assumed by Centre Solutions (Bermuda) Limited.

     In the event that Penn Treaty Network America Insurance Company fails to maintain compliance with Florida laws or the above requirements, the Department of Insurance will notify Penn Treaty Network America Insurance Company and could require it to take corrective action. If the Department of Insurance determines that the corrective action is not timely, Penn Treaty Network America Insurance Company's Certificate of Authority could be suspended and it could be required to cease writing new direct business in Florida, until such time as it took any required corrective action.

     In March 2003, we received approval from the California Insurance Department to recommence sales in California subject to certain conditions to be met prior to recommencement of sales and in order to continue to write new policies in the future. The additional conditions included:

          o The review and approval of its long-term care products and rates for compliance with California's adoption of new disclosure and pricing standards.

          o The additional certification of the Company's reserves for 2002, and annually thereafter by May 1, to be performed by an independent actuary of the Department's choice. The Company will bear the cost of additional certifications.

          o The Company's commitment that if an unqualified actuarial opinion is not received as of any subsequent year-end, it will voluntarily discontinue writing new business in California until that condition is corrected.

     (m) Employees

     As of December 31, 2002, we had approximately 300 full-time employees (not including independent agents). We are not a party to any collective bargaining agreements.

ITEM 2. PROPERTIES

     Our principal offices in Allentown, Pennsylvania occupy two buildings, totaling approximately 33,000 square feet of office space in a 40,000 square foot building and all of an 16,000 square foot building. We own both buildings and a 2.42 acre undeveloped parcel of land located across the street from our home offices. We also lease additional office space in Michigan and New York.

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

     Our Company and certain of our key executive officers are defendants in consolidated actions that were instituted on April 17, 2001 in the United States District Court for the Eastern District of Pennsylvania by our shareholders, on their own behalf and on behalf of a putative class of similarly situated shareholders who purchased shares of our common stock between July 23, 2000 through and including March 29, 2001. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as a result of misstatements and omissions allegedly contained in our periodic reports filed with the SEC, certain press releases issued by us, and in other statements made by our officials. The alleged misstatements and omissions relate, among other matters, to the statutory capital and surplus position of our largest subsidiary, Penn Treaty Network America Insurance Company. On July 1, 2002, the defendants filed an answer to the complaint, denying all liability. Plaintiffs filed a motion for class certification on August 15, 2002, which is currently pending. On February 26, 2003, the parties reached an agreement in principle to settle the litigation for $2.3 million, to be paid entirely by our directors and officers liability insurance carrier. The settlement remains subject to documentation and court approval.

     Our Company and its subsidiary, PTNA, are defendants in an action in the United States District Court, Middle District of Florida, Ocala Division. Plaintiffs filed this matter on January 10, 2003 in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division, on behalf of themselves and a class of similarly situated Florida long term care policyholders. We removed this case from the Florida state court to Federal Court on February 6, 2003. Plaintiffs claim wrongdoing in connection with the sale of long term care insurance policies to the Plaintiffs and the Class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution. We filed motions to dismiss for failure to state a claim, lack of personal jurisdiction as against the Company, and a motion to strike certain allegations of the Complaint as irrelevant and improper. Plaintiffs filed a motion to remand on March 7, 2003. Briefing is continuing on all of these motions. We believe that the Complaint is without merit and intend to continue to defend the matter vigorously.

     Our Company and two of our subsidiaries, Penn Treaty Network America Insurance Company and Senior Financial Consultants Company, are defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania by National Healthcare Services, Inc. The complaint seeks compensatory damages in excess of $150,000 and punitive damages in excess of $5,000,000 for an alleged breach of contract and misappropriation. The claims arise out of a joint venture related to the AllRisk Healthcare program, which was marketed first by Penn Treaty Network America Insurance Company and then later by Senior Financial Consultants Company. The defendants have denied the allegations of the complaint and will continue to defend the matter vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF OUR STOCKHOLDERS

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2002 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "PTA." As of February 12, 2003, there were approximately 439 record holders of our common stock. The following table indicates the high and low sale prices of our common stock as reported on the New York Stock Exchange during the periods indicated.

                                        High        Low
                                        ----        ---
2002
     1st Quarter                     $  6.71     $  4.10
     2nd Quarter                        6.85        3.75
     3rd Quarter                        4.78        3.35
     4th Quarter                        4.05        1.65

2001
     1st Quarter                     $ 19.75     $  8.80
     2nd Quarter                        9.70        2.15
     3rd Quarter                        4.29        2.10
     4th Quarter                        6.42        2.70

2000
     1st Quarter                     $ 18.13     $ 12.25
     2nd Quarter                       19.94       13.13
     3rd Quarter                       18.81       14.88
     4th Quarter                       21.56       15.63

     We have never paid any cash dividends on our common stock and do not intend to do so in the forseeable future. It is our present intention to retain any future earnings to support the continued growth of our business. Any future payment of dividends is subject to the discretion of the board of directors and is dependency, in part, on any dividends we may receive from our subsidiaries. The payment of dividends by our subsidiaries is dependent on a number of factors, including their respective earnings and financial conditionm, business needs and capital and surplus requirements, and is also subject to certain regulatory restrictions and the effect that such payment would have on their financial strength ratings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," "Business--Insurance Industry Rating Agencies" and Business--Government Regulation."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated statement of operations data and balance sheet data as of and for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 have been derived from our Consolidated GAAP Financial Statements.

                                                                      1998        1999        2000        2001        2002
                                                                      ----        ----        ----        ----        ----
Statement of Operations Data:
 ----------------------------------------------------------------
 Revenues:
    Total premiums                                                  $223,692    $292,516    $357,113    $350,391    $333,643
    Net investment income                                             20,376      22,619      27,408      30,613      40,107
    Net realized (losses) gains                                        9,209       5,393         652      (4,367)     15,663
    Trading account loss                                                 -           -           -        (3,428)        -
    Market gain on experience account (1)                                -           -           -            -       56,555
    Other income                                                         885       6,297       8,096       9,208      11,585
                                                                    --------    --------    --------    --------    --------
    Total revenues                                                   254,162     326,825     393,269     382,417     457,553
                                                                    --------    --------    --------    ---------   --------
 Benefits and expenses:
    Benefits to policyholders (2)                                    154,300     200,328     243,571     239,155     371,998
    Commissions                                                       80,273      96,752     102,313      76,805      45,741
     Net acquisition costs amortized (deferred) (3)                  (46,915)    (51,134)    (43,192)      9,860       7,594
     Impairment of net unamortized policy
        acquisition costs (4)                                            -           -           -        61,800       1,100
    General and administrative expenses                               26,069      40,736      49,973      49,282      46,473
    Expense and risk charge and excise tax (5)                           -           -           -         5,635      17,227
    Loss due to impairment of property
       and equipment (6)                                                 -         2,799         -          -            -
    Change in reserve for claim litigation                               -           -         1,000        (250)        -
    Interest expense                                                   4,809       5,187       5,134       4,999       5,733
                                                                    --------     -------    --------    --------    --------
    Total benefits and expenses                                      218,536     294,668     358,799     447,286     495,866
                                                                    --------    --------    --------    --------    --------
 Income  (loss) before federal income taxes and
      cumulative effect of accounting change                          35,626       32,157     34,470     (64,869)    (38,313)
 Provision (benefit) for federal income taxes                         11,578       10,837     11,720     (16,280)    (13,026)
                                                                    --------      -------   --------    --------    --------
 Net (loss) income  before cumulative effect
      of accounting change (7)                                      $ 24,048    $ 21,320    $ 22,750    $(48,589)  $ (25,287)
                                                                    ========    ========    ========    ========   =========
 Net income (loss)                                                  $ 24,048    $ 21,320    $ 22,750    $(48,589)  $ (30,438)
                                                                    ========    ========    ========    ========   =========
 Net income (loss) adjusted for accounting change (8)               $ 24,048    $ 21,975    $ 23,603    $(47,736)  $ (25,287)
                                                                    ========    ========    ========    ========   =========

 Basic earnings per share before cumulative effect
      of accounting change (7)                                      $   3.17    $   2.83    $  3.13     $  (3.41)  $   (1.31)
                                                                    ========    ========    =======     ========   =========
 Diluted earnings per share before cumulative effect
      of accounting change (7)                                      $   2.64    $   2.40    $  2.61     $  (3.41)  $   (1.31)
                                                                    ========    ========    =======     ========   =========
  Basic earnings per share                                          $   3.17    $   2.83    $  3.13     $  (3.41)  $   (1.58)
                                                                    ========    ========    =======     ========   =========
  Diluted earnings per share                                        $   2.64    $   2.40    $  2.61     $  (3.41)  $   (1.58)
                                                                    ========    ========    =======     ========   =========
 Basic earnings per share adjusted for accounting change (8)        $   2.64    $   2.92    $  3.25     $  (3.35)  $   (1.58)
                                                                    ========    ========    =======     ========   =========
 Diluted earnings per share adjusted for accounting change (8)      $   2.64    $   2.48    $  2.70     $  (3.35)  $   (1.31)
                                                                    ========    ========    =======     ========  ==========

 Weighted average shares outstanding (9)                               7,577       7,533      7,279       14,248      19,240
 Weighted average diluted shares outstanding (10)                     10,402      10,293      9,976       14,248      19,240


                                                                      1998        1999        2000        2001        2002
                                                                      ----        ----        ----        ----        ----
 GAAP Ratios:
 Loss ratio (2)                                                       69.0%       68.5%       68.2%       68.3%       111.5%
 Expense ratio (11)                                                   28.7%       31.3%       32.0%       59.0%        37.1%
                                                                      -----       -----       -----       -----       -----
 Total (12)                                                           97.7%       99.8%      100.2%      127.3%       148.6%
                                                                      =====       =====      ======      ======       =====
 Return on average equity (13)                                        16.6%       13.5%       13.1%      (25.5)%      (17.5%)

 Balance Sheet Data:
 Total investments (14)                                             $338,889    $373,001    $366,126    $488,591   $   28,692
 Total assets                                                        580,552     697,639     856,131     940,367    1,080,200
 Total debt                                                           76,550      82,861      81,968      79,190       76,245
 Shareholders' equity                                                157,670     158,685     188,062     192,796      155,180
 Book value per share                                               $  20.79    $  21.81    $  25.81    $  10.24   $     7.99

 Selected Statutory Data:
 Net premiums written (15)                                          $143,806    $208,655    $130,676    $(64,689)  $   22,440
 Statutory surplus (beginning of period)                            $ 67,249    $ 76,022    $ 67,070    $ 30,137   $   35,808
 Ratio of net premiums written to
   statutory surplus                                                     2.1x        2.7x        1.9x       (2.1)x         .6x


                 Notes to Selected Financial Data (in thousands)

     (1) Effective December 31, 2001, we entered into a reinsurance agreement for substantially all of our long-term care insurance policies, which we are accounting for as deposit accounting. The reinsurer maintains a notional experience account for our benefit in the event of commutation. The notional experience account receives an investment credit, derived from the separate components of the notional experience account. This gain represents the income from the embedded derivative portion of our notional experience account, similar to that of an unrealized gain or loss on a bond.

     (2) During the third quarter of 2002, we determined to refine certain of our processes and assumptions in the establishment of our reserves for current claims. As a result of this change, we increased our reserves for current claims by approximately $83,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (3) Effective September 10, 2001, we discontinued the sale, nationally, of all new long-term care insurance policies until our Corrective ActionPlan was completed and approved by the Pennsylvania Insurance Department. As a result, there was a substantial reduction in the deferral of costs associated with new policy issuance, while we continued to amortize existing deferred acquisition costs.

     (4) Our reinsurance agreement requires us to accrue an annual expense and risk charge to the reinsurer. Primarily as a result of these anticipated charges, we impaired the value of our net unamortized policy acquisition costs by $61,800 in 2001. In the third quarter of 2002, we impaired the value of our deferred acquisition cost asset by approximately $1,100 as a result of the change in our assumptions regarding the future profitability of our existing business in force. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     (5) As a result of our December 31, 2001 reinsurance agreement with a foreign reinsurer, we must pay Federal excise tax of 1% on all ceded premium. The 2001 expense represents excise taxes due for premiums transferred at the inception of the contract. Beginning in 2002, we also accrue an annual expense and risk charge payable to the reinsurer in the event of future commutation of the agreement.

     (6) During 1999, we discontinued the implementation of a new computer system, for which we had previously capitalized $2,799 of licensing, consulting and software costs. When we decided not to use this system, its value became fully impaired. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (7) Excludes $5,151 impairment charge of goodwill from the adoption of SFAS Nos. 141 and 142, which was recorded as a cumulative effect from accounting change. In 2002, in accordance with SFAS No. 142, we determined that the goodwill associated with our insurance subsidiaries was impaired and recognized an impairment loss of $5,151, net of related tax effect, which we recorded as a cumulative effect of change in accounting principle.

     (8) As a result of the adoption of SFAS No. 142 in 2002, we discontinued the amortization of goodwill. We have provided a comparison of results to 2002 for the fiscal periods 1999, 2000 and 2001 that reflects the impact of this accounting change in prior periods as though the SFAS No. 142 had been adopted at that time. Net income would have been increased in each adjusted period by $655, $853, $853 and $640, respectively.

     (9) On May 25, 2001, we issued approximately 11,547 new shares of our common stock, for net proceeds of $25,726, through a rights offering. We also issued approximately 570 new shares in 2002 through a direct equity placement.

     (10) Diluted shares outstanding includes shares issuable upon the conversion of our existing convertible debt and exercise of options outstanding, except in 2001 and 2002, for which the inclusion of such shares would be anti-dilutive. The inclusion of converted shares from the our Convertible Subordinated Notes due 2008 is expected to produce significant dilution in earnings per share in future periods.

     (11) Expense ratios exclude the impact of reduced commissions and increased general and administrative expenses resulting from the 1999 and 2000 acquisitions of our agency subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (12) We measure our combined ratio as the total of all expenses, including benefits to policyholders, related to policies in-force divided by premium revenue. This ratio provides an indication of the portion of premium revenue that is devoted to the coverage of policyholder related expenses. We depend on our investment returns to offset the amounts by which our combined ratio is greater than 100%. In 2001, reduced premium revenue, the impairment of our DAC asset in the fourth quarter (see note 4) and the payment of excise taxes on the initial premium for our new reinsurance agreement (see note 5) increased our combined ratio above what it otherwise would have been. For 2002, see note 2.

     (13) Return on equity, which is the ratio of net income or losses to average shareholders' equity, measures the current period return provided to shareholders on invested equity. New or existing shareholders could be dissuaded from future investment in our common stock and may choose to sell their common stock if they are not satisfied with our return on equity.

     (14) As a result of our reinsurance agreement, which was effective December 31, 2001, we transferred substantially all of our investable assets to the reinsurer.

     (15) Under statutory accounting principles, ceded reserves are accounted for as offsetting negative benefits and negative premium. Our 2002, 2001 and 2000 premium is reduced by approximately $326,000, $408,000 and $226,000, respectively from reinsurance transactions.

     Quarterly Data

     Our unaudited quarterly data for each quarter of 2002 and 2001 have been derived from unaudited financial statements and include all adjustments, consisting only of normal recurring accruals, which we consider necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of our future results of operations.

                                                             2002
                                           ---------------------------------------------
                                             First      Second     Third      Fourth
                                            Quarter    Quarter    Quarter     Quarter
                                            -------    -------    -------     -------
                                          (in thousands, except per share data and ratios)

Total premiums                               $ 84,236   $ 83,906   $ 83,635    $ 81,866
Net investment income                           9,535     10,172     10,122      10,278
Net realized capital gains and losses and
     other income                              (8,660)    22,384     67,193       2,886
                                             --------   --------   --------    --------
     Total revenues                            85,111    116,462    160,950      95,030
                                             --------   --------   --------    --------

Benefits to policyholders                      80,187     62,515    164,170      65,127
Commissions & expenses                         32,851     26,919     29,260      21,510
Net acquisition costs amortized (deferred)     (3,326)     7,777      3,403         259
                                               -------    ------    -------    --------
     Net (loss) income                       $(13,626)  $ 11,918   $(24,471)   $    892
                                             =========  ========   =========   ========

GAAP loss ratio                                 95.2%      74.5%     196.3%       79.6%
GAAP expense ratio (excluding interest)         35.1%      41.4%      39.1%       32.2%
                                                -----      -----      -----       -----
     Total                                     130.3%     115.9%     235.4%      111.8%
                                               ======     ======     ======      ======

Basic earnings per share                     $ (0.72)   $  0.62    $ (1.26)    $  0.05
Diluted earnings per share                   $ (0.72)   $  0.57    $ (1.26)    $  0.04

                                                             2001
                                           ---------------------------------------------
                                             First      Second     Third      Fourth
                                            Quarter    Quarter    Quarter     Quarter
                                            -------    -------    -------     -------
                                          (in thousands, except per share data and ratios)

Total premiums                               $ 96,019   $ 90,039   $ 80,588    $ 83,745
Net investment income                           6,725      7,185      8,571       8,132
Net realized capital gains and losses and
     other income                                (889)     3,476        728      (1,902)
                                             --------   --------   --------    --------
     Total revenues                           101,855    100,700     89,887      89,975
                                             --------   --------   --------    --------

Benefits to policyholders                      72,137     60,235     47,220      59,563
Commissions & expenses                         37,372     33,793     27,999      32,308
Net acquisition costs deferred                 (5,397)     1,750      7,255      68,052
                                             --------   --------     ------    --------
     Net income                              $(2,336)   $  2,430   $  4,075    $(52,759)
                                             ========   ========   ========    ========

GAAP loss ratio                                 75.1%      66.9%      58.6%       71.1%
GAAP expense ratio (excluding interest)         33.3%      39.5%      43.7%      119.8%
                                                -----      -----      -----      ------
     Total                                     108.4%     106.4%     102.3%      190.9%
                                               ======     ======     ======      ======

Basic earnings per share                     $  (0.32)  $   0.20   $   0.22    $  (2.80)
Diluted earnings per share                   $  (0.32)  $   0.20   $   0.22    $  (2.80)



                   See Notes to Selected Financial Data Table

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        Significant Accounting Disclosure
                  (amounts inthousands, except per share data)

     The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Such estimates and assumptions significantly affect various reported amounts of assets and liabilities. Management has made estimates in the past that we believed to be appropriate but were subsequently revised to reflect actual experience. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. Management considers an accounting estimate to be critical if:

     o It requires assumptions to be made that were uncertain at the time the estimate was made; and

     o Changes in the estimate or different estimated amounts that could have been selected could have a material impact on our results of operations or financial condition.

Policy Reserves and Policy and Contract Claim Liabilities

     Our policies are accounted for as long duration policies. As a result there are two components to the liabilities associated with our policies. The first is a liability for future policyholder benefits, represented by the present value of future benefits less future premium collections. In calculating these reserves we utilize assumptions, including estimates for persistency, morbidity (claims expectations), mortality, interest rates, and premium rate increases. These assumptions are estimated in the year a policy is issued. Once the assumptions are established we continue to utilize those assumptions unless our assessment of deferred acquisition costs indicates that the present value of anticipated future premiums less future costs plus current reserves is less than current unamortized DAC. Any variance from the assumptions established in the year a policy is issued could have a material impact on our results of operations and financial condition.

     The second reserve we establish is for incurred, either reported or not yet reported, policy and contract claims. This amount represents the benefits for our current claims. The significant assumptions utilized in establishing the policy and contract claims are expectations about the duration and incidence of claims and the interest rate utilized to discount the claim reserves. These assumptions are based on our past experience, industry experience and current trends.

     As part of our monitoring of policy and contract claims we compare actual results to our expectations. Any deviations from our expectations are recorded in the year in which the deviation occurs. During 2002 we increased our policy and contract claim reserves by $83,000 based on new assumptions that have been applied to both claims incurred during 2002 and to claims incurred prior to 2002. Any changes in our estimates in the future may have a material impact on our financial condition and results of operations.

DAC Recoverability

     We regularly assess the recoverability of deferred acquisition costs through actuarial analysis. To determine recoverability, the present value of anticipated future premiums less future costs and claims are added to current reserve balances. If this amount is greater than the current unamortized DAC then the DAC is deemed recoverable.

     The DAC recoverability analysis includes assumptions for persistency, morbidity (claims expectations), interest rates, and premium rate increases. The recoverability of our DAC is dependent upon the assumption of future rate increases.

     Long-term care insurance has fixed annual premiums that can be adjusted only upon approval of the insurance departments of the states where the premiums were written. The adjustment of these fixed annual premium rates is referred to as rate increases. The process for filing for rate increases requires the company to demonstrate to the insurance department that expected claims experience is anticipated to exceed original assumptions. The approval of rate increases is at the discretion of the insurance department.

     Over the past two years, we have had success in obtaining rate increases for a majority of our products. However, we have a continuing need to obtain rate increases on the remaining products that have not yet received rate increases and, in certain cases, additional rate increases on products where we have already received rate increases. There has been increased public and regulatory scrutiny over the practice of obtaining rate increases on long-term care insurance.

     We base our rate increase assumptions on our past experience and our expectations of the amounts of actual rate increases that we will be able to achieve. If we are unsuccessful in obtaining the assumed level of rate increases, we could recognize an impairment in the future, which could have a material adverse effect on our results of operations and financial position.

Litigation and Contingencies

     We are involved in lawsuits relating to our operations. These lawsuits include, but are not limited to, allegations as to improper sales practices in connection with the recent rate increases on our long-term care policies.

     We are also involved in a dispute with one of our reinsurers over an alleged breach of contract by the Company as a result of the Company entering into the 2001 Centre reinsurance agreement without obtaining prior written approval of the reinsurer.

     We recognize an estimated loss for contingencies when we believe it is probable that a loss has occurred and the amount of loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation and contingency matters. As time passes and additional facts and circumstances become known, our estimation of the probability of loss as well as our ability to reasonably estimate a loss will change. The ultimate outcome of litigation and other contingencies could have a material adverse impact on our results of operations and financial position in the future.

Deposit Accounting for 2001 Centre Reinsurance Agreement

     The 2001 Centre reinsurance agreement is being accounted for utilizing deposit accounting for reinsurance contracts. We are using deposit accounting because we believe the reinsurance contract does not result in the reasonable possibility that the reinsurer will suffer a significant loss. We assessed this long-duration reinsurance contract using the reasonable possibility of significant loss criteria due to certain contract provisions that limit the risk to the reinsurer, including an aggregate limit of liability for the reinsurer, experience refund provisions, and expense and risk charges provided to the reinsurer. We also entered into the reinsurance agreement with the intent of commuting the agreement at December 31, 2007, which further supports the use of deposit accounting.

     We have established the accounting model for this reinsurance agreement assuming that we will commute the contract on December 31, 2007, the first available commutation date. We intend, but are not required, to commute the agreement on December 31, 2007. We have significant incentive to commute the agreement on December 31, 2007 as the expense and risk charges applied to the experience account for the benefit of the reinsurer begin to escalate after December 31, 2007 and the reinsurer may exercise warrants at a common stock equivalent price of $2.00 per share, representing approximately 20% of the then outstanding common stock on a fully diluted basis.

     Our current actuarial modeling and projections indicate that it is likely that we will be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, PTNA's and ANIC's (our Pennsylvania insurance subsidiaries) statutory surplus following commutation must be sufficient to support the reacquired business in accordance with statutory capital requirements. Upon commutation, we will receive cash or other liquid assets equalling the value of the experience account. For statutory reporting purposes, we will also record the statutory-basis policy reserves and policy and contract claim liabilities in our statutory financial statements. Accordingly, the Company's ability to commute the agreement is highly dependent upon the value of the experience account exceeding the level of required statutory-basis policy reserves on December 31, 2007.

     As of December 31, 2002, the statutory-basis policy reserves and policy and contract claim liabilities of $905,330 exceed the value of the experience account of $708,982. We expect that the growth in the experience account will exceed the growth in the policy reserve and policy and contract claim liabilities, such that the experience account value will exceed the policy and contract claim liabilities at December 31, 2007. Our ability to commute is dependent upon our assumptions regarding the future performance of the underlying insurance policies from now until December 31, 2007. Additionally, the experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the value of the experience account by approximately $70,000 and jeopardize the Company's ability to commute as planned. We cannot anticipate future increases or decreases in market interest rates.

     As a result of our intention to commute on December 31, 2007, we assessed only estimated expense and risk charges prior to December 31, 2007 in our most recent DAC recoverability analyses. We have not included any of the escalating expense and risk charges beyond December 31, 2007. In addition, as part of the consideration for the agreement, we provided the reinsurer with warrants valued at approximately $15,855. This consideration is being recognized over the anticipated life of the contract.

     In the event we determine that commutation of the reinsurance contract is unlikely on December 31, 2007, but likely at some future date, we would include the additional annual expense and risk charges in our DAC recoverability analysis. This would most likely result in an additional impairment of our DAC. The amount of the impairment would be dependent on the number of additional years beyond December 31, 2007 until commutation as well as our best estimate of the other assumptions utilized in the DAC impairment calculation (morbidity, mortality, interest rates, premium rate increases, and withdrawls) at the date the analysis is performed.

Experience Account

     Our 2001 Centre reinsurance agreement includes a provision for the maintenance of an experience account for our benefit in the event we elect to, and are able to, commute the reinsurance agreement in the future. The experience account balances was $708,982 as of December 31, 2002. We receive a return on the experience account that is based on a series on benchmark indices and derivative hedges. The benchmark indices are comprised on US Treasury strips, agencies, and investment grade corporate bonds with weightings of approximately 25%, 15% and 60%, respectively and a duration of approximately 11 years.

     We believe the return on the notional experience account represents a hybrid instrument, containing both a fixed debt host and an embedded derivative, as defined in Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In accordance with SFAS 133, we are accounting for the investment return on the experience account as follows:

     o The fixed debt host yields a fixed return based on the yield to maturity of the underlying benchmark indices. The fixed debt host is reported as investment income in the Statement of Operations.

     o The change in fair value of the embedded derivative, represented by the percentage change in the underlying indices applied to the notional experience account, is similar to that of an unrealized gain or loss on a bond. The change in the fair value of the embedded derivative is reported as a market gain (or loss) on experience account in the Statement of Operations.

     Our conclusion that the return on the notional experience account represents a hybrid instrument with an embedded derivative is based on our belief that the economic characteristics and risk of the fixed debt host contract are not clearly and closely related to those of the embedded derivative. When we determine the yield on the fixed debt host and the value of the embedded derivate, we reconcile these amounts to the amount credited to the experience account by the reinsurer, as we believe the actual return credited by the reinsurer should equal the sum of the amounts recognized in our Statement of Operations.

Goodwill

     At December 31, 2002, the balance of our goodwill was $20,360. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS 142 resulted in the elimination of goodwill amortization, the allocation of the goodwill to reporting units, and the establishment of an annual impairment test based on the fair value of the reporting units to which the goodwill has been allocated. Different valuation methods and assumptions can produce significantly different results, which could affect the amount of any goodwill impairment charge.

     We have identified two reporting units (agency operations and insurance operations) as defined in SFAS 142. The goodwill was allocated between the two reporting units as follows: agency operations $20620 and insurance operations $5151. Our impairment analysis involved an assessment of the fair value of each reporting unit utilizing a discounted cash flow analysis. Upon completion of the analysis, we determined that the goodwill associated with the agency operations was fully recoverable and that the goodwill allocated to the insurance operations was impaired. As a result, we recognized an impairment loss of approximately $5151 which has been recorded as a cumulative effect of change in accounting principle.

     The agency valuation assumed, among other things, future growth in our agency business that is consistent with our growth in the past. In the event that our actual growth and profitability does not meet our expectations, we may realize a goodwill impairment in the future.



                                    Overview

                  (amounts in thousands, except per share data)

     Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care, Medicare supplement, life and long-term disability insurance. We experienced significant reductions in new premium sales during 2001 and 2002 due to the cessation of new business generation in all states and as a result of market concerns regarding our insurance subsidiaries' statutory surplus. Under our Corrective Action Plan ("the Plan"), which was approved by the Pennsylvania Insurance Department ("the Department") in February 2002, we recommenced sales in certain states, but intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. Our underwriting practices rely upon the base of experience that we have developed in over 30 years of providing nursing home care insurance, as well as upon available industry and actuarial information. As the home health care market has developed, we have encouraged our customers to purchase both nursing home and home health care coverage, thus providing our policyholders with enhanced protection and broadening our policy base.

     Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims, and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported claims, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. Our reserves are certified annually by our consulting actuary as to standards required by the insurance departments for our domiciliary state and for the other states in which we conduct business. We believe we maintained adequate reserves as mandated by each state in which we are currently writing business at December 31, 2002.

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

     The second is a reserve for incurred, either reported or not yet reported, policy and contract claims, which represents the benefits for current claims. The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating statistical information with respect to the number and nature of historical claims. We compare actual experience with estimates and adjust our reserves on the basis of such comparisons to the extent that our analysis suggests that adverse development is likely to continue in future periods.

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

     Investment income and experience account. Our investment portfolio, excluding our notional experience account, consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the duration of our investments (approximately 3.1 years), investment income does not immediately reflect changes in market interest rates.

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

     As a result, our results of operations are subject to significant volatility. Recorded market value gains or losses, although recognized in current earnings, are expected to be offset in future periods from the receipt of the most recent market rates for all subsequent periods. The benchmark indices are comprised of U.S. Treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years.

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

     Policies renew or lapse for a variety of reasons. We believe that our efforts to address policyholder concerns or questions help to ensure policy renewals. We work closely with our licensed agents, who play an integral role in policy persistency and policyholder communication.

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

Results of Operations

Twelve Months Ended December 31, 2002 and 2001 (amounts in thousands)

     Premiums. Total premium revenue earned in the twelve months ended December 31, 2002 (the "2002 period"), including long-term care, disability, life and Medicare supplement, decreased 4.8% to $333,643, compared to $350,391 in the same period in 2001 (the "2001 period").

               Total first year premiums earned in the 2002 period decreased 85.5% to $6,436, compared to $44,539 in the 2001 period. First year long-term care premiums earned in the 2002 period decreased 86.9% to $5,501, compared to $42,135 in the 2001 period. We experienced significant reductions in new premium sales due to the cessation of new business generation in all states and due to continued market concerns regarding our insurance subsidiaries' statutory surplus. Under our Plan, which was approved by the Department in the first quarter 2002, we recommenced sales in certain states, but intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. See "Liquidity and Capital Resources."

     Effective September 10, 2001, we determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was completed and approved by the Department. This decision resulted from our concern about further depletion of statutory surplus from new policy sales prior to the completion and approval of the Plan and from increasing concern with respect to the status of the Plan expressed by many states in which the Company is licensed to conduct business. Upon the Department's approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 10 additional states, including Florida, Virginia and Texas, which have historically represented approximately 18%, 7% and 5% of our new policy sales, respectively. We are actively working with the remaining states to recommence new policy sales in all jurisdictions. We have recently agreed upon terms for the recommencement of sales in California, which is pending subject to certain conditions. California has historically represented approximately 15% of our new policy sales.

     Total renewal premiums earned in the 2002 period increased 7.0% to $327,207, compared to $305,852 in the 2001 period. Renewal long-term care premiums earned in the 2002 period increased 8.8% to $316,338, compared to $290,632 in the 2001 period. The majority of this increase resulted from the receipt of increased revenue following the implementation of premium rate increases averaging approximately 20% on 70% of our policies in force. We may experience reduced renewal premiums if policies lapse, especially given our recent premium rate increases. Persistency decreased from 88% in the 2001 period to 85.6% in the 2002 period. Current declines in first year premiums, as discussed above, will negatively impact future renewal premium growth as well.

Net investment income. Net investment income earned for the 2002 period increased 31.0% to $40,107, from $30,613 for the 2001 period.

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

     Our average yield on invested assets at cost, including cash and cash equivalents, was 5.91% and 5.62%, respectively, in the 2002 and 2001 periods. Although market rates have declined, the higher yield in the 2002 period resulted from a significant change in our portfolio. In 2002, primarily all of our investment income is derived from the investment credit attributable to the fixed debt host component of our experience account return, which has a duration of approximately 11 years and correspondingly, a higher yield. In 2001, we held a portfolio of bonds with a duration of approximately 5 years and common stocks. The investment income component of our experience account investment credit generated $38,375 in the 2002 period, with an average yield of 6.51%.

     The total return of the Lehman Brothers US Aggregate Bond Index was 10.26% and 8.44% for 2002 and 2001, respectively. The total return on our experience account, which comprises the majority of our investible assets was 15.65% in the 2002 period and the total return of our fixed income portfolio in 2001 was 8.92%. Management attributes the favorable return achieved from its experience account in 2002 to a longer duration of the underlying benchmark indices, which were positively impacted by declining market interest rates during 2002. The performance of our portfolio in 2001, which did not include an experience account, was similar to the total return of the Lehman Brothers US Aggregate Bond Index.

Net realized capital gains and trading account activity. During the 2002 period, we recognized capital gains of $15,663, compared to capital losses of $4,367 in the 2001 period. We accounted for the transfer of the securities portion of the initial premium payment for our new reinsurance agreement as a sale of these assets. Substantially all of the recognized capital gains in the 2002 period resulted from the transfer of the initial premium of approximately $563,000 to the reinsurer. The results in the 2001 period were recorded primarily due to the impairment of all unrealized losses in our investment portfolio as other than temporary declines. This determination resulted from our decision to transfer substantially all of our investable assets to the reinsurer, which would prevent the future recovery of these unrealized losses.

     During the 2001 period, we classified our convertible bond portfolio as trading account investments. Changes in trading account investment market values were recorded in our statement of operations during the period in which the change occurred, rather than as an unrealized gain or loss recorded directly through equity. As a result, we recorded a trading account loss in the 2001 period of $3,428, which reflected the unrealized and realized loss of our convertible portfolio that arose during that period. No investments were classified as trading during the 2002 period.

Market gain (loss) on experience account. We recorded a market gain on our experience account balance of $56,555 in the 2002 period.

     As discussed in "Overview" and "Net Investment Income" above, the reinsurer maintains a notional experience account for our benefit in the event of future recapture. The notional experience account receives an investment credit based upon the total return of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our reserve liabilities. Periodic changes in the market values of the benchmark indices and derivative hedges are recorded in our financial statements as a realized gain or loss in the period in which they occur. As a result, our future financial statements are subject to significant volatility (See Item 7A - "Disclosures About Market Risk").

Other income. We recorded $11,585 in other income during the 2002 period, up from $9,208 in the 2001 period. The increase is attributable primarily to the recognition of a deferred gain from the sale of our disability business in the 2001 period. The sale was done as a 100% quota share agreement, in contemplation of a subsequent assumption of the business, where actual ownership of the policies would change. In the 2002 period, approximately 48% of the policies were assumed and we recorded approximately $2,600 as other income.

Benefits to policyholders. Total benefits to policyholders in the 2002 period increased 55.5% to $371,998 compared to $239,155 in the 2001 period. Our loss ratio, or policyholder benefits to premiums, was 111.5% in the 2002 period, compared to 68.3% in the 2001 period.

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

     We evaluate our prior year assumptions by reviewing the development of reserves for the prior period. This amount of $80,948 and $8,845, in 2002 and 2001, respectively, from prior year-end reserve balances plus adjustments to reflect actual versus estimated claims experience. These adjustments (particularly when calculated as a percentage of the prior year-end reserve balance) provide a relative measure of deviation in actual performance as compared to our initial assumptions.

     The adjustments to reserves for claims incurred in prior periods are primarily attributable to claims incurred from our long-term care insurance policies, which represent approximately 95% of our premium in-force.

     To estimate reserves for future claims payments more precisely, we have refined our assumptions and processes for developing these reserves. During the third quarter, we completed an analysis of the adverse deviation recognized in the past development of our reserves for current claims. As a result of this analysis, our actuarial modeling suggested that future claim payments would likely exceed our past assumptions, which, if unaddressed, could continue to cause future adverse deviation.

     As a result, we have made two modifications to our process for developing claims reserves:

     a) Redefinition of Claims:

          Over the past 10 years, our percentage of policies-in-force offering benefits for both nursing facility and in-home health care coverage has increased. We have recorded claims that begin in one type of care and later move to another type of care as two separate claims. Defining claims in this manner has projected a greater number of expected claims from certain types of policies, as well as a shorter expected length of individual claims. We have now determined to define this as one claim, using the earliest date of service as the incurral date. This redefinition of claims results in fewer expected future claims, but anticipates that each claim will last longer.

     b) Continuance Assumptions:

          Once a claim occurs, we develop claim reserves by using continuance tables, which measure the likelihood of a claim continuing in the future. Historically, we have applied every claim to a set of uniform continuance tables. Our actuarial modeling suggests that this assumption and process no longer reflects the increasing number of claims from policies with longer benefit periods or increased benefit amounts. We have refined our assumptions and processes by creating separate continuance patterns for facility, home health and comprehensive care, as well as for tax qualified and non-qualified plans. In addition, we have established separate continuance tables for claims caused by cognitive impairment. As a result, we believe that the duration of existing claims will be longer than was previously expected and have adopted this assumption and process change.

     By redefining these `multiple' claims as a single claim and by employing new assumptions and processes for predicting the continuance of claims, we are confident that we can predict future claims development with a much higher degree of precision. By identifying trends earlier, we would have seen substantially less adverse deviation from expected results in the development of claims reserves. We believe that the new assumptions will serve to reduce future reserve volatility by more closely predicting future claims development.

     As a result of this redefinition of claims and employment of new continuance tables for separate types of claims, we increased our policy and contract claims by $83,000 in the third quarter of 2002, which is primarily attributable to claims incurred prior to January 1, 2002. The new continuance tables have been applied to all claims in the determination of our claims reserves at December 31,2002. We expect to continue the evaluation of these continuance tables in the future, making adjustments to our expectations as further experience develops and is analyzed.

     Our process to determine new continuance tables included the evaluation of historical claims payments and duration. During our review, we recognized that our claims experience had deteriorated in 2000 and 2001, and was improving during the latter part of 2001 and 2002. Further examination in the fourth quarter of 2002 indicated that several changes that we employed in our claims management process have impacted the recent results of our claims and are expected to improve our results in the future. These changes include 1) new underwriting protocols, 2) further development of our internal care management staff, which enables all new claims to be screened by nurses that are able to assist the claimant in the development of a proper plan of care, 3) more experienced claim staff that are better able to adjudicate new and exisiting claims, and 4) the use of hospital and home health care provider networks that offer discounted pricing for claimants using their services. In addition, we have recently implemented a fraud prevention and quality assurance unit, that while not yet fully developed, is expected to identify and terminate fraudulent claims.

     We believe that these and other changes currently contemplated could reduce future claims below the levels anticipated as a result of our third quarter analysis. In our year-end 2002 claim reserve analysis, we continued to see positive trends. Accordingly, we have considered these trends in evaluating our claims reserves. We estimate that the impact of the reflection of these trends results in a reduction of our claims reserves approximately 1.5% or $4,800. This $4,800 has increased earnings in the fourth quarter of 2002.

     Further, by employing a lower discount rate of 5.7% in the 2002 period, rather than the 6.5% that had been used in prior periods, we increased our claims reserves by approximately $5,000. We believe that, as a result of lower market interest rates, the lower discount rate more closely matches our currently anticipated return from the investment of assets supporting these reserves.

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

     In 2001, we recognized a premium deficiency and unlocked our prior reserve assumptions. These assumptions include interest rates, premium rates, shock lapses and anti-selection of policyholder persistence. In 2002, we again recognized a premium deficiency due to anticipated investment earnings rate reductions and expected acceleration and amount of future claims payments, primarily offset by increased expectations of premium rate increases. As a result, we unlocked our prior reserve assumptions and employed new expectations in the establishment of future reserves. Reserves were not reduced as a result of this change in assumptions (See "Net policy acquisition costs amortized deferred").

     When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. During the third quarter 2001, we filed for premium rate increases on the majority of our policy forms. These rate increases were sought as a result of increased loss ratios resulting from higher claims expectations than existed at the time of the original form filings. The assumptions used in requesting and supporting the premium rate increase filings are consistent with those incorporated in our newest policy form offerings. We have currently received approval for more than 90% of the rate increases requested. We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining future rate increases when deemed necessary, or if we do not pursue rate increases when actual claims experience exceeds our expectations, we would suffer a financial loss. We may also be susceptible to adverse selection in our claims experience resulting from the lapse of healthier policyholders that do not elect to renew their policies at the higher premium rates.

Commissions. Commissions to agents decreased 40.4% to $45,741 in the 2002 period, compared to $76,805 in the 2001 period.

     First year commissions on accident and health business in the 2002 period decreased 87.8% to $3,582, compared to $29,371 in the 2001 period, due to the decrease in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 55.7% in the 2002 period and 67.4% in the 2001 period. We believe that the decrease in the first year commission ratio is primarily attributable to the increased sale of our Secured Risk and Medicare Supplement policies as a percentage of total sales. These policies pay a lower commission. Our Secured Risk policy provides limited benefits to higher risk policyholders at a substantially increased premium rate. We believe that we are likely to experience an increase in the sale of these policies as a percentage of new sales when we recommence sales in many states as a result of our lower financial ratings with A.M. Best and Standard and Poor's rating services.

     Renewal commissions on accident and health business in the 2002 period decreased 10.9% to $44,127, compared to $49,540 in the 2001 period. The ratio of renewal accident and health commissions to renewal accident and health premiums was 13.6% in the 2002 period and 16.6% in the 2001 period. We began the implementation of premium rate increases averaging approximately 20% on 70% of our policies in force at the end of the 2001 period, for which we do not pay commissions. As a result, commission ratios are reduced. In addition, during 2001, we experienced the sale of a greater portion of higher-risk policies that generally have a higher premium and reduced or no renewal commission structure. The reduced commission ratio in the 2002 period is, in part, due to the impact of these policies being renewed.

     During the 2002 period, we reduced commission expense by netting, as an intercompany elimination, $2,051 from override commissions affiliated insurers paid to our agency subsidiaries. During the 2001 period, we reduced commissions by $2,973.

Net policy acquisition costs amortized (deferred). The net deferred policy acquisition costs in the 2002 period increased to a net amortization of costs of $8,694, compared to $71,660 in the 2001 period.

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

     We regularly assess the recoverability of deferred acquisition costs through actuarial analysis. To determine recoverability, the present value of future premiums less future costs and claims are added to current reserve balances. If this amount is greater than current unamortized deferred acquisition costs, the unamortized amount is deemed recoverable. In the event recoverability is not demonstrated, we reassess the calculation using justifiable premium rate increases. If rate increases are not received or are deemed unjustified, we will expense, as impaired, the attributed portion of the deferred asset in the current period. If we conclude that the deferred acquisition costs are impaired, we will record an impairment loss and a reduction in the deferred acquisition cost asset. In the event of an impairment, we will also evaluate our historical assumptions utilized in establishing the policy reserves and deferred acquisition costs and may update those assumptions to reflect current experience (referred to as "unlocking"). The primary assumptions include persistency, claims expectations, interest rates and rate increases.

     During 2002, we recognized an impairment of our deferred acquisition costs of approximately $1,100 due to our anticipation of reduced future investment earnings rates and accelerated claims and higher ultimate claim payments, substantially offset by increased premium rate expectations. In the event planned premium rate increases are not achieved, we could recognize an additional impairment of our deferred acquisition costs in the future, which could have a material adverse affect upon our results of operations and financial condition.

     During 2001, we recognized an impairment of our deferred acquisition costs of approximately $61,800. Effective December 31, 2001, we entered into a reinsurance agreement covering substantially all of our long-term care policies. The reinsurance agreement includes an annual expense and risk charge, which the reinsurer credits against our experience account. Since we anticipate that we will commute the reinsurance agreement, we include these expenses in our future profit analysis. The reduction in the anticipated future gross profits resulting from the expense and risk charges was the primary factor causing the 2001 impairment of the deferred acquisition costs.

General and administrative expenses. General and administrative expenses in the 2002 period decreased 5.7% to $46,473, compared to $49,282 in the 2001 period. The 2002 and 2001 periods include $6,165 and $6,591, respectively, of general and administrative expenses related to United Insurance Group expense. The ratio of total general and administrative expenses to premium revenues, excluding United Insurance Group, was 13.9% in the 2002 period, compared to 12.2% in the 2001 period. As a result of the adoption of SFAS No. 142 (see "New Accounting Principles"), 2002 expenses were reduced by $1,293, due to the cessation of goodwill amortization.

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

Expense and risk charges on reinsurance and excise tax expense. Our reinsurance agreement provides the reinsurer with annual expense and risk charges, which are credited against our experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2002 period, we incurred a charge of $14,308 for this charge. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer. We recorded $2,919 for excise tax expenses in the 2002 period and recorded $5,635 in the 2001 period in connection with the effective date of the agreement.

Provision for federal income taxes. As a result of current losses, our provision for Federal income taxes for the 2002 period decreased 20.0% to an income tax benefit of $13,026, compared to an income tax benefit of $16,280 for the 2001 period. The effective tax rate of 34% in the 2002 and 2001 periods is below the normal Federal corporate income tax rate as a result of the tax-exempt nature of income from our investments in corporate owned life insurance.

Cumulative effect of accounting change. We recognized an impairment loss of $5,151 in the 2002 period as a result of our transitional impairment test of goodwill. See "New Accounting Principles."

Comprehensive income (loss). During the 2002 period, our investment portfolio generated pre-tax unrealized gains of $1,310, compared to unrealized gains of $11,606 in the 2001 period. The reduced unrealized gain at December 31, 2002 is primarily attributable to the sale of the majority of our investment portfolio in conjunction with the initial premium payment for our reinsurance agreement. After accounting for deferred taxes from these gains, shareholders' equity decreased by $39,931 from comprehensive losses during the 2002 period, compared to comprehensive losses of $37,344 in the 2001 period.


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

     Effective September 10, 2001, we discontinued the sale, nationally, of all new long-term care insurance policies until our Corrective Action Plan was completed and approved by the Department. This decision resulted from our concern about further depletion of statutory surplus from new sales prior to the completion and approval of the Corrective Action Plan and from increasing concern regarding our financial status expressed by many states in which we are licensed to conduct business. Under our Corrective Action Plan, we intend to limit future new business growth to levels that will allow us to maintain sufficient statutory surplus. See "Liquidity and Capital Resources." Since the approval of our Corrective Action Plan on February 12, 2002, we have recommenced sales in 26 states and are continuing efforts to recommence new policy sales in all states upon individual state approvals.

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

Liquidity and Capital Resources

(amounts in thousands)

     Our consolidated liquidity requirements have historically been met from the operations of our insurance subsidiaries, from our agency subsidiaries and from funds raised in the capital markets. Our primary sources of cash are premiums, investment income and maturities of investments. We have obtained, and may in the future obtain, cash through public and private offerings of our common stock, the exercise of stock options and warrants, other capital markets activities including the sale or exchange of debt instruments, payments to policyholders, investment purchases and general and administrative expenses.

     Our 2000 Report of Independent Accountants contained a going concern opinion resulting from uncertainty regarding Penn Treaty liquidity and insurance subsidiary statutory surplus. Our 2002 and 2001 Reports of Independent Accountants do not contain a going concern opinion because of the steps that we have taken to improve parent company liquidity and insurance subsidiary statutory surplus, including the approval of our Corrective Action Plan by the Pennsylvania Insurance Department, our reinsurance agreement with Centre Solutions (Bermuda) Limited for policies issued prior to December 31, 2001 (see "Subsidiary Operations"), the public and private placement of additional shares of our Common Stock and the exchange of some of our convertible debt securities and the issuance of new convertible debt securities (see "Penn Treaty Operations"). However, we cannot make assurances that parent company liquidity and insurance subsidiary statutory surplus will not cause uncertainty with respect to our ability to continue as a going concern without additional resources in the future. See "Penn Treaty Operations."

     In the 2002 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash used in financing. Our cash decreased $85,394 in the 2002 period primarily due to payments made to our reinsurer of $614,052 and the purchase of $27,641 in bonds and equity securities. Cash was provided primarily from the maturity and sale of $488,855 in bonds and equity securities. These sources of funds were supplemented by $79,542 from operations. The major source of cash from operations was premium and investment income received.

     In 2001, our cash decreased by $1,996, primarily from funds used to purchase bonds and equity securities of $263,388. Our cash was primarily increased by proceeds from the sale and maturity of investment securities of $128,881. These sources of funds were supplemented with $121,277 from operations and $25,726 generated from the exercise of rights to purchase shares of our common stock distributed to our shareholders and holders of our subordinated notes.

     In 2000, our cash increased by $99,249, primarily due to the maturity and sale of $250,765 of our bond and equity securities portfolio. These sources of funds were supplemented with $102,415 from operations. The major source of cash from operations was premium revenue used to fund reserve additions of $116,227. The primary uses of cash during 2000 were the purchase of $233,539 in bonds and equity securities, $102,313 paid as agent commissions and $6,000 used to purchase Network Insurance Senior Health Division.

     We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. As of December 31, 2002, shareholders' equity was increased by $1,090 due to unrealized gains of $1,679 in the investment portfolio. As of December 31, 2001, shareholders' equity was increased by $10,583 due to unrealized gains of $16,032 in the investment portfolio.

Penn Treaty operations

     Penn Treaty is a non-insurer that directly controls 100% of the voting stock of our insurance subsidiaries. If we are unable to meet our financial obligations, become insolvent or discontinue operations, the financial condition and results of operations of our insurance subsidiaries could be materially affected.

     We have successfully engaged in capital markets activities, including issuance of both debt and equity capital, over the past two years to fund our liquidity and subsidiary capital needs. These equity activities have included:

     1) On April 27, 2001, we distributed rights to our shareholders and holders of our 6.25% convertible subordinated notes due 2003 ("Rights Offering") for the purpose of raising new equity capital. Pursuant to the Rights Offering, holders of our common stock and holders of our convertible subordinated notes received rights to purchase 11,547 newly issued shares of common stock at a set price of $2.40 per share. The Rights Offering was completed on May 25, 2001 and generated net proceeds of $25,726 in additional equity capital. We contributed $18,000 of the net proceeds to the statutory capital of our subsidiaries.

     2) In March 2002, we completed a private placement of 510 shares of common stock for net proceeds of $2,352. The common stock was sold to several current and new institutional investors, at $4.65 per share. The offering price was a 10 percent discount to the 30-day average price of our common stock prior to the issuance of the new shares. We filed a registration statement with the Securities and Exchange Commission on June 5, 2002 to register these shares for resale.

     3) In June 2002, we completed a private placement of 60 shares of common stock as compensation to our financial advisor. We filed a registration statement for 30 of these additional shares with the Securities and Exchange Commission on June 5, 2002. In November 2002, we completed an additional private placement of 20 shares of common stock to the same financial advisor.

     At December 31, 2002, our debt primarily consisted of $11,407 of 6.25% convertible subordinated notes due 2003 ("the 2003 Notes") and $63,343 of 6.25% convertible subordinated notes due 2008 ("the Exchange Notes"), which are described in more detail as follows:

          o The 2003 Notes, issued in November 1996, are convertible into common stock at $28.44 per share until maturity in December 2003. At maturity, to the extent that any portion has not been converted into common stock, we will have to repay their entire principal amount in cash. The 2003 Notes carry a fixed interest coupon of 6.25%, payable semi-annually.

          o In September 2002, we commenced an offer of up to $74,750 in aggregate principal amount of Exchange Notes in exchange for up to all of our then outstanding 2003 Notes. Under the terms of the exchange offer, the new notes would have terms similar to the former notes but mature in October 2008 and would be convertible into shares of our common stock at a conversion price of $5.31. Prior to the termination of the exchange offer, we reduced the conversion price to $4.50, then $2.50, and ultimately $1.75 in February 2003.

          o In addition, beginning in October 2005, the Exchange Notes are mandatorily convertible if, at any time, the 15-day average closing price of our common stock exceeds 110% of the conversion price.

          o We exchanged approximately $63,343 of the 2003 Notes for Exchange Notes prior to December 31, 2002. During the first quarter of 2003, we exchanged an additional $3,450 of 2003 Notes for Exchange Notes. We expect to retire any outstanding amount of the 2003 Notes on or before their contractual maturity in December 2003.

     At December 31, 2002, our total debt and financing obligations through 2008 were as follows:

                                     Lease
                    Debt         Obligations        Total
                    ----         -----------        -----
2003                12,902            344           13,246
2004                   -              252              252
2005                   -               18               18
2006                   -               18               18
2007                   -               18               18
2008                63,343             18           63,361
                  --------          -----         --------
   Total          $ 76,245          $ 668         $ 76,913
                  ========          =====         ========

     Debt obligations in 2003 include a $1,494 mortgage obligation of our subsidiary. Other amounts due after 2008 are immaterial.

     In December 2002, we commenced the sale of up to $45,000 in 6.25% Convertible Subordinated notes due 2008 ("the 2008 Notes"). The 2008 Notes were originally offered, and were later modified, with identical terms to the Exchange Notes. In February 2003, we completed the sale of 2008 Notes and received proceeds of $28,722. We used $16,000 of the proceeds to satisfy the premium to surplus requirements of our voluntary consent order with the Florida Insurance Department. We intend to use the remaining proceeds to supplement parent liquidity, retire our remaining 2003 Notes, and for general working capital purposes. In March 2003, we issued an additional $3,550 of 2008 Notes, issued under a new prospectus supplement.

     After adjusting for the further exchange of 2003 Notes for Exchange Notes in March 2003, and the issuance of 2008 Notes in February and March, 2003, our total debt and financing obligations through 2008 will be as follows:

                                     Lease
                    Debt         Obligations        Total
                    ----         -----------        -----
2003                10,451            344           10,795
2004                   -              252              252
2005                   -               18               18
2006                   -               18               18
2007                   -               18               18
2008                98,065             18           98,083
                  --------          -----         --------
   Total          $108,516          $ 668         $109,184
                  ========          =====         ========


     Cash flow needs of Penn Treaty primarily include interest payments on outstanding debt and operating expenses. The funding is primarily derived from the operating cash flow of our agency subsidiary operations and dividends from the insurance subsidiaries. However, as noted above, the dividend capabilities of the insurance subsidiaries are limited and we may need to rely upon the dividend capabilities of our agency subsidiaries to meet current liquidity needs. Our current cash on hand and these sources of funds are expected to be sufficient to meet our liquidity needs through September 2004, but may be insufficient to meet our interest payments on and after October 2004. We will need to raise additional capital to satisfy any parent company liquidity needs, including debt service payments, beyond October 2004.

     Our anticipated cash needs for 2003 are as follows:

          Retirement of 2003 Notes               $  9,000

          Debt interest payments                    5,700

          Other parent expenses, net of

               subsidiary reimbursement               900
                                                 --------

                                                 $ 15,600

     Our anticipated cash provided for 2003 is as follows:

          Proceeds from debt offering            $ 16,300

          Agency subsidiary dividends               2,200
                                                 --------

                                                 $ 18,500

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

     Our insurance subsidiaries, Penn Treaty Network America Insurance Company, American Network Insurance Company, and American Independent Network Insurance Company of New York (representing approximately 94%, 5% and 1% of our in-force premium, respectively) are required to hold statutory surplus that is above a certain required level. If the statutory surplus of either of our subsidiaries falls below such level, the Pennsylvania or New York Insurance Department would be required to place such subsidiary under regulatory control, leading to rehabilitation or liquidation. At December 31, 2000, Penn Treaty had Total Adjusted Capital at the Regulatory Action level. As a result, it was required to file a Corrective Action Plan (the "Plan") with the Pennsylvania Insurance Department ("the Department").

     On February 12, 2002, the Department approved the Plan. As a primary component of the Plan, effective December 31, 2001, Penn Treaty Network America Insurance Company and American Network Insurance Company entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of our long-term care insurance policies then in-force. The agreement is subject to certain coverage limitations, including an aggregate limit of liability that is a function of certain factors and that may be reduced in the event that the rate increases that the reinsurance agreement may require are not obtained. We are required to perform annual comparisons of our actual to expected claims experience. If we have reason to believe, whether from this analysis or other available information, that at least a 5% premium rate increase is necessary, we are obligated to file and obtain such premium rate increases in order to comply with the requirements of the agreement. If we do not file and obtain such premium rate increases, our aggregate limit of liability would be reduced by 50% of the premium amount that would have otherwise been received.

     As part of this agreement, annual risk charges in excess of $10,000 are credited against our experience account by the reinsurer. The annual amount increases if we do not commute before January 1, 2008. This agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules. However, this agreement does not qualify for reinsurance treatment in accordance with FASB No. 113 because, based on our analysis, the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, the expense and risk charges credited to the experience account by the reinsurer and the aggregate limit of liability.

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

     Our current modeling and actuarial projections suggest that we are likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, our statutory capital following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, we would receive cash or other liquid assets equaling the market value of our experience account from the reinsurer. We would also record the necessary reserves for the business in our statutory financial statements. Our ability to commute the agreement is highly dependent upon the market value of the experience account exceeding the level of required reserves to be established. In addition to the performance of the reinsured policies from now until 2007, the experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current experience account by approximately $70 million and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the reacquired policies. The reinsurer has agreed to fix the market value of the experience account at that time, and to then invest the assets in a manner that we request in order to minimize short term volatility.

     As part of our reinsurance agreement, effective December 31, 2001, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants are exercisable through December 31, 2007 at common stock equivalent prices ranging from $4.00 to $12.00 per share. If exercised for cash, at the reinsurer's option, the warrants could yield additional capital and liquidity of approximately $20,000 and the convertible preferred stock would represent, if converted, approximately 15% of the then outstanding shares of our common stock on a fully diluted basis. If the agreement is not commuted on or after December 31, 2007, the reinsurer may exercise the fourth tranche of convertible preferred stock purchase warrants at a common stock equivalent price of $2.00 per share, potentially generating additional capital of $12,000 and, if converted, the convertible preferred stock would represent an additional 20% of the then outstanding common stock on a fully diluted basis. No assurance can be given that the reinsurer will exercise any or all of the warrants granted or that it will pay cash in connection with their exercise.

     As a result of our intention to commute, we assessed only the expense and risk credits anticipated prior to the commutation date in our most recent DAC recoverability analyses and are not recording the potential of future escalating charges in our current financial statements. In addition, we are recognizing the up front costs of entering into the agreement, including the fair value of the warrants granted to the reinsurer, over the period of time to the expected commutation date.

     In the event we determine that commutation of the reinsurance agreement is unlikely on December 31, 2007, but likely at some future date, we will include additional annual expense risk charge credits against our experience account in our DAC recoverability analysis. As a result, we could impair the value of our DAC asset and record the impairment in our financial statements. However, we currently believe that we will have a sufficient amount of statutory capital and surplus to do so by December 31, 2007 or that sufficient alternatives, such as additional capital issuance or new reinsurance opportunities, are available to enable us to commute the agreement as planned.

     The reinsurance agreement also granted the reinsurer an option to participate in reinsuring new business sales on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure up to 50% of future sales, subject to a limitation of the reinsurer's risk. The reinsurer may continue this level of participation on the next $100 million in new policy premium issued after January 1, 2002. The final agreement, which was entered into in December 2002, further provides the reinsurer the option to reinsure a portion of the next $1 billion in newly issued long-term care annual insurance premium, subject to maximum quota share amounts of up to 40% as additional policies are written.

     This agreement does not qualify for reinsurance treatment in accordance with Generally Accepted Accounting Principles ("GAAP") because, based on our analysis, the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to an aggregate limit of liability that reduces the likelihood of the reinsurer realizing a significant loss on the agreement. However, this agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

     In February 2003, the reinsurer notified us that it may, for reasons unrelated to us, discontinue its quota share reinsurance of new long-term care insurance policies issued on or after September 1, 2003. The Company's separate agreement with the reinsurer to reinsure existing policies issued prior to December 31, 2001 will be unaffected by any determination made by the reinsurer regarding newly issued policies.

     Upon the Department's approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 10 additional states, including Florida, Virginia and Texas, which have historically represented approximately 18%, 7% and 5% of our new policy sales, respectively. We are actively working with the remaining states to recommence new policy sales in all jurisdictions. We have recently agreed upon terms for the recommencement of sales in California, which has historically represented approximately 15% of our new policy sales.

     The Plan requires us to comply with certain agreements at the direction of the Department, including, but not limited to:

          o    New investments are limited to NAIC 1 or 2 rated securities.

          o Affiliated transactions are limited and require Department approval.

          o An agreement to increase statutory reserves by an additional $125,000 throughout 2002-2004 (of which $48,000 remained at December 31, 2002), such that our subsidiaries' policy reserves will be based on new, current claims assumptions and will not include any rate increases. These claim assumptions are applied to all policies, regardless of issue year and are assumed to have been present since the policy was first issued. The reinsurance agreement has provided the capacity to accommodate this increase.

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

     The majority of our insurance subsidiaries' cash flow results from our existing long-term care policies, which have been ceded to the reinsurer under this agreement. Our subsidiaries' ability to meet additional liquidity needs and cover fixed expenses in the future is highly dependent upon our ability to issue new policies and to control expense growth. Our future growth and new policy issuance is dependent upon our ability to continue to expand our historical markets, retain and expand our network of agents and effectively market our products and our ability to fund our marketing and expansion while maintaining minimum statutory levels of capital and surplus required to support such growth.

     Under the insurance laws of Pennsylvania and New York, where our insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania law, our Pennsylvania insurance subsidiaries (including our primary insurance subsidiary) must give the Department at least 30 days' advance notice of any proposed "extraordinary dividend" and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company's surplus as shown on the company's last annual statement filed with Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. Additionally, the Plan requires the Department to approve all dividend requests made by Penn Treaty Network America, regardless of normal statutory requirements for allowable dividends. We believe that the Department is unlikely to consider any dividend request in the foreseeable future, as a result of Penn Treaty Network America's current statutory surplus position. Although not stipulated in the Plan, this requirement is likely to continue until such time as Penn Treaty meets normal statutory allowances, including reported net income and positive cumulative earned surplus. We do not expect that this will occur in the foreseeable future.

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

     Penn Treaty Network America Insurance Company and American Network Insurance Company have not paid any dividends to Penn Treaty for the past three years and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. However, our New York subsidiary is not subject to the Plan and was permitted by New York statute to make a dividend payment following December 31, 2001. Consequently, in 2002, Penn Treaty received a dividend from our New York subsidiary of $651.

     Our subsidiaries' debt currently consists primarily of a mortgage note in the amount of $1,494 that was issued by a former subsidiary and assumed by us when that subsidiary was sold. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in December 2003. Although the note carries a variable interest rate, we have entered into an amortizing swap agreement with the same bank with a nominal amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest of 6.85%.

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

     SFAS No. 142, "Goodwill and Other Intangible Assets," primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. We adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill at that time. During the second quarter 2002, we completed an impairment analysis of goodwill, in accordance with FASB No. 142. Our goodwill was recorded as a result of the purchase of its agencies and its insurance subsidiaries. As part of our evaluation, we completed numerous steps in determining the recoverability of its goodwill. The first required step was the measurement of total enterprise fair value versus book value. Because our fair market value, as measured by our stock price, was below book value at January 1, 2002, goodwill was next evaluated at a reporting unit level, which comprised our insurance agencies and insurance subsidiaries.

     Upon completion of our evaluation, we determined that the goodwill associated with the agency purchases was fully recoverable. The deficiency of current market value to book value was assigned to the insurance subsidiary values. As a result, we determined that the goodwill associated with our insurance subsidiaries was impaired and recognized an impairment loss of $5,151 from our transitional impairment test of goodwill, which we recorded as a cumulative effect of change in accounting principle. The impairment has been recorded effective January 1, 2002. Management has completed an assessment of other intangible assets and has determined to continue to amortize these assets so as to closely match the future profit emergence from these assets. At December 31, 2002, these intangible assets have been reclassified from goodwill to other assets on our financial statements.

     In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supercedes statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provides new rules on asset impairment and a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supercede the provisions of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. Statement No. 144 was effective January 1, 2002. This statement did not have a material impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The provisions related to the disclosure requirements to be made by a guarantor are effective for financial statements of interim and annual reporting periods ending after December 15, 2002. The provisions related to the recognition of a liability and initial measurement shall be applied prospectively to guarantees issued or modified after December 31, 2002, irrespective of the guarantor s fiscal year-end. Management of the Company anticipates that the adoption of this interpretation will not have a material impact on the Company s financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148") which amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" ("APB No. 25"). In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to maintain its accounting for stock-based compensation in accordance with APB No. 25, but has adopted the disclosure provisions of SFAS No. 148 (See Note 11).

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ( "FIN No. 46" ). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN No. 46 is not expected to have a material impact on the Company s financial statements.

     In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supercedes statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provides new rules on asset impairment and a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supercede the provisions of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. Statement No. 144 was effective January 1, 2002. This statement did not have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The provisions related to the disclosure requirements to be made by a guarantor are effective for financial statements of interim and annual reporting periods ending after December 15, 2002. The provisions related to the recognition of a liability and initial measurement shall be applied prospectively to guarantees issued or modified after December 31, 2002, irrespective of the guarantor s fiscal year-end. Management of the Company anticipates that the adoption of this interpretation will not have a material impact on our financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148") which amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" ("APB No. 25"). In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continues to maintain its accounting for stock-based compensation in accordance with APB No. 25, but has adopted the disclosure provisions of SFAS No. 148 (See Note 11).

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ( "FIN No. 46" ). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN No. 46 is not expected to have a material impact on our financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Our financial instruments are held for purposes other than trading. Our portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions. However, our experience account balance, which represents substantially all of our investable assets at December 31, 2002, is with one reinsurer. Although sufficient assets to support our statutory reserve liabilities are secured by trust accounts and irrevocable letters of credit with major United States financial institutions, the accumulated profits of our reinsured business are susceptible to significant credit risk of the reinsurer.

     We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 86.8% of total liabilities and reinsurance receivables on unpaid losses and experience account due from reinsurer represent 67.6% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

     The hypothetical effects of changes in market rates or prices on the fair values of our financial instruments (including our experience account balance, as discussed below) as of December 31, 2002, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

     If interest rates had increased by 100 basis points at December 31, 2002, there would have been a decrease of approximately $68 million in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. A 200 basis point increase in market rates at December 31, 2002 would have resulted in a decrease of approximately $129 million in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $76 million and $162 million, respectively, in the net fair value of our total investments and debt.

     If interest rates had increased by 100 basis points at December 31, 2001, there would have been a decrease of approximately $17.4 million in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. The change in fair value was determined by estimating the present value of future cash flows using models that measure the change in net present values arising from selected hypothetical changes in market interest rate. A 200 basis point increase in market rates at December 31, 2001 would have resulted in a decrease of approximately $33.5 million in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $18.9 million and $39.4 million, respectively, in the net fair value of our total investments and debt.

     Effective December 31, 2001, we entered a reinsurance agreement to reinsure, on a quota share basis, substantially all of our long-term care insurance policies in-force. The transaction resulted in the transfer of debt and equity securities of approximately $563 million to the reinsurer. The agreements provide us the opportunity to commute and recapture after December 31, 2007. To that end, the reinsurer will maintain a notional experience account for our benefit only in the event of commutation and recapture, which reflects the initial premium paid, future premiums collected net of claims, expenses and accumulated investment earnings. The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark indices and hedges that are designed to closely match the duration of reserve liabilities. As a result, we will likely experience significant volatility in our future financial statements.

     Our ability to commute the agreement is highly dependent upon the market value of the experience account exceeding the level of required reserves to be established. In addition to the performance of the reinsured policies from now until 2007, the experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current experience account by approximately $70 million and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the reacquired policies. The reinsurer has agreed to fix the market value of the experience account at that time, and to then invest the assets in a manner that we request in order to minimize short term volatility.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                   Pages
                                                                   -----
Report of Independent Accountants                                   F-2

Financial Statements:
    Consolidated Balance Sheets as of December 31,
           2002 and 2001                                            F-3

    Consolidated Statements of Income and Comprehensive Income
           for the Years Ended December 31, 2002, 2001 and 2000     F-4

    Consolidated Statements of Shareholders' Equity
           for the Years Ended December 31, 2002,
           2001 and 2000                                            F-5

    Consolidated Statements of Cash Flows for the
           Years Ended December 31, 2002, 2001 and 2000             F-6

    Notes to Consolidated Financial Statements                      F-7







Financial Pages (F)                    1

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Penn Treaty American Corporation Allentown, Pennsylvania

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Penn Treaty American Corporation and Subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.





/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP



Philadelphia, Pennsylvania
March 31, 2003







Financial Pages (F)                    2

                            PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                                       Consolidated Balance Sheets
                           (amounts in thousands, except per share information)

                                                                                                   December 31,     December 31,
                                                                                                       2002               2001
                                                                                                       ----               ----
                                                  ASSETS
Investments:
Bonds, available for sale at market (cost of $26,775 and $463,618, respectively) (1)               $   28,454          $ 478,608
Equity securities at market (cost of $0 and $8,760, respectively)                                         -                9,802
Policy loans                                                                                              238                181
                                                                                                   ----------          ---------
Total investments                                                                                      28,692            488,591
Cash and cash equivalents (1)                                                                          29,206            114,600
Property and equipment, at cost, less accumulated depreciation of
  $7,925 and $6,294, respectively                                                                      13,611             12,783
Unamortized deferred policy acquisition costs                                                         171,357            180,052
Receivables from agents, less allowance for
  uncollectable amounts of $119 and $292, respectively                                                  1,654              2,190
Accrued investment income                                                                                 414              7,907
Federal income tax recoverable                                                                            -                4,406
Goodwill                                                                                               20,360             25,771
Receivable from reinsurers                                                                             26,218             25,594
Corporate owned life insurance                                                                         57,773             54,478
Experience account due from reinsurer                                                                 708,982                -
Other assets                                                                                           21,933             23,995
                                                                                                   ----------          ---------
    Total assets                                                                                   $1,080,200         $  940,367
                                                                                                   ===========         =========
                                               LIABILITIES
Policy reserves:
  Accident and health                                                                              $   464,318         $ 382,660
  Life                                                                                                  12,553            13,386
Policy and contract claims                                                                             329,944           214,466
Accounts payable and other liabilities                                                                  18,859            19,422
Long-term debt                                                                                          76,245            79,190
Deferred income taxes                                                                                   23,101            38,447
                                                                                                   -----------         ---------
    Total liabilities                                                                                  925,020           747,571
                                                                                                   -----------         ---------
Commitments and contingencies (Note 12)                                                                    -                 -
                                           SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding                                -                 -
Common stock, par value $.10; 40,000 shares authorized,  20,340 and 19,750
   shares issued and outstanding, respectively                                                           2,034             1,975
Additional paid-in capital                                                                              97,058            94,802
Accumulated other comprehensive income                                                                   1,090            10,583
Retained earnings                                                                                       61,703            92,141
                                                                                                   -----------         ---------
                                                                                                       161,885           199,501
Less 915 common shares held in treasury, at cost                                                        (6,705)           (6,705)
                                                                                                   -----------         ---------
                                                                                                       155,180           192,796
                                                                                                   -----------         ---------
    Total liabilities and shareholders' equity                                                     $ 1,080,200         $ 940,367
                                                                                                   ===========         =========

 (1) Cash and investments of $22,022 and $15,854, respectively, are restricted as to use.
          See accompanying notes to consolidated financial statements.



Financial Pages (F)                    3



                          PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Income and Comprehensive Income
                        for the Years Ended December 31, 2002, 2001 and 2000
                         (amounts inthousands, except per share information)

                                                                                     2002               2001               2000
                                                                                     ----               ----               ----
 Revenues:
   Premium revenue                                                                $ 333,643          $ 350,391          $ 357,113
   Net investment income                                                             40,107             30,613             27,408
   Net realized capital gains (losses)                                               15,663             (4,367)               652
   Trading account losses                                                               -               (3,428)               -
   Market gain on experience account                                                 56,555                -                  -
   Other income                                                                      11,585              9,208              8,096
                                                                                  ---------          ---------          ---------
                                                                                    457,553            382,417            393,269
                                                                                  ---------          ---------          ---------
 Benefits and expenses:
   Benefits to policyholders                                                        371,998            239,155            243,571
   Commissions                                                                       45,741             76,805            102,313
   Net policy acquisition costs amortized (deferred)                                  7,595              9,860            (43,192)
   Impairment of unamortized policy acquisition costs                                 1,100             61,800                -
   General and administrative expenses                                               46,472             49,282             49,973
   Expense and risk charges on reinsurance                                           14,308                -                  -
   Excise tax expense                                                                 2,919              5,635                -
   Change in reserve for claim litigation                                               -                 (250)             1,000
   Interest expense                                                                   5,733              4,999              5,134
                                                                                  ---------          ---------          ---------
                                                                                    495,866            447,286            358,799
                                                                                  ---------          ---------          ---------
 (Loss) income before federal income taxes and cumulative
     effect of change in accounting principle                                       (38,313)           (64,869)            34,470
 (Benefit) provision for federal income taxes                                       (13,026)           (16,280)            11,720
                                                                                  ---------          ---------          ---------
  Net (loss) income before cumulative effect of
     change in accounting principle                                                 (25,287)           (48,589)            22,750
  Cumulative effect of change in accounting principle                                (5,151)               -                  -
                                                                                  ---------          ---------          ---------
  Net (loss) income                                                               $ (30,438)         $ (48,589)         $  22,750
                                                                                  ==========         ==========         =========
  Other comprehensive (loss) income:
     Unrealized holding gain arising during period                                    1,310             11,606             10,350
     Income tax expense from unrealized holdings                                       (465)            (3,946)            (3,519)
     Reclassification of (gains) losses included in net income                      (15,663)             5,432               (652)
     Income tax expense (benefit) from reclassification                               5,325             (1,847)               222
                                                                                  ---------          ---------          ---------
     Comprehensive (loss) income                                                  $ (39,931)         $ (37,344)         $  29,151
                                                                                  ==========         =========          =========
  Basic earnings per share from net (loss) income before
     cumulative effect of change in accounting principle                          $   (1.31)         $   (3.41)         $    3.13
                                                                                  =========          =========          =========
  Basic earnings per share from net (loss) income                                 $   (1.58)         $   (3.41)         $    3.13
                                                                                  =========          =========          =========
  Diluted earnings per share from net (loss) income before
     cumulative effect of change in accounting principle                          $   (1.31)         $   (3.41)         $    2.61
                                                                                  =========          =========          =========
  Diluted earnings per share from net (loss) income                               $   (1.58)         $   (3.41)         $    2.61
                                                                                  =========          =========          =========

 Weighted average number of shares outstanding                                       19,240             14,248              7,279
 Weighted average number of shares and share equivalents                             19,240             14,248              9,976

               See accompanying notes to consolidated financial statements.



Financial Pages (F)                    4


                       PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Shareholders' Equity
                     for the Years Ended December 31, 2002, 2001 and 2000
                                    (amounts in thousands)


                                                                     Accumulated
                                   Common Stock        Additional       Other                                    Total
                                --------------------    Paid-In     Comprehensive     Retained     Treasury   Shareholders'
                                  Shares    Amount      Capital     Income (Loss)     Earnings       Stock       Equity
                                  ------    ------

Balance, December 31, 1999          8,191     $ 819      $ 53,655       $ (7,064)     $ 117,980    $ (6,705)   $ 158,685

Net income                              -         -             -              -         22,750           -       22,750
Other comprehensive income              -         -             -          6,402              -           -        6,402
Option-based compensation               -         -            86              -              -           -           86
Exercised options proceeds             11         1           138              -              -           -          139
                                -----------------------------------------------------------------------------------------
Balance, December 31, 2000          8,202       820        53,879           (662)       140,730      (6,705)     188,062

Net loss                                -         -             -              -        (48,589)          -      (48,589)
Other comprehensive income              -         -             -         11,245              -           -       11,245
Option-based compensation               -         -           485              -              -           -          485
Rights offering proceeds           11,547     1,155        24,571              -              -           -       25,726
Warrants issued                         -         -        15,855              -              -           -       15,855
Exercised options proceeds              1         -            12              -              -           -           12
                                -----------------------------------------------------------------------------------------
Balance, December 31, 2001         19,750     1,975        94,802         10,583         92,141      (6,705)   $ 192,796

Net loss                                -         -             -              -        (30,438)          -      (30,438)
Other comprehensive loss                -         -             -         (9,493)             -           -       (9,493)
Option-based compensation               -         -          (430)             -              -           -         (430)
Private placement proceeds            510        51         2,301              -              -           -        2,352
Shares issued to financial advisor     80         8           385              -              -           -          393
                                -----------------------------------------------------------------------------------------
Balance, December 31, 2002         20,340    $2,034      $ 97,058        $ 1,090       $ 61,703    $ (6,705)   $ 155,180
                                =========================================================================================

                   See accompanying notes to consolidated financial statements.



Financial Pages (F)                    5


                       PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                               for the Years Ended December 31,
                                    (amounts in thousands)

                                                                          2002            2001           2000
                                                                          ----            ----           ----
Net cash flow from operating activities:
  Net (loss) income                                                    $ (30,438)      $ (48,589)      $ 22,750
  Adjustments to reconcile net (loss) income to cash
    provided by operations:
    Amortization of intangible assets                                        563           2,068          2,068
    Cumulative effect of change in accounting principle                    5,151               -              -
    Gain on asumption reinsurance                                          2,640               -              -
    Policy acquisition costs, net                                          8,695          71,660        (43,192)
    Deferred income tax (benefit) provision                              (10,478)        (12,778)         8,675
    Depreciation and amortization expense                                  1,631           1,409          1,275
    Amortization of deferred reinsurance premium                           2,643             -              -
    Net realized capital (gains) losses                                  (15,663)          7,795           (652)
    Investment credit on corporate owned life insurance                   (3,295)         (2,850)        (1,604)
  Increase (decrease) due to change in:
    Receivables from agents                                                  536           1,143           (620)
    Federal income taxes recoverable                                       4,406            (735)        (2,055)
    Accrued investment income                                              7,493          (1,693)          (296)
    Receivable from reinsurers                                              (624)         (9,463)        (1,061)
    Experience account due from reinsurer                                (85,955)            -              -
    Policy reserves                                                       80,825          34,637         89,196
    Policy and contract claims                                           115,478          49,901         27,031
    Accounts payable and other liabilities                                  (563)          4,716          1,819
    Net proceeds from purchases and sales of trading account                 -            21,285            -
    Other, net                                                            (3,503)          2,771           (919)
                                                                       ---------       ---------       --------
      Cash provided by operations                                         79,542         121,277        102,415
                                                                       ---------       ---------       --------
Cash flow from investing activities:
  Net cash from purchase of subsidiary                                       -               -           (6,000)
  Proceeds from sales of bonds                                           475,416         107,296        207,906
  Proceeds from sales of equity securities                                 9,547           2,699         30,163
  Maturities of investments                                                3,892          18,886         12,696
  Purchases of bonds                                                     (27,621)       (258,343)      (205,213)
  Purchases of equity securities                                             (20)         (5,045)       (28,326)
  Premium payments for corporate owned life insurance                        -           (10,000)       (10,000)
  Deposits to experience account due from reinsurer                     (623,027)            -              -
  Acquisition of property and equipment                                   (2,530)         (1,726)        (3,637)
                                                                       ---------       ---------       --------
      Cash used in investing                                            (164,343)       (146,233)        (2,411)
                                                                       ----------      ---------       --------
Cash flow from financing activities:
  Net proceeds from stock offering                                         2,352          25,726            -
  Proceeds from exercise of stock options                                    -                12            138
  Repayments of long-term debt                                            (2,945)         (2,778)          (893)
                                                                       ---------       ---------       --------
      Cash (used in) provided by financing                                  (593)         22,960           (755)
                                                                       ---------       ---------       --------
(Decrease) increase in cash and cash equivalents                         (85,394)         (1,996)        99,249
Cash balances:
  Beginning of period                                                    114,600         116,596         17,347
                                                                       ---------       ---------       --------
  End of period                                                        $  29,206       $ 114,600       $116,596
                                                                       =========       =========       ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                               $   5,365       $   4,956       $  5,133
  Cash (received) paid during the year for federal income taxes           (6,950)         (2,778)         5,110

          See accompanying notes to consolidated financial statements.


Financial Pages (F)                    6

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

          Nature of Operations:

     The Company sells accident and health, life and disability insurance through its wholly owned subsidiaries. The Company's principal lines of business are long-term care products and home health care products. The Company distributes its products principally through independent agents and managing general agents. The Company operates its home office in Allentown, Pennsylvania, and has satellite offices in Michigan and New York, whose principal functions include marketing and underwriting new business.

     The Company is licensed in all states and receives renewal premiums from policyholders, but is currently restricted from issuing new policies in 16 states. The Company recently agreed upon terms for the recommencement of sales in California, subject to certain conditions. California has historically represented approximately 15% of the Company's premium. The Company is approved for sales in Florida and Pennsylvania (subject to Corrective Action Plans), which accounted for 18% and 12%, respectively, of the Company's premiums for the year ended December 31, 2002. No other state's sales accounted for more than 10% of the Company's premiums for the year ended December 31, 2002.

2.   Summary of Significant Accounting Policies:

          Investments:

     Management categorizes its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this classification are reported at the current market value with net unrealized gains or losses, net of the applicable deferred income tax effect, being added to or deducted from the Company's total shareholders' equity on the balance sheet.

     Effective January 1, 2001, in accordance with Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), the Company transferred its convertible bond portfolio, which contained embedded derivatives, from the available for sale category of investments to the trading category. Realized gains and losses and changes in unrealized gains and losses for the trading portfolio were recorded in current operations. The unrealized loss at the time of the transfer was $1,064. During 2001, the Company sold its entire convertible bond portfolio.

     Realized investment gains and losses, including provisions for market declines considered to be other than temporary, are included in income. Gains and losses on sales of investment securities are computed on the specific identification method.

Financial Pages (F)                    7

     Debt and equity securities are regularly evaluated to determine if market values below amortized cost are as a result of credit quality, performance or general market decline. If market value declines are determined to be other than temporary, the amortized cost is adjusted to the market value of the security, with the loss recognized in the current period. Purchases and sales of securities are recorded on the trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

     The Company is subject to interest rate risk to the extent that its investment portfolio cash flows are not matched to its insurance liabilities. Management believes it manages this risk through monitoring cash flows and actuarial assumptions regarding the timing of future insurance liabilities. Management further believes that, while not currently under its direction, the benchmark indices supporting the total return of its experience account asset are appropriately matched to the duration of its ceded reserve liabilities.

     Policy loans are stated at the aggregate unpaid principal balance.

          Unamortized Deferred Policy Acquisition Costs ("DAC"):

     The costs primarily related to and varying with the acquisition of new business, principally commissions, underwriting and policy issue expenses, have been deferred. These deferred costs are amortized over the related premium-paying periods utilizing the same projected premium assumptions used in computing reserves for future policy benefits.

     The Company regularly assesses the recoverability of deferred acquisition costs through actuarial analysis. To determine recoverability, the present value of future premiums less future costs and claims are added to current reserve balances. If this amount is greater than current unamortized deferred acquisition costs, the unamortized amount is deemed recoverable. In the event recoverability is not demonstrated, the Company reassesses the calculation using justifiable premium rate increases. If rate increases are not received or are deemed unjustified, the Company will expense, as impaired, the attributed portion of the deferred acquisition cost asset in the current period. If the Company concludes that the deferred acquisition costs are impaired, the Company will record an impairment loss and a reduction in the deferred acquisition cost asset. In the event of an impairment, the Company will also evaluate its historical assumptions utilized in establishing the policy reserves and deferred acquisition costs and may update those assumptions to reflect current experience (referred to as "unlocking"). The primary assumptions include persistency, morbidity (claims expectations), investment yields and premium rate increases. Recoverability of deferred acquisition costs is highly dependent upon the Company's ability to obtain future premium rate increases. While the Company has been successful in obtaining premium rate increases on existing policies in the past, the ability to obtain these increases is subject to regulatory approval, and is not guaranteed.

     During 2001, the Company recognized an impairment of its deferred acquisition costs of approximately $61,800. Effective December 31, 2001, the Company entered into a reinsurance agreement covering substantially all of its long-term care policies (see Note 13). The reinsurance agreement requires the Company to credit an annual expense and risk charge to the experience account maintained as part of the contract. The expense and risk charge will only be paid to the reinsurer in the event the Company commutes the contract. Since the Company plans to commute the contract and also believes it is probable that the contract will be commuted, expense and risk charges have been included as a reduction to the anticipated future profits for purposes of evaluating DAC impairment. This was the primary factor causing the 2001 DAC impairment.

     During 2002, the Company recognized an impairment of its deferred acquisition costs of approximately $1,100 due to its anticipation of reduced future investment earnings rates and accelerated claims costs, substantially offset by increased premium rate expectations.

     Management believes the current assumptions and other considerations used to estimate, and evaluate the recoverability of, DAC are appropriate. However, in the event actual experience, including planned rate increases, differ from the assumptions, the Company could recognize an additional impairment of its deferred acquisition costs in the future, which could have a material adverse affect upon its results of operations and financial condition.


Financial Pages (F)                    8

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

     The following table lists the range of lives, cost and accumulated depreciation for various asset classes:

                                                  December 31, 2002
                                ------------------------------------------------------
                                                           Accumulated        Carrying
Class                             Years       Cost        Depreciation          Value
-----                             -----       ----        ------------          -----
Automobiles                     5           $    313        $    219         $      94
Equipment                       3 - 12         4,358           3,540               818
Software                        5 - 10         8,383           1,222             7,161
Furniture                       7 - 12         2,274           1,509               765
Buildings                       10 - 40        6,208           1,435             4,773
                                            --------        --------          --------
                                            $ 21,536        $  7,925          $ 13,611
                                            ========        ========          ========

                                                  December 31, 2001
                                ------------------------------------------------------
                                                           Accumulated        Carrying
Class                             Years       Cost        Depreciation          Value
-----                             -----       ----        ------------          -----
Automobiles                     5           $    313        $    190         $     123
Equipment                       3 - 12         4,195           2,837             1,358
Software                        5 - 10         6,112             615             5,497
Furniture                       7 - 12         2,256           1,350               906
Buildings                       10 - 40        6,201           1,302             4,899
                                            --------        --------         ---------
                                            $ 19,077        $  6,294         $  12,783
                                            ========        ========         =========

     The Company amortized $607, $399 and $166 of its cost related to software in 2002, 2001 and 2000, respectively. Depreciation expense on other property and equipment was $1,024, $1,010 and $1,109 for the years ended December 31, 2002, 2001 and 2000, respectively.

          Cash and Cash Equivalents:

     Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less.

          Present Value of Future Profits Acquired:

     The present value of future profits of ANIC's acquired business is being amortized over the life of the insurance business acquired. During each of the years ended 2001 and 2000, $415 was amortized to expense. Total amortization during 2002 was $1,145 due to approximately 50% of the policies under an assumption reinsurance contract legally transferring title.

     At the time of purchase, the acquired ANIC premium in-force was deemed to have a remaining average life of approximately ten years. Although amortization of future profits will normally occur in accordance with actuarial assumptions over the life of the policies, the Company determined to amortize this on a straight-line basis over ten years and regularly monitors the emerging profitability of the acquired business. The Company believes that this approach is not materially different than if an actuarial methodology had been employed. The remaining unamortized carrying amount of future profits at December 31, 2002 and 2001, was $791 and $1,937, respectively.

Financial Pages (F)                    9

          Impairment of Long-Lived Assets:

     Long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. No impairment losses were recorded in 2002, 2001 or 2000.

          Other Assets:

     Other assets consist primarily of estimates of premiums due but not yet collected and deferred reinsurance premiums.

          Corporate Owned Life Insurance:

     The Company has historically purchased corporate owned life insurance ("COLI") to fund the future payment of employee benefit expenses. The Company has purchased $50,000 of COLI, of which it purchased $10,000 in each of 2001 and 2000. No additional purchases were made in 2002. The Company includes the cash value of these policies, which is invested in investment grade corporate bonds, as a separate financial statement caption. Increases in the cash surrender value are recorded as other income.

          Income Taxes:

     Income taxes consist of amounts currently due plus deferred tax expense or benefits. Deferred income tax liabilities, net of assets, have been recorded for temporary differences between the reported amounts of assets and liabilities in the accompanying financial statements and those in the Company's income tax return.

          Excise Taxes:

     The Company pays excise taxes related to reinsurance agreements with a foreign reinsurer. The amount recorded each year is equal to one percent of the premiums ceded to the reinsurer. The Company recorded an expense of $2,919 and $5,635 for the years ended Demcmber 31, 2002 and 2001, respectively. No expense was recorded during 2000 because the agreements did not yet exist.

          Revenue Recognition:

     Premiums on long duration accident and health insurance, the majority of which is guaranteed renewable, and life insurance are recognized when due. Estimates of premiums due but not yet collected are accrued.

     Commission override revenue from unaffiliated insurers is included in other income when the underlying premium is due, net of an allowance for unissued or cancelled policies.

          Policy Reserves and Policy and Contract Claims:

     There are two components to the Company's policyholder liabilities. The first is a policy reserve for future policy benefits and the second is a policy and contract claim reserve for incurred claims, either reported or unreported.

     The policy reserve liability is determined using the present value of estimated future policy benefits to be paid to, or on behalf of policyholders, less the present value of estimated future premiums to be collected from policyholders, including anticipated premium rate increases. This liability is accrued as policy reserves and is recognized concurrent with premium revenue. Those estimates are based on assumptions, including estimates of expected investment yield, mortality, morbidity (claims expectations), withdrawals and expenses, applicable at the time insurance contracts are effective. These reserves differ from policy and contract claims, which are recognized when insured events occur. The assumptions utilized to determine the policy reserves are established at year of policy issuance and are "locked in" for the future development of reserves (See "Unamortized Deferred Policy Acquisition Costs").

     Policy and contract claims include amounts comprising:

          o an estimate, based upon prior experience, for accident and health claims reported, and incurred but unreported claims;

          o the actual in-force amounts for reported life claims and an estimate of incurred but unreported claims; and

Financial Pages (F)                    10

          o an estimate of future administrative expenses, which would be incurred to adjudicate existing claims.

     The methods for making such estimates and establishing the resulting liabilities are periodically reviewed and updated and any resulting adjustments are reflected in earnings currently.

     The establishment of appropriate reserves is an inherently uncertain process that requires management to make critical accounting estimates. Management believes the current assumptions and other considerations used to estimate policy reserves and policy and contract claim liabilities are appropriate. However, if the actual experience differs from the assumptions and other considerations (including mortality, morbidity (claims experience), withdrawals, expenses, premium rate increases and investment yields) used in estimating the Company's policy reserves and policy and contract claims, the resulting change could have a material adverse effect on the Company's results of operations and financial condition. Due to the inherent uncertainty of estimating reserves, it has been necessary, and may over time continue to be necessary, to revise estimated future liabilities as reflected in the Company's policy reserves and policy and contract claims.

     The Company reviews the recoverability of its deferred acquisition costs on an annual basis, utilizing assumptions for future expected claims, premium rate increases and interest rates. If the Company determines that the future gross profits of its in-force policies are not sufficient to recover its deferred acquisition costs, the Company recognizes a premium deficiency and "unlocks" (or changes) historical assumptions to match current expectations. In 2001, the Company recognized a premium deficiency and unlocked its prior reserve assumptions. These assumptions include interest rates, premium rate increases, shock lapses and anti-selection of policyholder persistence. In 2002, the Company again recognized a premium deficiency due to anticipated investment earnings rate reductions and expected acceleration of, and increase in, the ultimate amount of claim payments, substantially offset by higher premium rate increase assumptions. As a result, the Company unlocked its prior reserve assumptions and employed its new expectations in the establishment of future reserves.

     The Company discounts all policy and contract claims, which involve fixed periodic payments extending beyond one year. This is consistent with the method allowed for statutory reporting, the long duration of claims, and industry practice for long-term care policies. Benefits are payable over periods ranging from six months to five years, and are also available for lifetime coverage.

          Reinsurance:

     The Company reports all reserve amounts gross of reinsurance. The amounts receivable from unaffiliated reinsurers are reported as receivables from reinsurers.

     The Company applies deposit accounting for reinsurance agreements that do not meet the risk transfer criteria in SFAS No. 113.

          Accounts Payable and Other Liabilities:

     Accounts payable and other liabilities consist primarily of amounts payable to agents, reinsurers and vendors, as well as deferred income items. During 2001, the Company reinsured its disability policies with an unaffiliated insurer, for which it received a ceding commission of approximately $5,000. This deferred ceding commission will be recognized as income over the remaining life of the policies, or when the Company's policy liability is novated through policyholder or state approval, as may be required. The Company recognized income of $2,346 in 2002 and $319 in 2001.

          Earnings Per Share:

     A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation follows. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects are not included. As such, the Company has not included securities of 7,192 and 2,727, for 2002 and 2001, respectively that could potentially dilute basic earnings per share in the future.

Financial Pages (F)                    11

                                                             For the Periods Ended December 31,
                                                            -----------------------------------
                                                                 2002          2001          2000
                                                                 ----          ----          ----
Net (loss) income before cumulative effect of
     change in accounting principles                          $ (25,287)    $ (48,589)    $  22,750
Weighted average common shares outstanding                       19,240        14,248         7,279
                                                              --------      ---------     ---------
Basic earnings per share from net (loss) income before
     cumulative effect of change in accounting principles     $   (1.31)    $   (3.41)    $    3.13
                                                              =========     =========     =========

Net (loss) income before cumulative effect of
     accounting change                                        $ (25,287)    $ (48,589)    $  22,750
Cumulative effect of change in accounting principles             (5,151)          -             -
                                                              ---------     ---------     ---------
Net (loss) income                                             $ (30,438)    $ (48,589)    $  22,750
                                                              =========     =========     =========

Basic earnings per share from net (loss) income               $   (1.58)    $ (3.41)      $    3.13
                                                              =========     =========     =========

Adjustments, net of tax:
     Interest expense on convertible debt                     $    -        $     -       $   3,084
     Amortization of debt offering costs                           -              -             240
                                                              ---------     ---------     ---------
Diluted net (loss) income before cumulative effect of
     change in accounting principles                          $ (25,287)    $ (48,589)    $  26,074
                                                              =========     =========     =========
Diluted net (loss) income                                     $ (30,438)    $ (48,589)    $  26,074
                                                              =========     =========     =========
Weighted average common shares outstanding                       19,240        14,248         7,279
Common stock equivalents due to dilutive
     effect of stock options                                        -             -              69
Shares converted from convertible debt                              -             -           2,628
                                                              ---------     --------      ---------
Total outstanding shares for fully diluted earnings
     per share computation                                       19,240        14,248         9,976
                                                              ---------     ---------     ---------

Diluted earnings per share from net (loss) income before
     cumulative effect of accounting change                   $   (1.31)    $   (3.41)    $    2.61
                                                              =========     =========     =========
Diluted earnings per share                                    $   (1.58)    $   (3.41)    $    2.61
                                                              =========     =========     =========


          Recent Accounting Principles:

     SFAS No. 142, "Goodwill and Other Intangible Assets," primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill at that time. During the second quarter 2002, the Company completed an impairment analysis of goodwill, in accordance with SFAS No. 142. The Company's goodwill was recorded as a result of the purchase of its agencies and its insurance subsidiaries. As part of its evaluation, the Company completed numerous steps in determining the recoverability of its goodwill. The first required step was the measurement of total enterprise fair value versus book value. Because the Company's fair market value, as measured by its stock price, was below book value at January 1, 2002, goodwill was next evaluated at a reporting unit level which comprised its insurance agencies and insurance subsidiaries.

     Upon completion of its evaluation, the Company determined that the goodwill associated with the agency purchases was fully recoverable. The deficiency of current market value to book value was attributed to the insurance subsidiary values. As a result, the Company determined that the goodwill associated with its insurance subsidiaries was impaired and recognized an impairment loss of $5,151 from its transitional impairment test of goodwill, which it recorded as a cumulative effect of change in accounting principle. The impairment has been recorded effective January 1, 2002. Management has completed an assessment of other intangible assets and has determined to continue to amortize these assets so as to closely match the future profit emergence from these assets. At December 31, 2002, the Company reclassified its intangible asset for the purchase of an agent's renewal commission stream of $260 from goodwill to other assets on the Company's financial statements.


Financial Pages (F)                    12

     No goodwill was amortized in 2002. In 2001 and 2000, the Company amortized $1,293 of goodwill. For comparative purposes, the following table adjusts net (loss) income and basic and diluted earnings per share for 2001 and 2000, as if goodwill amortization had ceased at the beginning of 2000 and no cumulative effect of accounting change had been recorded.

                                                    Twelve Months Ended December 31,
                                                  -------------------------------------
                                                       2002         2001         2000
                                                       ----         ----         ----
Reported net (loss) income                          $ (30,438)   $ (48,589)  $  22,750
Cumulative effect of change in accounting principle     5,151          -           -
Adjustment for goodwill amortization, net of tax          -            853         853
                                                    ---------    ---------   ---------
   Adjusted net (loss) income                       $ (25,287)   $ (47,736)  $  23,603
                                                    =========    =========   =========

Reported basic earnings per share before
   effect of change in accounting principle         $   (1.31)   $   (3.41)  $    3.13
Adjustment for goodwill amortization, net of tax           -          0.06        0.12
                                                    ---------    ---------   ---------
   Adjusted basic earnings per share                $   (1.31)   $   (3.35)  $    3.25
                                                    =========    =========   =========

Reported diluted earnings per share                 $   (1.31)   $   (3.41)  $    2.61
Adjustment for goodwill amortization, net of tax           -          0.06        0.09
                                                    ---------    ---------   ---------
   Adjusted diluted earnings per share              $   (1.31)   $   (3.35)  $    2.70
                                                    =========    =========   =========

     In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supercedes statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provides new rules on asset impairment and a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supercede the provisions of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. Statement No. 144 was effective January 1, 2002. This statement did not have a material impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The provisions related to the disclosure requirements to be made by a guarantor are effective for financial statements of interim and annual reporting periods ending after December 15, 2002. The provisions related to the recognition of a liability and initial measurement shall be applied prospectively to guarantees issued or modified after December 31, 2002, irrespective of the guarantor s fiscal year-end. Management of the Company anticipates that the adoption of this interpretation will not have a material impact on the Company s financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148") which amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" ("APB No. 25"). In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to maintain its accounting for stock-based compensation in accordance with APB No. 25, but has adopted the disclosure provisions of SFAS No. 148 (See Note
     11).

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ( "FIN No. 46" ). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN No. 46 is not expected to have a material impact on the Company's financial statements.

Financial Pages (F)                    13

3.   Acquisition of Business:

     On January 10, 2000, PTNA entered a purchase agreement to acquire all of the common stock of NISHD, a Florida brokerage insurance agency for cash of $6,000. The acquisition was effective January 1, 2000. The Company accounted for the acquisition as a purchase and recorded $6,000 of goodwill, which, until January 1, 2002, was being amortized over 20 years.

4.   Investments and Financial Instruments

                                                       December 31, 2002
                                   --------------------------------------------------------------
                                    Amortized   Gross Unrealized   Gross Unrealized    Estimated
                                      Cost           Gains              Losses       Market Value
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                  $ 15,689         $ 1,172             $   -          $ 16,861
   Mortgage backed securities         1,603              78                 -             1,681
   Obligations of states and
     political sub-divisions            -               -                   -               -
   Debt securities issued by
     foreign governments                205              11                 -               216
   Corporate securities               9,278             419                (1)            9,696
                                   --------------------------------------------------------------
                                   $ 26,775         $ 1,680             $  (1)         $ 28,454
                                   ==============================================================


                                                        December 31, 2001
                                   --------------------------------------------------------------
                                    Amortized   Gross Unrealized   Gross Unrealized    Estimated
                                      Cost           Gains              Losses       Market Value
   U.S. Treasury securities
     and obligations of U.S
     Government authorities
     and agencies                  $ 164,712        $ 7,351             $   -          $ 172,063
   Mortgage backed securities         42,587            744                 -             43,331
   Obligations of states and
     political sub-divisions             572             40                 -                612
   Debt securities issued by
     foreign governments              11,954            135                 -             12,089
   Corporate securities              243,793          6,720                 -            250,513
                                   --------------------------------------------------------------
                                   $ 463,618        $14,990             $   -          $ 478,608
                                   ==============================================================

 Financial Pages (F)                    14

     The amortized cost and estimated market values of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Amortized         Estimated
                                                     Cost          Market Value
                                                     ----          ------------
     Due in one year or less                       $ 3,616           $ 3,723
     Due after one year through five years          14,890            15,977
     Due after five years through ten years          6,417             6,821
     Due after ten years                               249               252
     Collateralized Mortgage Obligations             1,603             1,681
                                                   -------           -------
                                                   $26,775           $28,454
                                                   =======           =======



     Gross proceeds and realized gains and losses on debt securities, including impairment losses for declines deemed other than temporary and excluding calls, were as follows:

                                           Gross            Gross
                                        Realized         Realized
                      Proceeds            Gains           Losses
                      --------            -----           ------
         2002         $ 478,808         $ 18,728          $ 3,822
         2001         $ 158,182         $  4,970          $ 7,697
         2000         $ 209,229         $  8,613          $ 9,114


     Gross proceeds and realized gains and losses on equity securities, including impairment losses for declines deemed other than temporary, were as follows:

                                        Gross           Gross
                                      Realized         Realized
                      Proceeds          Gains           Losses
                      --------          -----           ------
         2002         $  9,547         $ 1,861          $ 1,094
         2001         $ 20,026         $ 1,055          $ 6,123
         2000         $ 30,163         $ 4,241          $ 3,088

     The Company assesses whether declines in market value are other than temporary. Upon such determination, the Company will impair the security's amortized cost and record an impairment charge in its results of operations. At December 31, 2000, the Company reduced its cost basis on a bond, whose issuer had declared bankruptcy, to its market value, realizing an impairment charge of approximately $3,200. In 2001, the Company reduced its cost basis of equity securities by $5,767 as a result of differences deemed other than temporary. The Company reduced its cost basis on bonds in 2002 by $12 due to differences deemed other than temporary.

     At December 31, 2001, the Company entered a reinsurance agreement for which substantially all of its investment portfolio was later ceded as the initial premium for this agreement. As a result of this intended transfer or sale of assets, the Company determined that all gross unrealized losses on its debt and equity securities likely would not be recovered and were therefore deemed to be other than temporary impairments. The Company recognized a loss of $3,867 from this determination. The Company recognized other impairment charges in 2001 of approximately $1,900 due to other than temporary declines. As a result of the transfer of assets to the reinsurer and from other normal investment operations in 2002, the Company recognized net gains of $14,701 from the sale of securities.

Financial Pages (F)                    15

     Gross unrealized gains and losses pertaining to equity securities were as follows:

                             Gross        Gross
                Original   Unrealized   Unrealized    Estimated
                  Cost       Gains        Losses     Market Value
                  ----       -----        ------     ------------
     2002       $    -       $   -       $    -        $    -
     2001       $  8,760     $ 1,042     $    -        $  9,802
     2000       $ 17,112     $ 1,758     $ (2,374)     $ 16,496

     Net investment income is applicable to the following types of investments:

                                                  2002       2001         2000
                                                  ----       ----         ----
    Bonds                                      $  2,289   $ 28,157     $ 25,777
    Equity securities                               -          519          665
    Experience account due from reinsurer        38,375        -            -
    Cash and short-term investments                 647      3,167        1,751
                                               --------------------------------
    Investment income                            41,311     31,843       28,193
    Investment expense                             (242)    (1,230)        (785)
                                               --------------------------------
    Net investment income                      $ 41,069   $ 30,613     $ 27,408
                                               ================================

     Pursuant to certain statutory licensing requirements, as of December 31, 2002, the Company had on deposit investments aggregating $10,848 (fair value) in insurance department safekeeping accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

     The Company maintains assets in a trust account under a reinsurance agreement with an unaffiliated insurer. The Company is required to hold assets equal to 102% of the reserves, or approximately $11,174 and $7,401 at December 31, 2002 and 2001, respectively, for policies assumed under this agreement. At both December 31, 2002 and 2001, the market value of the assets in trust exceeded the required amount.

5.   Experience Account Due From Reinsurer:

     The reinsurance agreement with Centre Solutions (Bermuda) Limited ("Centre") includes a provision for the maintenance of an experience account for the Company's benefit in the event of future commutation of the agreement.

     The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions, risk charges and certain other charges, is credited to a notional experience account, which is held by the reinsurer for the Company's benefit in the event of commutation and recapture on or after December 31, 2007 (See Note 13). The notional experience account balance receives an investment credit based upon the total return from a series of benchmark indices and derivative hedges that are intended to match the duration of the reserve liability.

     The notional experience account represents a hybrid instrument, containing both a fixed debt host contract and an embedded derivative. The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the fixed debt host contract. In accordance with SFAS No. 133, the Company is accounting for the investment credit received on the experience account as follows:

Financial Pages (F)                    16

     o The fixed debt host yields a fixed return based on the yield to maturity of the underlying benchmark indices. The return on the fixed debt host is reported as investment income in the statement of income and comprehensive income.

     o The change in fair value of the embedded derivative represents the percentage change in the underlying indices applied to the notional experience account, similar to that of an unrealized gain/loss on a bond. The change in the fair value of the embedded derivative is reported as market gain on experience account in the statement of income and comprehensive income.

     The benchmark indices are comprised of US treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years. The hybrid instrument subjects the Company to significant volatility as the estimated value of the embedded derivative is highly sensitive to changes in interest rates. A 100 basis point increase in interest rates would reduce the current experience account balance by approximately $70,000.

     During 2002, the experience account activity was as follows:

     Beginning balance                          $       -
     Initial premium transfer                       560,887
     Premiums, net of claims and
           ceding allowance                          67,668
      Investment credit:
           Investment income                         38,375
           Market gain                               56,555
     Expense and risk charges                       (14,308)
     Broker and custodian fees                         (195)
                                                 ----------
     Ending balance                              $  708,982
                                                 ==========

6.   Policy Reserves and Claims:

     Policy reserves have been computed principally by the net premium method based upon estimated future investment yield, mortality, morbidity (claims experience), withdrawals and other benefits. Since 2001, the Company has employed a prospective net premium methodology, which incorporates premium rate increases expected to be implemented in the near term in the net premium used to establish policy reserves. The composition of the policy reserves at December 31, 2002 and 2001, and the assumptions pertinent thereto are presented below:


Financial Pages (F)                    17

                            Amount of Policy Reserves
                               as of December 31,

                                               2002                2001
                                               ----                ----
Accident and  health                        $ 464,318           $ 382,660
Annuities and other                               137                 131
Ordinary life, individual                      12,416              13,255

                            Years of Issue  Discount Rate          Discount Rate
Accident and health          1976 to 1986            5.7%                   6.5%
                                     1987            5.7%                   6.5%
                             1988 to 1991            5.7%                   6.5%
                             1992 to 1995            5.7%                   6.5%
                                     1996            5.7%                   6.5%
                             1997 to 2000            5.7%                   6.5%
                                     2001            5.7%                   6.5%
                                     2002            5.3%
Annuities and other          1977 to 1983     6.5% & 7.0%            6.5% & 7.0%
Ordinary life, individual    1962 to 2002    3.0% to 5.5%           3.0% to 5.5%


          Basis of Assumption

     Accident and health: Morbidity and withdrawals based on actual and projected experience. Morbidity represents the claim costs we expect to incur in the future. The assumption for these future claim costs is based on past company experience modified for both industry experience and recent trends, withdrawals represent the lapsation of policies due to either death or cancellation.

     Annuities and other Primarily funds on deposit inclusive of accrued interest.
     Ordinary life, individual: Mortality based on 1975-80 SOA Mortality Table
          (Age Last Birthday).

     Activity in policy and contract claims is summarized as follows:

                                         2002          2001          2000
                                         ----          ----          ----
Balance at January 1                   $ 214,466     $ 164,565     $ 137,534
less reinsurance recoverable              (8,888)       (5,454)       (3,917)
                                       ---------     ---------     ---------
Net balance at January 1                 205,578       159,111       133,617
                                       ---------     ---------     ---------
Incurred related to:
     Current year claims                 200,006       193,552       135,084
     Prior years claims                   80,948         8,845         6,564
     Imputed prior year interest          10,225         8,632         6,863
                                       ---------     ---------     ---------
          Total incurred                 291,179       211,029       148,511
                                       ---------     ---------    ---------
Paid related to:
     Current year claims                  48,627        73,726        37,864
     Prior years claims                  127,245        90,836        85,153
                                       ---------     ---------     ---------
          Total paid                     175,872       164,562       123,017
                                       ---------     ---------     ---------
Net balance at December 31               320,885       205,578       159,111
plus reinsurance recoverable               9,059         8,888         5,454
                                       ---------     ---------     ---------
Balance at December 31                 $ 329,944     $ 214,466     $ 164,565
                                       ==========    ==========    =========

Financial Pages (F)                    18

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

     In 2002, the Company added approximately $80,948 to its claim reserves for 2001 and prior period incurred claims. During 2002, the Company completed an analysis of the adverse deviation recognized in the past development of its reserves for current claims. The analysis included a comparison of actual to expected experience.

     As a result of this analysis, the Company refined its process and assumptions for developing claims reserves. The most significant changes were as follows:

     a)   Redefinition of Claims:

     In the past 10 years, more policies have been sold offering benefits for both nursing facility and in-home health care coverage. Increasing numbers of claims have been reported on these policies over the past few years. The Company has historically recorded claims that begin in one type of care and later move to another type of care as two separate claims. Defining claims in this manner has projected a greater number of expected claims from certain types of policies, while projecting a shorter expected length of claims. The Company has now determined to define this as one claim, using the earliest date of service as the incurral date. This redefinition of claims results in fewer expected future claims, but anticipates that each claim will last longer.

     b)   Continuance Assumptions:

     Once a claim occurs, the Company develops claim reserves by using continuance tables, which measure the likelihood of a claim continuing in the future. Historically, the Company has applied every claim to a set of uniform continuance tables. The Company's actuarial modeling suggests that this uniform continuance assumption no longer reflects the increasing number of claims from policies with longer benefit periods or increased benefit amounts. The Company has developed an improved methodology by creating separate continuance tables for facility, home health and comprehensive care, as well as for tax qualified and non-qualified plans. In addition, the Company has established separate continuance tables for claims caused by cognitive impairment. The Company's 2002 analysis indicates that the duration of its existing claims has been increasing in recent years and will be longer than was previously expected. The Company revised its continuance assumption to reflect this trend.

     As a result of its redefinition of claims and employment of new continuance tables for separate types of claims with longer claim durations, the Company strengthened its policy and contract reserves by approximately $78,000 in 2002 for claims incurred prior to January 1, 2002.

     In addition, the Company reduced its assumed discount rate from 6.5% to 5.7% based upon recent investment yields. This change resulted in an increase to reserves of approximately $5,000.

     In 2001, excluding the impact of imputed interest of $8,632, the Company added $8,845 to its claim reserves for 2000 and prior claim incurrals. Two factors affected the reserves the Company held for claims incurred in prior years. (1) In 2001, the Company engaged a new consulting actuary that provided the Company with additional industry data to incorporate in its continuance expectations (the probability that a claim in one duration will continue to another). The Company's analysis of this supplemental data suggested that it would recognize higher future payments on currently incurred claims than was previously anticipated. As a result, the Company lengthened its continuance tables for claim durations beyond the third year, and increased its reserves held for claims incurred to record this liability. This resulted in an increase of reserves incurred in prior years of $7,262; and (2) In 2001, the Company reduced the discount rate used in the establishment of reserves to appropriately reflect the current investment rate earned on assets supporting this liability. As a result, reserves for claims incurred in prior years were increased $1,582.

Financial Pages (F)                    19

     In 2000, the Company added $6,564 for claims incurred in prior years. The Company believes that this increase in reserves for prior year incurred claims of 4.8% did not reflect a material variance from its expectations. However, the Company attributes the variance to the method it employed for determining incurred but not reported claims ("IBNR"). This method sought to project a ratio of incurred claims to earned premium based upon historic experience and current trends. The actual number and type of claims that were ultimately reported to the Company exceeded the amount of IBNR that it had recorded at the original estimated date.

     Over time, it may continue to be necessary for the Company to increase or decrease its reserves further as additional experience develops.


7.   Long-Term Debt:

     Long-term debt at December 31, 2002 and 2001 is as follows:

                                                                                                 2002        2001
                                                                                                 ----        ----
Convertible, subordinated debt issued in November 1996, with a semi-annual coupon of 6.25% annual percentage rate. Debt is callable after December 2, 1999 at declining redemption values and matures in December 2003. Prior to maturity, the debt is convertible to shares of the Company's common stock at $28.44 per
share.                                                                                         $11,408     $74,750


Convertible, subordinated debt issued in October 2002, annual coupon of 6.25%
annual percentage rate. Debt is callable after October 15, 2005 at declining redemption values and matures in October 2008. Prior to maturity, the debt is
convertible to shares of the Company's common stock at $1.75 per share.                         63,343         -


Mortgage loan with interest rate fixed for five years at 6.85% effective
September 1998, which was repriced from 7.3% in 1997. Although carrying a variable rate of LIBOR + 90 basis points, the loan has an effective fixed rate due to an offsetting swap with the same institution. Current monthly payment of
$16 based on a fifteen year amortization schedule with a balloon payment due
September 2003; collateralized by property with depreciated cost of $2,673 and
$2,361 as of December 31, 2002 and 2001, respectively.                                           1,494       1,582

Installment note for purchase of UIG, due January 2002, payable in annual
installments at 0% interest. (imputed at 6%)                                                       -         2,858
                                                                                               -------     -------

                                                                                               $76,245     $79,190
                                                                                               =======     =======


Financial Pages (F)                    20

     Principal repayment of mortgage and other debt obligations are due as follows:

                                         Lease
                         Debt         Obligations        Total
                         ----         -----------        -----
     2003              $ 12,902          $ 344         $ 13,246
     2004                   -              252              252
     2005                   -               18               18
     2006                   -               18               18
     2007                   -               18               18
     2008                63,343             18           63,361
                       --------          -----         --------
        Total          $ 76,245          $ 668         $ 76,913
                       ========          =====         ========

     In the fourth quarter of 2002, the Company exchanged $63,343 of its 6.25% Subordinated Convertible Notes due 2003 for a like amount of newly issued 6.25% Subordinated Convertible Notes due 2008. Subsequent to December 31, 2002, the Company modified the terms of the Notes. The primary differences between the 2003 Notes and the exchanged 2008 Notes, as modified, are as follows:

     1) Conversion Price - lowered from $28.44 per share to $5.31. The conversion price was subsequently reduced to $4.50 and then $2.50 prior to December 31, 2002. In the first quarter of 2003, the Company reduced the conversion price further to $1.75.

     2) Call Protection - the new notes cannot be called or caused by the Company to convert until October 2005.

     3) Mandatory Conversion - the new notes will mandatorily convert after October 15, 2005 in the event that the Company's average stock price for 15 trading days exceeds $1.75.

     4) Interest Payment - holders of the new notes are entitled to convert bonds into shares of Company common stock before October 15, 2005, and, in doing so, may elect to receive a discounted amount of interest that they would have otherwise received until that date. The Company may elect to pay this interest in cash or in newly issued shares of common stock. If issued, the stock would be priced at a 10% discount to the then fair market value of traded shares.

8.   Federal Income Taxes:

     The (benefit) provision for federal income taxes for the years ended December 31 consisted of:

                         2002         2001        2000
                         ----         ----        ----
 Current               $ (2,548)   $ (3,503)   $  3,045
 Deferred               (10,478)    (12,777)      8,675
                       --------    --------    --------
                       $(13,026)   $(16,280)   $ 11,720
                       ========    ========    ========

Financial Pages (F)                    21

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

                                                      2002           2001
                                                      ----           ----
Net operating loss carryforward                     $ 20,189       $ 26,547
Other than temporary decline
   in market value                                       -            3,187
Other                                                    369            691
Valuation allowance                                   (5,775)        (5,775)
                                                    --------       --------
              Total deferred tax assets             $ 14,783       $ 24,650
                                                    ========       ========

Deferred policy acquisition costs                   $ (25,183)      $(36,822)
Present value of future profits acquired                 (346)          (678)
Premiums due and unpaid                                (1,267)          (767)
Unrealized gains on investments                          (583)        (5,451)
Policy reserves                                        (4,124)       (13,830)
Deferred reinsurance premium                           (4,625)        (5,549)
Other                                                  (1,756)           -
                                                    ---------       --------
              Total deferred income liabilities     $ (37,884)      $(63,097)
                                                    =========       ========

Net deferred income tax                             $ (23,101)      $(38,447)
                                                    =========       ========

     The Company has net operating loss carryforwards of approximately $7,300 on a tax effected basis, which have been generated by taxable losses at the parent company, and if unused will expire between 2012 and 2022. The parent company's net operating loss carryforwards can be utilized by the Company's insurance subsidiaries subject to the lesser of 35% of the insurance subsidiary taxable income or 33% of the current aggregate carryforward amount. During 2001, the Company established a valuation allowance of $5,775 against these parent company net operating loss carryforwards. In addition, the Company has net operating loss carryforwards of approximately $12,900 on a tax effected basis, which have been generated by taxable losses at the Company's life subsidiaries, and if unused, will expire in 2016.

A reconciliation of the income tax (benefit) provision computed using the federal income tax rate to the (benefit) provision for federal income taxes is as follows:

                                             2002          2001        2000
                                             ----          ----        ----
Computed federal income tax (benefit)
   provision at statutory rate            $(15,212)(1) $ (22,704)   $ 12,065
Valuation allowance                            -           5,775         -
Impairment of goodwill                       1,803           -           -
Small life insurance company
   deduction                                   -            (363)        -
Tax-exempt income                           (1,225)       (1,147)       (585)
Other                                        1,608         2,159         240
                                          --------     ---------    --------
                                          $(13,026)    $ (16,280)   $ 11,720
                                          ========     =========    ========

At December 31, 2002, the accumulated earnings of the Company for Federal income tax purposes included $1,451 of "Policyholders' Surplus", a special memorandum tax account. This memorandum account balance has not been currently taxed, but income taxes computed at then-current rates will become payable if surplus is distributed. Provisions of the Deficit Reduction Act of 1984 do not permit further additions to the "Policyholders' Surplus" account.

(1) The computed federal income tax (benefit) for the year ended December 31, 2002 is calculated by multiplying the statutory rate of 35% by ($43,464), which represents the loss before federal income taxes of $(38,313) plus the cumulative effect of the change in accounting principle of ($5,151).

Financial Pages (F)                    22

9.   Statutory Information:

          Statutory Financial Results --

     The insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance department of the state of domicile. Net income and capital and surplus as reported in accordance with statutory accounting principles for the Company's insurance subsidiaries are as follows:

                                2002           2001          2000
                                ----           ----          ----
     Net income (loss)        $ 7,963       ($32,222)     ($28,984)
     Capital and surplus      $34,909        $17,807       $29,137

     Total reserves, including policy and contract claims, reported to regulatory authorities were approximately $761,042 and $584,949 less than those recorded for GAAP as of December 31, 2002 and 2001, respectively. This difference is primarily attributable to reinsurance agreements in force as of December 31, 2002 and 2001. For further discussion see Note 13, "Reinsurance".

     The differences in statutory net income (loss) compared to GAAP net (loss) income are primarily due to the immediate expensing of acquisition costs, as well as differing reserving methodologies and treatment of reinsurance and deferred income taxes. Due to the differences in expensing of acquisition costs and reserving methodologies, under statutory accounting there is generally a net loss and a corresponding decrease in surplus, referred to as surplus strain, during periods of growth.

     Effective December 31, 2001, the Company entered a reinsurance transaction that, according to Pennsylvania insurance regulation, required the reinsurer to provide it with letters of credit in order for the Company to receive statutory reserve and surplus credit from the reinsurance. The letters of credit were dated subsequent to December 31, 2001, as a result of the final closing of the agreement. In addition, the initial premium paid for the reinsurance included investment securities carried at amortized cost on the statutory financial statements, but valued at market value for purposes of the premium transfer. The Pennsylvania Insurance Department permitted the Company to receive credit of $29,000 for the letters of credit, and to accrue the anticipated, yet unknown, gain of $18,000 from the sale of securities at market value, in its statutory financial results for December 31, 2001. The impact of this permitted practice served to increase the statutory surplus of the Company's insurance subsidiaries by approximately $47,000 at December 31, 2001. Had the Company not been granted a permitted practice, its statutory surplus would have been negative. Upon finalization of the reinsurance agreement, transfer of funds and establishment of appropriate Letters of Credit, during 2002, the permitted practices were no longer required.

          Pennsylvania Corrective Action Plan --

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

Financial Pages (F)                    23

          o New investments are limited to those rated by the National Association of Insurance Commissioners ("NAIC") as 1 or 2.

          o Affiliated transactions are limited and require Department approval.

          o An agreement to increase statutory reserves by an additional $125,000 over a three year period, of which $48,000 remains to be increased throughout 2003-2004.

     The reinsurance agreement entered into as part of the Corrective Action Plan is accounted for as reinsurance for statutory accounting purposes, but does not qualify for reinsurance for GAAP accounting purposes (See Note
     13). As the agreement is treated as reinsurance for statutory accounting purposes, it results in the ceding (or removal) of substantially all of the insurance subsidiaries' policy reserve and policy and contract claim liabilities for statutory accounting purposes. Furthermore, any adverse development of the 2001 and prior policy reserve and contract claim liabilities, including the $125,000 of reserve increases mentioned above, is ceded to the reinsurer and not reflected on the insurance subsidiaries' statutory financial statements.

     The agreement is subject to certain coverage limitations, including an aggregate limit of liability that is a function of certain factors and that may be reduced in the event that the rate increases that the reinsurance agreement may require are not obtained. The Company is required to perform annual comparisons of its actual to expected claims experience. If the Company has reason to believe, whether from this analysis or other available information, that at least a 5% premium rate increase is necessary, the Company is obligated to file and obtain such premium rate increases in order to comply with the requirements of the agreement. If the Company does not file and obtain such premium rate increases, the aggregate limit of liability would be reduced by 50% of the premium amount that would have otherwise been received.

     In the event the statutory policy and contract claim reserves ultimately exceed the limit of liability established in the reinsurance agreement, either as a result of claim reserve development or reductions in the amount of the reinsurer's limit of liability, the insurance subsidiaries would have to retain any reserve liabilities in excess of the limit of liability, which could have a materially adverse impact upon the insurance subsidiaries' statutory surplus.

     The estimation of policy reserves for statutory accounting purposes differs from that utilized in GAAP. For statutory accounting purposes, the assumptions utilized and the methodology applied may be at the discretion of the Department's interpretation of its regulations. As noted above, as part of the Corrective Action Plan, the Pennsylvania Insurance Department has provided the Company with guidelines for establishing its statutory policy reserves. Because the Pennsylvania insurance subsidiaries have limited statutory capital and the 2001 Centre Agreement has a limit of liability, any changes in the Department's interpretation or view of how the Company's insurance subsidiaries determine their statutory policy reserves could have a material adverse impact on the insurance subsidiaries, possibly resulting in regulatory control or liquidation.

     Failure to comply with the Corrective Action Plan could result in the Department taking control of the Company's insurance subsidiaries.

Financial Pages (F)                    24

          Statutory Dividend Restrictions --

     States restrict the dividends the Company's insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of its insurance company subsidiaries, computed according to statutory formulae. Under the insurance laws of Pennsylvania and New York, where the Company's insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania law, PTNA and ANIC must give the Department at least 30 days' advance notice of any proposed "extraordinary dividend" and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company's surplus as shown on the company's last annual statement filed with Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. Additionally, the Plan requires the Department to approve all dividend requests made by Penn Treaty, regardless of normal statutory requirement for allowable dividends. The Company believes that the Department is unlikely to consider any dividend request in the foreseeable future, as a result of PTNA's statutory surplus position. Although not stipulated in the Plan, this requirement is likely to continue until such time as PTNA meets normal statutory requirements, including reported net income and positive cumulative earned surplus.

     Under New York law, AINIC must give the New York Insurance Department 30 days' advance notice of any proposed dividend and cannot pay any dividend if the regulator disapproves the payment during that 30-day period. In addition, AINIC must obtain the prior approval of the New York Insurance Department before paying any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company's surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December 31.

     PTNA and ANIC have not paid any dividends to the parent company for the past three years and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. However, AINIC is not subject to the Plan and was permitted by New York statute to make a dividend payment in 2002 of $651. AINIC will not be able to make a dividend payment in 2003.

          Codification --

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

10.  401(k) Retirement Plan:

     The Company has a 401(k) retirement plan, covering substantially all employees with at least one year of service. Under the plan, participating employees may contribute up to 15% of their annual salary on a pre-tax basis. The Company, under the plan, equally matches employee contributions up to the first 3% of the employee's salary. The Company and employee portion of the plan is vested immediately. The Company's expense related to this 401(k) plan was $239, $167 and $147 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company may elect to make a discretionary contribution to the plan, which will be contributed proportionately to each eligible employee. The Company did not make a discretionary contribution in 2002, 2001 or 2000.

11.  Stock Option Plans:

     At December 31, 2002, the Company had three stock-based compensation plans, which are described below. For 2000, and for certain options granted in 2001 and 2002, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and applies APB Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and related Interpretations in accounting for its plans. While the Company continues to maintain its accounting for stock-based compensation in accordance with APB Opinion No. 25, it has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ( "SFAS No. 148" ), which amends SFAS No. 123. Accordingly, the Company is not required to recognize compensation expense when the exercise price is equal to, or greater than, the fair market value at the date of grant.

Financial Pages (F)                    25

     The Company's 1987 Employee Incentive Stock Option Plan provided for the granting of options to purchase up to 1,200 shares of common stock. This plan expired in 1997 and was subsequently replaced by the 1998 Employee Non-Qualified Incentive Stock Option Plan ("1998 Plan"). The 1998 Plan allows for the grant of options to purchase up to 600 shares of common stock. No new options may be granted under the 1987 Plan. The term of each option granted in 2001 and 2002 is ten years.

     Effective May 1995, the Company adopted a Participating Agent Stock Option Plan which provides for the granting of options to purchase up to 300 shares of common stock. The exercise price of all options granted under the plan may not be less than the fair market value of the shares on the date of grant. The term of each option is ten years, and the options become exercisable in four equal, annual installments commencing one year from the option grant date. SFAS No. 123 requires that the fair value of options granted to non-employees (agents) be recognized as compensation expense over the estimated life of the option. Options were granted to agents in 1997, 1996 and 1995. No agent options have been granted since 1997. The Company recognized $0, $51 and $86 of compensation expense in 2002, 2001 and 2000, respectively as a result of these grants.

     During 2001, the Company granted 566 replacement options to its employees for all existing options granted under its existing fixed option plans. As a result, these options are now subject to the variable accounting provisions of APB Opinion No. 25 until exercised, forfeited or cancelled. The Company recorded a compensation contra-expense and expense of $430 in 2002 and 2001, respectively, related to these variable options, representing the intrinsic value of the stock options at the reporting date to the extent the fair value exceeded the exercise price of the employee options at the grant date. In addition, 30 options were granted to a new senior executive in 2001 and 4 were granted to another new executive in 2002.

     Had compensation cost for the Company's employee stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net (loss) income and earnings per share would have been reduced to the pro forma amounts indicated below.

     Compensation cost is estimated using an option-pricing model with the following assumptions for new options granted to employees in 2002, 2001 and 2000. In 2002, options were valued with an expected life of 5.3 years, volatility of 70.9% and a risk free rate of 4.4%. The weighted average fair value of options granted in 2002 was $2.37. In 2001, options were valued with an expected life of 5.3 years, volatility of 70.9% and a risk free rate of 4.9%. The weighted average fair value of options granted in 2001 was $1.71. In 2000, options were valued with an expected life of 5.3 years, volatility of 28.3% and a risk free rate of 4.8%. The weighted average fair value of options granted in 2000 was $6.80.

     The Company's net income and earnings per share results would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2002, 2001 and 2000, respectively.


                                                2002        2001        2000
                                                ----        ----        ----
Net Income                  As reported      $ (30,438)   $(48,589)   $ 22,750
                            Pro forma        $ (30,982)   $(49,133)   $ 22,325

Basic Earnings Per Share    As reported      $   (1.58)   $  (3.41)   $   3.13
                            Pro forma        $   (1.58)   $  (3.41)   $   3.07

Diluted Earnings Per Share  As reported      $   (1.58)   $  (3.41)   $   2.61
                            Pro forma        $   (1.58)   $  (3.41)   $   2.57


Financial Pages (F)                    26

     The following is a summary of the Company's option activity, including grants, exercises, forfeitures and weighted average price information:

                                                 2002                             2001                            2000
                                     -------------------------------  ------------------------------  ----------------------------
                                                        Exercise                        Exercise                       Exercise
                                                         Price                            Price                         Price
                                         Options       Per Option         Options      Per Option        Options      Per Option
                                     -------------------------------  ------------------------------  ----------------------------
Outstanding at beginning of year                 648         $ 8.48               685       $ 19.59              552      $ 19.64
Granted                                            4         $ 4.40               596        $ 6.96              155      $ 19.25
Exercised                                          -         $    -                 1       $ 12.45               11      $ 12.56
Forfeitures                                        -         $    -               632       $ 18.79               11      $ 24.44
                                     ----------------                 ----------------                ---------------
Outstanding at end of year                       652         $ 8.45               648        $ 8.48              685      $ 19.59
                                     ================                 ================                ===============
Exercisable at end of year                       648         $ 8.48                88       $ 17.99              457      $ 18.15
                                     ================                 ================                ===============

                                                                        Outstanding     Remaining      Exercisable
                                                                        at December     Contractual   at December
                                        Range of Exercise Prices         31, 2002      Life (Yrs)        31, 2001
                                                                      -----------------------------------------------

                                              3.40 -- 4.72                  210             9              206
                                              5.19 -- 7.82                  258             9              258
                                              8.60 -- 12.38                 103             9              103
                                             12.63 -- 32.25                  81             6               81
                                                                      -----------------------------------------------
                                                                            652             9              648
                                                                      ===============================================

12.  Commitments and Contingencies:

          Operating Lease Commitments:

     The total net rental expenses under all leases amounted to approximately $928, $1,059 and $1,003 for the years ended December 31, 2002, 2001 and 2000 respectively.

     The Company's required payments due under non-cancelable leases in each of the next five years are as follows:

        Years         Amounts
        -----         -------
         2003          $ 344
         2004            252
         2005             18
         2006             18
         2007 and
         thereafter       36
                       -----
                       $ 668
                       =====

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

          Letters of Credit:

     At December 31, 2002 and 2001, the Company received letters of credit of $149,339 and $29,000, respectively, which allowed its subsidiaries to receive statutory reserve credit and statutory surplus credit for its 2001 quota share reinsurance agreement with Centre. As part of the Company's financial reinsurance agreements in effect at December 31, 2000, it received a letter of credit from a bank for $5,000, which served to allow the Company to receive statutory reserve credit for its financial reinsurance with state insurance departments.

          Reinsurance:

     PTNA is a party to a reinsurance agreement to cede certain home health care claims beyond 36 months. Reinsurance recoverables related to this treaty were $10,175 and $7,726 at December 31, 2002 and 2001, respectively. The reinsurer has notified PTNA that they believe the Company is in breach of its current agreement as a result of entering the 2001 Centre Agreement without the prior written approval of the reinsurer. PTNA has contested this assertion of breach and is continuing discussions with the reinsurer to reach an equitable resolution, including, but not limited to, the recapture of the excess home health care coverage and reserves, premium rate increases, or additional reinsurance business in the future. The ultimate resolution of this dispute cannot be determined at this time.



Financial Pages (F)                    27

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

     Our Company and certain of our key executive officers are defendants in consolidated actions that were instituted on April 17, 2001 in the United States District Court for the Eastern District of Pennsylvania by our shareholders, on their own behalf and on behalf of a putative class of similarly situated shareholders who purchased shares of our common stock between July 23, 2000 through and including March 29, 2001. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as a result of misstatements and omissions allegedly contained in our periodic reports filed with the SEC, certain press releases issued by us, and in other statements made by our officials. The alleged misstatements and omissions relate, among other matters, to the statutory capital and surplus position of our largest subsidiary, Penn Treaty Network America Insurance Company. On July 1, 2002, the defendants filed an answer to the complaint, denying all liability. Plaintiffs filed a motion for class certification on August 15, 2002, which is currently pending. On February 26, 2003, the parties reached an agreement in principle to settle the litigation for $2.3 million, to be paid entirely by our directors and officers liability insurance carrier. The settlement remains subject to documentation and court approval.

     The Company and its subsidiary, PTNA, are defendants in an action in the United States District Court, Middle District of Florida, Ocala Division. Plaintiffs filed this matter on January 10, 2003 in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division, on behalf of themselves and a class of similarly situated Florida long term care policyholders. The Company removed this case from the Florida state court to Federal Court on February 6, 2003. Plaintiffs claim wrongdoing in connection with the sale of long term care insurance policies to the Plaintiffs and the Class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution. The Company has filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against the Company, and a motion to strike certain allegations of the Complaint as irrelevant and improper. Plaintiffs filed a motion to remand on March 7, 2003. Briefing is continuing on all of these motions. While the Company cannot predict the outcome of this case, the results could have a material adverse impact upon its financial condition and results of operations. However, the Company believes that the Complaint is without merit and intends to continue to defend the matter vigorously.

     The Company and two of its subsidiaries, PTNA and Senior Financial Consultants Company, are defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania by National Healthcare Services, Inc. The complaint seeks compensatory damages in excess of $150 and punitive damages in excess of $5,000 for an alleged breach of contract and misappropriation. The claims arise out of a joint venture related to the AllRisk Healthcare program, which was marketed first by PTNA and then later by Senior Financial Consultants Company. The defendants have denied the allegations of the complaint and will continue to defend the matter vigorously. While the Company cannot predict the outcome of this case, the Company believes that any resolution of this action will not have a material impact on its financial condition or results of operations.

Financial Pages (F)                    28

13.  Reinsurance:

          Centre Solutions (Bermuda), Limited -

     2001 Centre Agreement

     Effective December 31, 2001, PTNA and ANIC entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of the Company's long-term care insurance policies then in-force ("the 2001 Agreement").

     This agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules. However, this agreement does not qualify for reinsurance treatment in accordance with SFAS No. 113 because, based on our analysis, the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, expense and risk charges credited to the experience account and the aggregate limit of liability. Accordingly, the contract is being accounted for in accordance with deposit accounting for reinsurance contracts.

     The initial premium of the treaties was approximately $619,000, comprised of $563,000 of cash and qualified securities transferred in February 2002, and $56,000 as funds held due to the reinsurer. The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, is credited to a notional experience account, which is held for our benefit in the event of commutation and recapture on or after December 31, 2007. The notional experience account balance receives an investment credit based upon the total return from a series of benchmark indices and derivative hedges that are intended to match the duration of our reserve liability (See Note 5).

     The reinsurance agreement contains commutation provisions and allows the Company to recapture the reserve liabilities and the current experience account balance as of December 31, 2007, or on December 31 of any year thereafter. The Company intends, but is not required, to commute the agreement on December 31, 2007. In the event the Company does not commute the agreement on December 31, 2007, the expense and risk charges applied to the experience account will increase significantly. Additionally, the reinsurance provisions contain covenants and conditions that, if breached, may result in the immediate commutation of the agreement and the payment of $2,500 per quarter from the period of the breach through December 31, 2007.

     The Company's current modeling and actuarial projections suggest that it is likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, PTNA's and ANIC's statutory surplus following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, the Company will receive cash or other liquid assets equaling the value of our experience account from the reinsurer. The Company would also record the necessary reserves for the business in its statutory financial statements. Accordingly, the Company's ability to commute the agreement is highly dependent upon the value of the experience account exceeding the level of required statutory reserves to be established. As of December 31, 2002, the statutory basis reserve liabilities of $905,330 exceed the experience account value of $708,982. Management expects the growth in the experience account will exceed the growth in the reserve liabilities such that the experience account value will exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now through 2007, the experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the value of the current experience account by approximately $70,000 and jeopardize the Company's ability to commute as planned. As the intended commutation date approaches, the sensitivity of the experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the experience account balance prior to commutation.

     As part of the reinsurance agreement, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants are exercisable through December 31, 2007 at common stock equivalent prices ranging from $4.00 to $12.00 per share. If exercised for cash, at the reinsurer's option, the warrants could yield additional capital and liquidity of approximately $20,000 and the convertible preferred stock would represent, if converted, approximately 15% of the then outstanding shares of our common stock on a fully diluted basis. If the agreement is not commuted on or after December 31, 2007, the reinsurer may exercise the fourth tranche of convertible preferred stock purchase warrants at a common stock equivalent price of $2.00 per share, representing an additional 20% of the then outstanding common stock on a fully diluted basis.

Financial Pages (F)                    29

     The warrants are part of the consideration for the reinsurance contract and are recognized as reinsurance premiums over the anticipated life of the contract, which is six years. The warrants were valued at the issuance date using a Black-Scholes model with the following assumptions: 6.0 years expected life, volatility of 70.9% and a risk free rate of 4.74%. The $15,855 value of the warrants was recorded as a deferred premium as of December 31, 2001. Of the original $15,855 value, $2,643 of deferred premium was amortized during 2002.

     As a result of the Company's intention to commute, it considered only the expense and risk charges anticipated prior to the commutation date in its most recent DAC recoverability analyses and has not recorded the potential of future escalating charges in its current financial statements. In addition, the Company is recognizing the additional condiseration of entering into the agreement, represented by the fair value of the warrants granted to the reinsurer, over the period of time to the expected commutation date.

     In the event the Company determines that commutation of the reinsurance agreement on December 31, 2007 is unlikely, but likely at some future date, it will include additional annual reinsurer expense and risk charges in its DAC recoverability analysis. As a result, it could impair the value of its DAC asset and record the impairment in its financial statements at that time. However, the Company currently believes that it will have a sufficient amount of statutory capital and surplus to commute the agreement by December 31, 2007 or that sufficient alternatives, such as additional capital issuance or new reinsurance opportunities, will be available to enable it to commute the agreement by December 31, 2007.

          2002 Centre Agreement

     The 2001 Centre Agreement granted the reinsurer an option to participate in reinsuring new business sales on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure up to 50% of future sales, subject to a limitation of the reinsurer's risk. The reinsurer may continue this level of participation on the first $100 million in new policy premium issued after January 1, 2002. The final agreement, which was entered into in December 2002, further provides the reinsurer the option to reinsure a portion of the next $1 billion in newly issued long-term care annual insurance premium, subject to maximum quota share amounts of up to 40% as additional policies are written.

     This agreement does not qualify for reinsurance treatment in accordance with GAAP because, based on the Company's analysis, the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to an aggregate limit of liability that reduces the likelihood of the reinsurer realizing a significant loss on the agreement.

          Other Reinsurance Agreements -

     The Company currently reinsures with unaffiliated companies any life insurance policy to the extent the risk on that policy exceeds $50.

     Effective January 1994, PTNA entered into a reinsurance agreement to cede 100% of certain life, accident and health and Medicare supplement insurance to a third party insurer. Total reserve credits taken related to this agreement as of December 31, 2002, 2001 and were approximately $401, $388 and $409 respectively.

     PTNA is party to a reinsurance agreement to cede 100% of certain whole life and deferred annuity policies issued by PTNA to a third party insurer. These policies are intended for the funeral arrangement or "pre-need" market. Total reinsurance recoverables taken related to this agreement as of December 31, 2002 and 2001 were approximately $3,099 and $4,362, respectively. The third party reinsurer is required to maintain securities at least equal to the statutory reserve credit in escrow with a bank. Effective January 1, 1996, this agreement was modified, and as a result, no new business is reinsured under this facility. Effective December 31, 2002, the Company entered into an assumption agreement with another insurer that desired to acquire this business. Upon approval of certain required state insurance departments and policyholders, the acquiring company will assume all future liability for the business reinsured.

     PTNA is a party to a reinsurance agreement to cede certain home health care claims beyond 36 months. Reinsurance recoverables related to this treaty were $10,175 and $7,726 at December 31, 2002 and 2001, respectively. The reinsurer has notified PTNA that they believe the Company is in breach of its current agreement as a result of entering the 2001 Centre Agreement without the prior written approval of the reinsurer. PTNA has contested this assertion of breach and is continuing discussions with the reinsurer to reach an equitable resolution, including, but not limited to, the recapture of the excess home health care coverage and reserves, premium rate increases, or additional reinsurance business in the future. The ultimate resolution of this dispute cannot be determined at this time.

Financial Pages (F)                    30

     In addition to the reinsurance agreement to cede certain home health care claims beyond 36 months, PTNA is also party to a coinsurance agreement with the same reinsurer on a previously acquired block of long-term care business whereby 66% is ceded to a third party. At December 31, 2002 and 2001 reinsurance recoverables taken related to this treaty were approximately $6,020 and $2,639, respectively.

     Effective December 31, 2000 and 1999, PTNA entered separate funds withheld financial reinsurance agreements with unaffiliated reinsurers. Under the agreements, PTNA ceded the claims risk of a material portion of its long-term care policies. The agreements did not qualify for reinsurance treatment in accordance with SFAS No. 113 because, based on the Company's analysis, the agreements did not result in the reasonable possibility that the reinsurer could realize a significant loss in the event of adverse development. As a result, the Company was applying deposit accounting for these agreements and results of operations reflected only the non-refundable annual fee owed to the reinsurer. Since the contracts were executed as funds withheld, there was no reinsurance recoverable or payable on a GAAP basis on the balance sheet. The agreements met the requirements to qualify for reinsurance treatment under statutory accounting rules. As a result of these agreements, 2000 statutory surplus was increased by $19,841. During 2001, both agreements were commuted, resulting in a reduction of statutory surplus of approximately $20,000.

     In 2001, ANIC ceded substantially all of its disability policies to an unaffiliated insurer on a quota share basis. The insurer may assume ownership of the policies as a sale upon various state and policyholder approvals. At December 31, 2002 and 2001, reinsurance recoverables related to this treaty were $5,828 and $10,338, respectively.

     The Company remains liable in the event that the reinsuring companies are unable to meet their obligations.


 Financial Pages (F)                    31

     The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of income and comprehensive income, which are net of reinsurance activity:

                                             Ceded to     Assumed
                                  Gross       Other      from Other      Net
                                 Amount     Companies    Companies     Amount
December 31, 2002                ------     ---------    ---------     ------
-----------------
   Ordinary life insurance
     In-force                    $ 42,767      $ 3,583     $   -       $ 39,184
   Premiums:
        Accident and health       331,356        5,394       5,347      331,309
        Life                        2,480          147           1        2,334
   Benefits to policyholders:
        Accident and health       290,965        3,316       1,526      289,175
        Life                        2,167          163         -          2,004
   Inc in policy reserves:
        Accident and health        74,277        2,417       8,447       80,307
        Life                         (827)      (1,339)        -            512
   Commissions                   $ 46,369      $ 1,183     $   585     $ 45,741

December 31, 2001
-----------------
   Ordinary life insurance
     In-force                    $ 52,322     $ 10,543     $ 5,437     $ 47,216
   Premiums:
        Accident and health       355,574       13,760       5,749      347,563
        Life                        3,586          759           1        2,828
   Benefits to policyholders:
        Accident and health       211,849        3,935       1,153      209,067
        Life                        2,356          394         -          1,962
   Inc in policy reserves:
        Accident and health        32,019        7,244       2,656       27,431
        Life                        1,515          820         -            695
   Commissions                   $ 76,095      $ 1,178     $ 1,888     $ 76,805

December 31, 2000
-----------------
   Ordinary life insurance
     In-force                    $ 58,907     $ 12,675     $   -      $  46,232
   Premiums:
        Accident and health       352,534        3,010       4,512      354,036
        Life                        3,304          228           1        3,077
   Benefits to policyholders:
        Accident and health       164,728        2,346         713      163,095
        Life                        2,469          441         -          2,028
   Inc (dec) in policy reserves:
        Accident and health        76,514           77       1,053       77,490
        Life                          931          (27)        -            958
   Commissions                  $ 100,681        $ 255     $ 1,887     $102,313


14.  Transactions with Related Parties:

     Irv Levit Insurance Management Corporation, an insurance agency which is owned by our Chairman and Chief Executive Officer, produced approximately $11, $10 and $43 of renewal premiums for some of our subsidiaries for the years ended December 31, 2002, 2001 and 2000, respectively, for which it received commissions of approximately $2, $2 and $10, respectively. Irv Levit Insurance Management Corporation also received commission overrides on business written for some of our subsidiaries by certain agents, principally general agents who were its agents prior to January 1979 and any of their sub-agents hired prior and subsequent to January 1979. These commission overrides totaled approximately $510, $544 and $551 for the years ended December 31, 2002, 2001 and 2000, respectively.

Financial Pages (F)                    32

     As of December 31, 2001, Palisade Capital Management owned less than 1% of our common stock. Until January, 2002, Palisade Capital Management also managed a portion of our investment portfolio for which it received fees of $0, $224 and $231 for the years ended December 31, 2002, 2001 and 2000, respectively.

     A member of the Company's board of directors is a principal in Davidson Capital Management, which provides investment management services to the Company. The Company paid this firm $99, $462 and $300 during the years ended December 31, 2002, 2001 and 2000, respectively.

     A member of the Company's board of directors and the chairman of its audit committee is a senior executive with Advest, Inc., an investment banking firm, which has provided investment banking services in the past and that the Company has engaged as a financial advisor in the offering of its 2008 Subordinated Convertible Notes. This firm received $2 and $475 in fees during 2002 and 2001, respectively. No fees were paid to this firm in 2000.

     A member of the Company's board of directors is a principal in U.S. Care, Inc., a marketing organization to which the Company paid $128, $159 and $23 in 2002, 2001 and 2000, respectively. The Company also made a loan of $100, with interest applied at 9%, to U.S. Care, Inc. in 2001, which is guaranteed by renewal commissions payable to the Company in future periods.

15.  Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investments. The Company places its cash and cash equivalents and investments with high quality financial institutions, and attempts to limit the amount of credit exposure to any one institution. However, at December 31, 2002, and at other times during the year, amounts in any one institution exceeded the Federal Deposit Insurance Corporation limits. The Company is also party to certain reinsurance transactions whereby the Company remains ultimately liable for claims exposure under ceded policies in the event the assuming reinsurer is unable to meet its commitments due to default or insolvency.

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


Financial Pages (F)                    33

                                                December 31, 2002          December 31, 2001
                                              ---------------------      ----------------------
                                              Carrying      Fair         Carrying       Fair
                                               Amount       Value         Amount        Value
                                               ------       -----         ------        -----
Financial assets:
   Investments
      Bonds, available for sale               $ 28,454     $ 28,454      $478,608     $478,608
      Equity securities                            -            -           9,802        9,802
      Policy loans                                 238          238           181          181
   Cash and cash equivalents                    29,206       29,206       114,600      114,600
   Experience account due from reinsurer       708,982      708,982           -            -

Financial liabilities:
   Convertible debt                           $ 74,750     $ 67,275      $ 74,750     $ 52,325
   Mortgage and other debt                       1,495        1,495         4,440        4,440

17.  Equity Issuance:

     In March 2002, the Company completed a private placement of 510 shares of common stock for net proceeds of $2,352. The common stock was sold to several current and new institutional investors, at $4.65 per share. The offering price was a 10 percent discount to the 30-day average price of our common stock prior to the issuance of the new shares. Pursuant to registration rights granted in the private placement, the Company filed a registration statement registering the shares granted in the private placement for resale. The Securities and Exchange Commission declared the registration statement effective on June 20, 2002. The proceeds of the private placement provided additional liquidity to the parent company to meet its debt service obligations.

     In June 2002, the Company completed a private placement of 60 shares of common stock as compensation to its financial advisor in conjunction with the private placement of 510 shares and as consideration for future services. Thirty of these shares were included in the resale registration statement, which was declared effective by the Securities and Exchange Commission on June 20, 2002. The Company recorded $325 as an expense in 2002 related to this item. In November, 2002, the Company completed a private placement of an additional 20 shares of common stock to its financial advisor in conjunction with the exchange of its 2003 convertible subordinated notes. The Company recorded $68 as an expense related to this item.

18.  Subsequent Events:

     Subsequent to December 31, 2002, the Company exchanged $2,450 of its 6.25% Convertible Subordinated Notes due 2008 ("the Exchange Notes") for a like amount of its Convertible Subordinated Notes due 2003.

     In December 2002, the Company commenced the sale of up to $45,000 in 6.25% Convertible Subordinated notes due 2008 ("the 2008 Notes"). The 2008 Notes were offered, with identical terms to the Exchange Notes. In February 2003, the Company completed the sale of 2008 Notes and received proceeds of $28,722. It contributed $16,000 of the proceeds to PTNA in order to satisfy the premium to surplus requirements of its voluntary consent order with the Florida Insurance Department. In March 2003, the Company issued an additional $3,550 of 2008 Notes under a new prospectus supplement.

Financial Pages (F)                    34

     After adjusting for the further exchange of 2003 Notes for Exchange Notes in March 2003, and the issuance of 2008 Notes in February and March, 2003, the Company's total debt and financing obligations through 2008 will be as follows:
                                         Lease
                         Debt         Obligations        Total
                         ----         -----------        -----
     2003                10,451            344           10,795
     2004                   -              252              252
     2005                   -               18               18
     2006                   -               18               18
     2007                   -               18               18
     2008                98,065             18           98,083
                       --------          -----         --------
        Total          $108,516          $ 668         $109,184
                       ========          =====         ========

19.  Condensed Financial Statements:

     The following lists the condensed financial information for the parent company as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000.


Financial Pages (F)                    35

                      PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                                       (PARENT COMPANY)
                                        Balance Sheets
                     (amounts in thousands, except per share information)

                          ASSETS                                   2002              2001
                                                                   -----             ----

Bonds, available for sale at market (amortized cost $0)        $     -           $     -
Equity securities at market (cost $0)                                -                 -
Cash and cash equivalents                                             59             3,126
Investment in subsidiaries*                                      223,895           257,515
Other assets                                                      14,211            17,100
                                                               ---------         ---------

                    Total assets                               $ 238,165         $ 277,741
                                                               =========         =========


           LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                 $ 74,750          $ 77,608
Accrued interest payable                                            892               651
Accounts payable                                                    364                58
Due to subsidiaries*                                              6,978             6,628
                                                               --------          --------

                    Total liabilities                            82,984            84,945
                                                               --------          --------

Shareholders' equity
   Preferred stock, par value $1.00; 5,000 shares
       authorized, none outstanding                                 -                 -
   Common stock, par value $.10; 40,000 shares
       authorized, 20,340 and 19,750 shares
       issued, respectively                                       2,034             1,975
   Additional paid-in capital                                    97,058            94,802
   Accumulated other comprehensive income (loss)                  1,090            10,583
   Retained earnings                                             61,704            92,141
                                                               --------          --------

                                                                161,886            199,501
    Less 915 of common shares held in treasury, at cost          (6,705)           (6,705)
                                                               --------          ---------

                   Total shareholders' equity                   155,181            192,796
                                                               --------          ---------

                   Total liabilities and shareholders' equity  $ 238,165         $ 277,741
                                                               =========         =========


*  Eliminated in consolidation.


              The condensed financial information should be read in
           conjunction with the Penn Treaty American Corporation and
             Subsidiaries consolidated statements and notes thereto.


Financial Pages (F)                    36

                PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                                (PARENT COMPANY)
                            Statements of Operations
              for the Years Ended December 31, 2002, 2001 and 2000
                             (amounts in thousands)

                                             2002          2001         2000
                                             ----          ----         ----

Investment and other income                $    16      $    209      $    771

General and administrative expense           4,199         1,165         1,159

Interest expense                             4,711         4,888         4,717
                                           -------      --------      --------

Loss before equity in undistributed net
    earnings of subsidiaries*               (8,894)       (5,844)       (5,105)

Equity in undistributed net (losses)
    earnings of subsidiaries*              (21,544)      (42,745)       27,855
                                          --------      --------      --------

Net (loss) income                          (30,438)      (48,589)       22,750

Retained earnings, beginning of year        92,141       140,730       117,980
                                          --------      --------      --------

Retained earnings, end of year            $ 61,703      $ 92,141      $140,730
                                          ========      ========      ========


*Eliminated in consolidation.




              The condensed financial information should be read in
           conjunction with the Penn Treaty American Corporation and
             Subsidiaries consolidated statements and notes thereto.


Financial Pages (F)                    37

                       PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
                                       (PARENT COMPANY)
                                   Statements of Cash Flows
                     for the Years Ended December 31, 2002, 2001 and 2000
                                    (amounts in thousands)

                                                                               2002          2001         2000
                                                                               ----          ----         ----

Cash flows from operating activities:
    Net (loss) income                                                       $ (30,438)    $ (48,589)     $ 22,750
    Adjustments to reconcile net (loss) income
            to cash used in operations:
        Equity in undistributed earnings of subsidiaries                       21,545        42,745       (27,855)
        Depreciation and amortization                                           2,999           437           491
        Net realized losses                                                       -             -             130
        Increase (decrease) due to change in:
            Due to/from subsidiaries                                              350           822           575
            Other, net                                                            439          (469)           99
                                                                            ---------     ---------      --------

                    Net cash used in operations                                (5,105)       (5,054)       (3,810)
                                                                            ---------     ---------      --------

Cash flows from investing activities:
    Sales and maturities of investments                                           -              -          5,494
    Purchase of investments                                                       -              -           (874)
    Acquisition of property and equipment                                         -              (25)         (50)
                                                                            ---------     ----------     --------

                    Net cash (used in) provided by investing activities           -             (25)        4,570
                                                                            ---------     ---------      --------

Cash flows from financing activities:

    Contribution to subsidiary                                                    -         (18,000)          -
    Dividend from subsidiary                                                    2,151         2,000           -
    Proceeds from shares issued to financial advisor                              393            12           139
    Proceeds from note payable to subsidiary                                       -            -             -
    Repayment of mortgages and other borrowings                                (2,858)       (2,696)         (818)
    Proceeds from rights offering                                               2,352        25,726           -
                                                                            ---------     ---------      --------

                    Net cash (used in) provided by financing activities         2,038         7,042          (679)
                                                                            ---------     ---------      --------

                    Increase (decrease) in cash and cash equivalents           (3,067)        1,963            81

Cash and cash equivalents balances:
    Beginning of year                                                           3,126         1,163         1,082
                                                                            ---------     ---------      --------

    End of year                                                             $      59     $   3,126      $  1,163
                                                                            =========     =========      ========


Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                  $ 4,299    $   4,843      $  4,863
                                                                            =========     =========      ========



     The condensed financial information should be read in conjunction with the Penn Treaty American Corporation and Subsidiaries consolidated statements and notes thereto.

Financial Pages (F)                    38

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change of accountants and/or disagreements on any matter of accounting principles or financial statement disclosures has occurred within the last two years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated herein by reference to the 2003 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the 2003 Proxy Statement. See Exhibits 10.1, 10.2, 10.11 and 10.17.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and related stockholder matters

The information required under this item is incorporated herein by reference to the 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this item is incorporated herein by reference to the 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of its disclosure controls and procedures within 90 days prior to the filing of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company's President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have not been any significant changes in the Company's internal controls, or in other factors which would significantly affect internal controls subsequent to the date the Company carried out its evaluation, or any corrective actions taken with regard to significant deficiencies or material weaknesses.



                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1)  Financial Statements

     (2)  Exhibits.

     3.1 Restated and Amended Articles of Incorporation of Penn Treaty American Corporation. ****

     3.1(b) Amendment to Restated and Amended Articles of Incorporation of Penn
          Treaty American Corporation. *****

     3.2 Amended and Restated By-laws of Penn Treaty American Corporation, as amended. *****

     3.3 Amended and Restated By-laws of Penn Treaty American Corporation, as amended.

     3.4 Amended and Restated By-laws of Penn Treaty American Corporation, as amended.

     4.   Form of Penn Treaty American Corporation Common Stock Certificate. *

     4.1 Indenture dated as of November 26, 1996 between Penn Treaty American Corporation and First Union National Bank, as trustee (including forms of Notes) (incorporated by reference to Exhibit 4.1 to Penn Treaty American Corporation's current report on Form 8-K filed on December 6,
          1996).

     4.2 Form of Indenture between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A (incorporated by reference to Exhibit 4.1 to Penn Treaty American Corporation's Proscectus Supplement dated December 24, 2002).

     10.1 Penn Treaty American Corporation 1987 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8, No. 333-89927, filed on October 29, 1999).

     10.2 Penn Treaty American Corporation 1995 Participating Agent Stock Option Plan (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

     10.3 Penn Treaty American Corporation Employees' Pension Plan. *

     10.4 Penn Treaty American Corporation 1998 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8, No. 333-89927, filed on October 29, 1999).

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

     10.48 Change of Control Employment Agreement. ******

     10.49 Change of Control Employment Agreement. ******

     10.50 Employment Agreement. ******

     10.60 Reinsurance and Warrant Agreements by Centre Solutions (Bermuda) Limited, filed on Form 8-K.++

     10.61 Reinsurance and Warrant Agreements by Centre Solutions (Bermuda) Limited, filed on Form 8-K.++

     11. Earnings Per Share. See Notes to Consolidated Financial Statements, "Note 1."

     21.  Subsidiaries of the Registrant. ****

     23.1 Consent of PricewaterhouseCoopers LLP.

     (b)  Reports on Form 8-K:

----------------  --------------  --------------------  ---------------------
     Report         Item(s) No.      Date of Report           Date Filed
----------------  --------------  --------------------  ---------------------
    Form 8-K          5 and 7       December 24, 2002      December 24, 2002
----------------  --------------  --------------------  ---------------------


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

     *** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

     **** Incorporated by reference to the Registrant's Registration Statement on Form S-1 dated June 30, 1995, as amended.

     ***** Incorporated by reference to the Registrant's Registration Statement on Form S-3 dated February 19, 1999.

     ++ Incorporated by reference to the Registrant's Statement on Form 8-K dated February 21, 2002.

     Executive Compensation Plans - see Exhibits 10.1, 10.2, 10.11, 10.17,
          10.48, 10.49 and 10.50.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PENN TREATY AMERICAN CORPORATION


March 31, 2003                        By: /s/  Irving Levit
                                          ------------------------------------
                                          Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                  Title                    Date
        ---------                  -----                    ----

/s/ Irving Levit            Chairman of the Board           March 31, 2003
--------------------------  and Chief Executive
Irving Levit                Officer

/s/ Cameron B. Waite        Exec. Vice President            March 31, 2003
--------------------------  and Chief Financial Officer
Cameron B. Waite            (principal financial officer)

 /s/ Mark D. Cloutier       Vice President and Chief        March 31, 2003
--------------------------  Accounting Officer
Mark Cloutier

/s/ A.J. Carden             Executive Vice President        March 31, 2003
--------------------------  and Director
A.J. Carden

/s/ Domenic P. Stangherlin  Director                        March 31, 2003
--------------------------
Domenic P. Stangherlin

/s/ Michael F. Grill        Comptroller, Treasurer          March 31, 2003
--------------------------  and Director
Michael F. Grill

/s/ Jack D. Baum            Vice President and Director     March 31, 2003
--------------------------
Jack D. Baum

/s/ Francis R. Grebe        Director                        March 31, 2003
--------------------------
Francis R. Grebe

 /s/ Alexander M. Clark     Director                        March 31, 2003
--------------------------
Alexander M. Clark

/s/ Matthew Kaplan          Director                        March 31, 2003
--------------------------
Matthew Kaplan

/s/ James Heyer             Director                        March 31, 2003
--------------------------
James Heyer

                                 CERTIFICATIONS

Certification of Principal Executive Officer

I, Irving Levit, Chief Executive Officer of Penn Treaty American Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Penn Treaty American Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                  /s/ Irving Levit
                                                      -----------------------
                                                      Irving Levit
                                                      Chief Executive Officer

Certification of Principal Operating Officer

I, William H. Hunt, President and Chief Operating Officer of Penn Treaty American Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Penn Treaty American Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                  /s/ William H. Hunt
                                                      -----------------------
                                                      William H. Hunt
                                                      Chief Operating Officer

Certification of Principal Financial Officer

I, Cameron B. Waite, Executive Vice President and Chief Financial Officer of Penn Treaty American Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Penn Treaty American Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                  /s/ Cameron B. Waite
                                                      -----------------------
                                                      Cameron B. Waite
                                                      Chief Financial Officer

                                                        Exhibit 3.1

Microfilm Number 2001042  1366-1367
                 ------------------

Filed with the Department of State on June 01, 2001
                                      -------------

Entity Number 145993
              ------

/s/ Kim Pizzingrilli
--------------------
Secretary of the Commonwealth


              ARTICLES OF AMENDMENT - DOMESTIC BUSINESS CORPORATION

                                       OF


PENN TREATY AMERICAN CORPORATION



In compliance with the requirements of 15 Pa.C.S. ss. 1915 (relating to articles of amendment), the undersigned business corporation, desiring to amend its Articles, hereby states that:

1. The name of the corporation is Penn Treaty American Corporation (hereinafter referred to as the "Corporation").


2. The address of the Corporation's current registered office in this Commonwealth is:

                               3440 Lehigh Street
                         Allentown, Pennsylvania, 18103
                                  Lehigh County

3. The statute by or under which it was incorporated is the Pennsylvania Business Corporation Law, Act of May 5, 1933, P.L. 364, as amended.


4.   The date of its incorporation is May 13, 1965.

5. The Amendment shall be effective upon filing these Articles of Amendment in the Department of State.

6.   The Amendment was adopted by the shareholders pursuant to 15
     Pa.C.S.ss.1914(a) and (b).

7.   The Amendment adopted by the Corporation, set forth in full, is as follows:

          The first paragraph of Article Fifth shall be amended and restated in its entirely [sic] as follows: "Fifth: The aggregate number of shares which the Corporation shall have authority to issue is 40,000,000 shares of common stock, par value $.10 per share ("Common Stock"); and 5,000,000 shares of preferred stock, par value $1.00 per share ("Preferred Stock")".

     IN TESTIMONY WHEREOF, the undersigned corporation has caused these Articles of Amendment to be signed by a duly authorized officer thereof this 30th day of May, 2001.


                                              PENN TREATY AMERICAN CORPORATION


                                              BY: /s/ A. J. Carden
                                                  ------------------

                                              TITLE: Executive Vice President

                                                        Exhibit 3.1b

                        PENNSYLVANIA DEPARTMENT OF STATE
                               CORPORATION BUREAU
                  Articles of Amendment - Domestic Corporation
                                  (15 Pa.C.S.)


Entity Number                   X   Business Corporation (ss.1915)
145993                         ---
                                    Nonprofit Corporation (ss.5915)
                               ---

Name:  Penn Treaty American Corporation   Document will be returned to the name
       ATTN: Linda G. Carraghan, Esq.     and address you enter to the left.
       3440 Lehigh Street
       Allentown, PA 18103
                                          Filed with the Department of State on

                                           -----------------------------
                                           Secretary of the Commonwealth

     In compliance with the requirements of the applicable provisions (relating to articles of amendment), the undersigned, desiring to amend its articles, hereby states that:

1.   The name of the corporation is: Penn Treaty American Corporation

2. The (a) address of this corporation's current registered office in this Commonwealth or (b) name of its commercial registered officer provider and the county of venue is (the Department is hereby authorized to correct the following information to conform to the records of the Department):

     a. Number and Street City State Zip County 3440 Lehigh Street Allentown PA 18103 Lehigh

     b.   Name of Commercial Registered Officer Provider: N/A

3. The statute by or under which it was incorporated: Pennsylvania Business Corporation Law, Act of May 5, 1933, P.L. 364, as amended

4.   The date of its incorporation: May 13, 1965

5.   Check, and if appropriate complete, one of the following:

X The amendment shall be effective upon filing these Articles of Amendment in the Department of State. ------ ____ The amendment shall be effective on:
     ______________ at ___________. Date Hour

6. Check one of the following:

      X   The amendment was adopted by the shareholders or members pursuant to
     ---  15 Pa.C.S. ss. 1914(a) and (b) or ss.5914(a).

          The amendment was adopted by the board of directors pursuant to 15 --- Pa.C.S. ss. 1914(c) or ss. 5914(b).

7.   Check, and if appropriate, complete one of the following:

          The amendment adopted by the corporation, set forth in full, is as --- follows: ______________________

      X   The amendment adopted by the corporation is set forth in full in
     ---  Exhibit A attached hereto and made a part hereof.

8.   Check if the amendment restates the Articles:

     ___ The restated Articles of Incorporation supercede the original articles and all amendments thereto.

IN TESTIMONY WHEREOF, the undersigned corporation has caused these Articles of Amendment to be signed by a duly authorized officer thereof this

28th day of March, 2003.

PENN TREATY AMERICAN CORPORATION
/s/ Michael F. Grill
--------------------------
Vice President & Treasurer

                                   EXHIBIT "A"
                                   -----------


The first paragraph of Article FIFTH of the Restated Articles of Incorporation, as amended, shall be amended and restated so that such first paragraph of such Article FIFTH shall be and read in its entirety as follows:

     "FIFTH: The aggregate number of shares which the Corporation shall have authority to issue is 150,000,000 shares of common stock, par value $.10 per share ("Common Stock"); and 5,000,000 shares of preferred stock, par value $1.00 per share ("Preferred Stock")."

                                    Exhibit 23


                       Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-89927 and No. 333-89929) of Penn Treaty American Corporation of our report dated March 31, 2003 relating to the financial statements, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP
------------------------------
    PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
March 31, 2003

                                                               Exhibit 99.1
Certification of Principal Executive Officer

     In connection with the Annual Report of Penn Treaty American Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Irving Levit, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: March 31, 2003                                  /s/ Irving Levit
                                                      -----------------------
                                                      Irving Levit
                                                      Chief Executive Officer

                                                               Exhibit 99.2
Certification of Principal Operating Officer

     In connection with the Annual Report of Penn Treaty American Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William H. Hunt, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: March 31, 2003                                  /s/ William H. Hunt
                                                      -----------------------
                                                      William H. Hunt
                                                      President and
                                                      Chief Operating Officer

                                                               Exhibit 99.3
Certification of Principal Financial Officer

     In connection with the Annual Report of Penn Treaty American Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Cameron B. Waite, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: March 31, 2003                                  /s/ Cameron B. Waite
                                                      -----------------------
                                                      Cameron B. Waite
                                                      Chief Financial Officer