Form 10-Q
period 2003-03-31
PENN TREATY AMERICAN CORP
filed 2003-05-20
CIK 814181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-13972

PENN TREATY AMERICAN CORPORATION

3440 Lehigh Street, Allentown, PA 18103 (610) 965-2222

Incorporated in Pennsylvania	I.R.S. Employer ID No.
23-1664166

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $.10 per share, as of May 19, 2003 was 19,445,741.

PART I                                              FINANCIAL INFORMATION

Item 1. Financial Statements

Penn Treaty American Corporation is one of the leading providers of long-term nursing home and home health care insurance. Our Unaudited Consolidated Balance Sheets, Statements of Income and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 18 of this report. Our financial statements represent the consolidation of our operations and those of our subsidiaries: Penn Treaty Network America Insurance Company, American Network Insurance Company, American Independent Network Insurance Company of New York, Penn Treaty (Bermuda) Ltd., United Insurance Group Agency, Inc., Network Insurance Senior Health Division and Senior Financial Consultants Company, which are underwriters and marketers of long-term care insurance, Medicare supplement and other senior-market products.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS

Investments:
Bonds, available for sale at market (cost of $51,986 and $26,775, respectively)(1)	$53,679	$28,454
Policy loans	267	238
Total investments	53,946	28,692
Cash and cash equivalents(1)	35,570	29,206
Property and equipment, at cost, less accumulated depreciation of $8,365 and $7,925, respectively	14,294	13,611
Unamortized deferred policy acquisition costs	168,304	171,357
Receivables from agents, less allowance for uncollectable amounts of $228 and $119, respectively	1,530	1,654
Accrued investment income	782	414
Goodwill	20,360	20,360
Receivable from reinsurers	25,460	26,218
Corporate owned life insurance	58,387	57,773
Experience account due from reinsurer	734,037	708,982
Other assets	22,709	21,933
Total assets	$1,135,379	$1,080,200

LIABILITIES

Policy reserves:
Accident and health	$470,879	$464,318
Life	12,704	12,553
Claim reserves	338,596	329,944
Accounts payable and other liabilities	21,503	18,859
Long–term debt, less discount of $2,005 and $0, respectively	106,637	76,245
Preferred interest on early conversion	2,099	—
Deferred income taxes	24,680	23,101
Total liabilities	977,098	925,020
Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding	—	—
Common stock, par value $.10; 150,000 and 40,000 shares authorized, respectively; 20,360 and 20,340 shares issued, respectively	2,036	2,034
Additional paid-in capital	97,090	97,058
Accumulated other comprehensive income	1,100	1,090
Retained earnings	64,760	61,703
	164,986	161,885
Less 915 common shares held in treasury, at cost	(6,705)	(6,705)
	158,281	155,180
Total liabilities and shareholders’ equity	$1,135,379	$1,080,200

(1)  Cash and investments of $22,681 and $22,022, respectively, are restricted as to use.

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(unaudited)

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenues:
Premium revenue	$83,578	$84,236
Net investment income	10,347	9,535
Net realized capital gains	79	14,523
Market gain (loss) on notional experience account	4,302	(25,953)
Loss on preferred interest on early conversion	(61)	—
Other income	2,263	2,770
	100,508	85,111
Benefits and expenses:
Benefits to policyholders	64,167	80,187
Commissions	10,704	12,830
Net policy acquisition costs amortized (deferred)	3,054	(3,326)
General and administrative expense	12,740	10,712
Expense and risk charges on reinsurance	2,768	3,577
Excise tax expense	789	581
Interest expense	1,656	1,196
	95,878	105,757

Income (loss) before federal income taxes and cumulative effect of change in accounting principle	4,630	(20,646)

Federal income tax provision (benefit)	1,574	(7,020)
Net income (loss) before cumulative effect of change in accounting principle	3,056	(13,626)
Cumulative effect of change in accounting principle	—	(5,151)
Net income (loss)	3,056	(18,777)

Other comprehensive income (loss):
Unrealized holding gain (loss) arising during period	93	(634)
Income tax (provision) benefit from unrealized holdings	(32)	216
Reclassification of gains included in net income (loss)	(79)	(14,523)
Income tax provision from reclassification adjustment	28	4,938

Comprehensive income (loss)	$3,066	$(28,780)

Basic earnings per share from net income (loss) before cumulative effect of change in accounting principle	$0.16	$(0.72)
Basic earnings per share from net income (loss)	$0.16	$(1.00)

Diluted earnings per share from net income (loss) before cumulative effect of change in accounting principle	$0.07	$(0.72)
Diluted earnings per share from net income (loss)	$0.07	$(1.00)

Weighted average number of shares outstanding	19,439	18,853
Weighted average number of shares and share equivalents	55,931	18,853

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flow from operating activities:
Net income (loss)	$3,056	$(18,777)
Adjustments to reconcile net income (loss) to cash provided by operations:
Amortization of intangible assets	175	194
Cumulative effect of change in accounting principle	—	5,151
Amortization of deferred reinsurance premium	660	660
Amortization of discount on long-term debt	33	—
Loss on preferred interest on early conversion	61	—
Policy acquisition costs, net	3,053	(3,326)
Deferred income taxes	1,574	(6,605)
Depreciation expense	440	398
Net realized capital gains	(79)	(14,523)
Increase (decrease) due to change in:
Receivables from agents	15	633
Receivable from reinsurers	1,339	(3,003)
Notional experience account due from reinsurer	(10,731)	20,687
Claim reserves	8,652	14,669
Policy reserves	6,131	24,589
Accounts payable and other liabilities	2,644	(3,593)
Accrued investment income	(368)	7,521
Other, net	(1,464)	(753)

Cash provided by operations	15,191	23,922

Cash flow from investing activities:
Proceeds from sales of bonds	3,394	466,677
Proceeds from sales of equity securities	—	9,547
Proceeds from maturities of bonds	566	2,571
Purchase of bonds	(29,123)	(12,888)
Purchase of equity securities	—	(20)
Increase in corporate owned life insurance	(614)	(862)
Deposits to notional experience account due from reinsurer	(14,324)	(573,654)
Acquisition of property and equipment	(1,123)	(330)

Cash used in investing	(41,224)	(108,959)

Cash flow from financing activities:
Proceeds from stock offering	—	228
Issuance (repayment) of long-term debt	32,397	(2,880)

Cash provided by (used in) financing	32,397	(2,652)
Increase (decrease) in cash and cash equivalents	6,364	(87,689)
Cash balances:
Beginning of period	29,206	114,600

End of period	$35,570	$26,911

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

(unaudited)

(amounts in thousands, except per share data)

The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2002 of Penn Treaty American Corporation (the “Company”). Certain amounts in the March 31, 2002 and December 31, 2002 financial statements have been reclassified to conform to the presentation in the March 31, 2003 financial statements.

In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations, comprehensive income and cash flows for the interim periods.

1.                                       New Accounting Principles:

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies SFAS No. 133 to improve financial accounting and reporting for derivative instruments and hedging activities.  To ensure that contracts with comparable characteristics are accounted for similarly, SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends the definition of an “underlying” and certain other existing pronouncements.  SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases and sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003.  The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), which amends Statement of Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to maintain its accounting for stock-based compensation in accordance with APB No. 25, but has adopted the disclosure provisions of SFAS No. 148.

The following table reflects net income, basic and diluted earnings per share as reported and pro-forma as if the Company had adopted the fair value based method of accounting for its stock-based employee compensation awards:

	Three Months Ended March 31,
	2003	2002

Net income (loss), as reported	$3,056	$(18,777)
Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	—	(106)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10)	(145)
Pro forma net income (loss)	$3,046	$(19,028)

Earnings per share:
Basic - as reported	$0.16	$(1.00)
Basic - pro forma	$0.16	$(1.01)
Diluted - as reported	$0.07	$(1.00)
Diluted - pro forma	$0.07	$(1.01)

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill at that time. During the second quarter 2002, the Company completed an impairment analysis of goodwill, in accordance with SFAS No. 142. The Company’s goodwill was recorded as a result of its purchase of its agencies and its insurance subsidiaries. As part of its evaluation, the Company completed numerous steps in determining the recoverability of its goodwill. The first required step was the measurement of total enterprise fair value versus book value. Because the Company’s fair market value, as measured by its stock price, was below book value at January 1, 2002, goodwill was next evaluated at a reporting unit level, which included its insurance agencies and insurance subsidiaries.

Upon completion of this evaluation, the Company determined that the goodwill associated with the agency purchases was fully recoverable. The deficiency of current market value to book value was attributed to the insurance subsidiary values. As a result, the Company determined that the goodwill associated with its insurance subsidiaries was impaired and recognized an impairment loss of $5,151 from its transitional impairment test of goodwill, which it recorded as a cumulative effect of change in accounting principle. The impairment has been recorded effective January 1, 2002.  Management has completed an assessment of other intangible assets and has determined to continue to amortize these assets so as to closely match the future profit emergence from these assets.  No goodwill was amortized for the three months ended March 31, 2003 or March 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The provisions related to the disclosure requirements to be made by a guarantor are effective for financial statements of interim and annual reporting periods ending after December 15, 2002. The provisions related to the recognition of a liability and initial measurement shall be applied prospectively to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period.  FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN No. 46 is not expected to have a material impact on the Company’s consolidated financial statements.

2.                                     Regulatory Developments:

Pennsylvania Corrective Action Plan

The Company’s Pennsylvania insurance subsidiaries are required to hold statutory surplus that is, at a minimum, above a calculated authorized control level at which the Pennsylvania Insurance Department (the “Department”) may place them under regulatory control, leading to rehabilitation or liquidation. At December 31, 2000, Penn Treaty Network America Insurance Company (“PTNA”), the Company’s primary insurance subsidiary, that represented 94% of its direct premium, had statutory surplus, which while above the authorized control level, was at an amount that required PTNA to file a Corrective Action Plan (the “Plan”) with the insurance commissioner.  In addition, American Network Insurance Company (“ANIC”), which is owned 100% by PTNA, is also subject to the provisions of the Plan.

On February 12, 2002, the Department approved the Plan which, among other things:

a)              required the Company to enter into a reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2001 Centre Agreement”) for substantially all of its existing business at December 31, 2001 (See Note 3 – Reinsurance Agreements);

b)             limits new investments to those rated by the National Association of Insurance Commissioners (“NAIC”) as 1 or 2;

c)              limits and requires Department approval for affiliated transactions; and

d)             requires a $125,000 increase in statutory reserves over a three-year period, of which a $40,000 increase remains to be made throughout 2003 and 2004.

The 2001 Centre Agreement is accounted for as reinsurance for statutory accounting purposes, but does not qualify as reinsurance under generally accepted accounting principles (“GAAP”) (See Note 3). As the agreement is treated as reinsurance for statutory accounting purposes, it results in the ceding (or removal) of substantially all of PTNA’s and ANIC’s policy reserve and claim reserve liabilities for statutory accounting purposes. Furthermore, subject to certain limitations, any adverse development of the 2001 and prior policy and claim reserves, including the $125,000 of reserve increases mentioned above, is ceded to the reinsurer and is not reflected on PTNA’s or ANIC’s statutory financial statements.

The agreement is subject to certain coverage limitations, including an aggregate limit of liability that is a function of certain factors and that may be reduced in the event that the premium rate increases that the reinsurance agreement may require are not obtained. The Company is required to perform annual comparisons of its actual to expected claims experience. If the Company has reason to believe, whether from this analysis or other available information, that at least a 5% premium rate increase is necessary, the Company is obligated to file and obtain such premium rate increases in order to comply with the requirements of the agreement. If the Company does not file and obtain such premium rate increases, the aggregate limit of liability would be reduced by 50% of the premium amount that would have otherwise been received.

In the event the statutory policy and claim reserves for the reinsured policies ultimately exceed the limit of liability established in the reinsurance agreement, either as a result of additions to reserves or reductions in the amount of the reinsurer’s limit of liability, PTNA or ANIC would have to retain any reserve liabilities in excess of the limit of liability, which could have a materially adverse impact upon their statutory surplus.

The estimation of policy reserves for statutory accounting purposes differs from that utilized in GAAP. For statutory accounting purposes, the assumptions utilized and the methodology applied may be at the discretion of the Department in its interpretation of its regulations. As noted above, as part of the Plan, the Department has provided the Company with guidelines for establishing its statutory policy reserves. Because PTNA and ANIC have limited statutory capital and the 2001 Centre Agreement has a limit of liability, any changes in the Department’s interpretation or view of how the Company’s insurance subsidiaries determine their statutory policy reserves could have a material adverse impact on PTNA or ANIC, possibly resulting in regulatory control or liquidation.

New Policy Sales

The Company is licensed and receives renewal premium revenue from policyholders in all states, but is currently restricted from issuing new policies in 14 states. In March 2003, the Company agreed on terms for the recommencement of sales in California, which is pending subject to certain conditions. California represented approximately 14% of the Company’s premium revenue for the period ended March 31, 2003. The Company is approved for sales in Florida and Pennsylvania (subject to Corrective Action Plans), which accounted for approximately 19% and 11%, respectively, of the Company’s premium revenue for the period ended March 31, 2003. No other state’s sales accounted for more than 10% of the Company’s premium revenue for the period ended March 31, 2003.

3.                                       Reinsurance Agreements:

2001 Centre Agreement

As a primary component of the Plan, effective December 31, 2001, the Company entered the 2001 Centre Agreement to reinsure, on a quota share basis, substantially all of its respective long-term care insurance policies then in-force.

This agreement does not qualify for reinsurance treatment in accordance with GAAP because it does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, expense and risk charges due to the reinsurer and the aggregate limit of liability. Accordingly, the contract is being accounted for in accordance with deposit accounting for reinsurance contracts. However, this agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

The initial premium paid under the agreement was approximately $619,000, comprised of $563,000 in cash and qualified securities transferred in February 2002, and $56,000 in funds held due to the reinsurer. The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, are credited to a notional experience account, which is held for the Company’s benefit in the event of commutation and recapture on or after December 31, 2007. The notional experience account balance receives an investment credit based upon the total return from a series of benchmark indices and derivative hedges that are intended to match the duration of the Company’s reserve liability.

The notional experience account represents a hybrid instrument, containing both a fixed debt host contract and an embedded derivative. The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the fixed debt host contract. The Company is accounting for the investment credit received on the notional experience account as follows:

a)              The fixed debt host yields a fixed return based on the yield to maturity of the underlying benchmark indices. The return on the fixed debt host is reported as investment income in the Statements of Income and Comprehensive Income.

b)             The change in fair value of the embedded derivative represents the percentage change in the underlying indices applied to the notional experience account, similar to that of an unrealized gain/loss on a bond. The change in the fair value of the embedded derivative is reported as market gain (loss) on notional experience account in the Statements of Income and Comprehensive Income.

The benchmark indices are comprised of US treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years. The hybrid instrument subjects the Company to significant volatility as the estimated value of the embedded derivative is highly sensitive to changes in interest rates. A 100 basis point increase in interest rates would reduce the current notional experience account balance by approximately $72,000.

For the periods ended March 31, 2003 and 2002, respectively, the notional experience account activity was as follows:

	Three Months Ended March 31,
	2003	2002

Beginning balance	$708,982	$—
Initial premium	—	563,300
Premiums, net of claims and ceding allowance:	13,755	10,354
Investment credit:
Investment income	9,882	8,843
Market gain(loss)	4,302	(25,953)
Expense and risk charges	(2,768)	(3,577)
Broker/Custodian/Trustee fees	(116)	—
Ending balance	$734,037	$552,967

The reinsurance agreement contains commutation provisions and allows the Company to recapture the reserve liabilities and the current notional experience account balance as of December 31, 2007, or on December 31 of any year thereafter. The Company intends, but is not required, to commute the agreement on December 31, 2007. In the event the Company does not commute the agreement on December 31, 2007, the expense and risk charges applied to the notional experience account will increase significantly. Additionally, the reinsurance provisions contain covenants and conditions that, if breached, may result in the immediate commutation of the agreement and the payment of $2,500 per quarter from the period of the breach through December 31, 2007.

The Company’s current modeling and actuarial projections suggest that it is likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, PTNA’s and ANIC’s statutory surplus following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, the Company will receive cash or other liquid assets equaling the value of the notional experience account from the reinsurer. The Company would also record the necessary reserves for the business in PTNA’s and ANIC’s statutory financial statements. Accordingly, the Company’s ability to commute the agreement is highly dependent upon the value of the notional experience account exceeding the level of required statutory reserves to be established. As of March 31, 2003, the statutory basis reserve liabilities of $906,826 exceeded the combination of the notional experience account value and funds held due to the reinsurer of $790,037. Management expects the value of the notional experience account to exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now through 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the value of the current notional experience account by approximately $72,000 and jeopardize the Company’s ability to commute as planned. As the intended commutation date approaches, the sensitivity of the notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however, the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation.

As part of the reinsurance agreement, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants are exercisable through December 31, 2007 at common stock equivalent prices ranging from $4.00 to $12.00 per share. If exercised and converted the convertible preferred stock would represent approximately 15% of the then outstanding shares of our common stock on a fully diluted basis.

If the agreement is not commuted on December 31, 2007, the reinsurer may exercise the fourth tranche of convertible preferred stock purchase warrants at a common stock equivalent price of $2.00 per share, and the convertible preferred stock would represent, if converted, an additional 20% of the then outstanding common stock on a fully diluted basis.

The warrants are part of the consideration for the reinsurance contract and are recognized as reinsurance premiums over the anticipated life of the contract, which is six years. The warrants were valued at the issuance date using a Black-Scholes model with the following assumptions: 6.0 years expected life, volatility of 70.9% and a risk free rate of 4.74%. The $15,855 value of the warrants was recorded as a deferred premium as of December 31, 2001. Of the original $15,855 value, $660 of deferred premium was amortized during each of the periods ended March 31, 2003 and 2002.  The unamortized value of the warrants at March 31, 2003 and December 31, 2002 is $12,553 and $13,213, respectively.  These amounts are included in other assets on the Consolidated Balance Sheets.

As a result of the Company’s intention to commute, it considered only the expense and risk charges anticipated prior to the commutation date in its most recent unamortized deferred acquisition costs (“DAC”) recoverability analyses and has not recorded the potential of future escalating charges. In addition, the Company is recognizing the additional consideration of entering into the agreement, represented by the fair value of the warrants granted to the reinsurer, over the period of time to the expected commutation date.

In the event the Company determines that commutation of the reinsurance agreement on December 31, 2007 is unlikely, but likely at some future date, it will include additional annual reinsurer expense and risk charges in its DAC recoverability analysis. As a result, it could impair the value of its DAC asset and record the impairment in its financial statements at that time. However, the Company currently believes that PTNA and ANIC will have sufficient statutory capital and surplus to commute the agreement on December 31, 2007 or that sufficient alternatives, such as additional capital issuance or new reinsurance opportunities, will be available to enable it to commute the agreement on December 31, 2007.

2002 Centre Agreement

The 2001 Centre Agreement granted the reinsurer an option to participate in reinsuring new business sales on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure up to 50% of future sales, subject to a limitation of the reinsurer’s risk. The reinsurer may continue this level of participation on the first $100,000 in new policy premium issued after January 1, 2002. The final agreement, which was entered into in December 2002, further provides the reinsurer the option to reinsure a portion of the next $1,000,000 in newly issued long-term care annual insurance premium, subject to maximum quota share amounts of up to 40% as additional policies are written.

This agreement does not qualify for reinsurance treatment in accordance with GAAP because it does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to an aggregate limit of liability that reduces the likelihood of the reinsurer realizing a significant loss on the agreement. Accordingly, the contract is being accounted for in accordance with deposit accounting for reinsurance contracts. However, this agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

4.                                       Contingencies:

Litigation:

The Company’s subsidiaries are parties to various lawsuits generally arising in the normal course of their business. The Company does not believe that the eventual outcome of any of the suits to which it is party will have a material adverse effect on its financial condition or results of operations. However, the outcome of any single event could have a material impact upon the quarterly or annual financial results of the period in which it occurs.

The Company and certain of its key executive officers are defendants in consolidated actions that were instituted on April 17, 2001 in the United States District Court for the Eastern District of Pennsylvania by its shareholders, on their own behalf and on behalf of a putative class of similarly situated shareholders who purchased shares of the Company’s common stock from July 23, 2000 through and including March 29, 2001. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as a result of misstatements and omissions allegedly contained in the Company’s periodic reports filed with the SEC, certain press releases issued by the Company, and in other statements made by the Company’s officials. The alleged misstatements and omissions relate, among other matters, to the statutory capital and surplus position of its largest subsidiary, PTNA. On July 1, 2002, the defendants filed an answer to the complaint, denying all liability.  Plaintiffs filed a motion for class certification on August 15, 2002, which is currently pending. On February 26, 2003, the parties reached an agreement in principle to settle the litigation for $2,300, to be paid entirely by the Company’s directors and officers liability insurance carrier.  The settlement remains subject to documentation and court approval.

The Company and its subsidiary, PTNA, are defendants in an action in the United States District Court, Middle District of Florida, Ocala Division.  Plaintiffs filed this matter on January 10, 2003 in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. The Company removed this case from the Florida State court to Federal Court. Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the Class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution. The Company has filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against the Company, and to strike certain allegations of the complaint as irrelevant and improper.  Plaintiffs filed a motion to remand on March 7, 2003. Briefing is continuing on all of these motions. While the Company cannot predict the outcome of this case, it could have a material adverse impact upon its financial condition and results of operations. However, the Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

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

Reinsurance:

PTNA is a party to a reinsurance agreement to cede the risk of certain home health care claims that extend beyond 36 months. Reinsurance recoverables related to this treaty were $10,566 and $10,175 at March 31, 2003 and December 31, 2002, respectively. The reinsurer has notified PTNA that it believes that the Company is in breach of its current agreement as a result of entering the 2001 Centre Agreement without the prior written approval of the reinsurer. PTNA has contested this assertion of breach and is continuing discussions with the reinsurer to reach an equitable resolution.   The ultimate resolution of this dispute cannot be determined at this time.

5.                                     Investments:

Management has categorized all of its investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value, with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company’s total shareholders’ equity on the balance sheet. As of March 31, 2003, shareholders’ equity was increased by $1,100 due to unrealized gains of $1,693 in the investment portfolio. As of December 31, 2002, shareholders’ equity was increased by $1,090 due to unrealized gains of $1,679 in the investment portfolio. The amortized cost and estimated market value of the Company’s available for sale investment portfolio as of March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003		December 31, 2002
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Treasury securities and obligations of U.S. Government authorities and agencies	$26,226	$27,343	$15,689	$16,861

Mortgage backed securities	2,950	3,018	1,603	1,681

Debt securities issued by foreign governments	204	219	205	216

Corporate securities	22,606	23,099	9,278	9,696

Policy loans	267	267	238	238

Total investments	$52,253	$53,946	$27,013	$28,692

Net unrealized gain	$1,693		$1,679

The majority of the Company’s investment portfolio was transferred to the reinsurer as part of the initial premium paid for the 2001 Centre Agreement. The reinsurer maintains a notional experience account for the Company’s benefit in the event of future commutation of the reinsurance agreement. The Company receives an investment credit equal to the total return of a series of benchmark indices and hedges. The notional experience account balance at March 31, 2003 and December 31, 2002 was $734,037 and $708,982, respectively (See Note 2).

Pursuant to certain statutory licensing requirements, as of March 31, 2003 and December 31, 2002, the Company had on deposit bonds with an estimated market value aggregating $10,812 and $10,848, respectively in Insurance Department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

The Company maintains assets in a trust account under a reinsurance agreement with an unaffiliated insurer.  The Company is required to hold assets equal to 102% of the reserves, or $11,869 and $11,174 at March 31, 2003 and December 31, 2002, respectively, for the policies assumed under this agreement. At both March 31, 2003 and December 31, 2002, the market value of the assets in trust exceeded the required amount.

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

	Three Months Ended March 31,
	2003	2002
Net income (loss) before cumulative effect of change in accounting principle	$3,056	$(13,626)
Weighted average common shares outstanding	19,439	18,853
Basic earnings per share from net income (loss) before cumulative effect of change in accounting principle	$0.16	$(0.72)

Net income (loss) before cumulative effect of change in accounting principle	$3,056	$(13,626)
Cumulative effect of change in accounting principle	—	(5,151)
Net income (loss)	$3,056	$(18,777)

Basic earnings per share from net income (loss)	$0.16	$(1.00)

Adjustments net of tax:
Interest expense on convertible debt	$1,021	$—
Amortization of debt offering costs	56	—
Diluted net income (loss) before cumulative effect of change in accounting principle	$4,133	$(13,626)
Diluted net income (loss)	$4,133	$(18,777)

Weighted average common shares outstanding	19,439	18,853
Common stock equivalents due to dilutive effect of stock options/warrants	4	—
Shares converted from convertible debt	36,488	—
Total outstanding shares for diluted earnings per share computation	55,931	18,853

Diluted earnings per share from net income (loss) before cumulative effect of change in accounting principle	$0.07	$(0.72)
Diluted earnings per share from net income (loss)	$0.07	$(1.00)

Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive, were 30,765 and 14,588 at March 31, 2003 and December 31, 2002, respectively. These securities include options, warrants (see Note 3) and convertible debt securities.

7.                                     Equity Placement:

In March 2002, the Company completed a private placement of 510 shares of common stock for net proceeds of $2,352. The common stock was sold to several institutional investors at $4.65 per share, a 10 percent discount to the 30-day average price of the Company’s common stock prior to the issuance of the new shares. The Company filed a registration statement registering the shares granted in the private placement for resale, which was declared effective on June 20, 2002. The proceeds of the private placement provided additional liquidity to the parent company to meet its current year debt service obligations.

In April 2002, the Company completed a private placement of 60 shares of common stock as compensation to its financial advisor. Thirty of these shares were included in the resale registration statement. The Company recorded $325 as an expense in 2002 related to this item. In October 2002, the Company completed a private placement of an additional 20 shares of common stock to its financial advisor in conjunction with the exchange of its 2003 convertible subordinated notes (See Note 8). The Company recorded $68 as an expense related to this item.  In January 2003, the Company completed a private placement of an additional 20 shares of common stock to its financial advisor in conjunction with the issuance of new 2008 convertible subordinated notes (See Note 8). The Company recorded $34 as an expense related to this item.

8.                                       Long-Term Debt:

During the first quarter of 2003, the Company issued $32,421 in 6.25% convertible subordinated notes due 2008 (“the 2008 Notes”).  The primary terms of the 2008 Notes are:

1.               the 2008 Notes can be converted by the holder into shares of the Company’s common stock at $1.75 per share;

2.               the 2008 notes may not be called by the Company or forced to convert into shares of common stock prior to October 2005;

3.               after October 2005, the 2008 Notes will mandatorily convert into shares of the Company’s common stock if at any time thereafter the average market price for fifteen trading days of the common stock exceeds $1.93; and

4.               holders of the 2008 Notes are entitled to convert their notes into shares of the Company’s common stock before October 2005, and in doing so, may elect to receive a discounted amount of interest that they would have otherwise received until that date.  The Company may elect to pay this interest in cash or in newly issued shares of common stock priced at a 10% discount to the then fair market value of traded shares.

In conjunction with the issuance of the new 2008 Notes, the Company modified the terms of $63,343 in existing 2008 Notes outstanding at December 31, 2002 to be similar to those of the New 2008 Notes.

In March 2003, the Company issued an additional $2,450 of 2008 Notes in exchange for a like amount of its 6.25% convertible subordinated notes due 2003 (“the 2003 Notes”).  At March 31, 2003, $8,957 of the 2003 Notes remained outstanding and the 2003 Notes will mature, if not called, in December 2003.

Principal repayment of the Company’s long-term debt outstanding at March 31, 2003, including the Company’s current mortgage outstanding is as follows:

Debt
2003	$10,428
2004	—
2005	—
2006	—
2007	—
2008	98,214
Total	$108,642

                As noted above, holders of the 2008 Notes are entitled to convert their notes into shares of the Company's common stock before October 2005, and in doing so, may elect to receive a discounted amount of interest that they would have otherwise recieved until that date. The Company may elect to pay this interest in cash or in newly issued shares of common stock priced at a 10% discount to the then fair market value of traded shares. The Company has determined that this feature is an embedded derivative as defined in Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." This embedded derivative is not clearly and closely related to the host contract, the 2008 Notes, because it could at least double the investor's initial rate of return on the host contract and could also result in a rate of return that is at least twice what otherwise would be the market return for a contract that has the same terms as the host contract and that involves a debtor with a similar credit quality.

                As a result of this determination, the Company concluded that the embedded derivative should be separately valued and bifurcated from the host contract, the 2008 Notes, upon the date that the option was granted. At each balance sheet date, the embedded derivative must be recorded at fair value, with any change in fair value recognized in current operations. Additionally, due to the bifurcation of the embedded derivative, the Company's long-term debt is recorded at a discounted amount on the consolidated balance sheet. This discount is being amortized through October 2008 using the effective interest method.

                The Company determined that the fair value of the embedded derivative upon the date that the option was granted was $2,038.  This amount was separately classified as preferred interest on early conversion in the Consolidated Balance Sheets.  As of March 31, 2003, the Company adjusted the embedded derivative to its then fair value of $2,099 by recognizing a loss of $61 in current operations. The Company also recorded $33 of additional interest expense during the quarter ended March 31, 2003, due to the amortization of the discount on the long-term debt.

                In determining the fair value of the embedded derivative, the Company makes certain assumptions, including the future volatility and liquidity of the Company's common stock. If actual experience deviates from current assumptions, the Company may be subject to significant volatility in future periods.

9.                                       Subsequent Event

On April 29, 2003, the Company announced that its Board of Directors had approved certain changes in the management of the Company to implement the succession plan initiated in 2002.  In connection with the succession plan, effective May 23, 2003, the Company’s Founder, Chairman and Chief Executive Officer will step down as Chairman of the Board of Directors and Chief Executive Officer, but, subject to his election by shareholders, will continue as a member of the Board of Directors.  In addition, the Company and its Founder, Chairman and Chief Executive Officer have entered into a consulting agreement.  The significant terms of the consulting agreement are as follows:

a)              The Company’s Founder, Chairman and Chief Executive Officer will assume the new position of Founding Chairman.

b)             The Company will pay the Founding Chairman or his spouse, until the later of his death or the death of his spouse, a retirement benefit of $100 per year and health and welfare benefits comparable to those the Company offers to its executives from time to time.

c)              The Founding Chairman will continue to provide certain services to the Company for a period of up to two years, in exchange for which the Company will pay him an annual retainer of $100 and provide him with other standard Company benefits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(amounts in thousands, except per share data)

Overview

Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care and Medicare supplement. We experienced significant reductions in new premium sales during 2001 and 2002 due to the cessation of new business generation in all states and as a result of market concerns regarding our Pennsylvania insurance subsidiaries’ statutory surplus. Under our Corrective Action Plan (the “Plan”) which was approved by the Pennsylvania Insurance Department (the “Department”) in February 2002, we recommenced sales in certain states, but intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus.

Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported claims, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. Our reserves are certified annually by our consulting actuary as to standards required by the insurance departments for our domiciliary states and for the other states in which we conduct business. We believe we maintained adequate reserves as mandated by each state in which we are currently writing business at March 31, 2003. For a description of current regulatory matters affecting our insurance subsidiaries, see “Liquidity and Capital Resources - Subsidiary Operations.”

Our financial condition and results of operations are affected significantly by the following other factors:

Level of required reserves for policies in-force. Our insurance policies are accounted for as long duration contracts. As a result, there are two components of policyholder liabilities. The first is a policy reserve liability for future policyholder benefits, represented by the present value of future benefits less a portion of future premium collection. These reserves are calculated based on assumptions that include estimates for mortality, morbidity, interest rates, premium rate increases and policy persistency. The assumptions are based on our past experience, industry experience and current trends.

The second is a reserve for incurred, either reported or not yet reported, policy claims. The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating statistical information with respect to the number and nature of historical claims. We compare actual experience with estimates and adjust our reserves in the current period on the basis of such comparisons to the extent that our analysis suggests that the estimates utilized differ from actual experience.

Additions to, or reductions in, reserves are recognized in our current Consolidated Statements of Income and Comprehensive Income as expense or income, respectively, through benefits to policyholders and are a material component of our net income or loss. A portion of premium collected in each period is set aside to establish reserves for future policy benefits. Establishing reserves is based upon current assumptions and we cannot assure you that actual experience will not differ materially from the assumptions used in the establishment of our reserves. Any variance from these assumptions could affect our profitability in future periods.

Deferred policy acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy.

These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred policy acquisition costs (“DAC”) is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies. In addition, the assumptions underlying DAC and our policy benefit reserves are periodically reviewed and updated to reflect current assumptions, including planned premium rate increases. In the event planned premium rate increases are not achieved, we could recognize an impairment of our DAC in the future.  Whenever we determine that our DAC is not fully recoverable, we impair the carrying value of our DAC through an expense to our Consolidated Statements of Income and Comprehensive Income.

Policy premium levels. We attempt to set premium levels to maintain planned profit margins. Premium levels on new products, as well as rate increases on existing products, are subject to government review and regulation.

Investment income and notional experience account. Our investment portfolio, excluding our notional experience account, consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the duration of our investments (approximately 3.3 years), investment income does not immediately reflect changes in market interest rates.

In connection with our 2001 reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2001 Centre Agreement”) (see “Liquidity and Capital Resources”), we transferred substantially all of our investment portfolio to the reinsurer as the initial premium payment. The initial and future premium for the reinsured policies, less claims payments, ceding commissions and risk charges is credited to a notional experience account, the balance of which also receives an investment credit. The notional experience account balance represents an amount to be paid to us in the event of commutation of the agreement. We believe that the notional experience account represents a hybrid instrument, containing both a fixed debt host contract and an embedded derivative. The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the fixed debt host contract. The Company is accounting for the investment credit received on the notional experience account as follows:

a)              The fixed debt host yields a fixed return based upon the yield to maturity of the underlying benchmark indices. The return on the fixed debt host is reported as investment income in the Statements of Income and Comprehensive Income.

b)             The change in fair value of the embedded derivative represents the percentage change in the underlying indices applied to the notional experience account, similar to that of an unrealized gain/loss on a bond. The change in the fair value of the embedded derivative is reported as market gain (loss) on notional experience account in the Statements of Income and Comprehensive Income.

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

Lapsation and persistency. Factors that affect our financial condition and results of operations include lapsation and persistency, both of which relate to the renewal of insurance policies.

Lapsation is the termination of a policy by non-renewal. Lapsation is automatic if and when premiums become more than 31 days overdue, although, in some cases, a lapsed policy may be reinstated within six months. Persistency represents the percentage of premiums renewed, which we calculate by dividing the total number of policies in-force at the end of each year (less new policies added during the year) by the total number of policies in-force at the end of the prior year.  Prior to December 31, 2002 we calculated persistency by dividing the total annual premiums at the end of each year (less first year premiums for that year) by the total annual premiums in-force for the prior year. For purposes of these calculations, a decrease in total policies in-force or the annual premiums in-force at the end of any year would be the result of non-renewal of policies, including policies that have terminated by reason of death, lapsed due to nonpayment of premiums and/or been converted to other policies we offered. The calculation was changed at December 31, 2002 due to the impact of rate increases on the annual premiums in-force at the end of December 31, 2002.  We believe that using the number of policies in-force will provide a more accurate measure of persistency and will continue to utilize that method of calculation in the future.

Policies renew or lapse for a variety of reasons, both internal and external. We believe that our efforts to address policyholder concerns or questions help to ensure policy renewals. We work closely with our licensed agents, who play an integral role in policy persistency and policyholder communication.

Economic cycles can influence a policyholder’s ability to continue the payment of insurance premiums when due. We believe that publicity regarding Federal and state tax legislation allowing medical deductions for certain long-term care insurance premiums has raised public awareness of the escalating costs of long-term care and the value provided to the consumer of long-term care insurance. The ratings assigned to our insurance subsidiaries by independent rating agencies also influence consumer decisions.

Lapsation and persistency can both positively and adversely affect future earnings. Reduced lapsation and higher persistency generally result in higher renewal premiums and lower amortization of DAC, but may lead to increased claims in future periods. Higher lapsation can result in reduced premium collection, a greater percentage of higher-risk policyholders, and accelerated expensing of DAC. However, higher lapsation may also lead to decreased claims in future periods.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Premiums. Total premium revenue earned in the three month period ended March 31, 2003 (the “2003 quarter”), including long-term care, disability, life and Medicare supplement, decreased 0.8% to $83,578, compared to $84,236 in the same period in 2002 (the “2002 quarter”).

Total first year premium revenue in the 2003 quarter decreased 32.2% to $1,542, compared to $2,275 in the 2002 quarter. First year long-term care premium revenue in the 2003 quarter decreased 34.6% to $1,332, compared to $2,037 in the 2002 quarter. We experienced significant reductions in new premium revenue due to the cessation of new business generation in all states in 2001 and due to continued market concerns regarding our insurance subsidiaries’ statutory surplus. See “Liquidity and Capital Resources.”

Effective September 10, 2001, we determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was completed and approved by the Department. This decision resulted from our concern about further depletion of statutory surplus from new policy sales prior to the completion and approval of the Plan and from increasing concern with respect to the status of the Plan expressed by many states in which we are licensed to conduct business.

Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 13 additional states, including Florida, Virginia, Illinois, Arizona and Texas (See “Liquidity and Capital Resources”).  These 36 states represented approximately 71% in aggregate of our total premium revenue in the 2003 quarter.  We have recently agreed upon terms for the recommencement of sales in California, which is pending subject to certain conditions.  California represented 14% of our premium revenue in the 2003 quarter. We are actively working with the remaining states to recommence new policy sales in all jurisdictions.

Total renewal premium revenue in the 2003 quarter increased 0.1% to $82,036 compared to $81,961 in the 2002 quarter. Renewal long-term care premium revenue in the 2003 quarter decreased 0.5% to $78,907, compared to $79,276 in the 2002 quarter. We may continue to experience reduced renewal premium revenue in the future, primarily driven by the reduced level of new premium revenue discussed above and the lapsation of existing policies.

Net investment income. Net investment income earned for the 2003 quarter increased 8.5% to $10,347, from $9,535 for the 2002 quarter.

As a result of our 2001 Centre Agreement, substantially all of our investable assets from business written prior to December 31, 2001, were transferred to the reinsurer. The reinsurer maintains a notional experience account on our behalf in the event that the reinsurance agreement is later commuted. As discussed above in “Overview,” the notional experience account is credited with an investment credit equal to the most recent yield to maturity on a series of benchmark indices and hedges, which are designed to closely match the duration of our liabilities.

Our average yield on invested assets at cost, including cash and cash equivalents, was 5.22% and 6.42% in the 2003 and 2002 quarters, respectively. The investment income component of our notional experience account investment credit generated $9,882 and $8,843 in the 2003 and 2002 quarters, respectively.  The yield on our notional experience account was 5.68% and 6.36% in the 2003 and 2002 quarters, respectively. The decrease in our average yield is due to a decline in market interest rates which has the greatest impact on our notional experience account.  The notional experience account yields a fixed return based upon the yield to maturity of the underlying benchmark indices, which are comprised of U.S. Treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years.

In addition, we held additional assets in cash and short term securities during the 2003 quarter due to our recently completed issuance of new convertible bonds, the proceeds of which were invested in short term, lower yielding instruments.

Net realized capital gains. During the 2003 quarter, we recognized capital gains of $79 compared to $14,523 in the 2002 quarter. The capital gains in the 2003 quarter were recorded as a result of our normal investment management operations. The capital gains recognized in the 2002 quarter resulted from the transfer of substantially all of our invested assets to our reinsurer.

Market gain (loss) on notional experience account. We recorded a market gain on our notional experience account balance of $4,302 in the 2003 quarter and a market loss of $25,953 in the 2002 quarter.

As discussed in “Overview” and “Net investment income” above, the reinsurer maintains a notional experience account for our benefit in the event of future recapture of the reinsured business. The notional experience account receives an investment credit based upon the total return of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our reserve liabilities.

Periodic changes in the market values of the benchmark indices and derivative hedges are recorded in our financial statements as a realized gain or loss in the period in which they occur. The notional experience account is susceptible to market interest rate changes.  As a result, our future financial statements are subject to significant volatility.  During the 2003 quarter market rates decreased, leading to a market gain on the notional experience account as compared to the 2002 quarter during which market interest rates increased.

Other income. We recorded $2,263 in other income during the 2003 quarter, down from $2,770 in the 2002 quarter. The decrease is attributable primarily to a decrease of approximately $300 in the income generated from our ownership of corporate owned life insurance policies.  In addition, net commission payments earned by our agency subsidiaries were $106 less in the 2003 quarter than in the 2002 quarter, primarily as a result of the payment of overwrite commissions to newly employed branch managers.  Overwrite commissions represent a portion of commission income paid to managers for recruiting sales agents that write new policies.

Benefits to policyholders. Total benefits to policyholders in the 2003 quarter decreased 20.0% to $64,167, compared to $80,187 in the 2002 quarter. Our loss ratio, or policyholder benefits to premium revenue, was 76.8% in the 2003 quarter, compared to 95.2% in the 2002 quarter.

As discussed in “Overview” above, we establish claim reserves based upon current and historical experience of our policyholder benefits, including an expectation of claims incidence and duration, as well as the establishment of a reserve for claims that have been incurred but are not yet reported. We continuously monitor our experience to determine the best estimate of reserves to be held for future payments of these claims. As a result, we periodically refine our process to incorporate the most recent known information in establishing these reserves.

Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. In 2001 and 2002, we filed for premium rate increases on the majority of our policies in-force. These rate increases were necessary because we expected higher loss ratios as a result of higher claims expectations than existed at the time of the original premium rate filings. We further believe that additional premium rate increases will be required on many policies in-force as result of our new claim assumptions established in the third quarter of 2002.  We are currently assessing the impact of the new claims assumptions with regard to our pricing for new product sales.  We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining future rate increases when deemed necessary, or if we do not pursue rate increases when actual claims experience exceeds our expectations, we would suffer a financial loss.

Historically, more new claims are reported during the first quarter than in later quarters.  This seasonality generates higher incurred claim ratios in the first quarter than in subsequent quarters.  Management employs these seasonal assumptions throughout the year in the establishment of its claim reserves so that it can more consistently monitor loss ratio variances from its expectations based upon other significant factors such as claims duration and incidence.  Management estimates that seasonality resulted in approximately $4,500 and $5,000 in higher incurred claims in the 2003 and 2002 quarters, respectively, and as a result established lower claim reserves during both quarters to reflect this seasonal variation.

Our policy reserves, which are held for policyholders not currently on claim, are highly dependent upon several factors, including policyholder persistency and the mix of policies with varying benefit amounts or types.  We project the growth of our policy reserves based upon the current and projected mix of policies in-force.

Variances from our expectations result from future changes in this mix that differ from our assumptions.

Our loss ratio during the 2003 quarter did not differ materially from our expectations.  During the 2002 quarter, we increased our policy reserves by approximately $16,500 above the levels that we would have normally anticipated.  This increase in reserves resulted from the following:

1)  We establish reserves utilizing expectations for future events, including anticipated lapses.  We generally assume that those policies that are expected to lapse are representative of the total in-force policy base and that the composition of in-force policies will remain the same in future periods.  During the 2002 quarter, we experienced shifts in the general composition of our policyholder base that caused us to hold an additional $11,000 in policy reserves at March 31, 2002, compared to our expectations.  This shift resulted in a higher than expected number of policies with features that require additional reserves to be held for future benefits, including more policies with inflation protection, skilled facility care and reduced elimination periods.  This change in the composition of our policies occurred as a result of higher lapses of policies without these features rather than as a result of new sales.

2)  Policy persistency, or the retention of renewing policies, increased by 0.3% during the 2002 quarter, which generated additional policy reserves of approximately $5,500.  This increase was only partially offset by higher premium revenue and lower amortization of DAC.

Commissions. Commissions to agents decreased 16.6% to $10,704 in the 2003 quarter, compared to $12,830 in the 2002 quarter.

First year commissions on accident and health business in the 2003 quarter decreased 46.4% to $780, compared to $1,456 in the 2002 quarter, due to the decrease in first year accident and health premium revenue. The ratio of first year accident and health commissions to first year accident and health premium revenue was 50.6% in the 2003 quarter and 64.0% in the 2002 quarter. We believe that the decrease in the first year commission ratio is primarily attributable to the increased sale of our Secured Risk, Medicare Supplement and franchise group policies as a percentage of total sales. All of these policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies.   We believe that we are likely to experience an increase in the sale of these policies as a percentage of new sales when we recommence sales in many states as a result of our lower financial ratings with A.M. Best and Standard and Poor’s rating services and continued consumer and agent concerns regarding our financial strength.

Renewal commissions on accident and health business in the 2003 quarter decreased 14.5% to $10,469, compared to $12,248 in the 2002 quarter. The ratio of renewal accident and health commissions to renewal accident and health premiums was 12.9% in the 2003 quarter and 15.1% in the 2002 quarter. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001.  We do not pay commissions on the additional premium collected as a result of a rate increase, which reduces the ratio of renewal commissions to renewal premium revenue.

Net policy acquisition costs amortized (deferred). The net policy acquisition costs amortized in the 2003 quarter increased to $3,054, compared to a deferral of  $3,326 in the 2002 quarter.

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

The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. However, lower new premium revenue throughout 2002 and continuing through the 2003 quarter produced significantly less expense deferral to offset amortized costs.

General and administrative expenses. General and administrative expenses in the 2003 quarter increased 18.9% to $12,740, compared to $10,712 in the 2002 quarter. The ratio of total general and administrative expenses to premium revenues was 15.2% in the 2003 quarter, compared to 12.7% in the 2002 quarter.

During the 2003 quarter, we incurred additional expenses of approximately $540 related to the recommencement of new sales in certain key states as compared to the 2002 quarter.  Salaries and employee benefits increased approximately $575 in the 2003 quarter compared to the 2002 quarter.  This increase is due to salary increases, increased health insurance premiums and the addition of employees in the actuarial and accounting functions.   Legal expenses increased approximately $430 in the 2003 quarter compared to the 2002 quarter.  The increase in legal expenses was primarily due to costs associated with premium rate increase litigation and expenses related to our special shareholders’ meeting held on March 28, 2003.  The expenses related to our information system replacement project, which started after the 2002 quarter, were approximately $200.

We believe that if we remain unable to write new business in certain states where we have ceased new production, or if we are unable to use our existing staff and infrastructure capacity to generate additional premium revenue, we will need to decrease production expenses, which could result in decisions to reduce our staff or other operating functions.

Expense and risk charges on reinsurance and excise tax expense. Our reinsurance agreement provides the reinsurer with annual expense and risk charges, which are credited against our notional experience account in the event of future commutation of the 2001 Centre Agreement. The annual expense consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2003 quarter, we incurred an expense of $2,768 for this charge. In the 2002 quarter, we incurred an expense of $3,577.  In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer. We recorded $789 and $581 for excise tax expenses in the 2003 and 2002 quarters, respectively.

Federal income tax provision (benefit). Due to the recognition of income in the 2003 quarter, our provision for Federal income taxes was $1,574, compared to a tax benefit of $7,020 for the 2002 quarter. The effective tax rate of 34.0% in the 2003 and 2002 quarters is below the normal Federal corporate income tax rate as a result of anticipated credits from our investments in corporate owned life insurance.

Cumulative effect of change in accounting principle. We recognized an impairment loss of $5,151 in the 2002 quarter as a result of our transitional impairment test of goodwill. See “New Accounting Principles.”

Comprehensive income (loss). During the 2003 quarter, our investment portfolio generated pre-tax unrealized gains of $93, compared to unrealized losses of $634 in the 2002 quarter. After accounting for deferred taxes from these gains, shareholders’ equity increased by $3,066 from comprehensive income during the 2003 quarter, compared to losses of $28,780 in the 2002 quarter.

Liquidity and Capital Resources

Our consolidated liquidity requirements have historically been met from the operations of our insurance subsidiaries, from the operations of our agency subsidiaries and from funds raised in the capital markets. Our primary sources of cash are premium revenue, investment income and maturities of investments. We have obtained, and may in the future obtain, cash through public and private offerings of our common stock, the exercise of stock options and warrants and other capital markets activities including the sale or exchange of debt instruments.  Our primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

In the 2003 quarter, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash increased $6,364 in the 2003 quarter primarily due to $32,421 in additional funds generated from the issuance of convertible subordinated debt. This was supplemented by $15,191 from operations. The major source of cash from operations was premium revenue and investment income received. Our major uses of cash during the 2003 quarter were payments made to our reinsurer of $14,324 and the purchase of $29,123 in bonds.

In the 2002 quarter, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing.  Our cash decreased $87,689 in the 2002 quarter primarily due to payments of $573,654 made to our reinsurer and the purchase of $12,908 in bonds and equity securities.  Cash was provided primarily from the maturity and sale of $478,795 in bonds and equity securities.  These sources of funds were supplemented by $23,922 from operations.  The major provider of cash from operations was premium revenue and investment income received.

We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. As of March 31, 2003, shareholders’ equity was increased by $1,100 due to unrealized gains of $1,693 in the investment portfolio. As of December 31, 2002, shareholders’ equity was increased by $1,090 due to unrealized gains of $1,679 in the investment portfolio.

Parent company operations

The parent company is a non-insurer that directly controls 100% of the voting stock of our insurance subsidiaries. If we are unable to meet our financial obligations, become insolvent or discontinue operations, the financial condition and results of operations of our insurance subsidiaries could be materially affected.

We have sold both debt and equity securities over the past two years to fund our liquidity and subsidiary capital needs. These activities have included:

1)  In March 2002, we completed a private placement of 510 shares of common stock for net proceeds of $2,352. The common stock was sold to several institutional investors, at $4.65 per share. The offering price was a 10 percent discount to the 30-day average price of our common stock prior to the issuance of the new shares.

2)  In September 2002, we commenced an offer of up to $74,750 in aggregate principal amount of 6.25% convertible subordinated notes due 2008 (the “2008 Notes”) in exchange for up to all of our then outstanding 6.25% convertible subordinated notes due 2003 (the “2003 Notes”). Under the terms of the exchange offer, the 2008 Notes would have terms similar to the 2003 Notes but mature in October 2008 and would be convertible into shares of our common stock at a conversion price of $5.31.  Prior to the termination of the exchange offer, we reduced the conversion price to $4.50.  The conversion price was ultimately reduced to $1.75 in February 2003.  In addition, beginning in October 2005, the 2008 Notes are mandatorily convertible if, at any time, the 15-day average closing price of our common stock exceeds 110% of the conversion price.

We exchanged approximately $63,343 of the 2003 Notes for 2008 Notes prior to December 31, 2002. During the first quarter of 2003, we exchanged an additional $2,450 of 2003 Notes for 2008 Notes. We expect to retire any outstanding amount of the 2003 Notes on or before their contractual maturity in December 2003.

3)  In December 2002, we commenced the sale of additional 2008 Notes.  During the 2003 quarter, we completed the sale of 2008 Notes and received proceeds of $32,421. We used $16,000 of the proceeds to satisfy the premium to surplus requirements of our voluntary consent order with the Florida Insurance Department. We intend to use the remaining proceeds to supplement parent liquidity, to retire our remaining 2003 Notes of $8,957 and for general working capital purposes.

In April 2002, October 2002 and January 2003, we completed private placements of 60, 20 and 20 shares of common stock respectively, as compensation to our financial advisor related to the sale of the debt and equity securities.

At March 31, 2003, our total principal repayment and lease obligations through 2008 were as follows:

	Debt	Lease Obligations	Total
2003	$10,428	$258	$10,686
2004	—	252	252
2005	—	18	18
2006	—	18	18
2007	—	18	18
2008	98,214	18	98,232
Total	$108,642	$582	$109,224

Debt obligations in 2003 include a $1,471 mortgage obligation of our subsidiary. Other amounts due after 2008 are immaterial.

In addition to the terms noted above, holders of the 2008 Notes are entitled to convert their notes into shares of our common stock before October 2005, and in doing so, may elect to receive a discounted amount of interest that they would have otherwise received until that date. We may elect to pay this interest in cash or in newly issued shares of common stock priced at a 10% discount to the then fair market value of traded shares. We have determined that this feature is an embedded derivative as defined in Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." This embedded derivative is not clearly and closely related to the host contract, the 2008 Notes, because it could at least double the investor's initial rate of return on the host contract and could also result in a rate of return that is at least twice what otherwise would be the market return for a contract that has the same terms as the host contract and that involves a debtor with a similar credit quality.

As a result of this determination, we concluded that the embedded derivative should be separately valued and bifurcated from the host contract, the 2008 Notes, upon the date that the option was granted. At each balance sheet date, the embedded derivative must be recorded at fair value, with any change in fair value recognized in current operations. Additionally, due to the bifurcation of the embedded derivative, our long-term debt is recorded at a discounted amount on the consolidated balance sheet. This discount is being amortized through October 2008 using the effective interest method.

We determined that the fair value of the embedded derivative upon the date that the option was granted was $ 2,038. This amount was separately classified as long-term debt embedded derivative in the Consolidated Balance Sheet. As of March 31, 2003, we adjusted the embedded derivative to its then fair value of $2,099 by recognizing a loss of $61 in current operations. We also recorded $33 of additional interest expense during the quarter ended March 31, 2003, due to the amortization of the discount on our long-term debt.

In determining the fair value of the embedded derivative, we make certain assumptions, including the future volatility and liquidity of our common stock. If actual experience deviates from current assumptions, we may be subject to significant volatility in future periods.

The parent company’s cash flow needs primarily include interest payments on outstanding debt and operating expenses. The funding is primarily derived from the operating cash flow of our agency subsidiary operations and dividends from the insurance subsidiaries. However, the dividend capabilities of the insurance subsidiaries are limited (see “Subsidiary Operations”) and we may need to rely upon the dividend capabilities of our agency subsidiaries to meet current liquidity needs. Our current cash on hand and these sources of funds are expected to be sufficient to meet our liquidity needs through September 2004, but may be insufficient to meet our interest payments on and after October 2004. We will need to raise additional capital to satisfy any parent company liquidity needs, including debt service payments, beyond October 2004.

Our anticipated cash needs for 2003 are as follows:

Retirement of 2003 Notes	$9,000
Debt interest payments	5,700
Other parent expenses, net of reimbursement	900
$15,600

Our anticipated sources to meet our 2003 obligations are:
Proceeds from debt offering	$16,300
Agency subsidiary dividends	2,200
$18,500

Subsidiary operations

Our insurance subsidiaries are regulated by various state insurance departments. The National Association of Insurance Commissioners (“NAIC”) has Risk-Based Capital (“RBC”) requirements for insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks, such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that an insurer must maintain. Regulatory compliance is determined by a ratio of the enterprise’s regulatory Total Adjusted Capital to its Authorized Control Level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which may require specific corrective action depending upon the insurer’s state of domicile.

Our insurance subsidiaries, Penn Treaty Network America Insurance Company (“PTNA”), American Network Insurance Company (“ANIC”), and American Independent Network Insurance Company of New York (“American Independent”) (representing approximately 94%, 5% and 1% of our in-force premium, respectively) are required to hold statutory surplus that is above a certain required level. At December 31, 2000, PTNA had Total Adjusted Capital at the Regulatory Action level, which required it to file a Plan with the Department. In addition, ANIC, which is owned 100% by PTNA, is also subject to the provisions of the Plan.

On February 12, 2002, the Department approved the Plan. As a primary component of the Plan, effective December 31, 2001, PTNA and ANIC entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of their long-term care insurance policies then in-force. The agreement is subject to certain coverage limitations, including an aggregate limit of liability that is a function of certain factors and that may be reduced in the event that the premium rate increases that the reinsurance agreement may require are not obtained. We are required to perform annual comparisons of our actual to expected claims experience. If we have reason to believe, whether from this analysis or other available information, that at least a 5% premium rate increase is necessary, we are obligated to file and obtain such premium rate increases in order to comply with the requirements of the agreement. If we do not file and obtain such premium rate increases, our aggregate limit of liability would be reduced by 50% of the premium amount that would have otherwise been received.

As part of this agreement, annual risk charges in excess of $10,000 are credited against our notional experience account by the reinsurer. The annual amount increases if we do not commute on December 31, 2007. However, this agreement does not qualify for reinsurance treatment in accordance with GAAP because it does not result in the reasonable possibility that the reinsurer may realize a significant loss.

This is due to a number of factors related to the agreement, including experience refund provisions, the expense and risk charges credited to the notional experience account by the reinsurer and the aggregate limit of liability. However, this agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

The initial premium paid under the reinsurance agreement was approximately $619,000, comprised of $563,000 in cash and qualified securities transferred in February 2002, and $56,000 in funds held due to the reinsurer. The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, are credited to a notional experience account, which is held for our benefit in the event of commutation and recapture on or after December 31, 2007. The notional experience account balance receives an investment credit based upon the total return from a series of benchmark indices and derivative hedges that are intended to match the duration of our reserve liability.

Our current modeling and actuarial projections suggest that we are likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, our statutory capital following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, PTNA and ANIC would receive cash or other liquid assets equaling the market value of our notional experience account from the reinsurer. We would also record the necessary reserves for the business in PTNA’s and ANIC’s statutory financial statements. Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. As of March 31, 2003, the statutory basis reserve liabilities of $906,826 exceeded the combination of the notional experience account value and funds held due to the reinsurer of $790,037. We expect the value of the notional experience account to exceed the reserve liabilities at December 31, 2007.  In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $72,000 and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the reacquired policies. The reinsurer has agreed to fix the market value of the notional experience account at that time, and to then invest the assets in a manner that we request in order to minimize short term volatility.

As part of our reinsurance agreement, effective December 31, 2001, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants are exercisable through December 31, 2007 at common stock equivalent prices ranging from $4.00 to $12.00 per share. If exercised and converted, the convertible preferred stock would represent approximately 15% of the then outstanding shares of our common stock on a fully diluted basis. If the agreement is not commuted on December 31, 2007, the reinsurer may exercise the fourth tranche of convertible preferred stock purchase warrants at a common stock equivalent price of $2.00 per share and if converted, the fourth tranche would represent an additional 20% of the then outstanding common stock on a fully diluted basis.

As a result of our intention to commute, we assessed only the expense and risk charges anticipated prior to the commutation date in our most recent DAC recoverability analyses and are not recording the potential of future escalating charges in our current financial statements. In addition, we are recognizing the additional consideration of entering into the agreement, represented by the fair value of the warrants granted to the reinsurer, over the period of time to the expected commutation date.

In the event we determine that commutation of the reinsurance agreement is unlikely on December 31, 2007, but likely at some future date, we will include additional annual expense and risk charge credits against our notional experience account in our DAC recoverability analysis. As a result, we could impair the value of our DAC asset and record the impairment in our financial statements. However, we currently believe that we will have sufficient statutory capital and surplus to commute the reinsurance agreement on December 31, 2007 or that sufficient alternatives, such as proceeds from additional capital issuance or new reinsurance opportunities, will be available to enable us to commute the agreement as planned.

The reinsurance agreement also granted the reinsurer an option to participate in reinsuring new business sales on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure up to 50% of future sales, subject to a limitation of the reinsurer’s risk. The reinsurer may continue this level of participation on the next $100,000 in new policy premium issued after January 1, 2002. The final agreement, which was entered into in December 2002, further provides the reinsurer the option to reinsure a portion of the next $1,000,000 in newly issued long-term care annual insurance premium, subject to maximum quota share amounts of up to 40%, as additional policies are written.

The agreement does not qualify for reinsurance treatment in accordance with GAAP because the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to an aggregate limit of liability that reduces the likelihood of the reinsurer realizing a significant loss on the agreement. However, this agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

In February 2003, the reinsurer notified us that it may, for reasons unrelated to us, discontinue its quota share reinsurance of new long-term care insurance policies issued on or after September 1, 2003. The Company’s separate agreement with the reinsurer to reinsure existing policies issued prior to December 31, 2001 will be unaffected by any determination made by the reinsurer regarding newly issued policies.

In addition to the requirement to enter into the 2001 Centre Agreement, the Plan, among other things:

a)               limits new investments to those rated by the NAIC as 1 or 2;

b)              limits and requires Department approval for affiliated transactions; and

c)               requires a $125,000 increase in statutory reserves over a three-year period, of which a $40,000 increase remains to be made throughout 2003 and 2004.

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

Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 13 additional states.  These 36 states represented approximately 71% of our premium revenue in the 2003 quarter. We are actively working with the remaining states to recommence new policy sales in all jurisdictions. We have recently agreed upon terms for the recommencement of sales in California, which represented approximately 14% of our premium revenue during the 2003 quarter.

Recommencement of sales is pending subject to the completion of certain conditions.

The majority of our insurance subsidiaries’ cash flow results from our existing long-term care policies, which have been ceded to the reinsurer under this agreement. Our subsidiaries’ ability to meet additional liquidity needs and cover fixed expenses in the future is highly dependent upon our ability to issue new policies and to control expense growth. Our future growth and new policy issuance is dependent upon our ability to continue to expand our historical markets, retain and expand our network of agents and effectively market our products and fund our marketing and expansion while maintaining minimum statutory levels of capital and surplus required to support such growth.

Under the insurance laws of Pennsylvania and New York, where our insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania and New York law, insurance subsidiaries must give the Department and the New York Insurance Department at least 30 days’ advance notice of any proposed “extraordinary dividend” and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of Pennsylvania law, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company’s surplus as shown on the company’s last annual statement filed with Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with GAAP due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. For purposes of New York law, approval must be obtained for any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company’s surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December 31.  Additionally, the Plan requires the Department to approve all dividends made by PTNA, regardless of normal statutory requirements for allowable dividends. We believe that the Department is unlikely to approve any dividend in the foreseeable future as a result of PTNA’s current statutory surplus position. Although not stipulated in the Plan, this requirement is likely to continue until such time as PTNA meets normal statutory allowances, including reported net income and positive cumulative earned surplus. We do not expect that this will occur in the foreseeable future.

PTNA and ANIC have not paid any dividends to the parent company for the past three years and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings.  However, American Independent is not subject to the Plan and was permitted by New York statute to make a dividend payment to the parent company of $651 in 2002.  We do not anticipate that American Independent will make a dividend payment to the parent company in 2003.

Our subsidiaries’ debt currently consists primarily of a mortgage note in the amount of $1,471 that was issued by a former subsidiary and assumed by us when that subsidiary was sold. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in December 2003. Although the note carries a variable interest rate, we have entered into an amortizing swap agreement with the same bank with a nominal amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest of 6.85%.

New Accounting Principles

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies SFAS No. 133 to improve financial accounting and reporting for derivative instruments and hedging activities.  To ensure that contracts with comparable characteristics are accounted for similarly, SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends the definition of an “underlying” and certain other existing pronouncements.  SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except certain provisions relating to forward purchases and sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003.  The adoption of SFAS No. 149 is not expected to have a material impact on our financial statements.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. We adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill at that time. During the second quarter 2002, we completed an impairment analysis of goodwill, in accordance with SFAS No. 142. Our goodwill was recorded as a result of the purchase of our agencies and our insurance subsidiaries. As part of our evaluation, we completed numerous steps in determining the recoverability of our goodwill. The first required step was the measurement of total enterprise fair value versus book value. Because our fair market value, as measured by our stock price, was below book value at January 1, 2002, goodwill was next evaluated at a reporting unit level, which is comprised of our insurance agencies and insurance subsidiaries.

Upon completion of the evaluation, we determined that the goodwill associated with our agency purchases was fully recoverable. The deficiency of current market value to book value was attributed to the insurance subsidiary values. As a result, we determined that the goodwill associated with our insurance subsidiaries was impaired and recognized an impairment loss of $5,151 from our transitional impairment test of goodwill, which we recorded as a cumulative effect of change in accounting principle. The impairment has been recorded effective January 1, 2002.  We have completed an assessment of other intangible assets and have determined to continue to amortize these assets so as to closely match the future profit emergence from these assets.  No goodwill was amortized for the three months ended March 31, 2003 or March 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The provisions related to the disclosure requirements to be made by a guarantor are effective for financial statements of interim and annual reporting periods ending after December 15, 2002. The provisions related to the recognition of a liability and initial measurement shall be applied prospectively to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The adoption of FIN No. 45 did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), which amends Statement of Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to maintain our accounting for stock-based compensation in accordance with APB No. 25, but have adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period.  FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN No. 46 is not expected to have a material impact on our consolidated financial statements.

Forward Looking Statements

Certain statements made by us may be considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others, our ability to comply with the Plan, the Florida Consent Order, the orders or directives of other states in which we do business or any special provisions imposed by states in connection with the resumption of writing new business, our ability to commute the 2001 Centre Agreement and to recapture our reinsured policies and accumulated notional experience account balance, whether our Plan will be accepted and approved by all states, our ability to meet our future risk-based capital goals, the adverse financial impact of suspending new business sales, our ability to raise adequate capital to meet regulatory requirements and to support anticipated growth, our ability to refinance, convert or repay our 2008 convertible notes, the cost associated with recommencing new business sales, liquidity needs and debt obligations, our ability to obtain premium rate increases, our ability to obtain improved ratings from independent rating agencies, the adequacy of our loss reserves and the recoverability of our DAC asset, our ability to sell insurance products in certain states, our ability to resume generating new business in all states, our ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of our capital and surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, our ability to defend ourself against adverse litigation, and our ability to recapture, expand and retain our network of productive independent agents, especially in light of the suspension of new business.

For additional information, please refer to our other reports filed with the Securities and Exchange Commission, which may be viewed at www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (amounts in thousands)

We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. A significant portion of assets and liabilities are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures relate to interest rate risk on our notional experience account and fixed rate domestic medium-term instruments and, to a lesser extent, domestic short-term and long-term instruments. We have established strategies, asset quality standards, asset allocations and other relevant criteria for our portfolio to manage our exposure to market risk.

We currently have an interest rate swap on our mortgage, which is used as a hedge to convert the mortgage to a fixed interest rate. We believe that, since the notional amount of the swap is amortized at the same rate as the underlying mortgage and both financial instruments are with the same bank, no credit risk is carried with the swap.

Our financial instruments are held for purposes other than trading. Our portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions. However, our notional experience account balance, which represents substantially all of our investable assets at March 31, 2003, is with one reinsurer. Although sufficient assets to support our statutory reserve liabilities are secured by trust accounts and irrevocable letters of credit with major United States financial institutions, the accumulated profits of our reinsured business are susceptible to significant credit risk of the reinsurer.

We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 84.2% of total liabilities). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

The hypothetical effects of changes in market rates or prices on the fair values of our financial instruments (including our notional experience account balance, as discussed below) as of March 31, 2003, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

If interest rates had increased by 100 basis points at March 31, 2003, there would have been a decrease of approximately $69,000 in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. A 200 basis point increase in market rates at March 31, 2003 would have resulted in a decrease of approximately $130,000 in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $77,000 and $163,000, respectively, in the net fair value of our total investments and debt.

Effective December 31, 2001, we entered a reinsurance agreement to reinsure, on a quota share basis, substantially all of our long-term care insurance policies in-force. The transaction resulted in the transfer of approximately $563,000 in debt and equity securities to the reinsurer. The agreement provides us with the opportunity to commute and recapture on or after December 31, 2007. To that end, the reinsurer will maintain a notional experience account for our benefit only in the event of commutation and recapture of our reinsured policies, which reflects the initial premium paid, future premiums collected net of claims, expenses and accumulated investment earnings.

The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark indices and hedges that are designed to closely match the duration of reserve liabilities. As a result, we will likely experience significant volatility in our future financial statements.

Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $72,000 and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the reacquired policies. The reinsurer has agreed to fix the market value of the notional experience account at that time, and to then invest the assets in a manner that we request in order to minimize short term volatility.

We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases.  The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict the possible impact on our investment income of hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of March 31, 2003.

Item 4.  Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures within 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, the Company’s President and Chief Operating Officer and the Company’s Executive Vice President and Chief Financial Officer. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer, the Company’s President and Chief Operating Officer and the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have not been any significant changes in the Company’s internal controls, or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, or any corrective actions with regard to significant deficiencies and material weaknesses.

PART II   OTHER INFORMATION

Item 1. Legal Proceedings (amounts in thousands)

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

Our Company and certain of our key executive officers are defendants in consolidated actions that were instituted on April 17, 2001 in the United States District Court for the Eastern District of Pennsylvania by our shareholders, on their own behalf and on behalf of a putative class of similarly situated shareholders who purchased shares of our common stock from July 23, 2000 through and including March 29, 2001. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as a result of misstatements and omissions allegedly contained in our periodic reports filed with the SEC, certain press releases issued by us, and in other statements made by our officials. The alleged misstatements and omissions relate, among other matters, to the statutory capital and surplus position of our largest subsidiary, Penn Treaty Network America Insurance Company. On July 1, 2002, the defendants filed an answer to the complaint, denying all liability.  Plaintiffs filed a motion for class certification on August 15, 2002, which is currently pending. On February 26, 2003, the parties reached an agreement in principle to settle the litigation for $2,300, to be paid entirely by our directors and officers liability insurance carrier. The settlement remains subject to documentation and court approval.

Our Company and its subsidiary, Penn Treaty Network America Insurance Company, are defendants in an action in the United States District Court, Middle District of Florida, Ocala Division.  Plaintiffs filed this matter on January 10, 2003 in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. We removed this case from the Florida state court to Federal Court on February 6, 2003. Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the Class.  Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation and restitution. We filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against the Company, and to strike certain allegations of the complaint as irrelevant and improper. Plaintiffs filed a motion to remand on March 7, 2003. Briefing is continuing on all of these motions. We believe that the complaint is without merit and intend to continue to defend the matter vigorously.

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

Item 2.  Changes in Securities

The terms of the 6.25% Convertible Subordinated Notes due 2008 (the “Exchange Notes”) that we issued in exchange for our 6.25% Convertible Subordinated Notes due 2003 (the “2003 Notes”) in the fourth quarter of 2002 and the first quarter of 2003 were modified in the first quarter of 2003.

The redemption provisions of the Exchange Notes were modified as follows:

•                                          The date prior to which the Exchange Notes are not redeemable was changed from October 15, 2004 to October 15, 2005.

•                                          Holders were given the right to force our redemption of the Exchange Notes if our Articles of Incorporation were not amended to increase the number of authorized shares on or before May 27, 2003, which right terminated upon the amendment of our Articles of Incorporation on March 28, 2003.

The conversion provisions of the Exchange Notes were modified as follows:

•                                          The terms of payment of interest upon conversion of the Exchange Notes prior to October 15, 2005 were specified to be (i) the amount equal to the interest that would have been otherwise earned between the date of conversion and October 15, 2005, discounted to present value utilizing a rate of 6.25% with simple interest over a 360 day year and (ii) payable at our option in cash or in shares of common stock based on 90% of the average closing prices of the common stock for the five trading days immediately preceding the conversion date.

•                                          The Exchange Notes were made mandatorily convertible on the first date on or after the fifteenth trading day following October 15, 2005 on which (i) the average of the closing price of the common stock on 15 consecutive trading dates is equal to or greater than 110% of the conversion price and (ii) we have authorized the number of shares of common stock issuable upon conversion of the Exchange Notes.

•                                          The conversion price of the Exchange Notes was reduced from $4.50 per share to $1.75 per share.

The Exchange Notes and the other 6.25% Convertible Subordinated Notes due 2008 (the “2008 Notes”), which were issued in the first quarter of 2003, are senior to our 6.25% Convertible Subordinated Notes due 2003.

In the first quarter of 2003, we issued $2,450,000 in aggregate principal amount of Exchange Notes to existing security holders in exchange for an equal aggregate principal amount of 2003 Notes.  The Exchange Notes were issued without payment of any commission and therefore were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.  The Exchange Notes are convertible into common stock at a price of $1.75 per share.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders was held on March 28, 2003.  At this meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

1.                                       To approve an amendment to Penn Treaty’s Restated Articles of Incorporation, as amended, to increase the aggregate number of authorized shares of common stock, par value $.10 per share from 40 million shares to 150 million shares.

For	Against	Abstentions	Broker Non-Votes
13,590,746	1,149,142	56,561	4,472,048

2.                                       To ratify and approve the issuance of $63,343,000 principal amount of 6¼% Convertible Subordinated Notes due 2008 and underlying shares of Common Stock.

For	Against	Abstentions	Broker Non-Votes
13,627,814	1,084,656	83,979	4,472,048

3.                                       To ratify and approve the issuance of up to $45,000,000 principal amount of 6¼% Convertible Subordinated Notes due 2008 and underlying shares of Common Stock.

For	Against	Abstentions	Broker Non-Votes
13,536,335	1,192,905	67,209	4,472,048

4.                                       To transact other business that properly comes before the Special Meeting and any and all adjournments and postponements.

For	Against	Abstentions	Broker Non-Votes
13,341,973	812,211	642,265	4,472,048

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description
4.1	First Supplemental Indenture, dated as of March 5, 2003, between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A.

4.2	Indenture, dated as of February 12, 2003, between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A.

10.1	Consulting Agreement, dated as of April 28, 2003, between Penn Treaty American Corporation and Irving Levit.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)                                 Reports on Form 8-K.

Items	Financial Statements	Date

5 and 7	No	January 21, 2003

5	No	January 28, 2003

5	No	February 12, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN TREATY AMERICAN CORPORATION
Registrant

Date:	May 19, 2003	/s/ Irving Levit
Irving Levit
Chairman of the Board and Chief Executive Officer

Date:	May 19, 2003	/s/ Cameron B. Waite
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a).designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 19, 2003	/s/ Irving Levit
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 19, 2003	/s/ William W. Hunt
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 19, 2003	/s/ Cameron B. Waite
Cameron B. Waite
Executive Vice President and Chief Financial Officer