Form 10-Q
period 2003-06-30
PENN TREATY AMERICAN CORP
filed 2003-08-14
CIK 814181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

The number of shares outstanding of the Registrant’s common stock, par value $.10 per share, as of August 7, 2003 was 21,069,735.

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

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Investments:
Bonds, available for sale at market (cost of $60,895 and $26,775, respectively) (1)	$63,348	$28,454
Policy loans	288	238
Total investments	63,636	28,692
Cash and cash equivalents (1)	10,031	29,206
Property and equipment, at cost, less accumulated depreciation of $8,785 and $7,925, respectively	14,928	13,611
Unamortized deferred policy acquisition costs	166,163	171,357
Receivables from agents, less allowance for uncollectable amounts of $312 and $119, respectively	1,528	1,654
Accrued investment income	889	414
Goodwill	20,360	20,360
Receivable from reinsurers	25,633	26,218
Corporate owned life insurance	58,901	57,773
Experience account due from reinsurer	791,853	708,982
Other assets	19,135	21,933

Total assets	$1,173,057	$1,080,200
LIABILITIES
Policy reserves:
Accident and health	$483,952	$464,318
Life	12,706	12,553
Claim reserves	339,742	329,944
Accounts payable and other liabilities	18,289	18,859
Long-term debt, less discount of $1,930 and $0, respectively	97,672	76,245
Preferred interest on early conversion	1,950	—
Deferred income taxes	36,624	23,101
Total liabilities	990,935	925,020
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding	—	—
Common stock, par value $.10; 150,000 and 40,000 shares authorized, respectively; 20,490 and 20,340 shares issued, respectively	2,049	2,034
Additional paid-in capital	97,308	97,058
Accumulated other comprehensive income	1,595	1,090
Retained earnings	87,875	61,703
	188,827	161,885
Less 915 common shares held in treasury, at cost	(6,705)	(6,705)
	182,122	155,180
Total liabilities and shareholders’ equity	$1,173,057	$1,080,200

(1)  Cash and investments of $23,902 and $22,022, respectively, are restricted as to use.

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(unaudited)

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Premium revenue	$78,707	$83,906	$162,285	$168,142
Net investment income	10,572	10,172	20,919	19,707
Net realized capital gains	170	41	249	14,564
Market gain (loss) on notional experience account	38,964	19,951	43,266	(6,002)
Change in preferred interest on early conversion liability	148	—	87	—
Other income	2,181	2,392	4,444	5,162
	130,742	116,462	231,250	201,573
Benefits and expenses:
Benefits to policyholders	60,873	62,515	125,040	142,702
Commissions	10,260	11,677	20,964	24,507
Net policy acquisition costs amortized	2,140	7,777	5,194	4,451
General and administrative expense	17,364	10,873	30,104	21,585
Expense and risk charges on reinsurance	2,769	3,577	5,537	7,154
Excise tax expense	386	792	1,175	1,373
Interest expense	1,926	1,194	3,582	2,390
	95,718	98,405	191,596	204,162

Income (loss) before federal income taxes and cumulative effect of change in accounting principle	35,024	18,057	39,654	(2,589)
Federal income tax provision (benefit)	11,908	6,139	13,482	(880)
Net income (loss) before cumulative effect of change in accounting principle	23,116	11,918	26,172	(1,709)
Cumulative effect of change in accounting principle	—	—	—	(5,151)
Net income (loss)	23,116	11,918	26,172	(6,860)
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during period	930	92	1,023	(542)
Income tax (provision) benefit from unrealized holdings	(326)	(31)	(357)	184
Reclassification of gains included in net income (loss)	(170)	(41)	(249)	(14,564)
Income tax provision from reclassification adjustment	60	14	87	4,952

Comprehensive income (loss)	$23,610	$11,952	$26,676	$(16,830)

Basic earnings per share from net income (loss) before cumulative effect of change in accounting principle	$1.18	$0.62	$1.34	$(0.09)
Basic earnings per share from net income (loss)	$1.18	$0.62	$1.34	$(0.36)

Diluted earnings per share from net income (loss) before cumulative effect of change in accounting principle	$0.32	$0.57	$0.43	$(0.09)
Diluted earnings per share from net income (loss)	$0.32	$0.57	$0.43	$(0.36)

Weighted average number of shares outstanding	19,520	19,349	19,480	19,102
Weighted average number of shares and share equivalents	75,952	22,372	65,999	19,102

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flow from operating activities:
Net income (loss)	$26,172	$(6,860)
Adjustments to reconcile net income (loss) to cash provided by operations:
Amortization of intangible assets	379	388
Cumulative effect of change in accounting principle	—	5,151
Amortization of deferred reinsurance premium	1,322	1,320
Amortization of discount on long-term debt	108	—
Gain on preferred interest on early conversion	(87)	—
Policy acquisition costs, net	5,194	4,451
Deferred income taxes	13,251	(1,165)
Depreciation expense	860	850
Net realized capital gains	(249)	(14,564)
Increase (decrease) due to change in:
Receivables from agents	(67)	862
Receivable from reinsurers	1,452	3,577
Notional experience account due from reinsurer	(54,814)	(5,436)
Claim reserves	9,798	17,993
Policy reserves	18,920	34,032
Accounts payable and other liabilities	(570)	(7,861)
Federal income taxes recoverable	—	700
Accrued investment income	(475)	7,530
Other, net	1,497	(1,370)

Cash provided by operations	22,691	39,598

Cash flow from investing activities:
Proceeds from sales of bonds	11,632	469,473
Proceeds from sales of equity securities	—	9,547
Proceeds from maturities of bonds	869	3,572
Purchase of bonds	(46,419)	(20,164)
Purchase of equity securities	—	(20)
Increase in corporate owned life insurance	(1,128)	(1,743)
Deposits to notional experience account due from reinsurer	(28,057)	(589,013)
Acquisition of property and equipment	(2,177)	(550)

Cash used in investing	(65,280)	(128,898)

Cash flow from financing activities:
Proceeds from stock offering	—	2,352
Issuance of long-term debt	32,421	—
Repayment of long-term debt	(9,007)	(2,902)

Cash provided by (used in) financing	23,414	(550)
Decrease in cash and cash equivalents	(19,175)	(89,850)

Cash balances:
Beginning of period	29,206	114,600

End of period	$10,031	$24,750

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

(unaudited)

(amounts in thousands, except per share data)

The Consolidated Financial Statements should be read in conjunction with these Notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2002 of Penn Treaty American Corporation (the “Company”).  Certain amounts in the June 30, 2002 and December 31, 2002 financial statements have been reclassified to conform to the presentation in the June 30, 2003 financial statements.

In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations, comprehensive income and cash flows for the interim periods.

1.                                       New Accounting Principles:

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.  SFAS No. 150 represents phase one of the FASB’s broader project on (1) distinguishing between liability and equity instruments and (2) accounting for instruments that have characteristics of both types of instruments.  SFAS No. 150 covers a limited number of instruments that are to be classified as liabilities and is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies SFAS No. 133 to improve financial accounting and reporting for derivative instruments and hedging activities.  To ensure that contracts with comparable characteristics are accounted for similarly, SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, and amends the definition of “underlying” and certain other existing pronouncements.  SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003, except that certain provisions relating to forward purchases and sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003.  The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table reflects net income, basic and diluted earnings per share as reported and pro-forma as if the Company had adopted the fair value based method of accounting for its stock-based employee compensation awards:

	Three Months Ended June 30, ,		Six Months Ended June 30
	2003	2002	2003	2002

Net income, as reported	$23,116	$11,918	$26,172	$(6,860)
Add: Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	—	(135)	—	(240)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(53)	(11)	(63)	(156)
Pro forma net income	$23,063	$11,772	$26,109	$(7,256)

Earnings per share:
Basic - as reported	$1.18	$0.62	$1.34	$(0.36)
Basic - pro forma	$1.18	$0.61	$1.34	$(0.38)
Diluted - as reported	$0.32	$0.57	$0.43	$(0.36)
Diluted - pro forma	$0.32	$0.56	$0.43	$(0.38)

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill at that time. During the second quarter of 2002, the Company completed an impairment analysis of goodwill, in accordance with SFAS No. 142. The Company’s goodwill was recorded as a result of its purchase of its agencies and its insurance subsidiaries. As part of its evaluation, the Company completed numerous steps in determining the recoverability of its goodwill. The first required step was the measurement of total enterprise fair value versus book value. Because the Company’s fair market value, as measured by its stock price, was below book value at January 1, 2002, goodwill was next evaluated at a reporting unit level, which included its insurance agencies and insurance subsidiaries.

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

46”). FIN No. 46 requires existing, unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period.  FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN No. 46 did not have a material impact on the Company’s consolidated financial statements.

2.                                     Regulatory Developments:

Pennsylvania Corrective Action Plan

The Company’s Pennsylvania insurance subsidiaries are required to hold statutory surplus that is, at a minimum, above a calculated authorized control level at which the Pennsylvania Insurance Department (the “Department”) may place them under regulatory control, leading to rehabilitation or liquidation. At December 31, 2000, Penn Treaty Network America Insurance Company (“PTNA”), the Company’s primary insurance subsidiary, that represented 94% of its direct premium, had statutory surplus which while above the authorized control level, was at an amount that required PTNA to file a Corrective Action Plan (the “Plan”) with the insurance commissioner.  In addition, American Network Insurance Company (“ANIC”), which is owned 100% by PTNA, is also subject to the provisions of the Plan.

On February 12, 2002, the Department approved the Plan which, among other things:

a)              required the Company to enter into a reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2001 Centre Agreement”) for substantially all of its existing business at December 31, 2001  (See Note 3 — Reinsurance Agreements);

b)             limits new investments to those rated by the National Association of Insurance Commissioners (“NAIC”) as 1 or 2;

c)              limits and requires Department approval for affiliated transactions; and

d)             requires a $125,000 increase in statutory reserves over a three-year period, of which a $33,000 increase remains to be made throughout 2003 and 2004.

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

New Policy Sales

The Company is licensed and receives renewal premium revenue from policyholders in all states, but is currently prohibited from issuing new policies in 14 states. In March 2003, the Company agreed on terms for the recommencement of sales in California, which is pending subject to certain conditions. California represented approximately 14% of the Company’s premium revenue for the six months ended June 30, 2003. The Company is approved for sales in Florida and Pennsylvania (subject to Corrective Action Plans), which accounted for approximately 18% and 11% respectively, of the Company’s premium revenue for the six months ended June 30, 2003. No other state’s sales accounted for more than 10% of the Company’s premium revenue for the period ended June 30, 2003.

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

The benchmark indices are comprised of US treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years. The hybrid instrument subjects the Company to significant volatility as the estimated value of the embedded derivative is highly sensitive to changes in interest rates. A 100 basis point increase in interest rates would reduce the current notional experience account balance by approximately $79,000.

For the periods ended June 30, 2003 and 2002, respectively, the notional experience account activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Beginning balance	$734,037	$552,967	$708,982	$—
Initial premium	—	—	—	563,300
Premiums, net of claims and ceding allowance:	11,737	15,358	25,492	25,712
Investment credit:
Investment income	10,123	9,750	20,005	18,593
Market gain(loss)	38,964	19,951	43,266	(6,002)
Expense and risk charges	(2,769)	(3,577)	(5,537)	(7,154)
Broker/Custodian/Trustee fees	(239)	—	(355)	—
Ending balance	$791,853	$594,449	$791,853	$594,449

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

The Company’s current modeling and actuarial projections suggest that it is likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, PTNA’s and ANIC’s statutory surplus following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, the Company will receive cash or other liquid assets equaling the value of the notional experience account from the reinsurer. The Company would also record the necessary reserves for the business in PTNA’s and ANIC’s statutory financial statements. Accordingly, the Company’s ability to commute the agreement is highly dependent upon the value of the notional experience account exceeding the level of required statutory reserves recorded upon commutation. As of June 30, 2003, the statutory basis reserve liabilities of $928,795 exceeded the combination of the notional experience account value and funds held due to the reinsurer of $848,689.  Based upon the Company's current modeling and actuarial projections, management expects the value of the notional experience account to exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now through 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the value of the current notional experience account by approximately $79,000 and jeopardize the Company’s ability to commute as planned. As the intended commutation date approaches, the sensitivity of the notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter; however, the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation.

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

The warrants are part of the consideration for the reinsurance contract and are recognized as reinsurance premiums over the anticipated life of the contract, which is six years. The warrants were valued at the issuance date using a Black-Scholes model with the following assumptions: 6.0 years expected life, volatility of 70.9% and a risk free interest rate of 4.74%. The $15,855 value of the warrants was recorded as a deferred premium as of December 31, 2001. Of the original $15,855 value, $661 of deferred premium was amortized during each of the three months ended June 30, 2003 and 2002 and $1,322 of deferred premium was amortized during each of the six months ended June 30, 2003 and 2002.  The unamortized value of the warrants at June 30, 2003 and December 31, 2002 is $11,891 and $13,213, respectively.  These amounts are included in other assets on the Consolidated Balance Sheets.

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

4.                                     Contingencies:

Litigation

The Company and certain of its key executive officers are defendants in consolidated actions that were instituted on April 17, 2001 in the United States District Court for the Eastern District of Pennsylvania by its shareholders, on their own behalf and on behalf of a putative class of similarly situated shareholders who purchased shares of the Company’s common stock from July 23, 2000 through and including March 29, 2001. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as a result of misstatements and omissions allegedly contained in the Company’s periodic reports filed with the SEC, certain press releases issued by the Company, and in other statements made by the Company’s officials. The alleged misstatements and omissions relate, among other matters, to the statutory capital and surplus position of its largest subsidiary, PTNA. On July 1, 2002, the defendants filed an answer to the complaint, denying all liability.  Plaintiffs filed a motion for class certification on August 15, 2002, which is currently pending. On February 26, 2003, the parties reached an agreement in principle to settle the litigation for $2,300, to be paid entirely by the Company’s directors’ and officers’ liability insurance carrier.  The settlement remains subject to documentation and court approval.

The Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division.  Plaintiffs filed this matter on January 10, 2003 in Florida State court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. The Company removed this case from the Florida State court to United States District Court, Middle District of Florida, Ocala Division.  Plaintiffs’ motion to remand the case to Florida State Court was granted on June 25, 2003. Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the Class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution. The Company has filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against the Company, and to strike certain allegations of the complaint as irrelevant and improper.  A hearing on these motions has been scheduled for October 9, 2003.  While the Company cannot predict the outcome of this case, it could have a material adverse impact upon its financial condition and results of operations. However, the Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

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

The Company’s subsidiaries are parties to various other lawsuits generally arising in the normal course of their business. The Company does not believe that the eventual outcome of any of the other suits to which it is a party will have a material adverse effect on its financial condition or results of operations. However, the outcome of any single event could have a material impact upon the quarterly or annual financial results of the period in which it occurs.

Reinsurance

PTNA is a party to a reinsurance agreement to cede the risk of certain home health care claims that extend beyond 36 months. Reinsurance recoverables related to this treaty were $10,306 and $10,175 at June 30, 2003 and December 31, 2002, respectively. The reinsurer has notified PTNA that it believes that the Company is in breach of its current agreement as a result of entering the 2001 Centre Agreement without the prior written approval of the reinsurer. PTNA has contested this assertion of breach and is continuing discussions with the reinsurer to reach an equitable resolution.   The ultimate resolution of this dispute cannot be determined at this time.

5.                                     Investments:

Management has categorized all of its investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value, with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company’s total shareholders’ equity on the balance sheet. As of June 30, 2003, shareholders’ equity was increased by $1,595 due to unrealized gains of $2,453 in the investment portfolio. As of December 31, 2002, shareholders’ equity was increased by $1,090 due to unrealized gains of $1,679 in the investment portfolio.

The amortized cost and estimated market value of the Company’s available for sale investment portfolio as of June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003		December 31, 2002
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Treasury securities and obligations of U.S. Government authorities and agencies	$29,160	$30,493	$15,689	$16,861

Mortgage backed securities	2,644	2,730	1,603	1,681

Debt securities issued by foreign governments	625	616	205	216

Corporate securities	28,466	29,509	9,278	9,696

Policy loans	288	288	238	238

Total investments	$61,183	$63,636	$27,013	$28,692

Net unrealized gain	$2,453		$1,679

The majority of the Company’s investment portfolio was transferred to the reinsurer as part of the initial premium paid for the 2001 Centre Agreement. The reinsurer maintains a notional experience account for the Company’s benefit in the event of future commutation of the reinsurance agreement. The Company receives an investment credit equal to the total return of a series of benchmark indices and derivative hedges. The notional experience account balance at June 30, 2003 and December 31, 2002 was $791,853 and $708,982, respectively (See Note 3).

Pursuant to certain statutory licensing requirements, as of June 30, 2003 and December 31, 2002, the Company had on deposit bonds with an estimated market value aggregating $10,812 and $10,848, respectively in Insurance Department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

The Company maintains assets in a trust account under a reinsurance agreement with an unaffiliated insurer.  The Company is required to hold assets equal to 102% of the reserves, or $13,090 and $11,174 at June 30, 2003 and December 31, 2002, respectively, for the policies assumed under this agreement. At both June 30, 2003 and December 31, 2002, the market value of the assets in trust exceeded the required amount.

6.                                     Reconciliation of Earnings Per Share:

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation follows. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has outstanding $98,163 of convertible, subordinated notes due 2008 (see Note 8), which are convertible prior to maturity into common shares at $1.75 per share.  The effect of the conversion of these shares is included for purposes of calculating diluted earnings per share.  Anti-dilutive effects are not included.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) before cumulative effect of change in accounting principle	$23,116	$11,918	$26,172	$(1,709)
Weighted average common shares outstanding	19,520	19,349	19,480	19,102
Basic earnings per share from net income (loss) before cumulative effect of change in accounting principle	$1.18	$0.62	$1.34	$(0.09)

Net income (loss) before cumulative effect of change in accounting principle	$23,116	$11,918	$26,172	$(1,709)
Cumulative effect of change in accounting principle	—	—	—	(5,151)
Net income (loss)	$23,116	$11,918	$26,172	$(6,860)

Basic earnings per share from net income (loss)	$1.18	$0.62	$1.34	$(0.36)

Adjustments net of tax:
Interest expense on convertible debt	$1,158	$771	$2,168	$—
Amortization of debt offering costs	89	60	145	—
Diluted net income (loss) before cumulative effect of change in accounting principle	$24,363	$12,749	$28,485	$(1,709)
Diluted net income (loss)	$24,363	$12,749	$28,485	$(6,860)

Weighted average common shares outstanding	19,520	19,349	19,480	19,102
Common stock equivalents due to dilutive effect of stock options/warrants	13	395	10	—
Shares converted from convertible debt	56,419	2,628	46,509	—
Total outstanding shares for diluted earnings per share computation	75,952	22,372	65,999	19,102

Diluted earnings per share from net income (loss) before cumulative effect of change in accounting principle	$0.32	$0.57	$0.43	$(0.09)
Diluted earnings per share from net income (loss)	$0.32	$0.57	$0.43	$(0.36)

Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 41,540 and 14,588 at June 30, 2003 and December 31, 2002, respectively, because to do so would have been anti-dilutive. These securities include options, warrants (see Note 3) and convertible debt securities (see Note 8) that have exercise prices above the current period market price or the inclusion of which would result in a lower net loss per share.

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

Throughout 2002 and 2003, the Company issued shares of its common stock to its financial advisor as compensation for its assistance in various capital markets transactions.  The dates, number of shares and compensation expense as a result of the issuances were:

Date	Shares	Compensation

April 2002	60	$325
October 2002	20	68
January 2003	20	34
May 2003	100	175

8.                                       Long-Term Debt:

During the first quarter of 2003, the Company issued $32,421 in 6.25% convertible subordinated notes due 2008 (the “2008 Notes”).  The primary terms of the 2008 Notes are:

1.               the 2008 Notes can be converted by the holder into shares of the Company’s common stock at $1.75 per share;

2.               the 2008 notes may not be called by the Company or forced to convert into shares of common stock prior to October 2005;

3.               after October 2005, the 2008 Notes will mandatorily convert into shares of the Company’s common stock if at any time thereafter the average market price for fifteen trading days of the common stock exceeds $1.93; and,

4.               holders of the 2008 Notes are entitled to convert their notes into shares of the Company’s common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received until October 2005.  The Company may elect to pay this interest in cash or in newly issued shares of common stock priced at a 10% discount to the then fair market value of traded shares.

In conjunction with the issuance of the new 2008 Notes, the Company modified the terms of its existing $65,793 of 2008 Notes to make them identical to those of the new 2008 Notes.

In June 2003, the Company called and paid the entire obligation related to its remaining $8,957 of its 6.25% convertible subordinated notes due 2003.  In addition, holders of $51 of 2008 Notes elected to convert their notes in June 2003 in exchange for 29 shares of common stock.  Subsequent to June 30, 2003, holders of approximately $2,600 elected to convert their 2008 Notes in exchange for approximately 1,500 shares of common stock.

As noted above, holders of the 2008 Notes are entitled to convert their notes into shares of the Company’s common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received until that date.  The Company may elect to pay this interest in cash or in newly issued shares of common stock priced at a 10% discount to the then fair market value of traded shares.  The Company has determined that this feature is an embedded derivative as defined in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”  This embedded derivative is not clearly and closely related to the host contract, the 2008 Notes, because it could at least double the investor’s initial rate of return on the host contract and could also result in a rate of return that is at least twice what otherwise would be the market return for a contract that has the same terms as the host contract and that involves a debtor with a similar credit quality.

As a result of this determination, the Company concluded that the embedded derivative should be separately valued and bifurcated from the host contract, the 2008 Notes, upon the date that the option was granted.  At each balance sheet date, the embedded derivative must be recorded at fair value, with any change in fair value recognized in current operations.  Additionally, due to the bifurcation of the embedded derivative from the host contract, the Company’s long-term debt is recorded at a discounted amount in the Consolidated Balance Sheet.  This discount will be amortized through October 2008 using the effective interest method and an adjusted effective yield of 6.69%.

The Company determined that the fair value of the embedded derivative as of the date that the option was granted was $2,038.  This amount was separately classified as preferred interest on early conversion in the Consolidated Balance Sheets.  As of June 30, 2003, the Company adjusted the embedded derivative to its then fair value of $1,950 by recognizing a gain of $148 and $87 for the three months and six months ended June 30, 2003.  The Company also recorded $75 and $108 of additional interest expense during the three months and six months ended June 30, 2003, due to the amortization of the discount on the long-term debt.

In determining the fair value of the embedded derivative, the Company makes certain assumptions, including the future volatility and liquidity of the Company’s common stock.  If actual experience deviates from current assumptions, the Company may be subject to significant volatility in future periods.

Principal payment of the Company’s long-term debt outstanding at June 30, 2003, including the Company’s current mortgage outstanding is as follows:

Debt
2003	$1,439
2004	—
2005	—
2006	—
2007	—
2008	98,163
Total	$99,602

9.                                       Retirement Benefits:

On April 29, 2003, the Company announced that its Board of Directors had approved certain changes in the management of the Company to implement the succession plan initiated in 2002.  On May 23, 2003, in connection with the succession plan, Irving Levit stepped down as Chairman of the Board of Directors and Chief Executive Officer but will continue as a member of the Board of Directors.  In addition, the Company and Mr. Levit have entered into a consulting and retirement agreement.

The significant terms of the agreement are as follows:

a)              Mr. Levit will assume the new position of Founding Chairman.

b)             The Company will pay Mr. Levit or his spouse, until the later of his death or the death of his spouse, a retirement benefit of $100 per year and health and welfare benefits comparable to those the Company offers to its executives from time to time.

c)              Mr. Levit will continue to provide certain services to the Company for a period of up to two years, in exchange for which the Company will pay him an annual retainer of $100.

The employee benefit plans established under this agreement are unfunded.  The Company utilizes an independent actuary to calculate the total benefit obligation for pension and other benefits related to these plans.  As of June 30, 2003, the total benefit obligation recognized by the Company was $1,764.  The Company will recognize $99 in interest costs on these plans for the year ended December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (amounts in thousands, except per share data)

Overview

Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care and Medicare supplement. We experienced significant reductions in new premium sales beginning in 2001 due to the cessation of new business generation in all states and as a result of market concerns regarding our Pennsylvania insurance subsidiaries’ statutory surplus. Under our Corrective Action Plan (the “Plan”), which was approved by the Pennsylvania Insurance Department (the “Department”) in February 2002, we recommenced sales in certain states, but intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus.

Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported claims, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. Our reserves are certified annually by our consulting actuary as to standards required by the insurance departments for our domiciliary states and for the other states in which we conduct business. We believe we maintained adequate reserves as mandated by each state in which we are currently writing business at June 30, 2003. For a description of current regulatory matters affecting our insurance subsidiaries, see “Liquidity and Capital Resources - Subsidiary Operations.”

Our financial condition and results of operations are affected significantly by the following factors:

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

Additions to, or reductions in, reserves are recognized in our current Consolidated Statements of Income and Comprehensive Income as expense or income, respectively, through benefits to policyholders and are a material component of our net income or loss. A portion of premium collected in each period is set aside to establish reserves for future policy benefits. Reserves are established based upon current assumptions and we cannot assure you that actual experience will not differ materially from the assumptions used in the establishment of our reserves. Any variance from these assumptions could affect our profitability in future periods.

Deferred policy acquisition costs. In connection with the sale of our insurance policies,

we defer and amortize a portion of the policy acquisition costs over the related premium paying periods for the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred policy acquisition costs (“DAC”) is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies. In addition, the assumptions underlying DAC and our policy benefit reserves are periodically reviewed and updated to reflect current assumptions, including planned premium rate increases. In the event planned premium rate increases are not achieved, we could recognize an impairment of our DAC in the future.  Whenever we determine that our DAC is not fully recoverable, we impair the carrying value of our DAC through an expense to our Consolidated Statements of Income and Comprehensive Income.

Policy premium levels. We attempt to set premium levels to maintain planned profit margins. Premium levels on new products, as well as rate increases on existing products, are subject to government review and regulation.  We may be limited in our ability to gain approval for premium rate increases such that future profit margins could be reduced or prior losses may not be recouped.

Investment income and notional experience account. Our investment portfolio, excluding our notional experience account, consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the duration of our investments (approximately 3.4 years), investment income does not immediately reflect changes in market interest rates.

In connection with our 2001 reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2001 Centre Agreement”) (see “Liquidity and Capital Resources”), we transferred substantially all of our investment portfolio to the reinsurer as the initial premium payment. The initial and future premium for the reinsured policies, less claims payments, ceding commissions and risk charges, is credited to a notional experience account, the balance of which also receives an investment credit based upon the total market return of a series of benchmark indices and derivative hedges. The notional experience account balance represents an amount to be paid to us in the event of commutation of the agreement. We believe that the notional experience account represents a hybrid instrument, containing both a fixed debt host contract and an embedded derivative. The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the fixed debt host contract. We are accounting for the investment credit received on the notional experience account as follows:

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

As a result, our results of operations are subject to significant volatility. Recorded market value gains or losses, although recognized in current earnings, are expected to be partially offset in future periods from the receipt of the most recent market interest rates for all subsequent periods. The benchmark indices are comprised of U.S. Treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years.

Lapsation and persistency. Our financial condition and results of operations may be effected by lapsation and persistency, both of which relate to the renewal of insurance policies. Lapsation is the termination of a policy by non-renewal. Lapsation is automatic if and when premiums become more than 31 days overdue, although, in some cases, a lapsed policy may be reinstated within six months. Persistency represents the percentage of policies renewed, which we calculate by dividing the total number of policies in-force at the end of each year (less new policies added during the year) by the total number of policies in-force at the end of the prior year.  Prior to December 31, 2002, we calculated persistency by dividing the total annual premiums at the end of each year (less first year premiums for that year) by the total annual premiums in-force for the prior year. For purposes of these calculations, a decrease in total policies in-force or the annual premiums in-force at the end of any year would be the result of non-renewal of policies, including policies that have terminated by reason of death, lapsed due to nonpayment of premiums and/or have been converted to other policies we offered. The calculation was changed at December 31, 2002 due to the impact of rate increases on the annual premiums in-force at the end of December 31, 2002.  We believe that using the number of policies in-force will provide a more accurate measure of persistency and will continue to utilize that method of calculation in the future.

Policies renew or lapse for a variety of reasons, both internal and external. We believe that our efforts to address policyholder concerns or questions help to ensure policy renewals. We work closely with our licensed agents, who play an integral role in policy persistency and policyholder communication.

Economic cycles can influence a policyholder’s ability to continue the payment of insurance premiums when due. We believe that publicity regarding Federal and state tax legislation allowing medical deductions for certain long-term care insurance premiums has raised public awareness of the escalating costs of long-term care and the value provided to the consumer by long-term care insurance. The ratings assigned to our insurance subsidiaries by independent rating agencies also influence consumer decisions.

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

Results of Operations

Three Months Ended June 30, 2003 and 2002

Premiums. Effective September 10, 2001, we determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was completed and approved by the Department. This decision resulted from our concern about further depletion of statutory surplus from new policy sales prior to the completion and approval of the Plan and from increasing concern with respect to the status of the Plan expressed by many states in which we are licensed to conduct business. Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 13 additional states.  These 36 states represented approximately 71% in aggregate of our total premium revenue in the 2003 quarter.  In March, we agreed upon terms for the recommencement of sales in California, which is pending subject to certain conditions, which we believe will be satisfied during the fourth quarter of 2003. California represented 14% of our premium revenue in the 2003 quarter. We are actively working with the remaining states to recommence new policy sales in all jurisdictions.

Total premium revenue earned in the three month period ended June 30, 2003 (the “2003 quarter”), including long-term care, disability, life and Medicare supplement, decreased 6.2% to $78,707, compared to $83,906 in the same period in 2002 (the “2002 quarter”).

Total first year premium revenue in the 2003 quarter increased 32.7% to $1,693, compared to $1,276 in the 2002 quarter. First year long-term care premium revenue in the 2003 quarter increased 41.4% to $1,471, compared to $1,040 in the 2002 quarter.   We anticipate that first year premium revenue will continue to increase as independent agents that sold our policies prior to the cessation of sales are reengaged and independent agents that had not previously sold our policies are recruited.  In addition to this increase in states in which we have recommenced sales, we anticipate that we will recommence sales in additional states in which we are currently not writing new business.

Total renewal premium revenue in the 2003 quarter decreased 6.8% to $77,014 compared to $82,630 in the 2002 quarter. Renewal long-term care premium revenue in the 2003 quarter decreased 7.2% to $74,218, compared to $79,974 in the 2002 quarter. We may continue to experience reduced renewal premium revenue in the future, primarily driven by the reduced level of new premium revenue in recent prior periods as discussed above and the lapsation of existing policies.

Net investment income. Net investment income earned for the 2003 quarter increased 3.9% to $10,572, from $10,172 for the 2002 quarter.

As a result of our 2001 Centre Agreement, substantially all of our investable assets from business written prior to December 31, 2001, were transferred to the reinsurer. The reinsurer maintains a notional experience account on our behalf in the event that the reinsurance agreement is later commuted. As discussed above in “Overview,” the notional experience account is credited with an investment credit equal to the most recent yield to maturity on a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our liabilities.

Our average yield on invested assets at cost, including cash and cash equivalents, was 5.02% and 6.55% in the 2003 and 2002 quarters, respectively. The investment income component of our notional experience account investment credit generated $10,123 and $9,750 in the 2003 and 2002 quarters, respectively.  The yield on our notional experience account was 5.53% and 7.02% in the 2003 and 2002 quarters, respectively. The decrease in our average yield is due to a decline in market interest rates which has the greatest impact on our notional experience account.  The notional experience account yields a fixed return based upon the yield to maturity of the underlying benchmark indices, which are comprised of U.S. Treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years.

Market gain on notional experience account. We recorded a market gain on our notional experience account balance of $38,964 in the 2003 quarter compared to a market gain of $19,951 in the 2002 quarter.

As discussed in “Overview” and “Net investment income” above, the reinsurer maintains a notional experience account for our benefit in the event of future recapture of the reinsured business. The notional experience account receives an investment credit based upon the total return of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our reserve liabilities. Periodic changes in the market values of the benchmark indices and derivative hedges are recorded in our financial statements as a realized gain or loss in the period in which they occur. The notional experience account is susceptible to market interest rate changes.  As a result, our future financial statements are subject to significant volatility.  During both the 2003 and 2002 quarters, market interest rates decreased, leading to a market gain on the notional experience account. Subsequent to June 30, 2003, there has been an increase in market rates, which we believe if sustained, will generate a market loss on the notional experience account.

Other income. We recorded $2,181 in other income during the 2003 quarter, down from $2,392 in the 2002 quarter. The decrease is attributable primarily to a decrease of approximately $350 in the income generated from our ownership of corporate owned life insurance policies.

Benefits to policyholders. Total benefits to policyholders in the 2003 quarter decreased 2.6% to $60,873, compared to $62,515 in the 2002 quarter. Our loss ratio, or policyholder benefits to premium revenue, was 77.3% in the 2003 quarter, compared to 74.3% in the 2002 quarter.

Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. In 2001 and 2002, we filed for premium rate increases on the majority of our policies in-force. These rate increases were necessary because we expected higher loss ratios as a result of higher claims expectations than existed at the time of the original premium rate filings. We have filed additional premium rate increases on many policies in-force as result of new claim assumptions we established in the third quarter of 2002.  We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining the recently filed or future rate increases when deemed necessary, or if we do not pursue rate increases when actual claims experience exceeds our expectations, we would suffer a financial loss.

Historically, we have observed variations throughout the year in the payment or incurrals of new claims.  Management employs seasonal assumptions throughout the year, based upon observed historical trends, in the establishment of its claim reserves so that it can more consistently monitor loss ratio variances from its expectations based upon other significant factors such as claims duration and incidence.  We reduced our claims reserves by approximately $4,650 and $7,579, as of June 30, 2003 and 2002 respectively, to reflect this seasonal variation.

In July 2003, following an internal review of historic home health care claims and external consultant guidance, we implemented new claims adjudication procedures for family member and private caregiver services. We estimate that these new protocols, which include increased in-home assessments and additional plan of care structure, will decrease future benefit payments on current claims. As a result, we have reduced our claims reserves in the 2003 quarter by approximately $5,200 to reflect our best estimate of the impact of our new claims adjudication procedures.

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

As a result of premium rate increases implemented during the 2002 quarter, our persistency declined in the 2002 quarter compared to the first quarter of 2002.  This decline, or “shock lapse,” was within the bounds of our expectations and served to reduce benefit reserves by approximately $5,000 during the 2002 quarter.  Management believes that shock lapses are generally not preferable to policy persistence in that the lapsing policyholders are assumed to be healthier and lower risks.  Also, while recognizing a current period income benefit from the release of reserves, future period revenues are reduced as a result of lapsation.  No significant rate increases were implemented during the 2003 quarter.

Commissions. Commissions to agents decreased 12.1% to $10,260 in the 2003 quarter, compared to $11,677 in the 2002 quarter.

First year commissions on accident and health business in the 2003 quarter increased 26.1% to $907, compared to $719 in the 2002 quarter, due to the increase in first year accident and health premium revenue. The ratio of first year accident and health commissions to first year accident and health premium revenue was 53.6% in the 2003 quarter and 56.3% in the 2002 quarter. The first year commission ratio for both the 2003 and 2002 quarters is lower than the first year commission ratio prior to the cessation of sales in 2001 due to the increased portion of premium revenue attributable to the sale of our Secured Risk, Medicare Supplement and franchise group policies. All of these policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies.   We believe that sales of theses policies as a percentage of new sales are likely to remain at this level as we recommence sales in many states.  Other long-term care policy sales have declined as a result of our lower financial ratings with A.M. Best and Standard and Poor’s rating services and continued consumer and agent concerns regarding our financial strength.

Renewal commissions on accident and health business in the 2003 quarter decreased 15.6% to $9,903, compared to $11,734 in the 2002 quarter, due to the decrease in renewal accident and health premium revenue. The ratio of renewal accident and health commissions to renewal accident and health premiums was 13.0% in the 2003 quarter and 14.3% in the 2002 quarter. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001.  We do not pay commissions on the additional premium collected as a result of a rate increase, which reduces the ratio of renewal commissions to renewal premium revenue.

Net policy acquisition costs amortized.  The net policy acquisition costs amortized in the 2003 quarter decreased to $2,140, compared to $7,777 in the 2002 quarter.

Deferred costs are typically all costs that are directly related to, and vary with, the acquisition of new premiums. The deferred costs include the variable portion of commissions, which are defined as the first year commissions less ultimate renewal commissions, and variable general and administrative expenses related to policy sales, underwriting and issuance. Deferred costs are amortized over the life of the policy based on actuarial assumptions, including persistency of policies in-force. In the event a policy lapses prematurely due to death or termination of coverage, the remaining unamortized portion of the deferred amount is immediately recognized as expense in the current period.

The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. However, lower new premium revenue throughout 2002 and continuing through the 2003 quarter produced significantly less expense deferral to offset amortized costs. In addition, during the 2002 quarter, higher policyholder lapses (as noted under “Premiums”), resulted in increased amortization of deferred policy acquisition costs.

General and administrative expenses. General and administrative expenses in the 2003 quarter increased 59.7% to $17,364, compared to $10,873 in the 2002 quarter. The ratio of total general and administrative expenses to premium revenues was 22.1% in the 2003 quarter, compared to 12.1% in the 2002 quarter.

During the 2003 quarter, we recorded expense of approximately $2,500 related to the initial recognition of future retirement benefits payable to our former chairman and severance related expenses for certain managers whose positions will be eliminated during the third quarter of 2003.  Management estimates that it will recognize future annual savings related to the salaries and benefits related to these positions of approximately $900.

During the 2003 quarter, we incurred additional expenses of approximately $1,000 related to the recommencement of new sales in certain key states as compared to the 2002 quarter.  Salaries and employee benefits increased approximately $1,100 in the 2003 quarter compared to the 2002 quarter.  This increase is due to salary increases, increased health insurance premiums, the addition of employees in the marketing, actuarial and accounting functions, and the accrual of bonuses for executives and employees.  Legal expenses increased approximately $350 in the 2003 quarter compared to the 2002 quarter due to costs associated with premium rate increase litigation.  The expenses related to our information system replacement project, which started after the 2002 quarter, were approximately $200.

One of our agency subsidiaries has expanded its regional office structure in order to increase its ability to sell additional new long-term care policies that we and other companies offer.  As a result of the staffing and initial capitalization of these offices, as well as sales promotion expenses, we incurred approximately $600 of additional expense in the 2003 quarter.  We anticipate that these expenses will eventually be offset by additional revenue.

We believe that we currently have substantial capacity for premium growth at our current staff levels, print inventories and other expense categories.  We also believe that our current expense levels represent the minimum requirements necessary to reengage new sales territories, design competitive product lines and properly underwrite new policy applications. However, we believe that if we remain unable to write new business in certain states where we have ceased new production, or if we are unable to use our existing staff and infrastructure capacity to generate additional premium revenue, we will need to decrease production expenses, which could result in decisions to reduce our staff or other operating functions.

Six Months Ended June 30, 2003 and 2002

Premiums. Total premium revenue earned in the six month period ended June 30, 2003 (the “2003 period”), including long-term care, disability, life and Medicare supplement, decreased 3.5% to $162,285, compared to $168,142 in the same period in 2002 (the “2002 period”).

Total first year premium revenue in the 2003 period decreased 8.9% to $3,235, compared to $3,551 in the 2002 period. First year long-term care premium revenue in the 2003 period decreased 8.9% to $2,803, compared to $3,077 in the 2002 quarter.   We anticipate that first year premium revenue will begin to increase as independent agents that sold our policies prior to the cessation of sales are reengaged and independent agents that had not previously sold our policies are recruited.  In addition to this increase in states in which we have recommenced sales, we anticipate that we will recommence sales in additional states in which we are currently not writing new business.

Total renewal premium revenue in the 2003 period decreased 3.4% to $159,050 compared to $164,591 in the 2002 period. Renewal long-term care premium revenue in the 2003 period decreased 3.8% to $153,125, compared to $159,250 in the 2002 period. We may continue to experience reduced renewal premium revenue in the future, primarily driven by the reduced level of new premium revenue in recent prior periods as discussed above and the lapsation of existing policies.

Net investment income. Net investment income earned for the 2003 period increased 6.2% to $20,919, from $19,707 for the 2002 period.

Our average yield on invested assets at cost, including cash and cash equivalents, was 5.11% and 6.48% in the 2003 and 2002 periods, respectively. The investment income component of our notional experience account investment credit generated $20,002 and $18,593 in the 2003 and 2002 periods, respectively.  The yield on our notional experience account was 5.65% and 6.69% in the 2003 and 2002 periods, respectively. The decrease in our average yield is due to a decline in market interest rates which has the greatest impact on our notional experience account.  The notional experience account yields a fixed return based upon the yield to maturity of the underlying benchmark indices, which are comprised of U.S. Treasury strips, agencies and investment grade corporate bonds with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years.

Net realized capital gains. During the 2003 period, we recognized capital gains of $249 compared to $14,564 in the 2002 period. The capital gains in the 2003 period were recorded as a result of our normal investment management operations.  The gains recognized in the 2002 period resulted from the transfer of substantially all of our invested assets to our reinsurer.

Market gain (loss) on notional experience account. We recorded a market gain on our notional experience account balance of $43,266 in the 2003 period compared to a market loss of $6,002 in the 2002 period.  The notional experience account is susceptible to market interest rate changes.  As a result, our future financial results are subject to significant volatility.  During the 2003 period market rates decreased, leading to a market gain on the notional experience as compared to the 2002 period in which market rates increased. Subsequent to June 30, 2003, there has been an increase in market interest rates, which we believe if sustained, will generate a market loss on the notional experience account.

Other income. We recorded $4,444 in other income during the 2003 period, down from $5,162 in the 2002 quarter. The decrease is attributable primarily to a decrease of approximately $600 in the income generated from our ownership of corporate owned life insurance policies.  In addition, net commission payments earned by our agency subsidiaries were $200 less in the 2003 period than in the 2002 period, primarily as a result of the payment of overwrite commissions to newly employed branch managers.  Overwrite commissions represent a portion of commission income paid to managers for recruiting sales agents that write new policies.

Benefits to policyholders. Total benefits to policyholders in the 2003 period decreased 12.4% to $125,040, compared to $142,702 in the 2002 period. Our loss ratio, or policyholder benefits to premium revenue, was 77.05% in the 2003 period, compared to 84.9% in the 2002 period.

Historically, we have observed variations throughout the year in the payment or incurrals of new claims.  Management employs seasonal assumptions throughout the year, based upon observed historical trends, in the establishment of its claim reserves so that it can more consistently monitor loss ratio variances from its expectations based upon other significant factors such as claims duration and incidence.  We reduced our claims reserves by approximately $4,650 and $7,579 as of June 30, 2003 and 2002 respectively, to reflect this seasonal variation.

In July, 2003, following an internal review of historic home health care claims and external consultant guidance, we implemented new claims adjudication procedures for family member and private caregiver services.  We estimate that these new protocols, which include increased in-home assessments and additional plan of care structure, will decrease future benefit payments on current claims. As a result, we have reduced our claims reserves in the 2003 period by approximately $5,200 to reflect our best estimate of the impact of our new claims adjudication procedures.

During the first quarter of 2002, the composition of our aggregate policyholder base changed.  As a result, our policyholder base included more policies with inflation protection, shorter elimination periods and type of care protection than we had previously seen.  This change in composition resulted in a higher loss ratio in the 2002 period as compared to the 2003 period.

Commissions. Commissions to agents decreased 14.5% to $20,964 in the 2003 period, compared to $24,507 in the 2002 period.

First year commissions on accident and health business in the 2003 period decreased 22.4% to $1,687, compared to $2,175 in the 2002 period, primarily due to the decrease in first year accident and health premium revenue. The ratio of first year accident and health commissions to first year accident and health premium revenue was 52.1% in the 2003 period and 61.3% in the 2002 period. The first year commission ratio for both the 2003 and 2002 periods is lower than the first year commission ratio prior to the cessation of sales in 2001 due to the increased sale of our Secured Risk, Medicare Supplement and franchise group policies as a percentage of new sales. All of these policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies.   We believe that sales of these policies as a percentage of new sales are likely to remain at this level as we recommence sales in many states.  We believe that the sale of long-term care policies has declined as a result of our lower financial ratings with A.M. Best and Standard and Poor’s rating services and continued consumer and agent concerns regarding our financial strength.

Renewal commissions on accident and health business in the 2003 period decreased 15.1% to $20,372, compared to $23,982 in the 2002 period, due to the decrease in renewal accident and health premium revenue. The ratio of renewal accident and health commissions to renewal accident and health premiums was 12.9% in the 2003 period and 14.7% in the 2002 period. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001.  We do not pay commissions on the additional premium collected as a result of a rate increase, which reduces the ratio of renewal commissions to renewal premium revenue.

Net policy acquisition costs amortized.  The net policy acquisition costs amortized in the 2003 period increased to $5,194, compared to $4,451 in the 2002 period.

Deferred costs are typically all costs that are directly related to, and vary with, the acquisition of new premiums. The deferred costs include the variable portion of commissions, which are defined as the first year commissions less ultimate renewal commissions, and variable general and administrative expenses related to policy sales, underwriting and issuance. Deferred costs are amortized over the life of the policy based on actuarial assumptions, including persistency of policies in-force. In the event a policy lapses prematurely due to death or termination of coverage, the remaining unamortized portion of the deferred amount is immediately recognized as expense in the current period.

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

General and administrative expenses. General and administrative expenses in the 2003 period increased 39.5% to $30,104, compared to $21,585 in the 2002 period. The ratio of total general and administrative expenses to premium revenues was 18.6% in the 2003 period, compared to 12.2% in the 2002 period.

During the 2003 period, we recorded expense of approximately $2,500 related to the initial recognition of future retirement benefits payable to our former chairman and severance related expenses for certain managers whose responsibilities will be eliminated during the third quarter of 2003.  Management estimates that it will recognize future annual savings related to the salaries and benefits related to these positions of approximately $900.

During the 2003 period, we incurred additional expenses of approximately $1,550 related to the recommencement of new sales in certain key states as compared to the 2002 period.  Salaries and employee benefits increased approximately $1,700 in the 2003 period compared to the 2002 period.  This increase is due to salary increases, increased health insurance premiums, the addition of employees in the marketing, actuarial and accounting functions, and the accrual of bonuses for executives and employees.  Legal expenses increased approximately $750 in the 2003 period compared to the 2002 period due to costs associated with premium rate increase litigation.  The expenses related to our information system replacement project which started after the 2002 period, were approximately $400.

One of our agency subsidiaries has expanded its regional office structure in order to increase its ability to sell additional new long-term care policies that we and other companies offer.  As a result of the staffing and initial capitalization of these offices, we incurred approximately $900 of additional expense in the 2003 period.  We anticipate that these expenses will eventually be offset by additional revenue, and that these offices will be profitable within the next several quarters.

We believe that we currently have substantial capacity for premium growth at our current staff levels, print inventories and other expense categories.  We also believe that our current expense levels represent the minimum requirements necessary to reengage new sales territories, design competitive product lines and properly underwrite new policy applications. However, we believe that if we remain unable to write new business in certain states where we have ceased new production, or if we are unable to use our existing staff and infrastructure capacity to generate additional premium revenue, we will need to decrease production expenses, which could result in decisions to reduce our staff or other operating functions.

Liquidity and Capital Resources

Our consolidated liquidity requirements have historically been met from the operations of our insurance subsidiaries, from our agency subsidiaries and from funds raised in the capital markets. Our primary sources of cash from normal operations are premiums, investment income and maturities of investments. We have obtained, and may in the future obtain, cash through public and private offerings of our common stock, the exercise of stock options and warrants and other capital markets activities including the sale or exchange of debt instruments.  Our primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

In the 2003 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash decreased $19,175 in the 2003 period primarily due to payments made to our reinsurer of $28,057 and the purchase of $46,419 in bonds. In the 2003 period, our cash was also decreased as a result of the repayment of approximately $9,000 of convertible subordinated notes due 2003.  Our cash was increased during the period due primarily to $32,421 in additional funds generated from the issuance of convertible subordinated debt. This was supplemented by $20,691 from operations. The major source of cash from operations was premium received.

In the 2002 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing.  Our cash decreased $89,850 in the 2002 period primarily due to payments made to our reinsurer of $589,013 and from the purchase of $20,184 in bonds and equity securities.  Cash was provided primarily from the maturity and sale of $482,592 in bonds and equity securities.  These sources of funds were supplemented by $39,598 from operations.  The major source of cash from operations was premium received.

We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. As of June 30, 2003, shareholders’ equity was increased by $1,595 due to unrealized gains of $2,453 in the investment portfolio. As of December 31, 2002, shareholders’ equity was increased by $1,090 due to unrealized gains of $1,679 in the investment portfolio.

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

We have successfully engaged in capital markets activities, including issuance of both debt and equity capital, over the past two years to fund our liquidity and subsidiary capital needs. These activities have included:

1)  In March 2002, we completed a private placement of 510 shares of common stock for net proceeds of $2,352. The common stock was sold to several then existing and new institutional investors, at $4.65 per share. The offering price was a 10 percent discount to the 30-day average price of our common stock prior to the issuance of the new shares.

2)  In September 2002, we commenced an offer of up to $74,750 in aggregate principal amount of 6.25% convertible subordinated notes due 2008 (the “2008 Notes”) in exchange for up to all of our then outstanding 6.25% convertible subordinated notes due 2003 (the “2003 Notes”). Under the terms of the exchange offer, the 2008 Notes would have terms similar to the 2003 Notes but mature in October 2008 and be convertible into shares of our common stock at a conversion price of $5.31.  We exchanged approximately $65,793 of the 2003 Notes for 2008 Notes.

3)  In December 2002, we commenced the sale of additional 2008 Notes.  During the 2003 period, we completed the sale of 2008 Notes and received proceeds of $32,421. We used $16,000 of the proceeds to satisfy the premium to surplus requirements of our voluntary consent order with the Florida Insurance Department. We used the remaining proceeds to supplement parent liquidity, to call and pay the entire obligation on our remaining 2003 Notes of $8,957 and for general working capital purposes.

The primary terms of the 2008 Notes are:

1.               the 2008 Notes can be converted by the holder into shares of our common stock at $1.75 per share;

2.               the 2008 notes may not be called by us or forced to convert into shares of our stock prior to October 2005;

3.               after October 2005, the 2008 Notes will mandatorily convert into shares of our common stock if at any time thereafter the average market price for fifteen trading days of the common stock exceeds $1.93; and,

4.               holders of the 2008 Notes are entitled to convert their notes into shares of our common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received until October 2005.  We may elect to pay this interest in cash or in newly issued shares of common stock priced at a 10% discount to the then fair market value of traded shares.

In conjunction with the issuance of the new 2008 Notes, we modified the terms of our existing $65,793 of 2008 Notes to make them identical to those of the new 2008 Notes.

4)  Holders of $51 of 2008 Notes elected to convert their notes in June 2003 in exchange for 29 shares of common stock.  Subsequent to June 30, 2003, holders of approximately $2,500 elected to convert their 2008 Notes in exchange for approximately 1,420 shares of common stock.

In order to accomplish the foregoing, we engaged a financial advisor to assist us in these capital markets efforts.    Throughout 2002 and 2003, we provided shares of common stock to our financial advisor as compensation for its assistance in various capital markets transactions.  The dates, number of shares and compensation expense recorded as a result of the issuances were:

Date	Shares	Compensation

April 2002	60	$325
October 2002	20	68
January 2003	20	34
May 2003	100	175

At June 30, 2003, our total principal payment and lease obligations through 2008 were as follows:

	Lease
	Debt	Obligations	Total
2003	$1,439	$258	$1,697
2004	—	252	252
2005	—	18	18
2006	—	18	18
2007	—	18	18
2008	98,163	18	98,181
Total	$99,602	$582	$100,184

The debt obligation in 2003 is a $1,439 mortgage obligation of our subsidiary, which is due in December 2003.  We intend to make this payment using currently available funds at our subsidiary. Other amounts due after 2008 are immaterial.

The parent company’s cash flow needs primarily include interest payments on outstanding debt and operating expenses. The funding is primarily derived from the operating cash flow of our agency subsidiary operations and dividends from the insurance subsidiaries. However, the dividend capabilities of the insurance subsidiaries are limited and we may need to rely upon the dividend capabilities of our agency subsidiaries to meet current liquidity needs. Our current cash on hand and these sources of funds are expected to be sufficient to meet our liquidity needs through at least March 2004, but may be insufficient to meet our interest payments thereafter. If our available funds are insufficient to meet any interest payments, we will need to raise additional capital to fully satisfy parent company liquidity needs, including interest payments on our 2008 Notes in April and October of 2004.  We will also need to raise additional capital to further service our 2008 Notes and provide for other parent company liquidity needs after 2004.

Our anticipated cash needs for the remainder of 2003 are as follows:

Debt interest payments	$3,000
Other parent expenses, net of reimbursement	200
$3,200

Our anticipated sources to meet our 2003 obligations are:

Cash and investments on hand	$2,700
Subsidiary sources	1,500
$4,200

There can be no assurance that we will be able to access the capital markets to raise funds necessary to meet our future obligations.

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

Our insurance subsidiaries, PTNA, American Network Insurance Company (“ANIC”), and American Independent Network Insurance Company of New York (“American Independent”) (representing approximately 94%, 5% and 1% of our direct in-force premium, respectively) are required to hold statutory surplus that is above a certain required level. At December 31, 2000, PTNA had Total Adjusted Capital at the Regulatory Action level, which required it to file a Plan with the Department.

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

Our current modeling and actuarial projections suggest that we are likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, our statutory capital following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, we would receive cash or other liquid assets equaling the market value of our notional experience account from the reinsurer. We would also record the necessary reserves for the business in our statutory financial statements. Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. As of June 30, 2003, the statutory basis reserve liabilities of $928,795 exceed the notional experience account value of $848,689.  Based upon our current modeling and actuarial projections, management expects the value of the notional experience account to exceed the reserve liabilities at December 31, 2007.  In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $79,000 and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the experience account balance prior to commutation. When we become highly confident of our ability to support the reinsured policies, we will notify the reinsurer of our intention to commute the agreement on December 31, 2007. The reinsurer has agreed to fix the market value of the experience account at that time, and to then invest the assets in a manner that we request in order to minimize short term volatility.

As part of our reinsurance agreement, effective December 31, 2001, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants are exercisable through December 31, 2007 at common stock equivalent prices ranging from $4.00 to $12.00 per share. If exercised and converted, the convertible preferred stock would represent approximately 15% of the then outstanding shares of our common stock on a fully diluted basis. If the agreement is not commuted on December 31, 2007, the reinsurer may exercise the fourth tranche of convertible preferred stock purchase warrants at a common stock equivalent price of $2.00 per share, and if converted would represent an additional 20% of the then outstanding common stock on a fully diluted basis.

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

In the event we determine that commutation of the reinsurance agreement is unlikely on December 31, 2007, but likely at some future date, we will include additional annual expense risk charge credits against our notional experience account in our DAC recoverability analysis. As a result, we could impair the value of our DAC asset and record the impairment in our financial statements. However, we currently believe that we will have sufficient statutory capital and surplus to commute the reinsurance agreement on December 31, 2007 or that sufficient alternatives, such as additional capital issuance or new reinsurance opportunities, are available to enable us to commute the agreement as planned.

The reinsurance agreement also granted the reinsurer an option to participate in reinsuring new business sales on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure up to 50% of future sales, subject to a limitation on the reinsurer’s risk. The reinsurer may continue this level of participation on the next $100,000 in new policy premium issued after January 1, 2002. The final agreement, which was entered into in December 2002, further provides the reinsurer with an option to reinsure a portion of the next $1,000,000 in newly issued long-term care annual insurance premium, subject to maximum quota share amounts of up to 40% as additional policies are written.

This agreement does not qualify for reinsurance treatment in accordance with GAAP because, based on our analysis, the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to an aggregate limit of liability that reduces the likelihood of the reinsurer realizing a significant loss on the agreement. However, this agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

In February 2003, the reinsurer notified us that it may, for reasons unrelated to us, discontinue its quota share reinsurance of new long-term care insurance policies issued on or after September 1, 2003. Our separate agreement with the reinsurer to reinsure existing policies issued prior to December 31, 2001 will be unaffected by any determination made by the reinsurer regarding newly issued policies.  To date, the reinsurer has not provided us with official notification that it intends to discontinue the agreement.

In addition to the requirement to enter into the 2001 Centre Agreement, the Plan, among other things:

a)              Limits new investments to those rated by the National Association of Insurance Commissioners (“NAIC”) as 1 or 2.

b)             Limits and requires Department approval for affiliated transactions.

c)              Requires a $125,000 increase in statutory reserves over a three-year period, of which a $33,000 increase remains to be made throughout 2003 and 2004.

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

Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 13 additional states.  These 36 states represented approximately 71% of our premium revenue in the 2003 period. We are actively working with the remaining states to recommence new policy sales in all jurisdictions. We have recently agreed upon terms for the recommencement of sales in

California, which represented approximately 14% of our premium revenue during the 2003 period.  Recommencement of sales is pending subject to the completion of certain conditions, which we believe will be satisfied during the fourth quarter of 2003.

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

Our subsidiaries’ debt currently consists primarily of a mortgage note in the amount of $1,439 that was issued by a former subsidiary and assumed by us when that subsidiary was sold. The mortgage note is currently amortized over 15 years, and has a balloon payment due on the remaining outstanding balance in December 2003. Although the note carries a variable interest rate, we have entered into an amortizing swap agreement with the same bank with a nominal amount equal to the outstanding debt, which has the effect of converting the note to a fixed rate of interest of 6.85%.  We intend to pay off the outstanding balance of the note with available cash at our subsidiary.

New Accounting Principles

(amounts in thousands)

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.  SFAS No. 150 represents phase one of the FASB’s broader project on (1) distinguishing between liability and equity instruments and (2) accounting for instruments that have characteristics of both types of instruments.  SFAS No. 150 covers a limited number of instruments that are to be classified as liabilities and is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have a material impact on our consolidated financial statements.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. We adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill at that time. During the second quarter 2002, we completed an impairment analysis of goodwill, in accordance with SFAS No. 142. Our goodwill was recorded as a result of the purchase of our agencies and our insurance subsidiaries. As part of our evaluation, we completed numerous steps in determining the recoverability of our goodwill. The first required step was the measurement of total enterprise fair value versus book value. Because our fair market value, as measured by our stock price, was below book value at January 1, 2002, goodwill was next evaluated at a reporting unit level, which is comprised of our insurance agencies and insurance subsidiaries.

Upon completion of our evaluation, we determined that the goodwill associated with the agency purchases was fully recoverable. The deficiency of current market value to book value was attributed to the insurance subsidiary values. As a result, we determined that the goodwill associated with our insurance subsidiaries was impaired and recognized an impairment loss of $5,151 from our transitional impairment test of goodwill, which we recorded as a cumulative effect of change in accounting principle. The impairment has been recorded effective January 1, 2002.  Management has completed an assessment of other intangible assets and has determined to continue to amortize these assets so as to closely match the future profit emergence from these assets

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), which amends Statement of Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to maintain our accounting for stock-based compensation in accordance with APB No. 25, but have adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period.  FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN No. 46 is not expected to have a material impact on our consolidated financial statements.

Forward Looking Statements

Certain statements made by us may be considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. An investment in PTA securities includes certain risks, which may be specific to us or to the long-term care insurance industry. Factors which could cause actual results to differ from expectations include, among others, our ability to comply with the Corrective Action Plan, the Florida Consent Order, the orders or directives of other states in which we do business or any special provisions imposed by states in connection with the resumption of writing new business, our ability to commute our reinsurance agreement and to recapture our reinsured policies and accumulated notional experience account balance, whether our Corrective Action Plan will be accepted and approved by all states, our ability to meet our future risk-based capital goals, the adverse financial impact of suspending new business sales, our ability to raise adequate capital to meet regulatory requirements and to support anticipated growth, our ability to refinance, convert or repay our 2008 convertible notes, the cost associated with recommencing new business sales, liquidity needs and debt obligations, the adequacy of our loss reserves and the recoverability of our DAC asset, our ability to sell insurance products in certain states, including California, our ability to resume generating new business in all states, our ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of our capital and surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, our ability to defend ourself against adverse litigation, and our ability to recapture, expand and retain our network of productive independent agents, especially in light of the suspension of new business.

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

Our financial instruments are held for purposes other than trading. Our portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions. However, our notional experience account balance, which represents substantially all of our investable assets at June 30, 2003, is with one reinsurer. Although sufficient assets to support our statutory reserve liabilities are secured by trust accounts and irrevocable letters of credit with major United States financial institutions, the accumulated profits of our reinsured business are susceptible to significant credit risk of the reinsurer.

We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 84.4% of total liabilities). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

The hypothetical effects of changes in market rates or prices on the fair values of our financial instruments (including our notional experience account balance, as discussed below) as of June 30, 2003, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

If interest rates had increased by 100 basis points at June 30, 2003, there would have been a decrease of approximately $75,000 in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. A 200 basis point increase in market rates at June 30, 2003 would have resulted in a decrease of approximately $142,000 in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $84,000 and $179,000, respectively, in the net fair value of our total investments and debt.

Effective December 31, 2001, we entered a reinsurance agreement to reinsure, on a quota share basis, substantially all of our long-term care insurance policies in-force. The transaction resulted in the transfer of debt and equity securities of approximately $563,000 to the reinsurer. The agreement provides us with the opportunity to commute and recapture after December 31, 2007. To that end, the reinsurer will maintain a notional experience account for our benefit only in the event of commutation and recapture, which reflects the initial premium paid, future premiums collected net of claims, expenses and accumulated investment earnings. The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark indices and hedges that are designed to closely match the duration of reserve liabilities. As a result, we will likely experience significant volatility in our future financial statements.

Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $79,000 and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the reacquired policies. The reinsurer has agreed to fix the market value of the notional experience account at that time, and to then invest the assets in a manner that we request in order to minimize short term volatility.

We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases.  The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict the possible impact on our investment income of hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of June 30, 2003.

Item 4.  Controls and Procedures

The Company carried out an evaluation of the effectiveness of its disclosure controls and procedures within 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have not been any significant changes in the Company’s internal controls, or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, or any corrective actions with regard to significant deficiencies and material weaknesses.

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

Our Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division.  Plaintiffs filed this matter on January 10, 2003 in Florida State court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. We removed this case from the Florida State court to United States District Court, Middle District of Florida, Ocala Division.  Plaintiffs’ motion to remand the case to Florida State Court was granted on June 25, 2003. Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the Class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution. We have filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against the Company, and to strike certain allegations of the complaint as irrelevant and improper.  A hearing on these motions has been scheduled for October 9, 2003.  While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations. However, we believe that the complaint is without merit and intend to continue to defend the matter vigorously.

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

Our subsidiaries are parties to various other lawsuits generally arising in the normal course of their business. We do not believe that the eventual outcome of any of the other suits to which we are a party will have a material adverse effect on our financial condition or results of operations. However, the outcome of any single event could have a material impact upon the quarterly or annual financial results of the period in which it occurs.

Item 2. Changes in Securities

In May 2003, we issued 120,000 shares of common stock as compensation to Philadelphia Brokerage Corporation, our financial advisor, in a private placement.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 23, 2003.  At this meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

1.               To elect three persons to the Company’s Board of Directors as Class I Directors to serve until the 2006 Annual Meeting of Shareholders and until their successors are elected and have been qualified.

	For	Against	Abstentions	Broker Non-Votes
a) William W. Hunt	18,174,117	0	220,732	0
b) Irving Levit	17,333,061	0	1,061,788	0
c) Domenic Stangherlin	18,169,961	0	224,888	0

2.               To ratify the selection of PricewaterhouseCoopers LLP as the independent public accountants for the Company and its subsidiaries for the year ending December 31, 2003.

For	Against	Abstentions	Broker Non-Votes
18,334,683	17,565	42,601	0

3.               To transact other business that properly comes before the Annual Meeting, or any adjournments or postponements.

For	Against	Abstentions	Broker Non-Votes
17,537,787	709,750	147,312	0

Item 5. Other Information

On May 23, 2003, the Company’s Board of Directors elected Gary Hindes as Chairman to succeed Irving Levit, who remains a member of the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)                                                      Reports on Form 8-K.

Date	Item No.	Financial Statements
May 13, 2003	7.9	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN TREATY AMERICAN CORPORATION
Registrant

Date:	August 11, 2003	/s/ William W. Hunt
William W. Hunt
President and Chief Executive Officer

Date:	August 11, 2003	/s/ Cameron B. Waite
Cameron B. Waite
Executive Vice President and Chief Financial Officer