Form 10-Q
period 2003-09-30
PENN TREATY AMERICAN CORP
filed 2003-11-14
CIK 814181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

The number of shares outstanding of the Registrant’s common stock, par value $.10 per share, as of November 11, 2003 was 24,784.

PART I                                                                                            FINANCIAL INFORMATION

Item 1.           Financial Statements

Penn Treaty American Corporation is one of the leading providers of long-term nursing home and home health care insurance. Our unaudited Consolidated Balance Sheets, Statements of Income and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 17 of this report. Our financial statements represent the consolidation of our operations and those of our subsidiaries: Penn Treaty Network America Insurance Company, American Network Insurance Company, American Independent Network Insurance Company of New York, Penn Treaty (Bermuda) Ltd., United Insurance Group Agency, Inc., Network Insurance Senior Health Division and Senior Financial Consultants Company, which are underwriters and marketers of long-term care insurance, Medicare supplement and other senior-market products.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Investments:
Bonds, available for sale at market (cost of $55,452 and $26,775, respectively) (1)	$57,036	$28,454
Policy loans	306	238
Total investments	57,342	28,692
Cash and cash equivalents (1)	13,688	29,206
Property and equipment, at cost, less accumulated depreciation of $ 9,214 and $7,925, respectively	15,658	13,611
Unamortized deferred policy acquisition costs	162,293	171,357
Receivables from agents, less allowance for uncollectible amounts of $395 and $119, respectively	1,482	1,654
Accrued investment income	778	414
Goodwill	20,360	20,360
Receivable from reinsurers	25,613	26,218
Corporate owned life insurance	59,313	57,773
Experience account due from reinsurer	777,674	708,982
Other assets	20,200	21,933
Total assets	$1,154,401	$1,080,200

LIABILITIES
Policy reserves:
Accident and health	$493,495	$464,318
Life	12,881	12,553
Claim reserves	346,472	329,944
Accounts payable and other liabilities	21,784	18,859
Long-term debt, less discount of $1,791 and $0, respectively	94,623	76,245
Preferred interest on early conversion	2,305	—
Deferred income taxes	23,035	23,101
Total liabilities	994,595	925,020
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding	—	—
Common stock, par value $.10; 150,000 and 40,000 shares authorized, respectively; 22,511 and 20,340 shares issued, respectively	2,251	2,034
Additional paid-in capital	100,755	97,058
Accumulated other comprehensive income	1,029	1,090
Retained earnings	62,476	61,703
	166,511	161,885
Less 915 common shares held in treasury, at cost	(6,705)	(6,705)
	159,806	155,180
Total liabilities and shareholders’ equity	$1,154,401	$1,080,200

(1) Cash and investments of $26,690 and $22,022, respectively, are restricted as to use.

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
(unaudited)
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Premium revenue	$81,471	$83,635	$243,756	$251,777
Net investment income	11,144	10,122	32,064	29,829
Net realized capital gains	16	85	265	14,649
Market (loss) gain on notional experience account	(34,540)	62,747	8,726	56,745
Change in preferred interest on early conversion liability	(354)	—	(267)	—
Other income	1,719	4,361	6,162	9,523
	59,456	160,950	290,706	362,523

Benefits and expenses:
Benefits to policyholders	63,763	164,170	188,803	306,872
Commissions	10,234	11,527	31,198	36,034
Net policy acquisition costs amortized	3,870	3,403	9,065	7,854
General and administrative expense	14,118	13,344	44,222	34,929
Expense and risk charges on reinsurance	2,768	3,577	8,305	10,731
Excise tax expense	961	812	2,136	2,185
Interest expense	2,225	1,195	5,807	3,585
	97,939	198,028	289,536	402,190
(Loss) income before federal income taxes and cumulative effect of change in accounting principle	(38,483)	(37,078)	1,170	(39,667)
Federal income tax (benefit) provision	(13,085)	(12,607)	398	(13,487)
Net (loss) income before cumulative effect of change in accounting principle	(25,398)	(24,471)	772	(26,180)
Cumulative effect of change in accounting principle	—	—	—	(5,151)
Net (loss) income	(25,398)	(24,471)	772	(31,331)
Other comprehensive (loss) income:
Unrealized holding (loss) gain arising during period	(853)	890	170	347
Income tax benefit (provision) from unrealized holdings	298	(302)	(58)	(118)
Reclassification of gains included in net (loss) income	(16)	(85)	(265)	(14,649)
Income tax provision from reclassification adjustment	5	28	92	4,981
Comprehensive (loss) income	$(25,964)	$(23,940)	$711	$(40,770)

Basic earnings per share from net (loss) income before cumulative effect of change in accounting principle	$(1.20)	$(1.26)	$0.04	$(1.36)
Basic earnings per share from net (loss) income	$(1.20)	$(1.26)	$0.04	$(1.63)

Diluted earnings per share from net (loss) income before cumulative effect of change in accounting principle*	$(1.20)	$(1.26)	$0.04	$(1.36)
Diluted earnings per share from net (loss) income*	$(1.20)	$(1.26)	$0.04	$(1.63)

Weighted average number of shares outstanding	21,099	19,376	20,026	19,194
Weighted average number of shares and share equivalents	21,099	19,376	20,026	19,194

* Basic and diluted earnings per share are the same because all securities are anti-dilutive for the periods presented.

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flow from operating activities:
Net income (loss)	$772	$(31,331)
Adjustments to reconcile net income (loss) to cash provided by operations:
Amortization of intangible assets	697	1,313
Cumulative effect of change in accounting principle	—	5,151
Amortization of deferred reinsurance premium	1,982	1,980
Amortization of gain on assumption of reinsurance	79	1,952
Amortization of discount on long-term debt	247	—
Change in preferred interest on early conversion liability	267	—
Policy acquisition costs, net	9,065	7,854
Deferred income taxes	(33)	(11,988)
Depreciation expense	1,289	1,274
Net realized capital gains	(265)	(14,649)
Equity issued for interest expense from long-term debt conversions	491	—
Increase (decrease) due to change in:
Receivables from agents	(104)	779
Receivable from reinsurers	1,472	430
Notional experience account due from reinsurer	(27,451)	(79,429)
Claim reserves	16,528	110,180
Policy reserves	28,637	63,238
Accounts payable and other liabilities	2,925	(1,519)
Federal income taxes recoverable	—	(1,071)
Accrued investment income	(364)	7,476
Other, net	(543)	(2,475)
Cash provided by operations	35,691	59,165

Cash flow from investing activities:
Proceeds from sales of bonds	22,818	473,554
Proceeds from sales of equity securities	—	9,547
Proceeds from maturities of bonds	2,934	3,672
Purchase of bonds	(54,230)	(25,523)
Purchase of equity securities	—	(20)
Increase in corporate owned life insurance	(1,540)	(2,576)
Deposits to notional experience account due from reinsurer	(41,241)	(606,693)
Acquisition of property and equipment	(3,336)	(1,450)
Cash used in investing	(74,595)	(149,489)

Cash flow from financing activities:
Proceeds from stock offering	—	2,351
Issuance of long-term debt	32,421	—
Repayment of long-term debt	(9,035)	(2,924)

Cash provided by (used in) financing	23,386	(573)
Decrease in cash and cash equivalents	(15,518)	(90,897)
Cash balances:
Beginning of period	29,206	114,600
End of period	$13,688	$23,703

Non-cash transactions:

Equity issued for long-term debt conversions	$3,217	$—

Equity issued for interest expense from long-term debt conversions	$491	$—

Equity issued for financial advisor fees	$207	$393

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(unaudited)
(amounts in thousands, except per share data)

The Consolidated Financial Statements should be read in conjunction with these Notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2002 of Penn Treaty American Corporation (the “Company”).  Certain amounts in the September 30, 2002 and December 31, 2002 financial statements have been reclassified to conform to the presentation in the September 30, 2003 financial statements.

In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations, comprehensive income and cash flows for the interim periods.

1.                                       New Accounting Principles:

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.  SFAS No. 150 represents phase one of the FASB’s broader project on (1) distinguishing between liability and equity instruments and (2) accounting for instruments that have characteristics of both types of instruments.  SFAS No. 150 covers a limited number of instruments that are to be classified as liabilities and is effective at the beginning of the first interim period beginning after June 15, 2003.  The implementation of certain provisions related to mandatorily redeemable financial instruments has been deferred.  The adoption of SFAS No. 150 will not have any impact on the Company’s consolidated financial statements.

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

The following table reflects net income, basic and diluted earnings per share as reported and pro-forma as if the Company had adopted the fair value based method of accounting for its stock-based employee compensation awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net (loss) income, as reported	$(25,398)	$(24,471)	$772	$(31,331)
Add: Stock-based employee compensation income included in reported net income, net of related tax effects	—	(44)	—	(284)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(66)	(4)	(129)	(160)
Pro forma net (loss) income	$(25,464)	$(24,519)	$643	$(31,775)

Earnings per share:
Basic - as reported	$(1.20)	$(1.26)	$0.04	$(1.63)
Basic - pro forma	$(1.21)	$(1.27)	$0.03	$(1.66)
Diluted - as reported	$(1.20)	$(1.26)	$0.04	$(1.63)
Diluted - pro forma	$(1.21)	$(1.27)	$0.03	$(1.66)

2.                                       Regulatory Developments:

Pennsylvania Corrective Action Plan

The Company’s Pennsylvania insurance subsidiaries are required to hold statutory surplus that is, at a minimum, above a calculated authorized control level at which the Pennsylvania Insurance Department (the “Department”) may place them under regulatory control, leading to rehabilitation or liquidation. At December 31, 2000, the Company’s primary insurance subsidiary, Penn Treaty Network America Insurance Company (“PTNA”), which represented 94% of the Company’s direct premium, had statutory surplus which, while above the authorized control level, was at an amount that required PTNA to file a Corrective Action Plan (the “Plan”) with the insurance commissioner.  In addition, American Network Insurance Company (“ANIC”), which is owned 100% by PTNA, is also subject to the provisions of the Plan.

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

c)              limits and requires Department approval for affiliated transactions; and

d)             requires a $125,000 increase in statutory reserves over a three-year period, of which a $28,000 increase remains to be made before the end of 2004.

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

New Policy Sales

The Company is licensed and receives renewal premium revenue from policyholders in all states, but is currently prohibited from issuing new policies in 14 states. In March 2003, the Company agreed on terms for the recommencement of sales in California, which is pending subject to certain conditions. California renewal premiums represented approximately 14% of the Company’s premium revenue for the nine months ended September 30, 2003. The Company is approved for sales in Florida and Pennsylvania (subject to Corrective Action Plan), which accounted for approximately 17% and 12% respectively, of the Company’s premium revenue for the nine months ended September 30, 2003. No other state’s sales accounted for more than 10% of the Company’s premium revenue for the nine months ended September 30, 2003.

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

b)             The change in fair value of the embedded derivative represents the percentage change in the underlying indices applied to the notional experience account, similar to that of an unrealized gain/loss on a bond. The change in the fair value of the embedded derivative is reported as market (loss) gain on notional experience account in the Statements of Income and Comprehensive Income.

The benchmark indices are comprised of US treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years. The hybrid instrument subjects the Company to significant volatility as the estimated value of the embedded derivative is highly sensitive to changes in interest rates. A 100 basis point increase in interest rates would reduce the current notional experience account balance by approximately $77,000.

For the periods ended September 30, 2003 and 2002, respectively, the notional experience account activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Beginning balance	$791,853	$594,449	$708,982	$—
Initial premium	—	—	—	563,300
Premiums, net of claims and ceding allowance	12,612	22,705	38,103	48,417
Investment credit:
Investment income	10,627	9,798	30,633	28,391
Market (loss) gain	(34,540)	62,747	8,726	56,745
Expense and risk charges	(2,768)	(3,577)	(8,305)	(10,731)
Broker/custodian/trustee fees	(110)	—	(465)	—
Ending balance	$777,674	$686,122	$777,674	$686,122

The reinsurance agreement contains commutation provisions and allows the Company to recapture the reserve liabilities and the current notional experience account balance as of December 31, 2007, or on December 31 of any year thereafter. The Company intends, but is not required, to commute the agreement on December 31, 2007. In the event the Company does not commute the agreement on December 31, 2007, the expense and risk charges applied to the notional experience account will increase significantly. Additionally, the reinsurance agreement contains covenants and conditions that, if breached, may result in the immediate commutation of the agreement and the payment of $2,500 per quarter from the period of the breach through December 31, 2007.

The Company’s current modeling and actuarial projections suggest that it is likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, PTNA’s and ANIC’s statutory surplus following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, the Company will receive cash or other liquid assets equaling the value of the notional experience account from the reinsurer. The Company would also record the necessary reserves for the business in PTNA’s and ANIC’s statutory financial statements. Accordingly, the Company’s ability to commute the agreement is highly dependent upon the value of the notional experience account exceeding the level of required statutory reserves recorded upon commutation. As of September 30, 2003, the statutory basis reserve liabilities of $959,086 exceeded the combination of the notional experience account value and funds held due to the reinsurer of $836,922.  Based upon the Company’s current modeling and actuarial projections, management expects the value of the notional experience account to exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now through 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the value of the current notional experience account by approximately $77,000 and jeopardize the Company’s ability to commute as planned. As the intended commutation date approaches, the sensitivity of the notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter; however, the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation.

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

The warrants are part of the consideration for the reinsurance contract and are recognized as reinsurance premiums over the anticipated life of the contract, which is six years. The warrants were valued at the issuance date using a Black-Scholes model with the following assumptions: 6.0 years expected life, volatility of 70.9% and a risk free interest rate of 4.74%. The $15,855 value of the warrants was recorded as a deferred premium as of December 31, 2001. Of the original $15,855 value, $661 of deferred premium was amortized during each of the three months ended September 30, 2003 and 2002 and $1,982 of deferred premium was amortized during each of the nine months ended September 30, 2003 and 2002.  The unamortized value of the warrants at September 30, 2003 and December 31, 2002 is $11,230 and $13,213, respectively.  These amounts are included in other assets on the Consolidated Balance Sheets.

As a result of the Company’s intention to commute, it considered only the expense and risk charges anticipated prior to the commutation date in its unamortized deferred acquisition costs (“DAC”) recoverability analyses and has not recorded the potential of future escalating charges.  In the event the Company determines that commutation of the reinsurance agreement on

December 31, 2007 is unlikely, but likely at some future date, it will include additional annual reinsurer expense and risk charges in its DAC recoverability analysis. As a result, it could impair the value of its DAC asset and record the impairment in its financial statements at that time. However, the Company currently believes that PTNA and ANIC will have sufficient statutory capital and surplus to commute the agreement on December 31, 2007 or that sufficient alternatives, such as additional capital issuance or new reinsurance opportunities, will be available to enable it to commute the agreement on December 31, 2007.

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

The Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division.  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. The Company removed this case from the Florida State Court to United States District Court, Middle District of Florida, Ocala Division.  Plaintiffs’ motion to remand the case to Florida State Court was granted on June 25, 2003. Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution. The Company has filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against the Company, and to strike certain allegations of the complaint as irrelevant and improper.  A hearing on these motions had been originally scheduled for October 9, 2003 and is in the process of being rescheduled.  While the Company cannot predict the outcome of this case, it could have a material adverse impact upon its financial condition and results of operations. However, the Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

The Company and two of its subsidiaries, PTNA and Senior Financial Consultants Company, are defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania by National Healthcare Services, Inc. The complaint seeks compensatory damages in excess of $150 and punitive damages in excess of $5,000 for an alleged breach of contract and misappropriation. The claims arise out of a joint venture related to the AllRisk Healthcare program, which was marketed first by PTNA and then later by Senior Financial Consultants Company. The parties completed the depositions of fact witnesses on October 30, 2003 and the Company intends to file a motion for summary judgment.  The court has set forth a schedule for the filing of summary judgment briefs, and has scheduled oral argument on the motions for February 26, 2004.  The defendants have denied the allegations of the complaint and will continue to defend the matter vigorously. While the Company cannot predict the outcome of this case, the Company believes that any resolution of this action will not have a material impact on its financial condition or results of operations.

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

Reinsurance

PTNA is a party to a reinsurance agreement to cede the risk of certain home health care claims that extend beyond 36 months. Reinsurance recoverables related to this treaty were $10,629 and $10,175 at September 30, 2003 and December 31, 2002, respectively. The reinsurer has notified PTNA that it believes that the Company is in breach of its current agreement as a result of entering the 2001 Centre Agreement without the prior written approval of the reinsurer. PTNA has contested this assertion of breach based upon its verbal and written notification to the reinsurer prior to entering the 2001 Centre Agreement.   PTNA further believes that the 2001 Centre Agreement substantially improved PTNA’s financial strength and further protected the reinsurer. The ultimate resolution of this dispute cannot be determined at this time.

5.                                       Investments:

Management has categorized all of its investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value, with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company’s total shareholders’ equity on the balance sheet. As of September 30, 2003, shareholders’ equity was increased by $1,029 due to unrealized gains of $1,584 in the investment portfolio. As of December 31, 2002, shareholders’ equity was increased by $1,090 due to unrealized gains of $1,679 in the investment portfolio.

The amortized cost and estimated market value of the Company’s available for sale investment portfolio as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003		December 31, 2002
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Treasury securities and obligations of U.S. Government authorities and agencies	$27,216	$28,142	$15,689	$16,861

Mortgage backed securities	2,273	2,322	1,603	1,681

Debt securities issued by foreign governments	338	346	205	216

Corporate securities	25,625	26,226	9,278	9,696

Policy loans	306	306	238	238

Total investments	$55,758	$57,342	$27,013	$28,692

Net unrealized gain	$1,584		$1,679

The majority of the Company’s investment portfolio was transferred to the reinsurer as part of the initial premium paid for the 2001 Centre Agreement. The reinsurer maintains a notional experience account for the Company’s benefit in the event of future commutation of the reinsurance agreement. The Company receives an investment credit equal to the total return of a series of benchmark indices and derivative hedges. The notional experience account balance at September 30, 2003 and December 31, 2002 was $777,674 and $708,982, respectively (See Note 3).

Pursuant to certain statutory licensing requirements, as of September 30, 2003 and December 31, 2002, the Company had on deposit bonds with an estimated market value aggregating $12,399 and $10,848, respectively, in Insurance Department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

The Company maintains assets in a trust account under a reinsurance agreement with an unaffiliated insurer.  The Company is required to hold assets equal to 102% of the reserves for the policies assumed under this agreement.  At September 30, 2003 and December 31, 2002, the market value of the assets in the trust was $14,291 and $11,174, respectively.

6.                                       Reconciliation of Earnings Per Share:

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation follows. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects are not included. At September 30, 2003, the Company has $94,997 of convertible, subordinated notes due 2008 (see Note 10), which are convertible prior to maturity into common shares at $1.75 per share.  The effect of the conversion of these shares is included for purposes of calculating diluted earnings per share, unless the effect is anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net (loss) income before cumulative effect of change in accounting principle	$(25,398)	$(24,471)	$772	$(26,180)
Weighted average common shares outstanding	21,099	19,376	20,026	19,194
Basic earnings per share from net (loss) income before cumulative effect of change in accounting principle	$(1.20)	$(1.26)	$0.04	$(1.36)

Net (loss) income before cumulative effect of change in accounting principle	$(25,398)	$(24,471)	$772	$(26,180)
Cumulative effect of change in accounting principle	—	—	—	(5,151)
Net (loss) income	$(25,398)	$(24,471)	$772	$(31,331)
Basic earnings per share from net (loss) income	$(1.20)	$(1.26)	$0.04	$(1.63)

Adjustments net of tax:
Interest expense on convertible debt	$—	$—	$—	$—
Amortization of debt offering costs	—	—	—	—
Diluted net (loss) income before cumulative effect of change in accounting principle	$(25,398)	$(24,471)	$772	$(26,180)
Diluted net (loss) income	$(25,398)	$(24,471)	$772	$(31,331)

Weighted average common shares outstanding	21,099	19,376	20,026	19,194
Common stock equivalents due to dilutive effect of stock options/warrants	—	—	—	—
Shares converted from convertible debt	—	—	—	—
Total outstanding shares for diluted earnings per share computation	21,099	19,376	20,026	19,194

Diluted earnings per share from net (loss) income before cumulative effect of change in accounting principle	$(1.20)	$(1.26)	$0.04	$(1.36)
Diluted earnings per share from net (loss) income	$(1.20)	$(1.26)	$0.04	$(1.63)

Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive, were 95,794 and 14,588 at September 30, 2003 and December 31, 2002, respectively. These securities include options, warrants (see Note 3) and convertible debt securities (see Note 10) that have exercise prices above the current period market price or the inclusion of which would result in a lower net loss per share.

7.                                       Claim Reserves:

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

During the period ended September 30, 2002, in order to estimate reserves for future claims payments more precisely, the Company refined its assumptions and process for developing these reserves. As a result of this analysis, the Company’s actuarial modeling suggested that future claim payments would likely exceed its past assumptions, which, if unaddressed, could continue to cause future adverse deviation, and, as a result of these changes the Company strengthened its claim reserves by $83,000 in the period ended September 30, 2002.

8.                                       Policy Reserves and Deferred Policy Acquisition Costs:

The Company also maintains reserves for policies that are not currently on claim based upon actuarial expectations that a policy may go on claim in the future. Benefit reserves are determined by evaluating future claims less premium payments to determine the present value of the Company’s anticipated future liability. These reserves are calculated based on factors that include estimates for mortality, morbidity, interest rates, premium rate increases and persistency. Factor components generally include assumptions that are consistent with both our experience and industry practices.

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

At September 30, 2002, the Company reviewed the appropriateness and recoverability of its existing DAC. From this review, it determined to recognize a DAC impairment loss of $1,100 during the period ended September 30, 2002, primarily as a result of the incorporation of certain assumptions related to the future profitability of its current business in force. These assumptions included the use of a lower discount rate, which reflects the current interest rate environment, higher anticipated claims costs due to newly estimated claim duration and expected future premium rate increases on policies for which the Company has already filed or anticipates filing. Also, these new assumptions are utilized in the determination of the Company’s claim reserves. In the event that premium rate increases cannot be obtained as needed, or actual experience differs from the Company’s assumptions, DAC could be further impaired and the Company would incur an expense in the amount of the impairment.

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

Throughout 2002 and 2003, the Company issued shares of its common stock to its financial advisor as compensation for its assistance in various capital markets transactions.  The dates, number of shares and compensation expense as a result of the issuances were:

Date	Shares	Compensation

April 2002	60	$325
October 2002	20	68
January 2003	20	34
May 2003	100	173

10.                                 Long-Term Debt:

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

As noted above, holders of the 2008 Notes are entitled to convert their notes into shares of the Company’s common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received until that date.  The Company may elect to pay this interest in cash or in newly issued shares of common stock.  If the Company elects to pay in newly issued shares of common stock, the stock is priced at a 10% discount to the then fair market value of traded shares.  The Company has determined that this feature is an embedded derivative as defined in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”  This embedded derivative is not clearly and closely related to the host contract, the 2008 Notes, because it could at least double the investor’s initial rate of return on the host contract and could also result in a rate of return that is at least twice what otherwise would be the market return for a contract that has the same terms as the host contract and that involves a debtor with a similar credit quality.

As a result of this determination, the Company concluded that the embedded derivative should be separately valued and bifurcated from the host contract, the 2008 Notes, upon the date that the option to receive discounted interest was granted.  At each balance sheet date, the embedded derivative must be recorded at fair value, with any change in fair value recognized in current operations.  Additionally, due to the bifurcation of the embedded derivative from the host contract, the Company’s long-term debt is recorded at a discounted amount in the Consolidated Balance Sheet.  This discount will be amortized through October 2008 using the effective interest method and an adjusted effective yield of 6.69%.

The Company determined that the fair value of the embedded derivative as of the date that the option to receive discounted interest was granted was $2,038.  This amount was separately classified as preferred interest on early conversion and also recorded as a discount on long-term debt in the Consolidated Balance Sheets.  As of September 30, 2003, the Company adjusted the embedded derivative to its then fair value of $2,305 by recognizing a loss of $354 and $267 for the three months and nine months ended September 30, 2003, respectively.  The Company recorded $138 and $247 of additional interest expense during the three months and nine months ended September 30, 2003, respectively, due to the amortization of the discount on the long-term debt.  As of September 30, 2003, the remaining discount on the long-term debt is $1,791.

In determining the fair value of the embedded derivative, the Company makes certain assumptions, including the future volatility and liquidity of the Company’s common stock.  If actual experience deviates from current assumptions, the Company may be subject to significant volatility in future periods.

Holders of $3,217 of 2008 Notes elected to convert their notes during the nine months ended September 30, 2003 in exchange for 2,051 shares of common stock, including shares issued for the preferred interest on early conversion.  Subsequent to September 30, 2003, holders of approximately $3,565 elected to convert their 2008 Notes in exchange for approximately 2,273 shares of common stock, including shares issued for the preferred interest on early conversion.  As a result of the conversions prior to September 30, 2003, the Company recorded additional interest expense of approximately $490 related to the preferred interest on early conversion, for both the three and nine months ended September 30, 2003.

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

Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported claims, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. Our reserves are certified annually by our consulting actuary as to standards required by the insurance departments for our domiciliary states and for the other states in which we conduct business. We believe we maintained adequate reserves as mandated by each state in which we are currently writing business at September 30, 2003. For a description of current regulatory matters affecting our insurance subsidiaries, see “Liquidity and Capital Resources - Subsidiary Operations.”

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

Deferred policy acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods for the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred policy acquisition costs (“DAC”) is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies. In addition, the assumptions underlying DAC and our policy benefit reserves are periodically reviewed and updated to reflect current assumptions, including planned premium rate increases. In the event planned premium rate increases are not achieved, or our actual experience differs from our assumptions, we could recognize an impairment of our DAC in the future.  Whenever we determine that our DAC is not fully recoverable, we impair the carrying value of our DAC through an expense to our Consolidated Statements of Income and Comprehensive Income.

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

In connection with our 2001 reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2001 Centre Agreement”) (see “Liquidity and Capital Resources – Subsidiary Operations”), we transferred substantially all of our investment portfolio to the reinsurer as the initial premium payment. The initial and future premium for the reinsured policies, less claims payments, ceding commissions and risk charges, is credited to a notional experience account, the balance of which also receives an investment credit based upon the total market return of a series of benchmark indices and derivative hedges. The notional experience account balance represents an amount to be paid to us in the event of commutation of the agreement. We believe that the notional experience account represents a hybrid instrument, containing both a fixed debt host contract and an embedded derivative. The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the fixed debt host contract. We are accounting for the investment credit received on the notional experience account as follows:

a)              The fixed debt host yields a fixed return based upon the yield to maturity of the underlying benchmark indices. The return on the fixed debt host is reported as investment income in the Statements of Income and Comprehensive Income.

b)             The change in fair value of the embedded derivative represents the percentage change in the underlying indices applied to the notional experience account, similar to that of an unrealized gain/loss on a bond. The change in the fair value of the embedded derivative is reported as market (loss) gain on notional experience account in the Statements of Income and Comprehensive Income.

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

Results of Operations

Three Months Ended September 30, 2003 and 2002

Premiums. Effective September 10, 2001, we determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was completed and approved by the Department. This decision resulted from our concern about further depletion of statutory surplus from new policy sales prior to the completion and approval of the Plan and from increasing concern with respect to the status of the Plan expressed by many states in which we are licensed to conduct business. Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We are now approved to recommence new policy sales in 13 additional states.  These 36 states represented approximately 71% in aggregate of our total premium revenue in the three month period ended September 30, 2003 (the “2003 quarter”).  In March, we agreed upon terms for the recommencement of sales in California, which is pending subject to certain conditions, which we remain hopeful can be satisfied during the fourth quarter of 2003.  We believe new sales in California are likely to recommence in the first quarter of 2004.  California renewal premiums represented 14% of our premium revenue in the 2003 quarter. We are actively working with the remaining states to recommence new policy sales in all jurisdictions.

Total premium revenue earned in the 2003 quarter, including long-term care, Medicare supplement, disability and life decreased 2.59% to $81,471, compared to $83,635 in the same period in 2002 (the “2002 quarter”).

Total first year premium revenue in the 2003 quarter increased 61.85% to $2,070, compared to $1,279 in the 2002 quarter. First year long-term care premium revenue in the 2003 quarter increased 75.24% to $1,833, compared to $1,046 in the 2002 quarter.   We anticipate that first year premium revenue will continue to increase as independent agents that sold our policies prior to the cessation of sales are reengaged and independent agents that had not previously sold our policies are recruited.  In addition to this increase in states in which we have recommenced sales, we anticipate that we will recommence sales in additional states in which we are currently not writing new business.

Total renewal premium revenue in the 2003 quarter decreased 3.59% to $79,401 compared to $82,356 in the 2002 quarter. Renewal long-term care premium revenue in the 2003 quarter decreased 3.99% to $76,397, compared to $79,575 in the 2002 quarter. We may continue to experience reduced renewal premium revenue in the future, primarily driven by the reduced level of new premium revenue in recent prior periods as discussed above and the lapsation of existing policies.

Net investment income. Net investment income earned for the 2003 quarter increased 10.10% to $11,144, from $10,122 for the 2002 quarter.

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

Our average yield on invested assets at cost, including cash and cash equivalents, was 5.21% and 6.10% in the 2003 and 2002 quarters, respectively. The investment income component of our notional experience account investment credit generated $10,627 and $9,798 in the 2003 and 2002 quarters, respectively.  The yield on our notional experience account was 5.59% and 6.40% in the 2003 and 2002 quarters, respectively. The decrease in our average yield is due to a decline over the past year in market interest rates, which has the greatest impact on our notional experience account.  The notional experience account yields a fixed return based upon the yield to maturity of the underlying benchmark indices, which are comprised of U.S. Treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years.

Market (loss) gain on notional experience account. We recorded a market loss on our notional experience account balance of $34,540 in the 2003 quarter compared to a market gain of $62,747 in the 2002 quarter.

As discussed in “Overview” and “Net investment income” above, the reinsurer maintains a notional experience account for our benefit in the event of future recapture of the reinsured business. The notional experience account receives an investment credit based upon the total return of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our reserve liabilities. Periodic changes in the market values of the benchmark indices and derivative hedges are recorded in our financial statements as a realized gain or loss in the period in which they occur. The notional experience account is susceptible to market interest rate changes.  As a result, our future financial statements are subject to significant volatility.  During the 2003 quarter, market interest rates increased, leading to a market loss on the notional experience account as compared to the 2002 quarter, where market interest rates decreased, leading to a market gain on the notional experience account.

Other income. We recorded $1,719 in other income during the 2003 quarter, down from $4,361 in the 2002 quarter. The decrease is attributable primarily to the recognition in the 2002 quarter of a deferred gain of approximately $2,000 from the 2001 sale of our disability business.  In addition there was a decrease of approximately $420 in the income generated from our ownership of corporate owned life insurance policies.

Benefits to policyholders. Total benefits to policyholders in the 2003 quarter decreased 61.16% to $63,763, compared to $164,170 in the 2002 quarter. Our loss ratio, or policyholder benefits to premium revenue, was 78.26% in the 2003 quarter, compared to 196.3% in the 2002 quarter.

During the 2002 quarter we refined our assumptions and processes for developing our claim reserves.  This included redefining certain “multiple” claims as a single claim and employing new assumptions and processes for predicting the continuance, or the likelihood of a claim continuing in the future.  This resulted in an increase to claims reserves of approximately $83,000 in the 2002 quarter.

Further, we employed a lower discount rate of 5.7% in the 2002 quarter, which increased our claims reserves by approximately $5,000. We believe that, as a result of lower market interest rates, the lower discount rate more closely matched our anticipated return from the investment of assets supporting these reserves. We continue to use the 5.7% discount rate in the 2003 quarter.

Claims experience can differ from our expectations due to numerous factors, including mortality rates, duration of care and type of care utilized. When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. In 2001 and 2002, we filed for premium rate increases on the majority of our policies in-force. These rate increases were necessary because we expected higher loss ratios as a result of higher claims expectations than existed at the time of the original premium rate filings. We have filed additional premium rate increases on many policies in-force as result of new claim assumptions we established in the third quarter of 2002.  We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining the recently filed or future premium rate increases when deemed necessary, or if we do not pursue premium rate increases when actual claims experience exceeds our expectations, we would suffer a financial loss.

Historically, we have observed variations throughout the year in the payment or incurrals of new claims.  Management employs seasonal assumptions throughout the year, based upon observed historical trends, in the establishment of its claim reserves so that it can more consistently monitor loss ratio variances from its expectations based upon other significant factors such as claims duration and incidence.  We reduced our claims reserves by $3,278 and $2,594 as of September 30, 2003 and 2002, respectively, to reflect this seasonal variation.

Our policy reserves, which are held for policyholders not currently on claim, are highly dependent upon several factors, including policyholder persistency and the mix of policies with varying benefit amounts or types.  We project the growth of our policy reserves based upon the current and projected mix of policies in-force.  Variances from our expectations result from future changes in this mix that differs from our assumptions.

Commissions. Commissions to agents decreased 11.22% to $10,234 in the 2003 quarter, compared to $11,527 in the 2002 quarter.

First year commissions on accident and health business in the 2003 quarter increased 94.99% to $1,129, compared to $579 in the 2002 quarter, due to the increase in first year accident and health premium revenue. The ratio of first year accident and health commissions to first year accident and health premium revenue was 54.5% in the 2003 quarter and 45.3% in the 2002 quarter. The first year commission ratio for both the 2003 and 2002 quarters is lower than the first year commission ratio prior to the cessation of sales in 2001 due to the increased portion of premium revenue attributable to the sale of our Secured Risk, Medicare Supplement and franchise group policies. All of these policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies.   We believe that sales of these policies as a percentage of new sales are likely to remain at this level as we recommence sales in many states.  We believe that the sale of long-term care policies has declined as a percentage of sales as a result of our lower financial ratings with A.M. Best and Standard and Poor’s rating services and continued consumer and agent concerns regarding our financial strength.

Renewal commissions on accident and health business in the 2003 quarter decreased 6.22% to $9,642, compared to $10,282 in the 2002 quarter, due to the decrease in renewal accident and health premium revenue. The ratio of renewal accident and health commissions to renewal accident and health premiums was 12.2% in the 2003 quarter and 12.6% in the 2002 quarter. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001.  We do not pay commissions on the additional premium collected as a result of a rate increase, which reduces the ratio of renewal commissions to renewal premium revenue.

Net policy acquisition costs amortized.  The net policy acquisition costs amortized in the 2003 quarter increased to $3,870, compared to $3,403 in the 2002 quarter.

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

At September 30, 2002, we reviewed the appropriateness and recoverability of DAC. From this review, we determined to recognize a DAC impairment charge of $1,100 during the third quarter of 2002 primarily as a result of the incorporation of certain assumptions related to the future profitability of our current business in force. These assumptions included the use of a lower discount rate, which reflects the current interest rate environment, higher anticipated claims costs due to newly estimated claim duration and reasonably expected future premium rate increases on policies for which we have already filed or anticipate filing. In the event that premium rate increases cannot be obtained as needed, or our actual experience differs from our assumptions, our DAC could be further impaired and we would incur an expense in the amount of the impairment.

General and administrative expenses. General and administrative expenses in the 2003 quarter increased 5.80% to $14,118, compared to $13,344 in the 2002 quarter. The ratio of total general and administrative expenses to premium revenues was 17.33% in the 2003 quarter, compared to 15.96% in the 2002 quarter.

During the 2003 quarter, our expenses related to selling new policies increased approximately $840 as compared to the 2002 quarter due to the marketing expenses associated with the recommencement of sales in certain key states.  Salaries and employee benefits increased approximately $840 in the 2003 quarter compared to the 2002 quarter.  This increase is due to salary increases, increased health insurance premiums, the addition of employees in the marketing, actuarial and accounting functions, and severance payments accrued for recently terminated employees.  Legal expenses increased approximately $540 in the 2003 quarter compared to the 2002 quarter due to expenses associated with the ongoing discovery process and the completion of depositions in the National Healthcare Services, Inc. litigation and expenses associated with numerous motions filed and the preliminary discovery conducted in litigation related to the sale of long-term care policies.  These additional expenses were offset by certain expenses that we incurred in the 2002 quarter that we did not incur in the 2003 quarter, including approximately $650 related to the settlement of a lawsuit and approximately $200 for costs related to the exchange of our convertible debt.

One of our agency subsidiaries has expanded its regional office structure in order to increase its ability to sell additional new long-term care policies that we and other companies offer.  As a result of the staffing and costs associated with starting these offices, as well as sales promotion expenses, we incurred approximately $450 of additional expense in the 2003 quarter.  We anticipate that these expenses will eventually be offset by additional revenue.

During the 2003 quarter we terminated or elected not to fill 17 positions, which will result in annual savings of approximately $650.  However, we believe that we currently have substantial capacity for premium growth at our current staff levels, print inventories and other expense categories.  We also believe that our current expense levels represent the minimum requirements necessary to reengage new sales territories, design competitive product lines and properly underwrite new policy applications. However, we believe that if we remain unable to write new business in certain states where we have ceased new production, or if we are unable to use our existing staff and infrastructure capacity to generate additional premium revenue, we will need to decrease production expenses, which could result in decisions to reduce our staff or other operating functions further.

Interest expense.  Interest expense in the 2003 quarter increased 86.19% to $2,225, compared to $1,195 in the 2002 quarter.  At September 30, 2003, we had approximately $95,000 in convertible debt outstanding compared to approximately $76,000 at September 30, 2002.  In addition we recorded interest expense of approximately $140 related to the discount on our debt and $490 related to the preferred interest upon conversion prior to October 15, 2005 of approximately $3,200 of the debt during the 2003 quarter.

Nine Months Ended September 30, 2003 and 2002

Premiums. Total premium revenue earned in the nine month period ended September 30, 2003 (the “2003 period”), including long-term care, Medicare supplement, disability and life, decreased 3.19% to $243,756, compared to $251,777 in the same period in 2002 (the “2002 period”).

Total first year premium revenue in the 2003 period increased 9.83% to $5,305, compared to $4,830 in the 2002 period. First year long-term care premium revenue in the 2003 period increased 12.44% to $4,636, compared to $4,123 in the 2002 quarter.   We anticipate that first year premium revenue will continue to increase as independent agents that sold our policies prior to the cessation of sales are reengaged and independent agents that had not previously sold our policies are recruited.  In addition to this increase in states in which we have recommenced sales, we anticipate that we will recommence sales in additional states in which we are currently not writing new business.

Total renewal premium revenue in the 2003 period decreased 3.44% to $238,451 compared to $246,947 in the 2002 period. Renewal long-term care premium revenue in the 2003 period decreased 3.90% to $229,522, compared to $238,825 in the 2002 period. We may continue to experience reduced renewal premium revenue in the future, primarily driven by the reduced level of new premium revenue in recent prior periods as discussed above and the lapsation of existing policies.

Net investment income. Net investment income earned for the 2003 period increased 7.49% to $32,064, from $29,829 for the 2002 period.

Our average yield on invested assets at cost, including cash and cash equivalents, was 5.35% and 6.30% in the 2003 and 2002 periods, respectively. The investment income component of our notional experience account investment credit generated $30,633 and $28,391 in the 2003 and 2002 periods, respectively.  The yield on our notional experience account was 5.61% and 6.60% in the 2003 and 2002 periods, respectively. The decrease in our average yield is due to a decline over the past year in market interest rates, which has the greatest impact on our notional experience account.  The notional experience account yields a fixed return based upon the yield to maturity of the underlying benchmark indices, which are comprised of U.S. Treasury strips, agencies and investment grade corporate bonds with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years.

Net realized capital gains. During the 2003 period, we recognized capital gains of $265 compared to $14,649 in the 2002 period. The capital gains in the 2003 period were recorded as a result of our normal investment management operations.  The gains recognized in the 2002 period resulted from the transfer of substantially all of our invested assets to our reinsurer.

Market gain on notional experience account. We recorded a market gain on our notional experience account balance of $8,726 in the 2003 period compared to a market gain of $56,745 in the 2002 period.  The notional experience account is susceptible to market interest rate changes.  As a result, our future financial results are subject to significant volatility.  During both the 2003 and 2002 periods market rates decreased, leading to a market gain on the notional experience account.

Other income. We recorded $6,162 in other income during the 2003 period, down from $9,523 in the 2002 period. The decrease is attributable primarily to the recognition in the 2002 period of a deferred gain of $2,000 from the 2001 sale of our disability business.  There was also a decrease of approximately $1,000 in the income generated from our ownership of corporate owned life insurance policies.  In addition, net commission payments earned by our agency subsidiaries were $100 less in the 2003 period than in the 2002 period, primarily as a result of the payment of overwrite commissions to newly employed branch managers.  Overwrite commissions represent a portion of commission income paid to managers for recruiting sales agents that write new policies.

Benefits to policyholders. Total benefits to policyholders in the 2003 period decreased 38.47% to $188,803, compared to $306,872 in the 2002 period. Our loss ratio, or policyholder benefits to premium revenue, was 77.46% in the 2003 period, compared to 121.9% in the 2002 period.

During the 2002 quarter we refined our assumptions and processes for developing our reserves.  This included redefining certain “multiple” claims as a single claim and employing new assumptions and processes for predicting the continuance, or the likelihood of a claim continuing in the future.  This resulted in an increase to claims reserves of approximately $83,000 in the 2002 period.

Historically, we have observed variations throughout the year in the payment or incurrals of new claims.  Management employs seasonal assumptions throughout the year, based upon observed historical trends, in the establishment of its claim reserves so that it can more consistently monitor loss ratio variances from its expectations based upon other significant factors such as claims duration and incidence.  We reduced our claims reserves by $3,278 and $2,594 as of September 30, 2003 and 2002, respectively, to reflect this seasonal variation.

Commissions. Commissions to agents decreased 13.42% to $31,198 in the 2003 period, compared to $36,034 in the 2002 period.

First year commissions on accident and health business in the 2003 period increased 2.25% to $2,816, compared to $2,754 in the 2002 period, primarily due to the increase in first year accident and health premium revenue. The ratio of first year accident and health commissions to first year accident and health premium revenue was 53.1% in the 2003 period and 57.0% in the 2002 period. The first year commission ratio for both the 2003 and 2002 periods is lower than the first year commission ratio prior to the cessation of sales in 2001 due to the increased sale of our Secured Risk, Medicare Supplement and franchise group policies as a percentage of new sales. All of these policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies.   We believe that sales of these policies as a percentage of new sales are likely to remain at this level as we recommence sales in many states.  We believe that the sale of long-term care policies has declined as a percentage of sales as a result of our lower financial ratings with A.M. Best and Standard and Poor’s rating services and continued consumer and agent concerns regarding our financial strength.

Renewal commissions on accident and health business in the 2003 period decreased 12.40% to $30,014, compared to $34,264 in the 2002 period, due to the decrease in renewal accident and health premium revenue. The ratio of renewal accident and health commissions to renewal accident and health premiums was 12.7% in the 2003 period and 14.0% in the 2002 period. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001.  We do not pay commissions on the additional premium collected as a result of a rate increase, which reduces the ratio of renewal commissions to renewal premium revenue.

Net policy acquisition costs amortized.  The net policy acquisition costs amortized in the 2003 period increased to $9,065, compared to $7,854 in the 2002 period.

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

General and administrative expenses. General and administrative expenses in the 2003 period increased 26.61% to $44,222, compared to $34,929 in the 2002 period. The ratio of total general and administrative expenses to premium revenues was 18.14% in the 2003 period, compared to 13.87% in the 2002 period.

During the 2003 period, we recorded expense of approximately $2,500 related to the initial recognition of future retirement benefits payable to our former chairman and severance related expenses for certain managers and employees whose positions were eliminated.  Management estimates that it will recognize future annual savings related to the salaries and benefits related to these positions of approximately $1,500.

During the 2003 period, our expenses related to selling new product increased approximately $2,150 as compared to the 2002 period due to the marketing expenses associated with the recommencement of sales in certain key states.  Salaries and employee benefits increased approximately $2,500 in the 2003 period compared to the 2002 period.  This increase is due to salary increases, increased health insurance premiums, the addition of employees in the marketing, actuarial and accounting functions, and the accrual of bonuses for executives and employees.  Legal expenses increased approximately $1,300 in the 2003 period compared to the 2002 period due to expenses associated with the ongoing discovery process and the completion of depositions in the National Healthcare Services, Inc. litigation and expenses associated with numerous motions filed and the preliminary discovery conducted in litigation related to the sale of long-term care policies.

One of our agency subsidiaries has expanded its regional office structure in order to increase its ability to sell additional new long-term care policies that we and other companies offer.  As a result of the staffing and costs associated with starting these offices, we incurred approximately $1,300 of additional expense in the 2003 period.  We anticipate that these expenses will eventually be offset by additional revenue, and that these offices will be profitable within the next several quarters.

We believe that we currently have substantial capacity for premium growth at our current staff levels, print inventories and other expense categories.  We also believe that our current expense levels represent the minimum requirements necessary to reengage new sales territories, design competitive product lines and properly underwrite new policy applications.  However, we believe that if we remain unable to write new business in certain states where we have ceased new production, or if we are unable to use our existing staff and infrastructure capacity to generate additional premium revenue, we will need to decrease production expenses, which could result in decisions to reduce our staff or other operating functions further.

Interest expense.  Interest expense in the 2003 period increased 61.98% to $5,807, compared to $3,585 in the 2002 quarter.  At September 30, 2003, we had approximately $95,000 in convertible debt outstanding compared to approximately $76,000 at September 30, 2002.  In addition we recorded interest expense of approximately $247 related to the discount on our debt and $490 related to the preferred interest upon conversion prior to October 15, 2005 of approximately $3,200 of the debt during the 2003 period.

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

In the 2003 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash decreased $15,518 in the 2003 period primarily due to payments made to our reinsurer of $41,241 and the purchase of $54,230 in bonds. In the 2003 period, our cash was also decreased as a result of the repayment of approximately $9,000 of convertible subordinated notes due 2003.  Our cash was increased during the period due primarily to $32,421 in additional funds generated from the issuance of convertible subordinated debt. This was supplemented by $35,691 from operations. The major source of cash from operations was premium received.

In the 2002 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing.  Our cash decreased $90,897 in the 2002 period primarily due to payments made to our reinsurer of $606,693 and from the purchase of $25,523 in bonds.  Cash was provided primarily from the maturity and sale of bonds and the sale of equity securities totaling $486,773.  These sources of funds were supplemented by $59,165 from operations.  The major source of cash from operations was premium and investment income received.

We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. As of September 30, 2003, shareholders’ equity was increased by $1,029 due to unrealized gains of $1,584 in the investment portfolio. As of December 31, 2002, shareholders’ equity was increased by $1,090 due to unrealized gains of $1,679 in the investment portfolio.

Parent company operations

The parent company is a non-insurer that directly controls 100% of the voting stock of our insurance subsidiaries. If we are unable to meet our financial obligations, become insolvent or discontinue operations, the financial condition and results of operations of our insurance subsidiaries could be materially affected.

We have successfully engaged in capital markets activities, including issuance of both debt and equity securities, over the past two years to fund our liquidity and subsidiary capital needs. These activities have included:

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

3.               after October 2005, the 2008 Notes will mandatorily convert into shares of our common stock if at any time thereafter the average market price for fifteen trading days of the common stock exceeds $1.93; and,

4.               holders of the 2008 Notes are entitled to convert their notes into shares of our common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received until October 2005.  We may elect to pay this interest in cash or in newly issued shares of common stock.  If we choose to pay in newly issued shares of common stock they would be priced at a 10% discount to the then fair market value of traded shares.

In conjunction with the issuance of the new 2008 Notes, we modified the terms of our existing $65,793 of 2008 Notes to make them identical to those of the new 2008 Notes.

Holders of $3,217 of 2008 Notes elected to convert their notes during the nine months ended September 30, 2003 in exchange for 2,051 shares of common stock, including shares issued for the preferred interest on early conversion.  Subsequent to September 30, 2003, holders of approximately $3,565 elected to convert their 2008 Notes in exchange for approximately 2,273 shares of common stock, including shares issued for the preferred interest on early conversion.

Upon the further issuance of new shares of common stock, including, but not limited to conversions of our 2008 Notes, we could be required under Section 382 of the Internal Revenue Code of 1986, as amended, to defer or reduce certain of our tax attributes (such as credits, losses, etc.) and as a result may owe more in taxes in the future.  Any such deferral or reduction of these tax attributes could result in the recording of a valuation allowance on our net operating loss carryforwards or could have an adverse impact upon our statutory surplus.  It is not possible to quantify the impact of such a deferral or reduction in tax attributes and we are not certain that any such deferral or reduction will be required.

We engaged a financial advisor to assist us in these capital markets efforts.  Throughout 2002 and 2003, we provided shares of common stock to our financial advisor as compensation for its assistance in various capital markets transactions.  The dates, number of shares and compensation expense recorded as a result of the issuances were:

Date	Shares	Compensation

April 2002	60	$325
October 2002	20	68
January 2003	20	34
May 2003	100	173

At September 30, 2003, our total principal payment and lease obligations through 2008 were as follows:

	Debt	Lease Obligations	Total
2003	$1,416	$258	$1,674
2004	—	252	252
2005	—	18	18
2006	—	18	18
2007	—	18	18
2008	94,997	18	95,015
Total	$96,413	$582	$96,995

The debt obligation in 2003 is a $1,416 mortgage obligation of our subsidiary, which was due in October 2003.  This payment has been made using available funds at our subsidiary. Other amounts due after 2008 are immaterial.

The parent company’s cash flow needs primarily include interest payments on outstanding debt and operating expenses. The funding is primarily derived from the operating cash flow of our agency subsidiary operations and dividends from the insurance subsidiaries. However, the dividend capabilities of the insurance subsidiaries are limited and we may need to rely upon the dividend capabilities of our agency subsidiaries to meet current liquidity needs. Our current cash on hand and these sources of funds are expected to be sufficient to meet our liquidity needs through at least March 2004, but may be insufficient thereafter. If our available funds are insufficient to meet any interest payments, we will need to raise additional capital to fully satisfy parent company liquidity needs, including interest payments in April and October of 2004.  We will also need to raise additional capital to further service our 2008 Notes and provide for other parent company liquidity needs after 2004.

At September 30, 2003, our anticipated cash needs for the remainder of 2003 are as follows:

Debt interest payment	$3,000
Other parent expenses, net of reimbursement	200
$3,200

Our anticipated sources to meet our 2003 obligations are:

Cash and investments on hand	$2,900
Subsidiary sources	1,200
$4,100

There can be no assurance that we will be able to access the capital markets to raise funds necessary to meet our future obligations or if we are able to do so that it will be on terms favorable or acceptable to us.  If we are unable to access capital markets it would have an adverse effect on our operations.  We paid our debt interest payment of approximately $3,000 on October 15, 2003.

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

Our current modeling and actuarial projections suggest that we are likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, our statutory capital following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, we would receive cash or other liquid assets equaling the market value of our notional experience account from the reinsurer. We would also record the necessary reserves for the business in our statutory financial statements. Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. As of

September 30, 2003, the statutory basis reserve liabilities of $959,086 exceed the combination of the notional experience account value and funds held due to the reinsurer of $836,922.  Based upon our current modeling and actuarial projections, management expects the value of the notional experience account to exceed the reserve liabilities at December 31, 2007.  In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $77,000 and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the experience account balance prior to commutation. When we become highly confident of our ability to support the reinsured policies, we will notify the reinsurer of our intention to commute the agreement on December 31, 2007.  The reinsurer has agreed to fix the market value of the experience account at that time, and to then invest the assets in a manner that we request in order to minimize short term volatility.

As part of our reinsurance agreement, effective December 31, 2001, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants are exercisable through December 31, 2007 at common stock equivalent prices ranging from $4.00 to $12.00 per share. If exercised and converted, the convertible preferred stock would represent approximately 15% of the then outstanding shares of our common stock on a fully diluted basis. If the agreement is not commuted on December 31, 2007, the reinsurer may exercise the fourth tranche of convertible preferred stock purchase warrants at a common stock equivalent price of $2.00 per share, which if converted would represent an additional 20% of the then outstanding common stock on a fully diluted basis.  We are recognizing the additional consideration of entering into the agreement, represented by the fair value of the warrants granted to the reinsurer, over the period of time to the expected commutation date.

As a result of the Company’s intention to commute, it considered only the expense and risk charges anticipated prior to the commutation date in its unamortized deferred acquisition costs (“DAC”) recoverability analyses and has not recorded the potential of future escalating charges.  In the event we determine that commutation of the reinsurance agreement is unlikely on December 31, 2007, but likely at some future date, we will include additional annual expense and risk charge credits against our notional experience account in our DAC recoverability analysis. As a result, we could impair the value of our DAC asset and record the impairment in our financial statements. However, we currently believe that we will have sufficient statutory capital and surplus to commute the reinsurance agreement on December 31, 2007 or that sufficient alternatives, such as additional capital issuance or new reinsurance opportunities, are available to enable us to commute the agreement as planned.

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

In February 2003, the reinsurer notified us that it may, for reasons unrelated to us, discontinue its quota share reinsurance of new long-term care insurance policies issued on or after September 1, 2003. Our separate agreement with the reinsurer to reinsure existing policies issued prior to December 31, 2001 will be unaffected by any determination made by the reinsurer regarding newly issued policies.  To date, the reinsurer has not provided us with official notification that it intends to discontinue the agreement, which if received would be effective for policies issued 120 days after notification.

In addition to the requirement to enter into the 2001 Centre Agreement, the Plan, among other things:

a)                                      Limits new investments to those rated by the National Association of Insurance Commissioners (“NAIC”) as 1 or 2.

b)                                     Limits and requires Department approval for affiliated transactions.

c)                                      Requires a $125,000 increase in statutory reserves over a three-year period, of which a $28,000 increase remains to be made before the end of 2004.

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

Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 13 additional states.  These 36 states represented approximately 71% of our premium revenue in the 2003 period. We are actively working with the remaining states to recommence new policy sales in all jurisdictions. We have recently agreed upon terms for the recommencement of sales in California, which represented approximately 14% of our premium revenue during the 2003 period.  Recommencement of sales is pending subject to the completion of certain conditions, which we remain hopeful can be satisfied during the fourth quarter of 2003.  We believe new sales in California are likely to recommence in the first quarter of 2004.

In August 2002, we recommenced new policy sales in Florida subject to a consent order which contained, among other factors, a requirement to meet a gross premium to surplus ratio as required by Florida statute.  In September of 2003 the Florida Department of Insurance notified us that, based upon our most recent statutory filings, that we were in marginal violation of the ratio and of the consent order.  However, we have challenged the accuracy of the calculation of this ratio and have requested clarification from the Florida Department of Insurance regarding our interpretation.  If our interpretation of the calculation is correct, we are not in violation of the Florida statute or the consent order.  If we are incorrect in our interpretation, we have several alternatives, including the use of currently available resources at our subsidiary to immediately satisfy the requirement and cure the violation.  As a result, we do not anticipate any interruption in our ability to sell new policies in Florida.

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

Our subsidiaries’ debt currently consists primarily of a mortgage note in the amount of $1,416 that was issued by a former subsidiary and assumed by us when that subsidiary was sold.  We paid the outstanding balance of the note in October 2003 with available cash at our subsidiary.

New Accounting Principles

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities.  SFAS No. 150 represents phase one of the FASB’s broader project on (1) distinguishing between liability and equity instruments and (2) accounting for instruments that have characteristics of both types of instruments.  SFAS No. 150 covers a limited number of instruments that are to be classified as liabilities and is effective at the beginning of the first interim period beginning after June 15, 2003.  The implementation of certain provisions related to mandatorily redeemable financial instruments has been deferred.  The adoption of SFAS No. 150 will not have any impact on our consolidated financial statements.

Forward Looking Statements

Certain statements made by us in this report may be considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations.  An investment in PTA securities includes certain risks, which may be specific to us or to the long-term care insurance industry. Factors which could cause actual results to differ from expectations include, among others, our ability to comply with the Corrective Action Plan, the Florida Consent Order, the orders or directives of other states in which we do business or any special provisions imposed by states in connection with the resumption of writing new business, our ability to commute our reinsurance agreement and to recapture our reinsured policies and accumulated notional experience account balance, whether our Corrective Action Plan will be accepted and approved by all states, our ability to meet our future risk-based capital goals, the adverse financial impact of suspending new business sales, our ability to raise adequate capital to meet regulatory requirements and to support anticipated growth, our ability to refinance, convert or repay our convertible subordinated notes, the cost associated with recommencing new business sales, liquidity needs and debt obligations, the adequacy of our loss reserves and the recoverability of our DAC asset, our ability to sell insurance products in certain states, including California, our ability to resume generating new business in all states, our ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of our capital and surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, our ability to defend ourselves against adverse litigation, and our ability to recapture, expand and retain our network of productive independent agents, especially in light of the suspension of new business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (amounts in thousands)

We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. A significant portion of assets and liabilities are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures relate to interest rate risk on our notional experience account and fixed rate domestic medium-term instruments and, to a lesser extent, domestic short-term and long-term instruments. We have established strategies, asset quality standards, asset allocations and other relevant criteria for our portfolio to manage our exposure to market risk.  We currently have an interest rate swap on our mortgage, which is used as a hedge to convert the mortgage to a fixed interest rate. We believe that, since the notional amount of the swap is amortized at the same rate as the underlying mortgage and both financial instruments are with the same bank, no credit risk is carried with the swap.  The mortgage was paid in full in October, 2003.

Our financial instruments are held for purposes other than trading. Our portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions. However, our notional experience account balance, which represents substantially all of our investable assets at September 30, 2003, is with one reinsurer. Although sufficient assets to support our statutory reserve liabilities are secured by trust accounts and irrevocable letters of credit with major United States financial institutions, the accumulated profits of our reinsured business are susceptible to significant credit risk of the reinsurer.

We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 85.75% of total liabilities). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

The hypothetical effects of changes in market rates or prices on the fair values of our financial instruments (including our notional experience account balance, as discussed below) as of September 30, 2003, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

If interest rates had increased by 100 basis points at September 30, 2003, there would have been a decrease of approximately $74,500 in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. A 200 basis point increase in market rates at September 30, 2003 would have resulted in a decrease of approximately $140,900 in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $83,600 and $177,400, respectively, in the net fair value of our total investments and debt.

Effective December 31, 2001, we entered a reinsurance agreement to reinsure, on a quota share basis, substantially all of our long-term care insurance policies in-force. The transaction resulted in the transfer of approximately $563,000 in debt and equity securities to the reinsurer. The agreement provides us with the opportunity to commute and recapture after December 31, 2007. To that end, the reinsurer will maintain a notional experience account for our benefit only in the event of commutation and recapture, which reflects the initial premium paid, future premiums collected net of claims, expenses and accumulated investment earnings. The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark indices and hedges that are designed to closely match the duration of reserve liabilities.  The notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $77,000.

We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases.  The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict the possible impact on our investment income of hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of September 30, 2003.

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

PART II     OTHER INFORMATION

Item 1. Legal Proceedings (amounts in thousands)

Our Company and certain of our key executive officers are defendants in consolidated actions that were instituted on April 17, 2001 in the United States District Court for the Eastern District of Pennsylvania by our shareholders, on their own behalf and on behalf of a putative class of similarly situated shareholders who purchased shares of our common stock from July 23, 2000 through and including March 29, 2001. The consolidated amended class action complaint seeks damages in an unspecified amount for losses allegedly incurred as a result of misstatements and omissions allegedly contained in our periodic reports filed with the SEC, certain press releases issued by us, and in other statements made by our officials. The alleged misstatements and omissions relate, among other matters, to the statutory capital and surplus position of our largest subsidiary, Penn Treaty Network America Insurance Company. On July 1, 2002, the defendants filed an answer to the complaint, denying all liability.  Plaintiffs filed a motion for class certification on August 15, 2002, which is currently pending. On February 26, 2003, the parties reached an agreement in principle to settle the litigation for $2,300, to be paid entirely by our directors and officers’ liability insurance carrier. The settlement remains subject to documentation and court approval.

Our Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division.  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. We removed this case from the Florida State Court to United States District Court, Middle District of Florida, Ocala Division.  Plaintiffs’ motion to remand the case to Florida State Court was granted on June 25, 2003. Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution. We have filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against the Company, and to strike certain allegations of the complaint as irrelevant and improper.  A hearing on these motions had been originally scheduled for October 9, 2003, and is in the process of being rescheduled.  While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations. However, we believe that the complaint is without merit and intend to continue to defend the matter vigorously.

Our Company and two of our subsidiaries, Penn Treaty Network America Insurance Company and Senior Financial Consultants Company, are defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania by National Healthcare Services, Inc. The complaint seeks compensatory damages in excess of $150 and punitive damages in excess of $5,000 for an alleged breach of contract and misappropriation.  The claims arise out of a joint venture related to the AllRisk Healthcare program, which was marketed first by Penn Treaty Network America Insurance Company and then later by Senior Financial Consultants Company. The parties completed the depositions of fact witnesses on October 30, 2003 and we intend to file a motion for summary judgment.  The court has set forth a schedule for the filing of summary judgment briefs, and has scheduled oral argument on the motions for February 26, 2004.  The defendants have denied the allegations of the complaint and will continue to defend the matter vigorously.

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

Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.   Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)                                 Reports on Form 8-K.

Date	Item No.	Financial Statements

August 11, 2003	7, 12	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN TREATY AMERICAN CORPORATION
Registrant

Date:	November 11, 2003	/s/ William W. Hunt
William W. Hunt
President and
Chief Executive Officer

Date:	November 11, 2003	/s/ Cameron B. Waite
Cameron B. Waite
Executive Vice President and
Chief Financial Officer