Form 10-K
period 2003-12-31
PENN TREATY AMERICAN CORP
filed 2004-04-05
CIK 814181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]     Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

or

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to _________

Commission file number: 001-14681

PENN TREATY AMERICAN CORPORATION

3440 Lehigh Street, Allentown, PA 18103

(610) 965-2222

Incorporated in Pennsylvania	I.R.S. Employer ID No.
23-1664166

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.10 per share
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes [ ] No [X]

Based upon the last sale price of the registrant’s Common Stock on June 30, 2003, the aggregate market value of the 19,578,997 outstanding shares of voting stock held by non-affiliates of the registrant was $34,263,245.

As of March 29, 2004, 34,374,350 shares of the registrant’s Common Stock were issued and outstanding.

Documents Incorporated by Reference:

Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K:

1)	The registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed not later than 120 days after the close of the fiscal year (incorporated into Part III).

2)	Other documents incorporated by reference on this report are listed in the Exhibit Index.

Table of Contents

PART I

Item 1. Business

        Certain statements made by us in this filing may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include those described in “Risk Factors” beginning on page 7.

(a) The Company and the Long-term Care Insurance Industry

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

        We introduced our first long-term nursing home insurance product in 1972 and our first home healthcare insurance product in 1983. Since then we have innovated several new products designed to meet the changing needs of our customers that were the first of their kind in the long-term care industry. Our primary product offerings are:

o	The Assisted Living® policy, which provides coverage for all levels of facility care and includes a home health care rider;

o	The Personal Freedom® policy, which provides comprehensive coverage for facility and home health care; and

o	The Independent Living® policy, which provides coverage for home and community based care furnished by licensed care providers, as well as unlicensed caregivers, homemakers or companions.

o	The Post Acute Recovery policy, which provides limited skilled care services following hospital confinement and is sold as a supplement to our traditional long-term insurance products.

o	The Secured Risk® product, which is a highly underwritten, limited benefit policy, designed solely for previously uninsurable risks.

        Although nursing home and home health care policies accounted for approximately 96% of our total annualized premiums in-force as of December 31, 2003, we also market and sell Medicare supplement and disability products.

        We maintain and administer one of the largest individual long-term care insurance portfolios in the country. Our sales and marketing efforts through our independent agency distribution channels were very successful between 1995 and 2000 as total in-force premiums grew at a compound annual rate of approximately 29% from $102 million to $360 million. Our total long-term care in-force premiums were approximately $335 million at December 31, 2003.

        Our premium growth led to diminished statutory surplus levels due to the statutory surplus strain arising from new business generation. In 2001, we ceased new policy sales nationwide as a result of our statutory surplus levels until we formulated a Corrective Action Plan (the “Plan”) with the Pennsylvania Insurance Department (the “Department”). Both Penn Treaty Network America Insurance Company (“PTNA”) and American Network Insurance Company (“ANIC”), which represent approximately 91% and 8% of our direct premium revenue, respectively, are subject to the Plan. Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 16 additional states, including Florida (subject to a Corrective Order). Florida and Pennsylvania accounted for approximately 17% and 14%, respectively, of our direct premium revenue for the year ended December 31, 2003 (the “2003 period”). In February, 2004, we received approval for the recommencement of sales in California, subject to certain continuing conditions and approval of our filed product forms and rates. California renewal premiums represented approximately 14% of our direct premium revenue for the 2003 period. We are actively working with the remaining states to recommence new policy sales in all jurisdictions.

        As part of the Plan, effective December 31, 2001, we entered into a reinsurance agreement with Centre Solutions (Bermuda) Limited to reinsure, on a quota share basis, substantially all of our respective long-term care insurance policies then in-force. The agreement is subject to certain coverage limitations and an aggregate limit of liability, which may be reduced if we are unable to obtain premium rate increases required by the agreement. The agreement meets the requirements to qualify as reinsurance for statutory accounting, but not for generally accepted accounting principles (“GAAP”). As the agreement is treated as reinsurance for statutory accounting purposes, it results in the ceding (or removal) of substantially all of PTNA’s and ANIC’s policy reserve and claim reserve liabilities for statutory accounting purposes.

Corporate Background

        Penn Treaty American Corporation (“Penn Treaty”) is registered and approved as a holding company under the Pennsylvania Insurance Code. Penn Treaty was incorporated in Pennsylvania on May 13, 1965 under the name Greater Keystone Investors, Inc. and changed its name to Penn Treaty American Corporation on March 25, 1987. Our primary business is the sale of long-term care insurance, which we conduct through the following subsidiaries:

o	Penn Treaty Network America Insurance Company--a Pennsylvania-based insurance company, formed from the merger in 1997 of Penn Treaty Life (formerly Greater Keystone Investors, Inc.) and Network America Life Insurance Companies (formerly Amicare Insurance Company, which we purchased in 1989);

o	American Network Insurance Company--a Pennsylvania-based insurance company we acquired in 1996; and

o	American Independent Network Insurance Company of New York--a New York-based insurance company we incorporated in 1998.

        We also conduct insurance agency operations through the following subsidiaries:

o	Senior Financial Consultants Company—a Pennsylvania-based insurance agency brokerage company we incorporated in 1988;

o	United Insurance Group Agency, Inc.—a Michigan-based consortium of long-term care insurance agencies we acquired in 1999; and

o	Network Insurance Senior Health Division—a Florida-based insurance agency brokerage company we purchased in 2000.

        In 1999, we incorporated Penn Treaty (Bermuda), Ltd., a Bermuda based reinsurer, for the purpose of reinsuring affiliated long-term insurance contracts at a future date. In October 2003, we closed our operations and dissolved Penn Treaty (Bermuda), Ltd. This did not have a material impact on our financial condition or results of operations.

The Long-Term Care Insurance Industry

        The long-term care insurance market has grown significantly in recent years. From 1998 to 2003, in-force premium grew at a compound average growth rate of 16%. At the end of 2003, four million individual policies, with annualized premium of over $6.5 billion, were in force. During 2003, approximately $935 million in new annual policy premiums were issued. We expect this growth to continue based on the projected demographics of the U.S. population, the rising costs of health care and long-term care, and current and proposed state and federal legislation that supports the purchase of private long-term care insurance coverage.

        The population of senior citizens (people age 65 and over) in the United States is projected to grow from an estimated level of approximately 35 million in 2002 to approximately 70 million by 2030, according to a 2000 U.S. Census Bureau report. Furthermore, health and medical technologies are improving life expectancy and, by extension, increasing the number of people requiring some form of long-term care. The projected growth of the target population indicates a substantial growth opportunity for companies providing long-term care insurance products. We believe that the rising cost of nursing home and home health care services, along with the increasing strain these services are having on the state and federally financed Medicaid system (which is the largest payer of long-term care services) makes long-term care insurance an attractive means to pay for these services. According to a 2001 report by the Centers for Medicare and Medicaid Services, the combined cost of home health care and nursing home care was $20.0 billion in 1980. By 2001, this cost had risen to $132.1 billion. These costs are projected to rise to $158.8 billion by 2004.

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

        Recommencement of sales and marketing efforts in all states. In 2001, we ceased new policy sales nationwide as a result of diminished surplus levels. We have recommenced new policy sales in 39 states, which have represented approximately 87% of our direct premium revenue in 2003. We are working closely with the insurance departments of the remaining states to recommence new policy sales in all jurisdictions.

        The sale of our current policies, which we believe are priced with appropriate profit margins, is an important component of our earnings per share growth in the future. We have reached this conclusion because, on a quarterly basis, we evaluate the profitability of our in-force business and the policies we currently sell with the assistance of our in-house and consulting actuaries. Although the in-force business we sold prior to 2002, including our agency subsidiaries, remains marginally profitable, sales of new policies are expected to be a driving force in generating profits in the future. In 2003, sales of our current generation of long-term care insurance products totaled approximately $12.8 million, on an annualized premium basis, or 117% above the sales level of 2002.

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

        We believe that the actions taken pursuant to the Plan, which includes the additional statutory capital provided by the issuance of new debt, will enhance the likelihood that insurance rating agencies will increase our ratings. In addition, we plan to continue our focus on agent communication and education by providing our sales force with periodic updates regarding the progress achieved in the execution of the Plan.

        Enhancement of our leadership team and financial management capability. We have significantly strengthened our leadership team through the addition of individuals with the experience and skills necessary to create value for all of the Company’s stakeholders, which include our investors, policyholders, agents and employees.

        Our senior executives and directors have a wide breadth of financial services industry experience. In May 2003, William Hunt was appointed to the position of President and Chief Executive Officer and elected to the Board of Directors. Mr. Hunt was recruited to the Company in May 2001. Gary Hindes, who was elected to the Board of Directors in May 2002, was appointed as Chairman of the Board of Directors in May 2003. In December 2003, Peter Ross was appointed to the Board of Directors.

        During 2003, our leadership team was further enhanced through the addition of a Chief Marketing Officer, a national sales vice president and two additional field vice presidents. In addition, we continued the strengthening of our financial leadership team with the addition of two financial officers and an additional in-house actuary.

        In addition to our efforts to grow our business and serve our agents and policyholders, our management team will be focusing on our business via the utilization of customized actuarial models and other financial projection tools.

        Increase our operational efficiency through technological improvements. In 2002, we embarked on a system replacement project (“SRP”), initiated to redesign our long-term care administration systems over the subsequent three years. The SRP includes the assessment of each major task performed in our daily operations and the identification of value and non-value added functions. As part of the SRP, we are redesigning each major process within our business model in order to gain operational efficiency through the redesign and deployment of our resources. The SRP design is specific to the processing and administration of long-term care insurance and, we believe, is unique in the industry. Each program component is modular and allows us to custom design its functionality. We expect to recoup our initial expenses for the program through consistent underwriting, policy issuance and claims processing efficiencies.

        Having completed a significant portion of our needs assessment and rules development, and a portion of the programming necessary, we reevaluated the time and expense required to fully implement the SRP. We currently believe, based upon a review of certain vendor solutions recently introduced or more fully tested, that we will be able to modify our plans for an internally developed program and utilize a new vendor solution while maximizing the use of our efforts and capitalized costs to date. We are currently evaluating proposals from vendors and anticipate making a determination during the second quarter of 2004.

        Development and approval of new products. We have sold long-term care insurance for over 30 years. As an innovator in nursing home and home health care insurance products, we have introduced many new policies over the years, including four new products in the last six years. We continually discuss long-term care insurance needs with our agency sales force and policyholders. As a result, we are able to design new products and offer what we believe to be the most comprehensive benefit features in the industry. The development of new products enables us to generate new business and provide advancements in the benefits we offer. We have developed our next generation of long-term care insurance products and have filed these products with the insurance department of each state in which we are currently approved to sell new policies. These products have been updated to include greater flexibility of benefit design and to incorporate additional coverage options, including expanded spousal benefits. We anticipate introducing this new generation of long-term care insurance products to the market in the second quarter of 2004.

Risk Factors

        The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not currently know about, that we currently believe are immaterial, or which are similar to those faced by other companies in our industry or business in general are not specifically identified below, but may nevertheless adversely affect our business. If any of the risks actually occur, our business, financial condition or future results of operations could be materially and adversely affected.

Our business could be materially adversely affected if we were unable to continue selling policies or are unsuccessful in recommencing new policy sales in a few key states.

        Historically, our business has been concentrated in a few key states. During 2003, approximately 45% of our direct premium revenue came from sales of policies in Florida, California and Pennsylvania. Although, we have since recommenced new policy sales in 39 states, including Pennsylvania and Florida, and have recently received approval in California, subject to certain continuing conditions and pending the approval of our filed product forms and rates, we have not yet recommenced new policy sales in 11 other states. We are working with the remaining states to recommence sales in all jurisdictions.

        We have agreed to conditions for the recommencement of business in Pennsylvania, Florida, California and Illinois. If we were found not to be in compliance with these conditions, we could be forced to stop new policy sales. Each state insurance department may impose conditions on our recommencing or continuing new policy sales in its state. If we are unable to continue selling new policies in our key states or we are unsuccessful in recommencing new policy sales in any of our remaining key states, our financial condition and results of operations could be materially adversely affected.

We may not have enough statutory capital and surplus to continue to write business.

        Our continued ability to write business is dependent on maintaining adequate levels of statutory capital and surplus to support the policies we write. Our new business writing typically results in net losses on a statutory basis during the early years of a policy, due primarily to differences in accounting practices between statutory accounting principles and GAAP. The resulting reduction in statutory surplus, or surplus strain, limits our ability to seek new business due to statutory restrictions on premium to surplus ratios and statutory surplus requirements. If we cannot generate sufficient statutory surplus to maintain minimum statutory requirements through increased statutory profitability, reinsurance or other capital generating alternatives, we will be limited in our ability to realize additional premium revenue from new business writing, which could have a material adverse effect on our financial condition and results of operations, or, in the event that our statutory surplus is not sufficient to meet minimum premium to surplus and risk based capital ratios in any state, we could be prohibited from writing new policies in such state.

We have significant debt and may be unable to service and repay our debt obligations, which could cause a payment default.

        We are an insurance holding company whose assets principally consist of the capital stock of our operating subsidiaries. Our ability to redeem, repurchase or make interest payments on our outstanding debt is dependent upon the ability of our subsidiaries to pay cash dividends or make other cash payments to us. Our insurance subsidiaries are subject to state laws and regulations and the Plan with the Department, which restrict their ability to pay dividends and make other payments to us, and, if necessary, could require the parent to make further capital contributions to their surplus in the future.

        While we believe that we have sufficient funds to service our debt obligations through at least April 15, 2005 and potentially through October 15, 2005, our ability to do so is dependent upon our parent company expenses and liquidity and agency dividend capabilities. If we are unable to generate sufficient funds through operations or raise additional capital to meet our debt service obligations in or after October 2005 or if our assumptions about our ability to service our debt prior to 2005 are not correct, we may default on our debt obligations.

We could suffer a loss if our premium rates are not adequate and we are unable to obtain necessary state approvals for premium rate increases.

        We set our premiums based on assumptions about numerous variables, including our estimate of the probability of a policyholder’s making a claim, the severity and duration of such claim, the mortality rate of our policyholders, the persistency or renewal of our policies in-force, and the amount of interest we expect to earn from the investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, and other factors.

        Based on our recent studies, we believe that policy forms being offered and currently sold are priced to provide a satisfactory profit margin. However, those studies also suggest that certain of our older policies are only marginally profitable and some are unprofitable. As a result we commenced efforts to obtain premium rate increases on such polices, which may include some policies that previously received a premium rate increase. If our actual experience proves to be less favorable than we assumed and we are unable to raise our premium rates, our financial condition and results of operations could be materially adversely affected.

        We generally cannot raise our premium rates in any state unless we first obtain the approval of the insurance regulator in that state. Although we have sought and received approval for premium rate increases in the past, we cannot assure you that we will be able to obtain approval for premium rate increases from existing requests or requests filed in the future. Consequently, if we are unable to raise our premium rates because we fail to obtain approval for a premium rate increase in one or more states, our financial condition and results of operations could be materially adversely affected.

        As a result of any premium rate increases permitted by state regulators, we could experience anti-selection, which is the lapsation of policies held by healthier policyholders. Anti-selection could cause our actual claims experience to exceed our expectations based on the higher risk of the remaining policyholders. As a result, our financial condition and results of operations could be materially adversely affected.

Our reserves for current and future claims may be inadequate and any increase to such reserves could have a material adverse effect on our financial condition and results of operations.

        We calculate and maintain reserves for current and future claims using assumptions about numerous variables, including our estimate of the probability of a policyholder’s making a claim, the severity and duration of such claim, the mortality rate of our policyholders, the persistency or renewal of our policies in-force, and the amount of interest we expect to earn from the investment of premiums. The adequacy of our reserves depends on the accuracy of our assumptions. We cannot assure you that actual experience will not differ from the assumptions used in the establishment of reserves. Any variance from these assumptions could have a materially adverse effect on our financial condition and results of operations.

Our unamortized deferred policy acquisition cost asset may not be fully recoverable, which would result in an impairment charge and could materially adversely affect our financial condition and results of operations.

        In connection with the sale of our insurance policies, we defer and amortize the policy acquisition costs over the related premium paying periods throughout the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred policy acquisition costs (“DAC”) is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies. In addition, we review and update the assumptions underlying DAC and our policy reserves to reflect current experience on a quarterly basis. If, based on that review we determine that our DAC is not fully recoverable, we would impair the value of our DAC and would fully expense the impaired amount. As a result, our financial condition and results of operations could be materially adversely affected.

Declines in the value of, or the yield on, our notional experience account or our investment portfolio could adversely affect our financial condition and results of operations.

        Our reinsurance agreement with Centre Solutions (Bermuda) Limited reinsures, on a quota share basis, substantially all of our long-term care insurance policies in-force at December 31, 2001 under statutory accounting rules. The transaction resulted in the transfer of approximately $563 million of securities to the reinsurer. The reinsurer maintains a notional experience account for our benefit in the event of commutation. The notional experience account reflects the initial premium paid, future premiums collected net of claims, expenses and accumulated investment earnings. The notional experience account balance receives an investment credit based on the total return of a series of benchmark indices and hedges, which are designed to match closely the duration of our reserve liabilities. As a result, we have experienced, and may continue to experience, significant volatility in our financial condition and results of operations.

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

Our reinsurance agreement with Centre Solutions (Bermuda) Limited is subject to an aggregate limit of liability, which, if exceeded, could adversely affect our financial condition and results of operations.

        Our reinsurance agreement with Centre Solutions (Bermuda) Limited is subject to certain coverage limitations and an aggregate limit of liability. The aggregate limit of liability may be reduced if we are unable to obtain premium rate increases deemed necessary by the provisions of the agreement and if certain other events occur.

        Also, our Plan with the Department requires us to increase our statutory reserves by an additional $125 million, of which $23 million remains to be increased before the end of 2004. Although the reinsurance agreement currently provides us with the capacity to accomplish this increase, if the aggregate limit of liability is expected to be exceeded, we would be unable to receive full statutory credit for the cession of our reserves, resulting in the reduction of our statutory surplus and the possible breach of this provision of the Plan.

        In the event that (1) the reinsurer’s limit of liability is reduced or exceeded, (2) the reinsurance agreement is cancelled, (3) our reinsurer is not able to satisfy its obligations to us or (4) we breach the Plan, our financial condition, results of operations and statutory surplus could be materially adversely affected.

We may have insufficient capital and surplus to commute our reinsurance agreement with Centre Solutions (Bermuda) Limited, which could adversely affect our financial condition and results of operations and cause substantial dilution to shareholders.

        We are entitled to commute (i.e., recapture the statutory reserve liabilities on the underlying policies) our reinsurance agreement with Centre Solutions (Bermuda) Limited on December 31, 2007 or any December 31 thereafter. To be able to do so, we would be required to have amounts of statutory capital and surplus which would support recapturing the statutory liability for such policies. We do not currently have enough statutory capital and surplus to do so. However, we believe, based upon our most recent projections and modeling, that it is probable that our business will be sufficiently profitable in the future and that we will have a sufficient amount of statutory capital and surplus to do so by December 31, 2007 or that viable alternatives, such as new reinsurance opportunities or additional capital issuance, are available to enable us to commute the agreement.

        If we do not commute the agreement on December 31, 2007, the amounts assessed against our notional experience account to Centre Solutions (Bermuda) Limited under the reinsurance agreement will be substantially increased. In addition, in such circumstances, Centre Solutions (Bermuda) Limited would become entitled to exercise a fourth tranche of warrants. The warrants are exercisable for convertible preferred stock which, if converted, and when combined with the potential conversion of preferred stock issuable upon exercise of the first three tranches of warrants, would result in the issuance to Centre Solutions (Bermuda) Limited of approximately 35% of our common stock outstanding after such issuance on a fully diluted basis. The issuance of such shares would substantially dilute the interest of our existing shareholders.

We will not be provided with reinsurance coverage for policies issued after August 1, 2004 by Centre Solutions (Bermuda) Limited and may be unable to find an alternative reinsurer, which could limit our ability to issue new business without reducing our statutory surplus and materially adversely affect our financial condition and results of operations.

        In February 2003, Centre Solutions (Bermuda) Limited notified us that it may, for reasons unrelated to us, discontinue its quota share reinsurance of new long-term care insurance policies issued after a future undetermined date. On March 29, 2004, the reinsurer notified us verbally of its decision to cease reinsuring newly issued policies on or about August 1, 2004. Policies issued prior to August 1, 2004 under any of our agreements with the reinsurer will be unaffected by the termination of this agreement. However, in the event that we are unable to obtain reinsurance from another carrier for policies issued on or after August 1, 2004, our ability to issue new business without reducing statutory surplus could be limited and our financial condition and results of operations could be materially adversely affected.

Our reinsurers may not satisfy their obligations to us, which could materially adversely affect our financial condition and results of operations.

        We obtain reinsurance from unaffiliated reinsurers, in addition to Centre Solutions (Bermuda) Limited, on certain of our policies. Although each reinsurer is liable to us to the extent the risk is transferred to such reinsurer, reinsurance does not relieve us of liability to our policyholders. Accordingly, we bear credit risk with respect to all of our reinsurers. We cannot assure you that our reinsurers will pay all of our reinsurance claims or that they will pay our reinsurance claims on a timely basis. The failure of our reinsurers to make such payments could have a material adverse effect on our financial condition and results of operations.

        PTNA is a party to a reinsurance agreement to cede the risk of certain home health care claims that extend beyond 36 months. Reinsurance recoverables related to this agreement were approximately $10.6 million at December 31, 2003. The reinsurer has notified PTNA that it believes that the Company is in breach of its current agreement as a result of entering the 2001 Centre Agreement without the prior written approval of the reinsurer. PTNA has contested this assertion of breach based upon its verbal and written notification to the reinsurer prior to entering the 2001 Centre Agreement.   PTNA further believes that the 2001 Centre Agreement substantially improved PTNA’s financial strength and further protected the reinsurer. The ultimate resolution of this dispute cannot be determined at this time.

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

        The financial strength ratings assigned to our insurance company subsidiaries by A.M. Best Company, Inc. and Standard & Poor’s Insurance Rating Services, two independent insurance industry rating agencies, affect our ability to expand and to attract new business. A.M. Best’s ratings for the industry range from “A++ (superior)" to “F (in liquidation).” Standard & Poor’s ratings range from “AAA (extremely strong)” to “CC (extremely weak).” A.M. Best and Standard & Poor’s insurance company ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors. Our subsidiaries that are rated have A.M. Best ratings of “B- (fair)” and Standard & Poor’s ratings of “B- (weak) with positive outlook.”

        Certain distributors will not sell our products unless we have a more favorable financial strength rating. Similarly, certain prospective customers may decline to purchase new policies because of a perceived risk of non-payment of policy benefits due to our financial condition. Our inability to achieve improved ratings could have a material adverse effect on our financial condition and results of operations.

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

        State legislatures, state insurance regulators and the National Association of Insurance Commissioners (“NAIC”) continually reexamine existing laws and regulations, and may impose changes in the future that materially adversely affect our financial condition and results of operations and could make it difficult or financially impracticable to continue doing business. Some states limit premium rate increases on long-term care insurance products and other states have considered doing so. Because insurance premiums are our primary source of income, our financial condition and results of operations could be negatively affected by any of these changes.

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

        We distribute our products principally through independent agents whom we recruit and train to market and sell our products. We also engage field marketing organizations from time to time to recruit independent agents and develop networks of agents in various states. We compete vigorously with other insurance companies for productive independent agents, primarily on the basis of our financial position, support services, compensation and product features. When we ceased new policy sales in 2001, many of our agents continued the sale of long-term care insurance products issued by our competitors. We may not be able to attract (or in the case of agents who have begun writing long-term care products for our competitors, to re-engage) and retain independent agents to sell our products, especially if we are unable to obtain permission to recommence new policy sales in the 11 states where we are currently not permitted to offer new policies. Because our future profitability depends primarily on new policy sales, our business and ability to compete would suffer if we are unable to recruit and retain insurance agents or if we lost the services provided by our field marketing organizations.

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

         Our Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division.  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. We removed this case from the Florida State Court to United States District Court, Middle District of Florida, Ocala Division.  Plaintiffs’ motion to remand the case to Florida State Court was granted on June 25, 2003. We removed this case to United States District Court, Middle District of Florida, Ocala Division for a second time in November 2003. A hearing on this motion was held on February 18, 2004. Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation and restitution. We have filed motions to dismiss for failure to state a claim and lack of personal jurisdiction against the Company, and to strike certain allegations of the complaint as irrelevant and improper.  While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations. However, we believe that the complaint is without merit and intend to continue to defend the matter vigorously.

         Our Company and its subsidiary, PTNA, are defendants in an action in the Orange County Superior Court in the state of California. Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public. Plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long term care insurance policies. Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies and attorney fees and court costs. We have filed motions to dismiss for failure to state a claim and lack of personal jurisdiction against the Company. While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations. However, we believe that the complaint is without merit and intend to continue to defend the matter vigorously.

        Our Company and two of its subsidiaries, PTNA and Senior Financial Consultants Company, are defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania by National Healthcare Services, Inc. The complaint seeks compensatory damages in excess of $150,000 and punitive damages in excess of $5 million for an alleged breach of contract and misappropriation.  On December 18, 2003, the Plaintiffs voluntarily dismissed their claim for misappropriation and the attendant punitive damages claim. The claims arise out of a joint venture related to the AllRisk Healthcare program, which was marketed first by PTNA and then later by Senior Financial Consultants Company. Depositions of fact witnesses were completed on October 30, 2003.  Motions for summary judgment were filed by both parties in December 2003, and in February 2004 the court granted our motion for summary judgment with respect to one claim and denied the remaining motions. While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations. However, we believe that the complaint is without merit and intend to continue to defend the matter vigorously.

The value of our goodwill may not be fully recognizable in the future and, as a result, we may be required to impair its value.

        We maintain an asset for goodwill, which was recorded as a result of the purchase of our insurance agencies, which we estimate is fully recoverable. The agency valuation is sensitive to future growth in sales of insurance policies, the persistency of the renewal commission stream for the business already in-force, and expense saving initiatives that we have implemented. We assume that our agencies are capable of future growth from both the sale of our products and from the sale of other carriers’ products.

        Our assumptions include an expectation that our agencies can generate growth in sales in future periods similar to growth rates which they have exhibited in the past (before and after our purchase of them), although their growth in the most recent years has not achieved these levels. The goodwill analysis for our agencies is sensitive to the ability of our insurance subsidiaries to successfully supply product that is competitive and to improve their financial strength ratings. Future growth in sales is also dependent upon recent contracts to sell insurance products of unaffiliated insurance companies. If the future growth in sales or expense savings initiatives do not occur as we anticipate, we may impair the goodwill allocated to the agency operations in the future, which could have a material adverse impact upon our financial condition and results of operations.

Certain anti-takeover provisions in state law and our Articles of Incorporation may make it more difficult to acquire us and thus may depress the market price of our common stock.

        Our Restated and Amended Articles of Incorporation, the Pennsylvania Business Corporation Law of 1988, as amended, and the insurance laws of states in which our insurance subsidiaries do business contain certain provisions which could delay or impede the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us difficult, even if such a transaction would be beneficial to the interests of our shareholders, or discourage a third party from attempting to acquire control of us. In particular, the classification and three-year terms of our directors could have the effect of delaying a change in control. Insurance laws and regulations of Pennsylvania and New York, our insurance subsidiaries’ states of domicile, prohibit any person from acquiring control of us, and thus indirect control of our insurance subsidiaries, without the prior approval of the insurance commissioners of those states.

The conversion of our debt, the exercise of our outstanding warrants and stock options and any future issuances of new shares of our common stock will result in significant dilution to our existing shareholders.

        The conversion of our subordinated convertible debt would represent significant dilution to our existing shareholders. Also, if holders of our debt elect to convert their debt into shares of our common stock prior to October 15, 2005, we may issue additional shares of common stock as payment of a discounted amount of interest that would otherwise be payable through that date. In addition, we have granted warrants to Centre Solutions (Bermuda) Limited, which are exercisable until December 31, 2007 for preferred stock convertible into 15% of our then outstanding common stock after conversion on a fully diluted basis and an additional 20% of our then outstanding common stock after conversion on a fully diluted basis in the event that we do not commute our reinsurance agreement at or prior to December 31, 2007. We anticipate that to finance the growth of our business adequately and to support our liquidity needs, we may offer and sell our shares of common stock or convertible debt in private or public offerings in the future. The occurrence of any or all of the foregoing will result in significant additional dilution to our existing shareholders.

We could be required to reduce certain tax attributes (such as credits, losses, etc.) and thereby owe greater federal income taxes.

        The Internal Revenue Service has established rules that potentially limit or defer a company’s use of prior period net operating loss carryforwards for tax purposes in the event that a majority of the company’s common stock ownership changes within any consecutive three year period. Due to the issuance of additional shares of our common stock since May 2001, we have become subject to these limitations or deferrals and have established a valuation allowance against the use of our net operating loss carryforwards. However, if our interpretation of the rules is incorrect, our valuation allowance is insufficient, or if we generate future losses that limit our ability to use these net operating losses further, we could be required to reduce certain of our tax attributes further and thereby owe greater taxes. The payment of greater taxes would also adversely affect our statutory surplus. It is not possible for us to quantify the impact of such a further reduction in tax attributes and we are not certain that any such reduction would be required. However, such reduction could have a material impact upon our financial condition and results of operations.

(b) Insurance Products

        Since 1972, we have developed, marketed and sold defined benefit accident and health insurance policies designed to be responsive to changes in:

o	the characteristics and needs of the senior insurance market;

o	governmental regulations and governmental benefits available for senior citizens; and

o	the health care and long-term care delivery systems.

        As of December 31, 2003, approximately 96% of our total annualized premiums in-force were derived from long-term care policies, which include nursing home and home health care policies. Our other lines of insurance include Medicare supplement, life and disability products. We solicit input from both our independent agents and our policyholders with respect to the changing needs of the senior market. In addition, our representatives regularly attend regulatory meetings and seminars to monitor significant trends in the long-term care industry.

        Our focus on long-term care insurance has enabled us to gain expertise in claims and underwriting which we have applied to product development. Through the years, we have continued to build on our brand names by offering the independent agency channel a series of differentiated products.

        The following table sets forth, at the dates indicated, information related to our policies in force:

	(annualized premiums in $000's) December 31,
	2003		2002		2001
Long-term facility, home
and comprehensive coverage:
Annualized premiums	$334,529	95.5%	$344,771	95.7%	$351,268	95.0%
Number of policies	185,608		204,429		242,644
Average premium per policy	$1,802		$1,687		$1,448
Disability insurance:
Annualized premiums	$1,590	0.5%	$2,529	0.7%	$6,415	1.7%
Number of policies	4,066		6,187		13,226
Average premium per policy	$391		$409		$485
Medicare supplement:
Annualized premiums	$10,887	3.1%	$9,726	2.7%	$8,449	2.3%
Number of policies	8,806		8,566		8,216
Average premium per policy	$1,236		$1,135		$1,028
Life insurance:
Annualized premiums	$2,715	0.8%	$2,957	0.8%	$3,310	0.9%
Number of policies	4,882		5,282		5,756
Average premium per policy	$556		$560		$575
Other insurance:
Annualized premiums	$321	0.1%	$424	0.1%	$398	0.1%
Number of policies	2,114		2,445		2,459
Average premium per policy	$152		$173		$162
Total annualized premiums in force	$350,042	100.0%	$360,407	100.0%	$369,840	100.0%
Total Policies	205,476		226,909		272,301

        We received an insurance license in 1972, which permitted us to write insurance in 12 states. In 1974, we offered our first extended care long-term care policy, which provided a five year benefit for nursing facility coverage care. This was the first long-term care insurance product to cover all levels of facility care, including skilled, intermediate and custodial care, and with an extended five-year benefit period.

        In 1983, we began the sale of home health care riders, which pay for licensed nurses, certified nurses’ aides and home health care workers who provide care/assistance in the policyholder’s home. In 1987, we began offering a stand-alone home care policy, which was the first in the industry to include a limited benefit for homemaker care provided by an unskilled, unlicensed individual such as a friend or neighbor.

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

        Our long-term nursing home care policies provide a benefit payable during periods of nursing facility confinement prescribed by a physician or necessitated by the policyholder’s cognitive impairment or inability to perform two or more activities of daily living (such as bathing or dressing). These policies also include built-in benefits for alternative plans of care, waivers of premiums after 90 days of benefit payments on a claim, and restoration of the policy’s maximum benefit period. All levels of nursing care, including skilled, intermediate and custodial (assisted living), are covered and benefits continue even when the policyholder’s required level of care changes. Skilled nursing care refers to professional nursing care provided by a medical professional (a doctor or registered or licensed practical nurse) located at a licensed facility that cannot be provided by a non-medical professional. Intermediate nursing care is designed to cover situations that would otherwise fall between skilled and custodial care and includes situations in which an individual may require skilled assistance on a sporadic basis. Custodial care generally refers to non-medical care, which does not require professional treatment and can be provided by a non-medical professional with minimal or no training.

        Our current long-term nursing home care policies provide benefits that are payable for defined benefit periods ranging from one to five years, or the lifetime of the policyholder. Certain of these policies provide for a maximum daily benefit on an expense-incurred basis or on an indemnity basis ranging in either case from $60 to $300 per day. We also offer a policy that provides comprehensive coverage for nursing home and home health care, offering benefit “pools of coverage” ranging from $75,000 to $500,000, as well as unlimited coverage.

        Our home health care policies generally provide a benefit payable on an expense-incurred basis during periods of home care prescribed by a physician or necessitated by the policyholder’s cognitive impairment or inability to perform two or more activities of daily living. These policies cover the services of registered nurses, licensed practical nurses, home health aides, physical therapists, speech therapists, medical social workers, and unlicensed or unskilled homemakers. Benefits for our currently marketed home health care policies are payable for defined benefit periods ranging from six months to five years, or the lifetime of the policyholder, and provide from $60 to $300 per day. Our home health care policies generally also include built-in benefits for waivers of premiums after 90 days of benefit payments, and unlimited restoration of the policy’s maximum benefit period.

        We currently offer the following products:

        Personal Freedom® policy. Our Personal Freedom® policy (offered since 1996) provides comprehensive coverage through a pool of money which is available to pay for long-term care services received in a nursing facility, an assisted living facility or the policyholder’s home.

        Assisted Living® policy. The Assisted Living® policy (offered since 1999) provides facility coverage in either a traditional nursing home setting or in an assisted living facility. This policy is a lower priced alternative to the Personal Freedom® policy. When coupled with an optional home health care rider, the Assisted Living® policy offers benefits similar to those of the Personal Freedom® policy, but provides the policyholder with the flexibility to determine at policy issuance how much coverage is available for each type of care, thereby fixing each potential risk and reducing the policy cost.

        Independent Living® policy. The Independent Living® policy (offered since 1994) provides coverage for all levels of care received at home. Besides covering skilled care and care by home health care aides, this policy pays for care provided by unlicensed, unskilled homemakers. This care includes assistance with instrumental activities of daily living, such as cooking, shopping and housekeeping when determined to be medically necessary. Family members also may be reimbursed for any training costs incurred to provide in-home care.

        Secured Risk® policy. Our Secured Risk® policy (offered since 1998) provides limited facility care benefits to people who would most likely not qualify for long-term care insurance under traditional policies. Table-based underwriting allows us to examine these applicants based on their level of activity and independence. This policy provides coverage for all types of care, but with limited benefits for home health care. This policy includes coverage limitations and longer elimination period (initial time period not covered by insurance) requirements than our other policies.

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

        Congress did not provide guidance as to the taxation of benefit payments made on non-tax qualified policies, leading to policyholder concern about the taxation of future benefits for these non-qualified plans. In response, we designed the Pledge and Promise program, which allows policyholders to convert from a less restrictive non-qualified plan to a tax qualified plan in the future in the event that the United States Congress determines that benefit payments would be otherwise taxable. We continue to offer both types of plans.

        In 1997, we offered our Pledge and Promise, committing to allow policyholders the ability to convert their policy from non-tax qualified to qualified in the event benefit payments were determined to be taxable for a non-tax qualified plan.

        We have developed our next generation of long-term care insurance products and have filed these products with the insurance department of each state in which we are currently approved to sell new policies. These products have been updated to include greater flexibility of benefit design and to incorporate additional coverage options, including expanded spousal benefits. We anticipate introducing this new generation of long-term care insurance products to the market in the second quarter of 2004.

(c) Marketing

    Markets.        The following chart shows premium revenues by state (dollar amounts in thousands):

		($000)			Current
	Year	Year Ended December 31,			Year %
State	Entered	2003	2002	2001	of Total
Arizona	1988	$13,947	$14,267	$15,392	4.3%
California	1992	45,618	48,899	51,498	14.2%
Colorado	1969	5,043	4,646	4,701	1.6%
Florida	1987	55,907	58,990	65,067	17.4%
Georgia (2)	1990	4,270	4,610	5,066	1.3%
Illinois	1990	17,104	17,472	19,525	5.3%
Iowa	1990	4,842	4,960	5,361	1.5%
Maryland	1987	3,275	3,445	3,948	1.0%
Michigan	1989	5,580	6,058	6,654	1.7%
Missouri (2)	1990	3,273	3,619	4,061	1.0%
Nebraska (2)	1990	3,806	4,024	4,263	1.2%
New Jersey (2)	1996	6,887	7,695	8,374	2.1%
New York	1998	4,038	3,902	4,103	1.3%
North Carolina (2)	1990	9,366	9,919	10,399	2.9%
Ohio (2)	1989	9,970	10,664	11,880	3.1%
Pennsylvania	1972	43,850	40,247	43,126	13.6%
Texas	1990	15,803	16,587	17,847	4.9%
Virginia	1989	23,008	21,442	22,638	7.2%
Washington	1993	10,060	10,407	10,670	3.1%
All Other States(1)		36,299	41,790	35,818	11.3%

All States		$321,946	$333,643	$350,391	100.0%

(1)	Includes all states in which premiums comprised less than one percent of total premiums in 2003.

(2)	We have not recommenced new policy sales in these states or in five other unlisted states (which are included in All Other States).

        Historically, our business has been concentrated in a few key states. During 2003, approximately 45% of our direct premium revenue came from sales of policies in Florida, California and Pennsylvania. Our premium growth between 1995 and 2000 led to diminished statutory surplus levels due to the statutory surplus strain arising from new business generation. In 2001, we ceased new policy sales nationwide as a result of our statutory surplus levels until we formulated the Plan with the Department. Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 16 additional states, including Florida (subject to a Corrective Order). Florida and Pennsylvania accounted for approximately 17% and 14%, respectively of our direct premium revenue during 2003. We have recently received approval for the recommencement of sales in California, subject to certain continuing conditions and approval of our filed product forms and rates. California renewal premiums represented approximately 14% of our direct premium revenue for the 2003 period. We are actively working with the remaining states to recommence new policy sales in all jurisdictions.

        The following table summarizes our sales of new policies in the periods indicated (in thousands):

	2003	2002	2001
Number of new policies sold	7	3	20
Annualized premiums	$13,722	$5,274	$34,786

        Our sales and marketing mission is to blend a superior and diverse product portfolio with an industry leading service commitment, thus distinguishing us as the leader in the long-term care insurance industry. We continually strive to create sales and marketing solutions that will increase our profit margins. Building on integrity and quality, we are dedicated to recruiting new distribution partners and building long-term relationships with our distribution network. Our goal is to continually grow our product and service offerings in order to remain competitive in the long-term care industry. We measure our success by the growth of new business sales.

    Agents. We market our products principally through independent agents. We also employ agents through our subsidiary agencies to sell our products as well as the products of other insurance companies. We provide assistance to our agents through seminars, underwriting training and field representatives who consult with agents on underwriting matters, assist agents in research and accompany agents on marketing visits to current and prospective policyholders.

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

        We are actively engaged in recruiting and training new agents. Sub-agents are recruited by the general agents. Independent agents are generally paid higher commissions than those employed directly by insurance companies, in part to account for the expenses of operating as an independent agent. We believe that the commissions we pay to independent agents are competitive with the commissions paid by other insurance companies selling similar policies. The independent agent’s right to renewal commissions is vested and commissions are paid as long as the policy remains in-force, provided the agent continues to abide by the terms of the contract. We provide assistance to our independent agents in connection with the processing of paperwork and other administrative services.

        We have developed a proprietary agent sales system for long-term care insurance, LTCWorks!®, which enables agents to sell products utilizing downloadable software. We believe that LTCWorks!® increases the potential distribution of our products by enhancing agents’ ability to present the products, assist policyholders in the application process and submit applications over the Internet. LTCWorks!® provides agents who specialize in the regular sale of long-term care insurance products with a unique and easy to use sales tool and enables agents who are less familiar with long-term care insurance to present our products and to do preliminary underwriting when they are discussing other products such as life insurance or annuities.

        Field Marketing Organizations. We selectively use field marketing organizations, or large multi-agent networks, for the purpose of recruiting independent agents and developing networks of agents in various states. Field marketing organizations receive an override commission on business written in return for recruiting, training and motivating the independent agents. No single independent grouping of agents accounted for more than 10% of our new premium revenue or renewal premium revenue from policies written in 2003, 2002 or 2001. We have not delegated any underwriting or claims processing authority to any agents.

        Franchise Insurance. We sell franchise insurance, which is a series of individually underwritten policies sold to an association or group. Although franchise insurance is generally presented to groups that endorse the insurance, policies are issued to individual group members. Each application is underwritten and issuance of policies is not guaranteed to members of the franchise group.

        In the first quarter of 2004, we announced an initiative to further expand our sale of Medicare supplement policies, allowing us to diversify our product offerings in the senior market. Since many of our distribution partners actively sell Medicare supplement policies in addition to long-term care insurance products, we believe our increased activity in this market will strengthen and build upon the relationships we already have, and allow us to better compete in attracting new agents and field marketing organizations. We intend, beginning in approximately the third quarter of 2004, to offer Medicare Supplement Plans A through F, and a high deductible Plan F, in approximately 30 states.

        We have entered an administrative agreement with a third party to provide all policy issuance, maintenance and claims servicing for these policies. We currently use the same administrator to process claims on our existing Medicare supplement policies. In addition, we have entered a reinsurance agreement to share, on a 50 percent quota share basis, a portion of the risk of newly issued policies with an unaffiliated reinsurer.

        We are pursuing strategic partnerships with other long-term care insurance carriers to offer, through their distribution network, certain of our products and underwriting classes that they do not currently offer. Our discussions to date suggest that we can provide these carriers with an enhanced product portfolio while expanding our distribution efforts through their captive agency force.

(d) Administration

Underwriting

        We believe that the underwriting process through which we choose to accept or reject an applicant for insurance is critical to our success. We have offered long-term care insurance products for 30 years and we believe we have benefited significantly from our longstanding focus on this specialized line. Through our experience, we have been able to establish a system of underwriting designed to permit us to process our new business and assess the risks presented with new applications more effectively and efficiently. This experience has also enabled us to devise a risk stratification system whereby we can accept a broad array of risks with correspondingly appropriate premium levels.

        Applicants for long-term care insurance are required to complete applications and answer detailed medical questions about their health history, medications, and other personal information. Additionally, each applicant must complete a telephonic interview or a face to face interview conducted by an employee of our underwriting department or a nurse through an outside agency. These interviews are used to verify the information provided on the application, as well as obtain additional insight into their physical abilities, activity level, living situation and cognitive functioning.

        As part of these interviews, all applicants are screened for cognitive impairment, a major contributor to the need for long-term care services. For those under age 65, The Delayed Word Recall screen is utilized. Those over age 65 are screened through the use of the Minnesota Cognitive Acuity Screen (MCAS) which is performed by an outside vendor. Unless the underwriting department determines that an in home assessment is required, for those age 65-74 the MCAS is generally conducted telephonically. For those age 75 and over, an in home assessment, incorporating the MCAS, is required. Depending on the applicant’s health history, copies of an applicant’s medical records are also frequently required. Our underwriting evaluation process not only assesses the risk the applicant currently represents, but also takes into account how existing health conditions and risk factors are likely to progress and affect their level of independence as the applicant ages.

        We use table-based underwriting, or multiple rate classifications, as a means to approve a greater number of applicants by obtaining the premiums for appropriate additional risk levels. Applicants are placed in different risk classes for acceptance and premium calculation based on medical conditions and level of activity. We have an underwriting points-based scoring system, which provides consistent underwriting and rate classification for applicants with similar medical histories and conditions. We currently offer Preferred, Premier, Select and Standard risk classifications. We are able to offer the equivalent of a fifth underwriting class through the offer of our Secured Risk® product to applicants that would not otherwise qualify for longer benefit periods and shorter elimination periods.

Claims

        Our long-term care insurance claims are evaluated and processed by our internal staff, which includes our care management unit. All Medicare supplement claims are processed by a third party administrator due to the high volume and their low benefit amounts.

        Approximately half of our long-term care claims are for home health care. These claims typically require the greatest amount of diligent overview and we have been utilizing care management techniques for over 10 years. Most of our policies offer the insured an incentive to provide early notice of claim. This early notice allows us to become involved with the claim shortly after the care begins, and sometimes even before it begins. Involvement with the claim at this stage is integral to our being able to deploy our care management approach in the most effective manner. Through care management, we are able to assess the insured’s deficiencies and develop a plan of care, which sets out the type, intensity and duration of services required, that is appropriate to the insured’s needs. Our care managers follow the claimant’s progress with periodic contact and adjust the plan of care as needs change. These efforts are aimed at not only ensuring the plan of care is appropriate, but also at assisting the policyholder to return to the highest level of functioning as quickly as possible.

        Our care management is administered through our care management unit, which consists of registered nurses that we employ, as well as through independent case management vendors, which offer a network of field assessors. Our in-house nurses conduct telephonic assessments and manage the cases, whereas the external vendors are typically only utilized for face-to-face assessments. Some form of care management is employed on over 95% of our home care claims. Additionally, one-third of our home care claimants also utilize our Care Solutions service, which is also administered by our care management unit. Through this service, we develop the plan of care and assist in setting up the care itself by identifying providers in the policyholder’s community that we have relationships with and by coordinating the actual delivery of that care. By utilizing our Care Solutions service, many policyholders qualify to obtain expanded home health care benefits under the provisions of our policies.

        Our facility claims represent the other half of our long-term care claims. These are comprised of claims for confinements to both traditional nursing facilities and assisted living facilities. The widespread availability and consumer preference for assisted living facilities represents the most significant change in the long-term care delivery system in the past 10 years. These facilities have also impacted the types of facility claims we receive, where the level of disability and need for confinement may be less clear-cut than on the claim for the traditional nursing home. Our care management tools, particularly face-to-face assessments, have assisted in the adjudication of these claims and have been utilized more in 2003 than in prior periods.

        We are presently refining our claims management and care management techniques and believe there is significant potential for future claims savings. The refinements include automating certain claims adjudication tasks, expanding the number and geographic distribution of skilled long-term care providers and network discounts that our policyholders can utilize, and focusing more resources on identifying and mitigating fraud. In 2003, we also examined and refined our procedures that require unskilled, family member care providers to receive pre-approval before benefits are paid.

Systems Operations

        We maintain our own computer system for most aspects of our operations, including policy issuance, billing, claims processing, commissions, premiums and general ledger. We consider it critical to continue to provide the quality of service for which we are known by our policyholders and agents. We believe that our overall systems are an integral component in delivering that service. Accordingly, we have started development of a System Replacement Project (“SRP”). In 2002, we determined, based upon our assessment of currently available long-term care processing systems that we would be better served to build our own program, which would incorporate the specific requirements deemed necessary to support our unique current and planned business processes. In 2003, having completed a significant portion of our needs assessment and rules development, and a portion of the programming necessary, we reevaluated the time and expense required to fully implement the SRP. We currently believe, based upon a review of certain vendor solutions recently introduced or more fully tested, that we will be able to modify our plans for an internally developed program and utilize a new vendor solution while maximizing the use of our efforts and capitalized costs to date. We are currently evaluating proposals from vendors and anticipate making a determination during the second quarter of 2004.

        The SRP is expected to provide us with a system that will support our business plan, allow us to grow the business without a significant increase in staffing, transform our existing processes from clerical-based to knowledge-based, and allow us to continue to provide and improve our services to both agents and policyholders. We believe the SRP will result in annual savings once the entire system is in place. These savings are expected to be achieved through productivity improvements, labor avoidance costs, and a reduction in the transaction error rates caused by manual processing. We believe the project will be implemented by the first half of 2005.

        We have an outsourcing agreement with a computer services vendor providing for the daily operations of our systems, future program development and assurance of continued operations in the event of a disaster or business interruption. We believe that this vendor can provide better expertise in the evolving arena of information technology than we can provide.

(e) Premiums

        Our long-term care policies provide for guaranteed renewability, at the option of the policyholder, at then current premium rates. The policyholder may elect to pay premiums on a monthly, quarterly, semi-annual or annual basis. In addition, we offer an automatic payment feature that allows policyholders to have premiums automatically withdrawn from a checking account.

        Premium rates for all lines of insurance are subject to state regulation. Premium regulations vary greatly among jurisdictions. Premium rates for our insurance policies are established by our actuarial staff with the assistance of our actuarial consultants and after consultation with executive management. All premium rates, including changes to previously approved premium rates, must be approved by the insurance regulatory authorities in each state. However, regulators may not approve the premium rate increases we request, may approve them only with respect to certain types of policies, or may approve increases that are smaller than those we request.

        As a result of minimum statutory loss ratio standards imposed by state regulations, the premiums on our existing and future Medicare supplement polices are subject to reduction and/or corrective measures in the event insurance regulatory agencies in states where we do business determine that our loss ratios either have not reached or will not reach required minimum levels.

        In the past, we have filed with and received approval from certain state insurance departments to increase policy premium rates. These premium rate increases have resulted from a) claims experience that has differed from our expectations at time of original policy issuance, b) development of alternative forms of facility care (assisted living centers) which were not contemplated at time of original policy issuance, but for which we have frequently made payment under the terms of our existing facility-based policy forms.

        We have filed and implemented premium rate increases on most of our in-force policies as a result of experience studies performed prior to 2002. Based upon our most recent experience and assumptions relating to future claims experience, we have and are continuing to file and implement additional premium rate increases on the majority of our products.

(f) Future Policy Benefits, Claims Reserves and Deferred Acquisition Costs

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

        The second is a reserve for claims which have already been incurred, whether or not they have yet been reported. The amount of reserves relating to claims incurred is determined by periodically evaluating statistical information with respect to the number and nature of historical claims. We regularly review our claims reserves, and any adjustments to previously established claims reserves are recognized in operating income in the period that the need for such adjustments becomes apparent.

        In connection with the sale of our insurance policies, we defer and amortize the policy acquisition costs over the related premium paying periods throughout the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred policy acquisition costs (“DAC”) is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies. In addition, we review and update the assumptions underlying DAC and our policy reserves to reflect current experience on a quarterly basis. If, based on that review we determine that our DAC is not fully recoverable, we would impair the value of our DAC and would fully expense the impaired amount. As a result, our financial condition and results of operations could be materially adversely affected.

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

(g) Reinsurance

Reinsurance Agreements with Centre Solutions (Bermuda) Limited

        Effective December 31, 2001, we entered into a reinsurance agreement with Centre Solutions (Bermuda) Limited to reinsure, on a quota share basis, substantially all of our long-term care insurance policies then in-force. The following is a summary of the reinsurance agreement and is qualified in its entirety by reference to the reinsurance agreement which has been filed with the Securities and Exchange Commission. The agreement is subject to certain coverage limitations and an aggregate limit of liability which may be reduced if we are unable to obtain premium rate increases. This agreement does not qualify for reinsurance treatment in accordance with GAAP because the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, expense and risk charges that will be credited against our notional experience account by the reinsurer and the aggregate limit of liability. However, this agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

        The initial premium paid by us under the agreement was approximately $619 million, comprised of $563 million of cash and securities, and $56 million held as funds due to the reinsurer. Such withheld funds are scheduled to be released to the reinsurer in increments between December 31, 2003 and December 31, 2008, subject to Centre Solutions (Bermuda) Limited’s right to demand that the withheld funds be released in their entirety at any time by giving us fifteen business days prior written notice. We released $10 million as of December 31, 2003. The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, will be credited to a notional experience account, which is held for our benefit in the event of commutation and recapture on or after December 31, 2007. The notional experience account balance also receives an investment credit based upon the total return of a series of benchmark indices and hedges, which are designed to closely match the duration of our reserve liabilities.

        For each of the first seven years of the reinsurance agreement, Centre Solutions (Bermuda) Limited will assess against our notional experience account an annual base fee of $2.8 million plus 0.4% of the statutory reserves ceded to it. Thereafter, the fees rise to a maximum in year twelve and each year thereafter of $5.4 million plus 0.8% of the statutory reserves ceded to it. In addition, the fees include amounts for capital to support the business, and certain brokerage, maintenance and asset security fees. These fees are to be deducted from the notional experience account on a quarterly basis and are not payable to the reinsurer until, and if, the agreement is commuted.

        We receive a monthly payment based on a yearly reinsurance allowance equal to (1) approximately 19.7% of the net premiums we submit to Centre Solutions (Bermuda) Limited, subject to certain adjustments for premium rate increases implemented in 2003 and thereafter and (2) actual commissions paid in 2002, plus (3) 3.5% of certain incurred net losses and statutory claim reserves. The yearly reinsurance allowance is not permitted to exceed 25% of the net premiums received in the applicable calendar year. We also received a fixed amount of $2 million for each of the 2002 and 2003 calendar years and we will pay $1.2 million for each of the 2004, 2005, 2006 and 2007 calendar years.

        The reinsurance agreement excludes certain losses from coverage, including liabilities arising from (1) our actions or failure to act, (2) insolvency funds, (3) nuclear hazards, (4) terrorism and (5) war or military action.

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

        The reinsurance agreement requires us to review the performance of our policies to ascertain their actual to expected loss experience at least every six months and to conduct an analysis of our underlying actuarial assumptions to ascertain the future morbidity experience at least once a year. If we have reason to believe that future experience is likely to be worse than projected at the later of December 31, 2001 or the date of the most recent rate increase approval, and that such deterioration in expected experience would justify an increase in premium rates of 5% or more on any individual policy form, we are required to file for and obtain increases in premium rates. Failure to obtain such increases will constitute a breach under the agreement, resulting in a reduction in the aggregate limit of liability. We are in the process of completing the most recent analysis required by the reinsurance agreement. We anticipate that certain premium rate increases that we are currently in process of filing or implementing will be further supported by the most recent analysis once complete.

        The reinsurance agreement contains commutation provisions and allows us to recapture the reserve liabilities and the notional experience account balance as of (1) a change in control of our subsidiaries, PTNA or ANIC, (2) an insolvency of either of these subsidiaries, (3) our material breach of the reinsurance agreement, or (4) December 31, 2007 or December 31 of any year thereafter. We intend to commute the reinsurance agreement on December 31, 2007; therefore, we are accounting for the reinsurance agreement in anticipation of this commutation. In the event we do not commute the reinsurance agreement on December 31, 2007, we will be subject to escalating expenses and a fourth tranche of warrants held by Centre Solutions (Bermuda) Limited will become exercisable for our convertible preferred stock that, if converted, would represent approximately 20% of the outstanding common stock following such conversion on a fully diluted basis (and approximately 35% of the outstanding common stock following such conversion on a fully diluted basis if all four tranches of warrants have been exercised).

        Our current modeling and actuarial projections suggest that we are likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, our statutory capital following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, we would receive cash or other liquid assets equaling the value of our notional experience account from the reinsurer. We would also record the necessary reserves for the recaptured business in our statutory financial statements. Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. As of December 31, 2003, the statutory reserve liabilities of $970 million exceeded the combination of the notional experience account value and funds held due to the reinsurer of $833 million. Based upon our current modeling and actuarial projections, management expects the value of the notional experience account to exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $77 million and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter. However the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the recaptured policies. The reinsurer has agreed to fix the market value of the notional experience account upon such time of notice, and to then invest the assets in a manner that we request in order to minimize short term volatility.

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

        As a result of our intention to commute, we considered only the expense and risk charges anticipated prior to the commutation date in our DAC recoverability analyses and have not recorded the potential of future escalating charges. In the event we determine that commutation of the reinsurance agreement is unlikely on December 31, 2007, but likely at some future date, we will include additional annual expense and risk charge credits against our notional experience account in our DAC recoverability analysis. As a result, we could impair the value of our DAC asset and record the impairment in our financial statements. However, we currently believe that we will have sufficient statutory capital and surplus to commute the reinsurance agreement on December 31, 2007 or that sufficient alternatives, such as additional capital issuance or new reinsurance opportunities, are available to enable us to commute the agreement as planned.

        The reinsurance agreement also granted the reinsurer an option to participate in reinsuring new business sales on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure up to 50% of future sales, subject to a limitation of the reinsurer’s risk. The reinsurer may continue this level of participation on the next $100 million in new policy premium issued after January 1, 2002. The final agreement, which was entered into in December 2002, further provides the reinsurer the option to reinsure a portion of the next $1 billion in newly issued long-term care annual insurance premium, subject to maximum quota share amounts of up to 40% as additional policies are written. In 2003 and 2002, approximately $14 million and $5 million of newly issued premium was subject to this agreement, respectively.

        In February 2003, the reinsurer notified us that it may, for reasons unrelated to us, discontinue its quota share reinsurance of new long-term care insurance policies issued after a future undetermined date. On March 29, 2004, the reinsurer verbally notified us of its decision to cease reinsuring newly issued policies on or about August 1, 2004. The Company’s separate agreement with the reinsurer to reinsure existing policies issued prior to December 31, 2001 and policies issued under the 2002 Centre Agreement prior to August 1, 2004, will be unaffected by any determination made by the reinsurer regarding newly issued policies. Between February 2003 and March 2004, we have identified and held discussions with other reinsurers that we believe are interested in providing reinsurance on newly issued policies. However, we have been unable until now to enter definitive negotiations for a new agreement.

Other Reinsurance

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

        We have entered into a reinsurance agreement with General and Cologne Life Re of America (“Cologne”) with respect to home health care policies with benefit periods exceeding 36 months. No new policies have been reinsured under this agreement since 1998. Cologne has notified us that they believe we are in breach of our current agreement as a result of entering our agreement for existing policies with Centre Solutions (Bermuda), Inc. without the prior written approval of Cologne. We have contested this assertion of breach and are continuing discussions with Cologne to reach an equitable resolution, including, but not limited to, arbitration, the recapture of the excess home health care coverage and reserves, premium rate increases or additional reinsurance business in the future. Reinsurance recoverables related to this treaty were $10.6 million and $10.2 million at December 31, 2003 and 2002, respectively.

        In addition to the reinsurance agreement to cede certain home health care claims beyond 36 months, we are also party to a coinsurance agreement with Cologne on a previously acquired block of long-term care business, whereby 66% is ceded to a third party. Cologne has also claimed breach of this agreement. However, the agreement did not require prior written approval to enter other reinsurance agreements and we believe that any claim of breach is baseless.

         We also have an agreement with Cologne to cede certain home health and nursing home claims. The claims ceded are either in excess of 60 months, $250,000 or $350,000 depending on the policy type. Cologne has also claimed breach of this agreement. However, none of the reinsured policies were ceded to Centre Solutions (Bermuda), Inc. and we believe any claim of breach is baseless.

        Our life insurance policies are currently reinsured for benefits in excess of $30,000 with Hannover Life Reassurance Company of America and Swiss Reassurance Company of America.

        We had ceded, through a fronting arrangement, 100% of certain whole life and deferred annuity policies to Provident Indemnity Life Insurance Company (“Provident Indemnity”), which policies were acquired in 2002 by Lincoln Heritage Life Insurance Company. No new policies have been ceded under this arrangement since December 31, 1995. We have recently entered an agreement with an unaffiliated insurer to cede 100% of these policies and related reserves of $3.1 million on an assumption basis effective December 31, 2002 and have terminated our agreement with Provident Indemnity. Upon approval from state insurance departments in which the policies were issued, or policyholder approval as may be prescribed by state regulation, we will no longer record these policies in our financial statements. No gain or loss was recognized from the cession of these policies to the new insurer.

        We also entered into a reinsurance agreement to cede 100% of certain life, accident, health and Medicare supplement insurance policies to Reassure America Life Insurance Company. These fronting arrangements are used when one insurer wishes to take advantage of another insurer’s ability to procure and issue policies. As the fronting company, we remain ultimately liable to the policyholder, even though all of our risk is reinsured. Therefore, the agreements require the maintenance of securities in escrow for our benefit in the amount equal to our statutory reserve credit.

        In 2001, we ceded substantially all of our disability policies to Assurity Life Insurance Company on a 100% quota share assumption basis. The reinsurer may assume ownership of the policies as a sale upon various state and policyholder approvals. We received a ceding allowance of approximately $5 million and paid the reinsurer an amount equal to the ceded reserves of approximately $10.2 million. We deferred the resultant gain of approximately $5 million, which we are recognizing as departmental or policyholder approval for the assumption of the policies is received.

        The following table shows our historical use of reinsurance:

		Reinsurance Recoverable
Company	A.M. Best Rating	December 31, 2003	December 31, 2002
		(in thousands)
General and Cologne Life Re of American	A+	$16,907	$16,680
Assurity Life Insurance Company	A-	3,681	5,828
Lincoln Heritage Life Insurance Company	B++	2,923	3,099
Employer's Reassurance Corporation	A	0	178
Reassure America Life Insurance Company	A+	405	413
Hanover Life Reassurance Company of America	A	14	13
Swiss Reassurance Life and Health America	A+	4	7

(h) Investments

        We have categorized all of our investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from total shareholders’ equity on the balance sheet. As of December 31, 2003, shareholders’ equity was increased by $598 million due to unrealized gains of $920 million in the investment portfolio. The amortized cost and estimated market value of our available for sale investment portfolio as of December 31, 2003 and 2002 are as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities
and obligations of U.S
Government authorities
and agencies	$20,699	$624	$(38)	$21,285
Mortgage backed securities	2,020	39	(3)	2,056
Debt securities issued by
foreign governments	236	11	(2)	245
Corporate securities	19,978	375	(86)	20,267

	$42,933	$1,049	$(129)	$43,853

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities
and obligations of U.S
Government authorities
and agencies	$15,689	$1,172	$--	$16,861
Mortgage backed securities	1,603	78	--	1,681
Debt securities issued by
foreign governments	205	11	--	216
Corporate securities	9,278	419	(1)	9,696

	$26,775	$1,680	$(1)	$28,454

        Our investment portfolio, excluding our notional experience account, consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent on prevailing levels of interest rates at the time of original purchase. Due to the duration of our investments (approximately 3 years), investment income does not immediately reflect changes in market interest rates.

        In connection with our 2001 reinsurance agreement with Centre Solutions (Bermuda) Limited, during the first quarter of 2002, we transferred substantially our entire investment portfolio to the reinsurer as the initial premium payment. The initial and future premium for the reinsured policies, less claims payments, ceding commissions and risk charges is credited to a notional experience account, the balance of which also receives an investment credit. The notional experience account balance represents an amount to be paid to us in the event of commutation of the agreement. We believe that the notional experience account represents a hybrid instrument, containing both a fixed debt host contract and an embedded derivative. The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the fixed debt host contract. We are accounting for the investment credit received on the notional experience account as follows:

    1.        The fixed debt host yields a fixed return based upon the yield to maturity of the underlying benchmark indices. The return on the fixed debt host is reported as investment income in the Statements of Income and Comprehensive Income.

    2.        The change in fair value of the embedded derivative represents the percentage change in the underlying indices applied to the notional experience account, similar to that of an unrealized gain/loss on a bond. The change in the fair value of the embedded derivative is reported as a market gain or loss on notional experience account in the Statements of Income and Comprehensive Income.

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

(i) Selected Financial Information: Statutory Basis

        The following table shows certain ratios derived from our insurance regulatory filings with respect to our accident and health policies presented in accordance with accounting principles prescribed or permitted by insurance regulatory authorities, which differ from the presentation under GAAP and which also differ from the presentation under statutory accounting rules for purposes of demonstrating compliance with statutorily mandated loss ratios.

	Year ended December 31,
	2003	2002	2001
Loss Ratio (1) (4)	67.3%	75.8%	154.4%
Expense ratio (2) (4)	57.6%	(8.2)%	(201.	3)%

Combined loss and expense ratio	124.9%	67.6%	(46.9)%
Persistency (3)	88.1%	82.8%	89.3%
(1)	Loss ratio is defined as incurred claims and increases in policy reserves divided by collected premiums.

(2)	Expense ratio is defined as commissions and expenses, net of ceding allowances from reinsurers, divided by collected premiums.

(3)	We measure persistency as the continuation of a benefit unit, or an increment of $10 coverage per day offered under a policy, that remains in-force from one year to the next. We selected this method rather than measuring renewing policies or premium revenue due to the impact of premium rate increases we implemented in 2002 and 2003. We believe that the higher premium revenue following a premium rate increase would distort the actual persistency of the policies in-force. In addition, we have offered policyholders affected by premium rate increases a choice of accepting the higher premium or reducing existing benefits and continuing at their original premium amount, which if persistency was measured on renewing policies would yield an inaccurate measure of our continuing liability.

(4)	The 2003, 2002 and 2001 loss ratios and expense ratios are significantly affected by the reinsurance of approximately $309 million, $326 million and $408 million, respectively, in premium revenue on a statutory basis under financial and other reinsurance treaties. Change in reserves is accounted for as offsetting negative benefits and negative premium, causing substantial deviation in reported ratios.

        Statutory accounting practices. State insurance regulators require our insurance subsidiaries to have statutory surplus at a level sufficient to support existing policies and new business growth. Under statutory accounting rules, we charge costs associated with sales of new policies against earnings as such costs are incurred. These costs, together with required reserves, generally exceed first year premiums and accordingly, cause a reduction in statutory surplus during periods of increasing first year sales. The commissions paid to agents are generally higher for new policies than for renewing policies. Because statutory accounting requires commissions to be expensed as paid, rapid growth in first year policies generally results in higher expense ratios.

(j) Insurance Industry Rating Agencies

        Our insurance subsidiaries have A.M. Best financial strength ratings of “B- (fair)” and Standard & Poor’s claims paying ability ratings of “B- (weak), with positive outlook.” A.M. Best and Standard & Poor’s ratings are based on a comparative analysis of the financial condition and operating performance for the prior year of the companies rated, as determined by their publicly available reports. Penn Treaty also has a financial strength rating of “CCC- (weak)” from Standard & Poor’s for its subordinated convertible debt, but has no rating from A.M. Best. A.M. Best’s classifications range from “A++ (superior)” to “F (in liquidation).” Standard & Poor’s ratings range from “AAA (extremely strong)” to “CC (extremely weak).” A.M. Best and Standard & Poor’s insurer ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors and are not recommendations to buy, hold or sell a security. In evaluating a company’s financial and operating performance, the rating agencies review profitability, leverage and liquidity, as well as book of business, the adequacy and soundness of reinsurance, the quality and estimated market value of assets, the adequacy of reserves and the experience and competence of management.

        Certain distributors will not sell our group products unless we have a higher financial strength rating. The inability of our subsidiaries to obtain higher A.M. Best or Standard & Poor’s ratings could adversely affect the sales of our products if customers favor policies of competitors with better ratings. In addition, a downgrade in our ratings may cause our policyholders to allow their existing policies to lapse. Increased lapsation would reduce our premium income and would also cause us to expense fully the DAC relating to lapsed policies in the period in which those policies lapsed. Past downgrades in our ratings also may lead some independent agents to sell less of our products or to cease selling our policies altogether.

(k) Competition

        We operate in a highly competitive industry. We believe that competition is based on a number of factors, including service, products, premiums, commission structure, financial strength, industry ratings and name recognition. We compete with a large number of national insurers, smaller regional insurers and specialty insurers, many of whom have considerably greater financial resources, higher ratings from A.M. Best and Standard and Poor’s and larger networks of agents than we do. Many insurers offer long-term care policies similar to those we offer and utilize similar marketing techniques. In addition, we are subject to competition from insurers with broader product lines. We also may be subject, from time to time, to new competition resulting from changes in Medicare benefits.

        We also actively compete with other insurers in attracting and retaining agents to distribute our products. Competition for agents is based on quality of products, commission rates, underwriting, claims service and policyholder service. We continuously recruit and train independent agents to market and sell our products. We also engage field marketing organizations from time to time to recruit independent agents and develop networks of agents in various states. Our business and ability to compete may suffer if we are unable to recruit and retain insurance agents and if we lose the services provided by our field marketing organizations.

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

        The extent of regulation of insurance companies varies, but generally derives from state statutes which delegate regulatory, supervisory and administrative authority to state insurance departments. Although many states’ insurance laws and regulations are based on models developed by the National Association of Insurance Commissioners (“NAIC”), and are therefore similar, variations among the laws and regulations of different states are common.

        The NAIC is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues that can be used as guidelines for individual states in adopting or enacting insurance legislation. While the NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding on insurance companies unless adopted by states, and variation from the model laws by states is common.

        The Pennsylvania Insurance Department, the New York Insurance Department and the insurance regulators in other jurisdictions have broad administrative and enforcement powers relating to the granting, suspending and revoking of licenses to transact insurance business, the licensing of agents, the regulation of premium rates and trade practices, the content of advertising material, the form and content of insurance policies and financial statements and the nature of permitted investments. In addition, regulators have the power to require insurance companies to maintain certain deposits, capital, surplus and reserve levels calculated in accordance with prescribed statutory standards. The NAIC has developed minimum capital and surplus requirements utilizing certain risk-based factors associated with various types of assets, credit, underwriting and other business risks. This calculation, commonly referred to as Risk-Based Capital, serves as a benchmark for the regulation of insurance company solvency by state insurance regulators. The primary purpose of such supervision and regulation is the protection of policyholders, not investors.

        Most states mandate minimum benefit standards and policy lifetime loss ratios for long-term care insurance policies and for other accident and health insurance policies. A significant number of states, including Pennsylvania and Florida, have adopted the NAIC’s proposed minimum loss ratio of 60% for both individual and group long-term care insurance policies. Certain states, including New Jersey and New York, have adopted a minimum loss ratio of 65% for long-term care. The states in which we are licensed have the authority to change these minimum ratios, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced.

        In December 1986, the NAIC adopted the Long-Term Care Insurance Model Act (“the Model Act”), to promote the availability of long-term care insurance policies, to protect applicants for such insurance and to facilitate flexibility and innovation in the development of long-term care coverage. The Model Act establishes standards for long-term care insurance, including provisions relating to disclosure and performance standards for long-term care insurers, incontestability periods, nonforfeiture benefits, severability, penalties and administrative procedures. Model regulations were also developed by the NAIC to implement the Model Act. Some states have also adopted standards relating to agent compensation for long-term care insurance.

        Some state legislatures have adopted proposals to limit significant premium rate increases on long-term care insurance products. In the past, we have been generally successful in obtaining premium rate increases when necessary. We currently have premium rate increases on file with various state insurance departments. If we are unable in the future to obtain premium rate increases, or in the event of legislation limiting premium rate increases, we believe it would have a negative impact on our financial condition and future earnings.

        In September 1996, Congress enacted the Health Insurance Portability and Accountability Act (“HIPAA”), which permits premiums paid for eligible long-term care insurance policies after December 31, 1996 to be treated as deductible medical expenses for federal income tax purposes. The deduction is limited to a specified dollar amount ranging from $260 to $3,250, with the amount of the deduction increasing with the age of the taxpayer. In order to qualify for the deduction, the insurance contract must, among other things, provide for limitations on pre-existing condition exclusions, prohibitions on excluding individuals from coverage based on health status and guaranteed renewability of health insurance coverage. Although we offer tax-deductible policies, we will continue to offer a variety of non-deductible policies as well. We have long-term care policies that qualify for tax exemption under HIPAA in all states in which we are licensed.

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

        States also restrict the dividends our insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of our insurance company subsidiaries, computed according to statutory formulae. Under the insurance laws of Pennsylvania and New York, where our insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania law, our Pennsylvania insurance subsidiaries (including our primary insurance subsidiary) must give the Department at least 30 days’ advance notice of any proposed “extraordinary dividend” and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company’s surplus as shown on the company’s last annual statement filed with Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. Additionally, our Plan requires the Department to approve all dividend requests made by PTNA, regardless of normal statutory requirements for allowable dividends. We believe that the Department is unlikely to consider any dividend request in the foreseeable future, as a result of PTNA’s current statutory surplus position. Although not stipulated in the Plan, this requirement is likely to continue until such time as PTNA meets normal statutory allowances, including reported net income and positive cumulative earned surplus.

        Under New York law, our New York insurance subsidiary (American Independent Network Insurance Company of New York) must give the New York Insurance Department 30 days’ advance notice of any proposed dividend and cannot pay any dividend if the regulator disapproves the payment during that 30-day period. In addition, our New York insurance company must obtain the prior approval of the New York Insurance Department before paying any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company’s surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December 31.

        PTNA and ANIC have not paid any dividends to Penn Treaty for the past three years and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. However, our New York subsidiary is not subject to the Plan and in March 2002, we received a dividend from our New York subsidiary of $651,000. ANIC was permitted to make a special dividend payment of $5 million following December 31, 2001 to PTNA.

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

        Compliance with multiple Federal and state privacy laws may affect our profits. Congress enacted the Gramm-Leach-Bliley Financial Services Modernization Act in 1999. Federal agencies have adopted regulations to implement this legislation. The Gramm-Leach-Bliley Act empowers states to adopt their own measures to protect the privacy of consumers and customers of insurers that are covered by the Gramm-Leach-Bliley Act, so long as those protections are at least as stringent as those required by the Gramm-Leach-Bliley Act. If states do not enact their own insurance privacy laws or adopt regulations, the privacy requirements of the Gramm-Leach-Bliley Act will apply to insurers, although no enforcement mechanism has yet been adopted for insurers. The Department of Health and Human Services has adopted privacy rules, which will also apply to at least some of our products. The NAIC has adopted the Insurance Information and Privacy Model Act, but no state has yet adopted this model act. Individual state insurance regulators have indicated that their states may adopt privacy laws or regulations that are more stringent than the NAIC’s model act and those provided for under federal law. Compliance with different laws in states where we are licensed could prove extremely costly.

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

Recent State Regulatory Actions

        Our insurance subsidiaries are regulated by various state insurance departments. In its ongoing effort to improve solvency regulation, the NAIC has adopted Risk-Based Capital (“RBC”) requirements for insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks, such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that an insurer must maintain. Regulatory compliance is determined by a ratio of the enterprise’s regulatory Total Adjusted Capital to its Authorized Control Level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which may require specific corrective action depending upon the insurer’s state of domicile.

        Our insurance subsidiaries, PTNA, ANIC and American Independent Network Insurance Company of New York (representing approximately 91%, 8% and 1% of our in-force premium, respectively), are each required to hold statutory surplus that is above a certain required level. If the statutory surplus of either of our Pennsylvania subsidiaries falls below such level, the Department may be required to place such subsidiary under regulatory control, leading to rehabilitation or liquidation. At December 31, 2000, PTNA had Total Adjusted Capital below the Regulatory Action level. As a result, it was required to file a Corrective Action Plan (“the Plan”) with the Pennsylvania Insurance Department (the “Department”). On February 12, 2002, the Department approved the Plan by way of a Corrective Order.

        The Corrective Order requires PTNA and ANIC to comply with certain agreements at the direction of the Department, including, but not limited to:

o	New investments are limited to NAIC 1 or 2 rated securities;

o	An agreement to increase statutory reserves by an additional $125 million by December 31, 2004, of which $23 million remains to be added by the end of 2004. The reinsurance agreement entered with Centre Solutions (Bermuda), Limited for business issued prior to December 31, 2001 has provided the capacity to accommodate this increase;

o	Enter into a reinsurance treaty with Centre Solutions (Bermuda) Limited through which PTNA and ANIC reinsure 100% of their individual long term care insurance business in effect on December 31, 2001;

o	File with the Department monthly statements of the balance of the trust account required under the trust agreement among them, Centre Solutions (Bermuda) Limited, and The Bank of New York within five days of receipt of any such statement;

o	Compute contract and unearned premium reserves using the initial level net premium reserve methodology;

o	Submit to the Department all filings with the Securities and Exchange Commission made by Penn Treaty, and all press releases issued by Penn Treaty, PTNA or ANIC;

o	Not enter into any new reinsurance contract or treaty, or amend, commute or terminate any existing reinsurance treaty without the prior written approval of the Department, such approval not to be unreasonably withheld;

o	Not make any new special deposits or make any changes to existing special deposits without the prior written approval of the Department, such approval not to be unreasonably withheld;

o	Not enter into any new agreements or amend any existing agreements with Penn Treaty or any affiliate in excess of $100,000 or make any dividends or distributions to Penn Treaty or any affiliate without the prior written approval of the Department, such approval not to be unreasonably withheld; and

o	Notify the Department within five days of receiving notification of default on Penn Treaty debt requiring acceleration of repayment.

        We are in compliance with all terms of the Corrective Order as of the date of this filing. If we fail to continue to comply with the terms of the Corrective Order, the Department could take action to suspend our ability to continue to write new policies, or impose other sanctions on us.

        The Florida Department of Insurance issued a Consent Order dated July 30, 2002, as amended, reinstating PTNA’s Certificate of Authority in Florida as a foreign insurer. The Consent Order sets forth the following obligations which PTNA must satisfy to maintain its Certificate of Authority in Florida:

o	Maintain compliance with Florida laws which establish minimum surplus required for health and life insurers;

o	Submit monthly financial statements to the Department of Insurance;

o	Maintain compliance with Florida laws governing investments in subsidiaries and related corporations;

o	Limit direct premiums on new business in the State of Florida so as not to exceed $4 million during 2002 and $15 million during 2003;

o	Limit direct premium growth in Florida to ten percent annually after 2003 unless otherwise approved in writing by the Department of Insurance based upon evidence of adequate capitalization;

o	Maintain a RBC ratio in excess of 200%; and

o	Submit quarterly reports to the Department of Insurance demonstrating all claims that have been assumed by Centre Solutions (Bermuda) Limited.

        In the event that PTNA fails to maintain compliance with Florida laws or the above requirements, the Department of Insurance will notify PTNA and could require it to take corrective action. If the Department of Insurance determines that the corrective action is not timely, PTNA’s Certificate of Authority could be suspended and it could be required to cease writing new direct business in Florida, until such time as it took any required corrective action.

        In September of 2003 the Florida Department of Insurance notified us that, based upon our most recent statutory filing, that we were in marginal violation of the ration and of the consent order. However, we have challenged the accuracy of the calculation of this ratio and have requested clarification from the Florida Department of Insurance regarding our interpretation. If our interpretation of the calculation is correct, we are not in violation of the Florida statute or the consent order. If we are incorrect in our interpretation, we have several alternatives, including the use of currently available resources at our sibsidiary to immediately satisfy the requairement and cure the violation. As a result, we do not anticipate any interruption in our ability to sell new policies in Florida.

        In January 2003, PTNA received approval from the Illinois Department of Insurance to recommence the sale of new policies. As a condition of recommencement, PTNA agreed to provide a second actuarial asset adequacy review on a biannual basis.

        In March 2003, we received approval from the California Insurance Department to recommence sales in California subject to certain conditions to be met prior to recommencement of sales and in order to continue to write new policies in the future. The additional conditions included:

o	The review and approval of its long-term care products and rates for compliance with California’s adoption of new disclosure and pricing standards.

o	The additional certification of the Company’s reserves for 2002, and annually thereafter by May 1, to be performed by an independent actuary of the Department’s choice. The Company will bear the cost of additional certifications.

o	The Company’s commitment that if an unqualified actuarial opinion is not received as of any subsequent year-end, it will voluntarily discontinue writing new business in California until that condition is corrected.

        In February 2004, following approval of our submitted additional certification of reserves for 2002, the California Insurance Department approved the recommencement of sales in California subject to a continuation of the above conditions.

(m) Employees

        As of December 31, 2003, we had approximately 350 full-time employees. We are not a party to any collective bargaining agreements.

Item 2. Properties

        Our principal offices in Allentown, Pennsylvania occupy two buildings, totaling approximately 37,000 square feet of office space in a 40,000 square foot building and all of a 17,800 square foot building. We own both buildings and a 2.42 acre undeveloped parcel of land located across the street from our home offices. We also lease additional office space for ancillary operations of our captive agencies, New York staff and actuarial staff.

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

        Our Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division.  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. We removed this case from the Florida State Court to United States District Court, Middle District of Florida, Ocala Division.  Plaintiffs’ motion to remand the case to Florida State Court was granted on June 25, 2003. We removed this case to United States District Court, Middle District of Florida, Ocala Division for a second time in November 2003. A hearing on this motion was held on February 18, 2004. Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent and fraudulent misrepresentation and restitution. We have filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against the Companyand to strike certain allegations of the complaint as irrelevant and improper.  While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations. However, we believe that the complaint is without merit and intend to continue to defend the matter vigorously.

         Our Company and its subsidiary, PTNA, are defendants in an action in the Orange County Superior Court in the state of California. Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public. Plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long-term care insurance policies. Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies and attorney fees and court costs. We have filed motions to dismiss for failure to state a claim and lack of personal jurisdiction against the Company. While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations. However, we believe that the complaint is without merit and intend to continue to defend the matter vigorously.

        Our Company and certain of our key executive officers were defendants in consolidated actions that were instituted on April 17, 2001 in the United States District Court for the Eastern District of Pennsylvania by its shareholders, on their own behalf and on behalf of a putative class of similarly situated shareholders who purchased shares of our common stock from July 23, 2000 through and including March 29, 2001. The consolidated amended class action complaint sought damages in an unspecified amount for losses allegedly incurred as a result of misstatements and omissions allegedly contained in our periodic reports filed with the SEC, certain press releases issued by us and in other statements made by the Company’s officials. The alleged misstatements and omissions related, among other matters, to the statutory capital and surplus position of its largest subsidiary, PTNA. On July 1, 2002, the defendants filed an answer to the complaint, denying all liability. Plaintiffs filed a motion for class certification on August 15, 2002. On November 5, 2003, the parties entered into a stipulation and agreement of settlement for $2.3 million. The court granted final approval of the settlement on February 5, 2004, which amount was later paid entirely by the Company’s directors’ and officers’ liability insurance carrier.

        Our Company and two of its subsidiaries, PTNA and Senior Financial Consultants Company, are defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania by National Healthcare Services, Inc. The complaint seeks compensatory damages in excess of $150,000 and punitive damages in excess of $5 million for an alleged breach of contract and misappropriation.  On December 18, 2003, the Plaintiffs voluntarily dismissed their claim for misappropriation and the attendant punitive damages claim. The claims arise out of a joint venture related to the AllRisk Healthcare program, which was marketed first by PTNA and then later by Senior Financial Consultants Company. Depositions of fact witnesses were completed on October 30, 2003.  Motions for summary judgment were filed by both parties in December 2003, and in February 2004 the court granted our motion for summary judgment with respect to one claim and denied the remaining motions. While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations. However, we believe that the complaint is without merit and intend to continue to defend the matter vigorously.

Item 4. Submission of Matters to a Vote of Stockholders

        No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2003 to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        Our common stock is traded on the New York Stock Exchange under the symbol “PTA.” As of March 26, 2004, there were approximately 446 record holders of our common stock. The following table indicates the high and low sale prices of our common stock as reported on the New York Stock Exchange during the periods indicated.

	High	Low
2003 1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	$ 2.37 1.95 2.67 2.10	$ 1.25 1.40 1.73 1.47
2002 1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	$ 6.71 6.85 4.78 4.05	$ 4.10 3.75 3.35 1.65
2001 1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	$ 19.75 9.70 4.29 6.42	$ 8.80 2.15 2.10 2.70

        We have never paid any cash dividends on our common stock and do not intend to do so in the forseeable future. It is our present intention to retain any future earnings to support the continued growth of our business. Any future payment of dividends is subject to the discretion of the board of directors and is dependent, in part, on any dividends we may receive from our subsidiaries. The payment of dividends by our subsidiaries is dependent on a number of factors, including their respective earnings and financial condition, business needs and capital and surplus requirements, and is also subject to certain regulatory restrictions and the effect that such payment would have on their financial strength ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” “Business—Insurance Industry Rating Agencies” and “Business—Government Regulation.”

Item 6. Selected Financial Data

        The following selected consolidated statement of operations data and balance sheet data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our Consolidated GAAP Financial Statements.

	2003	2002	2001	2000	1999
Statement of Income and Comprehensive Income Data:
Revenues:

Total premiums	$321,946	$333,643	$350,391	$357,113	$292,516
Net investment income	43,273	40,107	30,613	27,408	22,619
Net realized gains (losses)	237	15,663	(4,367)	652	5,393
Trading account loss	--	--	(3,428)	--	--
Market (loss) gain on experience account (1)	(9,494)	56,555	--	--	--
Change in preferred interest on early conversion liability	(981)	--	--	--	--

Other income	9,082	11,585	9,208	8,096	6,297

Total revenues	364,063	457,553	382,417	393,269	326,825

Benefits and expenses:
Benefits to policyholders (2)	247,730	371,998	239,155	243,571	200,328
Commissions	40,800	45,741	76,805	102,313	96,752
Net acquisition costs amortized (deferred) (3)	10,617	7,595	9,860	(43,192)	(51,134)
Impairment of net unamortized policy
acquisition costs (4)	--	1,100	61,800	--	--
General and administrative expenses	58,588	46,472	49,282	49,973	40,736
Expense and risk charge and excise tax (5)	14,138	17,227	5,635	--	--
Loss due to impairment of property
and equipment (6)	522	--	--	--	2,799
Change in reserve for claim litigation	--	--	(250)	1,000	--

Interest expense	8,112	5,733	4,999	5,134	5,187

Total benefits and expenses	380,507	495,866	447,286	358,799	294,668

(Loss) income before federal income taxes and
cumulative effect of accounting change	(16,444)	(38,313)	(64,869)	34,470	32,157

(Benefit) provision for federal income taxes	(3,091)	(13,026)	(16,280)	11,720	10,837

Net (loss) income before cumulative effect

of accounting change (7)	$(13,353)	$(25,287)	$(48,589)	$22,750	$21,320

Net (loss) income	$(13,353)	$(30,438)	$(48,589)	$22,750	$21,320

Net (loss) income adjusted for accounting change
(8)	$(13,353)	$(25,287)	$(47,736)	$23,603	$21,975

Basic earnings per share before cumulative effect

of accounting change (7)	$(0.64)	$(1.31)	$(3.41)	$3.13	$2.83

Diluted earnings per share before cumulative effect

of accounting change (7)	$(0.64)	$(1.31)	$(3.41)	$2.61	$2.40

Basic earnings per share	$(0.64)	$(1.58)	$(3.41)	$3.13	$2.83

Diluted earnings per share	$(0.64)	$(1.58)	$(3.41)	$2.61	$2.40

Basic earnings per share adjusted for accounting
change (8)	$(0.64)	$(1.58)	$(3.35)	$3.25	$2.92

Diluted earnings per share adjusted for accounting
change (8)	$(0.64)	$(1.31)	$(3.35)	$2.70	$2.48

Weighted average shares outstanding (9)	20,970	19,240	14,248	7,279	7,533
Weighted average diluted shares outstanding (10)	20,970	19,240	14,248	9,976	10,293

	2003	2002	2001	2000	1999
GAAP Ratios:

Loss ratio (2)	76.9%	111.5%	68.3%	68.2%	68.5%

Expense ratio	38.7%	37.1%	59.0%	32.0%	31.3%

Total (11)	115.6%	148.6%	127.3%	100.2%	99.8%

Return on average equity (12)	(8.7)%	(17.5)%	(25.5)%	13.1%	13.5%
Balance Sheet Data:

Total investments (13)	$44,141	$28,692	$488,591	$366,126	$373,001
Total assets	1,145,476	1,080,200	940,367	856,131	697,639
Total debt	88,467	76,245	79,190	81,968	82,861
Shareholders' equity	150,734	155,180	192,796	188,062	158,685

Book value per share	$6.10	$7.99	$10.24	$25.81	$21.81
Selected Statutory Data:

Net premiums written (14)	$27,008	$22,440	$(64,689)	$130,676	$208,655
Statutory surplus (beginning of
period)	$34,234	$35,551	$30,137	$67,070	$76,022
Ratio of net premiums written to
statutory surplus	.8x	.6x	(2.1)x	1.9x	2.7x

Notes to Selected Financial Data (in thousands)

(1)	Effective December 31, 2001, we entered into a reinsurance agreement for substantially all of our long-term care insurance policies, which we are accounting for as deposit accounting. The reinsurer maintains a notional experience account for our benefit in the event of commutation. The notional experience account receives an investment credit, derived from the separate components of the notional experience account. This gain represents the income from the embedded derivative portion of our notional experience account, similar to that of an unrealized gain or loss on a bond.

(2)	During the third quarter of 2002, we determined to refine certain of our processes and assumptions in the establishment of our reserves for current claims. As a result of this change, we increased our reserves for current claims by approximately $83,000 for claims incurred prior to the third quarter of 2002.

(3)	Effective September 10, 2001, we discontinued the sale, nationally, of all new long-term care insurance policies until our Corrective Action Plan was completed and approved by the Pennsylvania Insurance Department. As a result, there was a substantial reduction in the deferral of costs associated with new policy issuance, while we continued to amortize existing deferred acquisition costs.

(4)	Our reinsurance agreement requires us to accrue an annual expense and risk charge to the reinsurer. Primarily as a result of these anticipated charges, we impaired the value of our net unamortized policy acquisition costs by $61,800 in 2001. In the third quarter of 2002, we impaired the value of our deferred acquisition cost asset by approximately $1,100 as a result of the change in our assumptions regarding the future profitability of our existing business in force.

(5)	As a result of our December 31, 2001 reinsurance agreement with a foreign reinsurer, we must pay federal excise tax of 1% on all ceded premium. The 2001 expense represents excise taxes due for premiums transferred at the inception of the contract. Beginning in 2002, we also accrue an annual expense and risk charge payable to the reinsurer in the event of future commutation of the agreement.

(6)	During 1999, we discontinued the implementation of a new computer system, for which we had previously capitalized $2,799 of licensing, consulting and software costs. When we decided not to use this system, its value became fully impaired. In 2003, having completed a significant portion of our needs assessment and rules development for our current SRP, and a portion of the programming necessary, we reevaluated the time and expense required to fully implement the SRP. We believe, based upon a review of certain vendor solutions recently introduced or more fully tested, that we will be able to modify our plans for an internally developed program and utilize a new vendor solution while maximizing the use of our efforts and capitalized costs to date. We are currently evaluating proposals from vendors and anticipate making a determination during the second quarter of 2004. As a result of our intention to select one of these additional vendors, we determined to impair $522 of our capitalized charges for development of software at December 31, 2003.

(7)	Excludes $5,151 impairment charge of goodwill from the adoption of SFAS Nos. 141 and 142, which was recorded as a cumulative effect of change in accounting principle. In 2002, in accordance with SFAS No. 142, we determined that the goodwill associated with our insurance subsidiaries was impaired and recognized an impairment loss of $5,151, net of related tax effect, which we recorded as a cumulative effect of change in accounting principle.

(8)	As a result of the adoption of SFAS No. 142 in 2002, we discontinued the amortization of goodwill. We have provided adjusted results for the fiscal periods 2001, 2000 and 1999 that reflect the impact of this accounting change as though SFAS No. 142 had been adopted at that time. Net income would have been increased in each adjusted period by $853, $853 and $655, respectively.

(9)	On May 25, 2001, we issued approximately 11,547 new shares of our common stock, for net proceeds of $25,726, through a rights offering. We also issued approximately 570 new shares in 2002 through a direct equity placement. In 2003, approximately $2,000 of convertible debt due 2003 was exchanged for new convertible debt due 2008. In addition, we issued approximately $33,000 in new convertible debt due 2008 and used a portion of the proceeds to retire approximately $9,000 in convertible debt due 2003. During 2003, holders of approximately $8,000 of the convertible debt due 2008 converted their debt for approximately 5,000 shares of our common stock.

(10)	Diluted shares outstanding includes shares issuable upon the conversion of our existing convertible debt and exercise of options outstanding, except in 2003, 2002 and 2001, for which the inclusion of such shares would be anti-dilutive. The inclusion of converted shares from the issuance of our Convertible Subordinated Notes due 2008 is expected to produce significant dilution in earnings per share in future periods.

(11)	We measure our combined ratio as the total of all expenses, including benefits to policyholders, related to policies in-force divided by premium revenue. This ratio provides an indication of the portion of premium revenue that is devoted to the coverage of policyholder related expenses. We depend on our investment returns to offset the amounts by which our combined ratio is greater than 100%. In 2001, reduced premium revenue, the impairment of our DAC asset in the fourth quarter (see note 4) and the payment of excise taxes on the initial premium for our new reinsurance agreement (see note 5) increased our combined ratio above what it otherwise would have been. For 2002, see note 2.

(12)	Return on equity, which is the ratio of net income or losses to average shareholders’ equity, measures the current period return provided to shareholders on invested equity. New or existing shareholders could be dissuaded from future investment in our common stock and may choose to sell their common stock if they are not satisfied with our return on equity.

(13)	As a result of our reinsurance agreement, which was effective December 31, 2001, we transferred substantially all of our investable assets to the reinsurer.

(14)	Under statutory accounting principles, ceded reserves are accounted for as offsetting negative benefits and negative premium. Our 2003, 2002, 2001 and 2000 premium is reduced by approximately $309,000, $326,000, $408,000 and $226,000, respectively from reinsurance transactions.

Quarterly Data

        Our unaudited quarterly data for each quarter of 2003 and 2002 have been derived from unaudited financial statements and include all adjustments, consisting only of normal recurring accruals, which we consider necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of our future results of operations.

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data and ratios)
Total premiums	$83,578	$78,707	$81,471	$78,190
Net investment income	10,347	10,572	11,144	11,209
Net realized capital gains and losses
and
other income	6,583	41,463	(33,159)	(16,042)

Total revenues	100,508	130,742	59,456	73,357

Benefits to policyholders	64,167	60,873	63,763	58,927
Commissions& expenses (excluding
interest)	27,001	30,779	28,081	28,187
Net acquisition costs amortized
(deferred)	3,054	2,140	3,870	1,552

Net (loss) income	$3,056	$23,116	$(25,398)	$(14,125)

GAAP loss ratio	76.8%	77.3%	78.3%	75.4%
GAAP expense ratio (excluding interest)	36.0%	41.8%	39.2%	38.0%

Total	112.8%	119.1%	117.5%	113.4%

Basic earnings per share	$0.16	$1.18	$(1.20)	$(0.59)

Diluted earnings per share	$0.07	$0.32	$(1.20)	$(0.59)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data and ratios)
Total premiums	$84,236	$83,906	$83,635	$81,866
Net investment income	9,535	10,172	10,122	10,278
Net realized capital gains and losses
and
other income	(8,660)	22,384	67,193	2,886

Total revenues	85,111	116,462	160,950	95,030

Benefits to policyholders	80,187	62,515	164,170	65,126
Commissions & expenses (excluding
interest)	32,851	26,919	29,260	21,510
Net acquisition costs amortized
(deferred)	(3,326)	7,777	3,403	(259)

Net (loss) income	$(13,626)	$11,918	$(24,471)	$892

GAAP loss ratio	95.2%	74.5%	196.3%	79.6%
GAAP expense ratio (excluding interest)	35.1%	41.4%	39.1%	26.0%

Total	130.3%	115.9%	235.4%	105.6%

Basic earnings per share	$(0.72)	$0.62	$(1.26)	$0.05

Diluted earnings per share	$(0.72)	$0.57	$(1.26)	$0.04

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies (amounts in thousands, except per share data)

        The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Such estimates and assumptions significantly affect various reported amounts of assets and liabilities. Management has made estimates in the past that we believed to be appropriate but were subsequently revised to reflect actual experience. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be affected. Management considers an accounting estimate to be critical if:

o	It requires assumptions to be made that were uncertain at the time the estimate was made; and

o	Changes in the estimate or different estimated amounts that could have been selected could have a material impact on our results of operations or financial condition.

Policy Reserves

        Our policies are accounted for as long duration policies. As a result there are two components to the liabilities associated with our policies. The first is a liability for future policyholder benefits, represented by the present value of future benefits less future premium collections. In calculating these reserves we utilize assumptions, including estimates for persistency (policies that do not lapse), morbidity (claims expectations), mortality, interest rates, and premium rate increases. These assumptions are estimated in the year a policy is issued. Once the assumptions are established, we continue to utilize those assumptions unless our assessment of deferred acquisition costs (“DAC”) indicates that the current unamortized DAC asset is not recoverable in future periods. Any variance from the assumptions established in the year a policy is issued could have a material impact on our results of operations and financial condition.

        The significant assumptions utilized in setting our future reserves for policyholder benefits are:

o	A voluntary lapse rate that ranges from 1.5% to 43%, depending on the age of the policyholder and the number of years the policy has been in-force. A significant majority of our policyholders are between the ages of 60 to 79 at the time we issue them a policy. The lapse rates range from 16% in the early duration for these policies grading down to 3% in the later durations.

o	Morbidity based upon past Company experience and industry data. We also include as estimate for improving morbidity trends in the general population.

o	The use of the 1990-1995 Select and Ultimate, Sex Distinct, actuarial table for mortality.

o	For policies issued in 2002 and 2003, we use a 4.5% interest rate to discount future experience. For policies issued prior to 2002, we use a 5.7% interest discount rate.

o	We also include an estimate of premium rate increases based on what we have currently filed or specifically plan to file and/or have partially implemented.

        Long-term care insurance has fixed annual premiums that can be adjusted only upon approval of the insurance departments of the states where the premiums were written. The process for filing for premium rate increases requires the company to demonstrate to the insurance department that expected claims experience is anticipated to exceed original assumptions. The approval of premium rate increases is at the discretion of the insurance department.

        We have filed and implemented premium rate increases on most of our in-force policies as a result of experience studies performed prior to 2002. Based upon our experience studies completed in the third quarter of 2002 we have and are continuing to file and implement additional premium rate increases on the majority of our policies. We have been successful in obtaining premium rate increases in the past. However, there has been increased public and regulatory scrutiny over the practice of obtaining premium rate increases on long-term care insurance.

        We base our premium rate increase assumptions on our past experience and our expectations of the amounts of actual rate increases that we will be able to achieve. If we are unsuccessful in obtaining the assumed level of rate increases, we could recognize an impairment in the future, which could have a material adverse effect on our results of operations and financial position. We assume that we will be successful in obtaining 77% of the premium rate increases that we have recently filed.

        Unless we impair our DAC due to an expected loss in future periods using recent assumptions for all of the above, our assumptions remain unchanged in future periods regardless of actual experience. However, when actual experience differs from our expectations, the incremental difference between actual and expected results is recognized in the current period.

Claim Reserves

        The second component is a reserve we establish is for incurred, either reported or not yet reported, claims. This amount represents the benefits to be paid in the future for our current claims. The significant assumptions utilized in establishing claim reserves are expectations about the duration and incidence of claims and the interest rate utilized to discount the claim reserves. These assumptions are based on our past experience, industry experience and current trends. We establish our claim reserves in each period based upon our most currently available information and assumptions.

         We use a discount rate of 5.7% for claim reserves. A 50 basis point decrease in the discount rate can cause our claim reserves to increase by approximately $2,700.

        As part of our monitoring of claims reserves, we compare actual results to our expectations. Any deviation from our expectations is recorded in the period in which the deviation occurs. Any changes in our estimates in the future may have a material impact on our financial condition and results of operations.

Deferred Acquisition Costs

        In connection with the sale of our insurance policies, we defer and amoritize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The DAC is determined using the same projected actuarial assumptions used in computing policy reserves.

        We regularly assess the recoverability of our unamortized DAC asset through actuarial analysis. To determine recoverability, the present value of anticipated future premiums less future costs and claims are added to current reserve balances. If this amount is greater than the current unamortized DAC then the DAC is deemed recoverable. If this amount is less than the current unamortized DAC, then we impair our DAC and record a charge in our current period results of operations.

        The DAC recoverability analysis includes our most recent assumptions for persistency, morbidity, interest rates, and premium rate increases, all or any of which may be different than the assumptions utilized in establishing our benefit reserves.

        The significant assumptions utilized in the DAC recoverability analysis that differ from our current assumptions for policy reserves and DAC include:

o	Investment of future cash flows in instruments and at durations similar to our current investment mix, using current market interest rates for new investments (new investments are assumed to average 5.34%).

o	An estimate that claims will improve due to the expected results from recently implememted and future planned improvements to our claims adjudication procedures.

o	A estimate that the ultimate level of premium rate increases that will be approved and implemented will be higher than originally assumed percentage of 77%.

        Changes in one or a combination of these assumptions can produce significant volatility in the recoverability of DAC.

Litigation and Contingencies

        We are involved in lawsuits relating to our operations. These lawsuits include, but are not limited to, allegations as to improper sales practices in connection with the recent premium rate increases on our long-term care policies.

        We are also involved in a dispute with one of our reinsurers over an alleged breach of contract by the Company as a result of the Company entering into the 2001 Centre reinsurance agreement without obtaining prior written approval of the reinsurer. We have contested this assertion of breach and are continuing discussions with reinsurer to reach an equitable resolution, including, but not limited to, arbitration, the recapture of the coverage and reserves, premium rate increases, or additional reinsurance business in the future. Reinsurance recoverables related to this treaty were $10,600 and $10,200 at December 31, 2003 and 2002, respectively. We have additional reinsurance agreements with the same reinsurer, for which it has also claimed the same breach. However, none of the reinsured policies were ceded to Centre Solutions (Bermuda), Inc. and we believe any claim of breach is baseless.

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

        We have established the accounting model for this reinsurance agreement assuming that we will commute the contract on December 31, 2007, the first available commutation date. We intend, but are not required, to commute the agreement on December 31, 2007. We have significant incentive to commute the agreement on December 31, 2007 as the expense and risk charges applied to the notional experience account for the benefit of the reinsurer begin to escalate after December 31, 2007 and the reinsurer may exercise warrants at a common stock equivalent price of $2.00 per share, representing approximately 20% of the then outstanding common stock on a fully diluted basis.

        Our current modeling and actuarial projections suggest that we are likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, our statutory capital following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, we would receive cash or other liquid assets equaling the market value of our notional experience account from the reinsurer. We would also record the necessary reserves for the business in our statutory financial statements. Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. As of December 31, 2003, the statutory basis reserve liabilities of $970,070 exceed the combination of the notional experience account value and funds held due to the reinsurer of $832,519. Based upon our current modeling and actuarial projections, management expects the value of the notional experience account to exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $77,000 and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the experience account balance prior to commutation. When we become highly confident of our ability to support the reinsured policies, we will notify the reinsurer of our intention to commute the agreement on December 31, 2007. The reinsurer has agreed to fix the market value of the experience account at that time, and to then invest the assets in a manner that we request in order to minimize short term volatility.

        As a result of our intention to commute, we considered only the expense and risk charges anticipated prior to the commutation date in its unamortized DAC recoverability analyses and has not recorded the potential of future escalating charges. In the event we determine that commutation of the reinsurance agreement is unlikely on December 31, 2007, but likely at some future date, we will include additional annual expense and risk charge credits against our notional experience account in our DAC recoverability analysis. As a result, we could impair the value of our DAC asset and record the impairment in our financial statements. However, we currently believe that we will have sufficient statutory capital and surplus to commute the reinsurance agreement on December 31, 2007 or that sufficient alternatives, such as additional capital issuance or new reinsurance opportunities, are available to enable us to commute the agreement as planned.

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

Notional Experience Account

        Our 2001 Centre reinsurance agreement includes a provision for the maintenance of a notional experience account for our benefit in the event we elect to, and are able to, commute the reinsurance agreement in the future. The notional experience account balance was $784,778 as of December 31, 2003. We receive a return on the experience account that is based on a series of benchmark indices and derivative hedges. The benchmark indices are comprised of US Treasury strips, agencies, and investment grade corporate bonds with weightings of approximately 25%, 15% and 60%, respectively and a duration of approximately 11 years.

        We believe the return on the notional experience account represents a hybrid instrument, containing both a fixed debt host and an embedded derivative, as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). In accordance with SFAS 133, we are accounting for the investment return on the experience account as follows:

    a). The fixed debt host yields a fixed return based upon the yield to maturity of the underlying benchmark indices. The return on the fixed debt host is reported as investment income in the Statements of Income and Comprehensive Income.

    b). The change in fair value of the embedded derivative represents the percentage change in the underlying indices applied to the notional experience account, similar to that of an unrealized gain/loss on a bond. The change in the fair value of the embedded derivative is reported as market gain or loss on notional experience account in the Statements of Income and Comprehensive Income.

        Our conclusion that the return on the notional experience account represents a hybrid instrument with an embedded derivative is based on our belief that the economic characteristics and risk of the fixed debt host contract are not clearly and closely related to those of the embedded derivative. When we determine the yield on the fixed debt host and the value of the embedded derivate, we reconcile these amounts to the amount credited to the experience account by the reinsurer, as we believe the actual return credited by the reinsurer should equal the sum of the amounts recognized in our Statements of Income and Comprehensive Income.

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

Goodwill

        At December 31, 2003, the balance of our goodwill was $20,360. The goodwill relates to our agency operations.

        The agency valuation is sensitive to future growth in sales of insurance policies, the persistency of the renewal commission stream and expense saving initiatives that we have implemented. We utilized a 15% discount rate in the goodwill analysis. We assume that our agencies are capable of future growth from both the sale of our products and from the sale of other carriers’ products.

        Our future growth assumptions, range from 30% in the first years and stabilize at 3% in the later years of our analysis. The growth rates in the early years are dependent upon the ability of our agencies to execute on recently signed agreements with unaffiliated insurance companies and to sell policies underwritten by our insurance subsidiaries.

        Our insurance subsidiaries have recommenced sales in 39 states since February 2002, after the cessation of sales in September 2001. The goodwill analysis for our agencies is sensitive to the ability of our insurance subsidiaries to successfully supply product that is competitive and to improve their financial strength ratings. Future growth in sales is also dependent upon recent contracts to sell insurance products of unaffiliated insurance companies. If the future growth in sales or expense savings initiatives do not occur as we anticipate, we may realize an impairment in the goodwill allocated to the agency operations in the future.

Preferred Interest on Early Conversion

        Holders of our convertible subordinated notes are entitled to convert their notes into shares of our common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received until that date. We may elect to pay this interest in cash or in newly issued shares of common stock. If we elect to pay in newly issued shares of common stock, the stock is valued at a 10% discount to the then fair market value of traded shares. We have determined that this feature is an embedded derivative as defined in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This embedded derivative is not clearly and closely related to the host contract, the convertible subordinated notes, because it could at least double the investor’s initial rate of return on the host contract and could also result in a rate of return that is at least twice what otherwise would be the market return for a contract that has the same terms as the host contract and that involves a debtor with a similar credit quality.

        As a result of this determination, we have separately valued and bifurcated the embedded derivative from the host contract. At each balance sheet date, the embedded derivative must be recorded at fair value, with any change in fair value recognized in current operations.

        As of December 31, 2003 the fair value of the embedded derivative was $3,018. In determining the fair value of the embedded derivative, we make certain assumptions, including the future volatility and liquidity of the Company’s common stock. We believe the liquidity of the stock significantly impacts the assumed value of the embedded derivative due to the optionality of the ability for a converting holder to liquidate the shares and recognize its intended value. We also take into consideration recent trends in the number of holders converting. If we assumed that all holders converted on December 31, 2003, without giving any consideration to the relationship of the current share price to the conversion price or to the impact of this level of conversions on the stock price, the value of the embedded derivative would be $9,073.

        If actual experience differs from our current assumptions, our results of operations may be subject to significant volatility in future periods.

Valuation Allowance for Income Taxes

        We have net operating loss carryforwards of $30,295 or $10,603 on a tax effected basis, which have been generated by taxable losses at the parent company, and if unused will expire between 2012 and 2022. We have net operating loss carryforwards of $29,931 or $10,476 on a tax effected basis, which have been generated by taxable losses at our insurance subsidiaries, and if unused, will expire in 2016. In 2003, we recorded a valuation allowance of approximately $2,500 against our operating loss carryforwards.

        The parent company’s net operating loss carryforwards can be utilized by our insurance subsidiaries, subject to the lesser of 35% of the insurance subsidiary taxable income or 35% of the current aggregate carryforward amount. During 2001, we established a valuation allowance of $5,775.

        We recorded the valuation allowance in 2003 due to a change in ownership as defined in the Internal Revenue Code. As a result of the change in ownership we are now subject to a limitation on the amount of prior period net operatiing loss carryforwards we can utilize. If we do not generate enough taxable income in the future we may need to record an additional valuation allowance, which could have a material impact on our financial condition and results of operations.

Overview

        Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care and Medicare supplement.Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported claims, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. Our reserves are certified annually by our consulting actuary as to standards required by the insurance departments for our domiciliary states and for the other states in which we conduct business. We believe we maintained adequate reserves as mandated by each state in which we are currently writing business at September 30, 2003. For a description of current regulatory matters affecting our insurance subsidiaries, see “Liquidity and Capital Resources — Subsidiary Operations.”

        In addition to the critical accounting policies listed above, our results of operations are affected by the following:

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

Results of Operations

Twelve Months Ended December 31, 2003 and 2002

(amounts in thousands)

        Premium revenue. Total premium revenue earned in the twelve months ended December 31, 2003 (the “2003 period”), including long-term care, disability, life and Medicare supplement, decreased 3.5% to $321,946, compared to $333,643 in the same period in 2002 (the “2002 period”).

        Effective September 10, 2001, we determined to discontinue the sale nationally of all new long-term care insurance policies until the Plan was completed and approved by the Department. This decision resulted from our concern about further depletion of statutory surplus from new policy sales prior to the completion and approval of the Plan and from increasing concern with respect to the status of the Plan expressed by many states in which the Company is licensed to conduct business. Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We are now approved to recommence new policy sales in 16 additional states, including Florida (subject to a corrective order). These 39 states accounted for approximately 87% in aggregate of our total direct premium revenue for the 2003 period. Florida and Pennsylvania accounted for approximately 17% and 14%, respectively of our direct premium revenue for the 2003 period. We have recently agreed upon terms for the recommencement of sales in California, subject to certain conditions and approval of our filed product forms and rates. California renewal premiums represented approximately 14% of our direct premium revenue for the 2003 period. We are actively working with the remaining states to recommence new policy sales in all jurisdictions.

        Total first year premium revenue earned in the 2003 period increased 23.4% to $7,942, compared to $6,436 in the 2002 period. First year long-term care premiums earned in the 2003 period increased 28.0% to $7,040, compared to $5,501 in the 2002 period. We anticipate that first year premium revenue will continue to increase as independent agents that sold our policies prior to the cessation of sales are reengaged and independent agents that had not previously sold our policies are recruited. We also anticipate that we will recommence sales in additional states in which we are currently not writing new business. In addition, we are also preparing to file a new Medicare supplement policy in certain states, which we anticipate will be available for sale in the third quarter of 2004.

        Total renewal premium revenue earned in the 2003 period decreased 4.0% to $314,004, compared to $327,207 in the 2002 period. Renewal long-term care premiums earned in the 2003 period decreased 4.6% to $301,916, compared to $316,338 in the 2002 period. The decrease in renewal premium revenue is due to the lapsation of existing policies and a reduced level of new premium levels compared to periods prior to the cessation of sales in 200l. We anticipate that we will continue to experience reduced levels of renewal premium revenue until such time as an increased level of new premiums is sufficient to offset the lapsation of existing policies. Our persistency was 88.1% and 82.8% for the 2003 and 2002 periods, respectively. The persistency in 2002 period was significantly affected due to “shock lapses” from premium rate increases implemented.

        Net investment income. Net investment income earned for the 2003 period increased 7.9% to $43,273, from $40,107 for the 2002 period.

        As a result of our 2001 Centre Agreement, substantially all of our investments generated from business written prior to December 31, 2001 were transferred to the reinsurer in February 2002. The reinsurer maintains a notional experience account on our behalf in the event that the reinsurance agreement is later commuted. The notional experience account is credited with an investment credit equal to the most recent yield to maturity of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our liabilities.

        Our average yield on invested assets at cost, including cash and cash equivalents, was 5.19% and 5.91%, respectively, in the 2003 and 2002 periods. The investment income component of our notional experience account investment credit generated $41,426 and $38,375 in the 2003 and 2002 periods, respectively. The notional experience account yields a fixed return based upon the yield to maturity of the underlying benchmark indices, which are comprised of U.S. Treasury strips, government agencies and investment grade corporate bonds with weightings of approximately 25%, 15% and 60%, respectively, and have duration of approximately 11 years. The average yield on the notional experience account was 5.63% and 6.51% for the 2003 and 2002 periods, respectively.

        Net realized capital gains and trading account activity. During the 2003 period, our capital gains were $237, compared to capital gains of $15,663 in the 2002 period. We accounted for the transfer of the securities portion of the initial premium payment for our 2001 Centre Agreement during the 2002 period as a sale of these assets. Substantially all of the recognized capital gains in the 2002 period resulted from the transfer of the initial premium of approximately $563,000 to the reinsurer. The results in the 2003 period were recorded due to normal investment management activity.

        Market gain (loss) on notional experience account. We recorded a loss on our notional experience account of $9,494 in the 2003 period compared to a market gain of $56,555 in the 2002 period.

        During the 2002 period the interest rates on the underlying investments in the benchmark indices supporting our notional experience account were declining, resulting in a market gain. During the 2003 period, although interest rates were volatile during the year, interest rates at the beginning and end of the year were relatively unchanged.

        The total return of the Lehman Brothers US Aggregate Bond Index was 4.11% and 10.26% for 2003 and 2002, respectively. The total return on our notional experience account, which generates the majority of our net investment income, was 4.34% and 16.08% in the 2003 and 2002 periods, respectively. Management attributes the favorable return achieved from its notional experience account in 2002 to a longer duration of the underlying benchmark indices, which were positively impacted by declining market interest rates during 2002. The lower interest rates that caused the gains in the 2002 period produced lower yields in 2003.

        Change in preferred interest on early conversion. Holders of our convertible subordinated notes are entitled to convert their notes into shares of our common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received until that date. We may elect to pay this interest in cash or in newly issued shares of common stock. We have determined that this feature is an embedded derivative as defined in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” As discussed in “Critical Accounting Policies,” we have separately valued and bifurcated the embedded derivative from the 2008 Notes. At each balance sheet date, the embedded derivative must be recorded at fair value, with any change in fair value recognized in current operations.

        The fair value of the embedded derivative as of the date that the option to receive discounted interest was granted was $2,038. As of December 31, 2003, we adjusted the embedded derivative to its then fair value of $3,018 by recording a loss of $981. We believe that the value of the embedded derivative is significantly affected by the ability of the investor to liquidate their shares in the market. We further believe that the number of shares of our common stock outstanding and the average daily trading volume of our common stock provide an indication of the ability for the market to bear additional sales of stock without a material degradation of the current market value of those shares. During 2003, the liquidity of our common stock rose significantly, as did the average daily trading volume, which indicated to us that the market could absorb additional shares without significant degradation of the market price. As a result, we increased our estimates of the value of the embedded derivative based on an assumption that conversions were more likely to occur without stock price deflation.

        In determining the fair value of the embedded derivative, the Company makes certain assumptions, including the future volatility and liquidity of the Company’s common stock. If actual experience deviates from current assumptions, our financial results may be significantly impacted in future periods.

        Other income. We recorded $9,082 in other income during the 2003 period, as compared to $11,585 in the 2002 period. In the 2003 period, we recorded approximately $896 as other income related to the recognition of a deferred gain relating to the 2001 sale of our disability business, as compared to $1,593 in the 2002 period. The sale was done as a 100% quota share agreement, in contemplation of a subsequent assumption of the business, where actual ownership of the policies would change. The gain on the sale is recognized as the ownership of the policies changes. In addition, the income generated from our ownership of corporate owned life insurance policies decreased to $2,036 in the 2003 period, as compared to $3,455 in the 2002 period. The cash value of these policies is invested in investment grade corporate bonds and equity indexes. The average yield on the income generated from the corporate owned life insurance was 3.10% in the 2003 period, compared to 5.82% in the 2002 period.

        Benefits to policyholders. Total benefits to policyholders in the 2003 period decreased 33.4% to $247,730 compared to $371,998 in the 2002 period. Our loss ratio, or policyholder benefits to premiums, was 77.0% in the 2003 period, compared to 111.5% in the 2002 period. Excluding the impact of a refinement of our assumptions and processes and a change in interest discounting, our loss ratio in the 2002 period was approximately 86.6% compared to the 2003 period loss ratio of 77.0%. We believe the improvement in the 2003 loss ratio is primarily due to the impact of premium rate increases and better than anticipated development of our claim reserves for prior year incurrals.

        We establish reserves for current claims based upon current and historical experience of our policyholder benefits, including an expectation of claims incidence and duration, as well as the establishment of a reserve for claims that have been incurred but are not yet reported (“IBNR”). We continuously monitor our experience to determine the best estimate of reserves to be held for future payments of these claims. As a result, we periodically refine our process to incorporate the most recent known information in establishing these reserves.

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

        We evaluate our prior year assumptions by reviewing the development of reserves for the prior period. This favorable amount of $3,095 and unfavorable amount of $80,948, in 2003 and 2002, respectively, from prior year-end reserve balances plus adjustments to reflect actual versus estimated claims experience. These adjustments (particularly when calculated as a percentage of the prior year-end reserve balance) provide a relative measure of deviation in actual performance as compared to our initial assumptions.

        The adjustments to reserves for claims incurred in prior periods are primarily attributable to claims incurred from our long-term care insurance policies, which represent approximately 96% of our premium in-force. The development of our prior year assumptions were in line with our expectations and included the reduction of our claim reserves of approximately $5,200 in the quarter ended June 30, 2003. The reduction related to new claims adjudication procedures for family member and private caregiver services, following an internal review of historic home health care claims and external consultant guidance. The new protocols include increased in-home assessments and additional plan of care structure.

        During the 2002 period we refined our assumptions and process for developing our claim reserves. This included redefining certain “multiple” claims as a single claim and employing new assumptions and processes for predicting the continuance, or the likelihood of a claim continuing in the future. This resulted in an increase to claims reserves of approximately $78,200.

        Further we employed a lower discount rate of 5.7% in the 2002 period, which increased our claims reserves by approximately $5,000. We believe that, as a result of lower market interest rates, the lower discount rate more closely matched our anticipated return from the investment of assets supporting these reserves. We continue to use the 5.7% discount rate in the 2003 period.

        When we experience deviation from our estimates, we typically seek premium rate increases that are sufficient to offset future deviation. We have filed and implemented premium rate increases on most of our in force policies as a result of experience studies performed prior to 2002. Based upon our most recent experience and assumptions relating to future claims experience, we have and are continuing to file and implement additional premium rate increases on the majority of our products based upon our claims studies completed in 2002. We have been generally successful in the past in obtaining state insurance department approvals for increases. If we are unsuccessful in obtaining future rate increases when deemed necessary, or if we do not pursue rate increases when actual claims experience exceeds our expectations, we would suffer a financial loss. We may also be susceptible to adverse selection in our claims experience resulting from the lapse of healthier policyholders that do not elect to renew their policies at the higher premium rates.

    Commissions. Commissions to agents decreased 10.8% to $40,800 in the 2003 period, compared to $45,741 in the 2002 period.

        First year commissions on accident and health business in the 2003 period increased 19.7% to $4,288, compared to $3,582 in the 2002 period, due to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 54.0% in the 2003 period and 55.7% in the 2002 period. The first year commission ratio for both the 2003 and 2002 periods is lower than the first year commission ratio prior to the cessation of sales in 2001, due to the increased sale of our Secured Risk, Medicare Supplement and franchise group policies as a percentage of total new sales. All of these policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies. We believe that sales of these policies as a percentage of new sales are likely to remain at this level as we recommence sales in many states. We believe that the sale of long-term care policies has declined as a percentage of sales as a result of our lower financial ratings with A.M. Best and Standard and Poor’s rating services and continued consumer and agent concerns regarding our financial strength.

        Renewal commissions on accident and health business in the 2003 period decreased 12.1% to $38,802, compared to $44,127 in the 2002 period due to the decrease in renewal accident and health premiums. The ratio of renewal accident and health commissions to renewal accident and health premiums was 12.5% in the 2003 period and 13.6% in the 2002 period. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001. We do not pay commissions on the additional premium collected as a result of a rate increase, which reduces the ratio of renewal commissions to renewal premium revenue. We anticipate that this ratio will continue to decline until the premium rate increases are fully implemented, which we anticipate will occur prior to the end of 2004.

        Net policy acquisition costs amortized (deferred). The net deferred policy acquisition costs in the 2003 period increased to a net amortization of costs of $10,617, compared to $8,695 in the 2002 period.

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

        The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. However, lower new premium sales during the 2003 and 2002 periods, as compared to sales prior to the cessation of new sales in 2001, produced significantly less expense deferral to offset amortized costs.

        We regularly assess the recoverability of deferred acquisition costs through actuarial analysis. To determine recoverability, the present value of future premiums less future costs and claims are added to current reserve balances. If this amount is greater than current unamortized deferred acquisition costs, the unamortized amount is deemed recoverable. In the event recoverability is not demonstrated, we reassess the calculation using justifiable premium rate increases. If rate increases are not received or are deemed unjustified, we will expense, as impaired, the attributed portion of the deferred asset in the current period. If we conclude that the deferred acquisition costs are impaired, we will record an impairment loss and a reduction in the deferred acquisition cost asset. In the event of an impairment, we will also evaluate our historical assumptions utilized in establishing the policy reserves and deferred acquisition costs and may update those assumptions to reflect current experience (referred to as “unlocking”). The primary assumptions include persistency, claims expectations, interest rates and rate increases.

        During the 2002 period, we determined to recognize a DAC impairment charge of $1,100 primarily as a result of the incorporation of certain assumptions related to the future profitability of our current business in force. These assumptions included the use of a lower discount rate, which reflects the current interest rate environment, higher anticipated claims costs due to newly estimated claim duration and reasonable expected future premium rate increases on policies for which we have already filed or anticipate filing. In the event that premium rate increases cannot be obtained as needed, or our actual experience differs from our assumptions, our DAC could be further impaired and we would incur an expense in the amount of the impairment.

        General and administrative expenses. General and administrative expenses in the 2003 period increased 27.2% to $59,110, compared to $46,472 in the 2002 period. The ratio of total general and administrative expenses to premium revenues was 18.4% in the 2003 period, compared to 13.9% in the 2002 period. The primary contributors to our expense growth in the 2003 period were as follows:

    1)        New sales related expenses —

        As our new premium revenue has increased with the recommencement of sales, the variable costs associated with marketing and acquiring new premium revenue has also increased. These costs which include medical records and cognitive impairment screenings associated with the underwriting process, printing, supplies and sales promotions were $5,977 in the 2003 period, compared to $3,158 in the 2002 period. In addition to the variable costs associated with new premium growth we also increased our marketing infrastructure during the 2003 period through the addition of a Chief Marketing Officer, a national sales vice president and two additional field vice presidents. The salaries and benefits associated with these new positions was $699 in the 2003 period.

        Expenses have increased approximately $1,500 in the 2003 period compared to the 2002 period at one of our agency subsidiaries, primarily because it has expanded its regional office structure in order to increase its ability to sell additional new long-term care policies that we and other companies offer.  We continue to analyze the productivity of these offices with an expectation that operating expenses will be offset by new commission revenue within 12 to 18 months.  We have determined that certain of these offices are not generating sufficient additional revenue to support existing overhead, and, as a result have closed several unproductive sites prior to December 31, 2003.

    2)        Financial and actuarial capability —

        We have added two actuarial officers and three finance officers during the 2002 and 2003 period. These positions were added in order to enhance our abilities to analyze our business through the use of customized actuarial models, to ensure compliance with Sarbanes-Oxley regulations, and to improve our financial analysis capabilities. We also anticipate that we will reduce the reliance on outside consultants that we have used in the past to fulfill these roles. The salaries and benefits associated with these new positions were $497 in the 2003 period as compared to $86 in the 2002 period.

    3)        Human resource modifications —

        During the 2003 period we recorded expense of approximately $2,668 related to the initial recognition of future retirement benefits payable to our former chairman and severance related expenses for certain managers and employees whose positions were eliminated. We estimate that we will recognize future annual savings related to the salaries and benefits related to these positions of approximately $1,948. In addition, salary increases, changes in our vacation policy, increases in the cost of healthcare and officer bonuses increased salary and benefit expense by approximately $1,754 in the 2003 period.

    4)        Litigation expenses —

        Legal fees increased to $2,936 in the 2003 period, compared to $1,238 in the 2002 period. The increase relates to expenses associated with the ongoing discovery process and the completion of depositions in the National Healthcare Services, Inc. litigation, and expenses associated with numerous motions filed and preliminary discovery conducted in connection with litigation related to the sale of long-term care policies.

    5)        System Replacement Project —

        We maintain our own computer system for most aspects of our operations, including policy issuance, billing, claims processing, commissions, premiums and general ledger. We believe that our overall systems are an integral component in delivering that service. Accordingly, we have started development of aSystem Replacement Project (“SRP”). In 2002, we determined, based upon our assessment of currently available long-term care processing systems that we would be better served to build our own program, which would incorporate the specific requirements deemed necessary to support our unique current and planned business processes. We recorded an expense of $995 in the 2003 period, compared to $513 in the 2002 period related to the SRP. Having completed a significant portion of our needs assessment and rules development, and a portion of the programming necessary, we reevaluated the time and expense required to fully implement the SRP. We currently believe, based upon a review of certain vendor solutions recently introduced or more fully tested, that we will be able to modify our plans for an internally developed program and utilize a new vendor solution while maximizing the use of our efforts and capitalized costs to date. In relation to this decision to leverage the assistance gained with a new vendor solution, we have recorded an impairment expense of $522 in the 2003 period. We are currently evaluating proposals from vendors and anticipate making a determination on a new vendor during the second quarter of 2004.

        We believe that we currently have substantial capacity for premium growth at our current staff levels, print inventories and other expense categories. We also believe that our current expense levels represent the minimum requirements necessary to reengage agents in additional sales territories, design competitive product lines and properly underwrite new policy applications. However, we believe that if we remain unable to write new business in certain states where we have ceased new production, or if we are unable to use our existing staff and infrastructure capacity to generate additional premium revenue, we will need to decrease production expenses, which could result in decisions to reduce our staff or other operating functions further.

        Expense and risk charges on reinsurance and excise tax expense. Our reinsurance agreement provides the reinsurer with annual expense and risk charges, which are credited against our notional experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2003 and 2002 period, we incurred charges of $11,073 and $14,308, respectively for this item. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer equal to one percent of the premium revenue ceded to the foreign reinsurer. We recorded $3,065 and $2,919 for excise tax expenses in the 2003 and 2002 periods, respectively.

        Interest expense. Interest expense in the 2003 period increased 41.5% to $8,112, compared to $5,733 in the 2002 period. The interest expense in the 2002 period is primarily related to our convertible subordinated notes, which pay interest at an annual percentage rate of 6.25% and had an outstanding aggregate principal balance of $74,750 throughout the 2002 period. During the 2003 period, we issued $32,421 of additional convertible subordinated notes and paid our entire obligation of $8,957 related to convertible subordinated notes that matured in 2003. Our average outstanding convertible subordinated debt for 2003 was $97,099.

        Holders of our convertible subordinated notes are entitled to convert their notes into shares of our common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received through October 2005 had they not converted the notes. As a result of additional issuances of notes, interest expense in the 2003 period increased $1,283. In addition, we incurred $1,069 of interest expense from the early conversion of $8,122 in convertible subordinated notes during the 2003 period.

        Benefit for federal income taxes. Our benefit for Federal income taxes for the 2003 period decreased to $3,091, compared $13,026 for the 2002 period. Our effective tax rate decreased to 18.8% in the 2003 period compared to 34.0% in the 2002 period. The decrease in the effective rate is due to a $2,500 valuation allowance we recorded in the 2003 period for a portion of our current tax net operating loss carryforwards as a result of potential future limitations on their use due to Internal Revenue Code Section 382. The Internal Revenue Service has established rules that potentially limit a company’s use of prior period net operating loss carryforwards in the event that a majority of the company’s common stock ownership changes within any three year-period. Due to the issuance of additional shares of our common stock since May 2001and conversions of our convertible subordinated notes during 2003 and the first quarter of 2004, we have become subject to these limitations.

        Cumulative effect of accounting change. We recognized an impairment loss of $5,151 in the 2002 period as a result of our transitional impairment test of goodwill.

Twelve Months Ended December 31, 2002 and 2001

(amounts in thousands)

    Premiums. Total premium revenue earned in the 2002 period, including long-term care, disability, life and Medicare supplement, decreased 4.8% to $333,643, compared to $350,391 in the same period in 2001 (the “2001 period”).

        Total first year premiums earned in the 2002 period decreased 85.5% to $6,436, compared to $44,539 in the 2001 period. First year long-term care premiums earned in the 2002 period decreased 86.9% to $5,501, compared to $42,135 in the 2001 period. We experienced significant reductions in new premium sales due to the cessation of new business generation in all states in 2001 and due to continued market concerns regarding our insurance subsidiaries’ statutory surplus. Under our Plan, which was approved by the Department in the first quarter 2002, we recommenced sales in certain states, but intend to limit new business growth to levels that will allow us to maintain sufficient statutory surplus. See “Liquidity and Capital Resources.”

        Total renewal premiums earned in the 2002 period increased 7.0% to $327,207, compared to $305,852 in the 2001 period. Renewal long-term care premiums earned in the 2002 period increased 8.8% to $316,338, compared to $290,632 in the 2001 period. The majority of this increase resulted from the receipt of increased revenue following the implementation of premium rate increases filed before the end of 2001, most of which were implemented during the 2002 period. Persistency decreased from 89.3% in the 2001 period to 82.8% in the 2002 period.

        Net investment income. Net investment income earned for the 2002 period increased 31.0% to $40,107, from $30,613 for the 2001 period.

        As a result of our 2001 Centre Agreement, substantially all of our investable assets from business written prior to December 31, 2001, were transferred to the reinsurer in February 2002. The reinsurer maintains a notional experience account on our behalf in the event that the reinsurance agreement is later commuted. As discussed above in “Overview,” the notional experience account is credited with an investment credit equal to the most recent yield to maturity of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our liabilities. See “Liquidity and Capital Resources.”

        Our average yield on invested assets at cost, including cash and cash equivalents, was 5.91% and 5.62%, respectively, in the 2002 and 2001 periods. Although market rates have declined, the higher yield in the 2002 period resulted from a significant change in our portfolio. In 2001, we held a portfolio of bonds with a duration of approximately 5 years and common stocks. The investment income component of our notional experience account investment credit generated $38,375 in the 2002 period, with an average yield of 6.51%. The notional experience account yields a fixed return based upon the yield to maturity of the underlying benchmark indices, which are comprised of U.S. Treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years.

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

        During the 2001 period, we classified our convertible bond portfolio as trading account investments. Changes in trading account investment market values were recorded in our Statements of Income and Comprehensive Income during the period in which the change occurred, rather than as an unrealized gain or loss recorded directly through equity. As a result, we recorded a trading account loss in the 2001 period of $3,428, which reflected the unrealized and realized loss of our convertible portfolio that arose during that period. No investments were classified as trading during the 2002 period.

        Market gain (loss) on experience account. We recorded a market gain on our notional experience account balance of $56,555 in the 2002 period.

        As discussed in “Overview” and “Net Investment Income” above, the reinsurer maintains a notional experience account for our benefit in the event of future recapture of the reinsured business. The notional experience account receives an investment credit based upon the total return of a series of benchmark indices and derivative hedges, which are designed to closely match the duration of our reserve liabilities. Periodic changes in the market values of the benchmark indices and derivative hedges are recorded in our financial statements as a realized gain or loss in the period in which they occur. The notional experience account is susceptible to market interest rate changes and as a result, our future financial statements are subject to significant volatility. During the 2002 period the interest rates on the underlying investments in the benchmark indices were declining resulting in a market gain.

        The total return of the Lehman Brothers US Aggregate Bond Index was 10.26% and 8.44% for 2002 and 2001, respectively. The total return on our experience account, which comprises the majority of our investible assets, was 15.65% in the 2002 period and the total return of our fixed income portfolio in 2001 was 8.92%. Management attributes the favorable return achieved from its experience account in 2002 to a longer duration of the underlying benchmark indices, which were positively impacted by declining market interest rates during 2002. The performance of our portfolio in 2001, which did not include an experience account, was similar to the total return of the Lehman Brothers US Aggregate Bond Index.

        Other income. We recorded $11,585 in other income during the 2002 period, up from $9,208 in the 2001 period. The increase is attributable primarily to the recognition of a deferred gain from the 2001 sale of our disability business. The sale was done as a 100% quota share agreement, in contemplation of a subsequent assumption of the business, where actual ownership of the policies would change. In the 2002 period, approximately 48% of the policies were assumed and we recorded $1,593 as other income.

        Benefits to policyholders. Total benefits to policyholders in the 2002 period increased 55.5% to $371,998 compared to $239,155 in the 2001 period. Our loss ratio, or policyholder benefits to premiums, was 111.5% in the 2002 period, compared to 68.3% in the 2001 period.

        As discussed in “Overview” above, we establish reserves for current claims based upon current and historical experience of our policyholder benefits, including an expectation of claims incidence and duration, as well as the establishment of a reserve for claims that have been incurred but are not yet reported (“IBNR”). We continuously monitor our experience to determine the best estimate of reserves to be held for future payments of these claims. As a result, we periodically refine our process to incorporate the most recent known information in establishing these reserves.

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

        By redefining these ‘multiple’ claims as a single claim and by employing new assumptions and processes for predicting the continuance of claims, we are confident that we can predict future claims development with a much higher degree of precision. By identifying trends earlier, we would have seen substantially less adverse deviation from expected results in the development of claims reserves. We believe that the new assumptions will serve to reduce future reserve volatility by more closely predicting future claims development.

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

        Our process to determine new continuance tables included the evaluation of historical claims payments and duration. During our review, we recognized that our claims experience had deteriorated in 2000 and 2001, and was improving during the latter part of 2001 and 2002. Further examination in the fourth quarter of 2002 indicated that several changes that we employed in our claims management process have impacted the recent results of our claims and are expected to improve our results in the future. These changes include 1) new underwriting protocols, 2) further development of our internal care management staff, which enables all new claims to be screened by nurses that are able to assist the claimant in the development of a proper plan of care, 3) more experienced claim staff that are better able to adjudicate new and existing claims, and 4) the use of hospital and home health care provider networks that offer discounted pricing for claimants using their services. In addition, we have recently implemented a fraud prevention and quality assurance unit, that while not yet fully developed, is expected to identify and terminate fraudulent claims.

        We believe that these and other changes currently contemplated could reduce future claims below the levels anticipated as a result of our third quarter analysis. In our year-end 2002 claim reserve analysis, we continued to see positive trends. Accordingly, we have considered these trends in evaluating our claims reserves. We estimate that the impact of the reflection of these trends results in a reduction of our claims reserves of approximately 1.5% or $4,800. This $4,800 has increased earnings in the fourth quarter of 2002.

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

        First year commissions on accident and health business in the 2002 period decreased 87.8% to $3,582, compared to $29,371 in the 2001 period, due to the decrease in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 55.7% in the 2002 period and 67.4% in the 2001 period. We believe that the decrease in the first year commission ratio is primarily attributable to the increased sale of our Secured Risk, Medicare Supplement and franchise group policy as a percentage of total sales. All of these policies pay a lower commission as a percentage of premium revenue than our individual long-term care policies. Our Secured Risk policy provides limited benefits to higher risk policyholders at a substantially increased premium rate. We believe that sales of these policies as a percentage of new sales are likely to remain at this level when we recommence sales in many states as a result of our lower financial ratings with A.M. Best and Standard and Poor’s rating services.

        Renewal commissions on accident and health business in the 2002 period decreased 10.9% to $44,127, compared to $49,540 in the 2001 period. The ratio of renewal accident and health commissions to renewal accident and health premiums was 13.6% in the 2002 period and 16.6% in the 2001 period. We began the implementation of premium rate increases at the end of the 2001 period. We do not pay commissions on the portion of collected premiums related to premium rate increases. As a result, commission ratios are reduced. In addition, during 2001, we experienced the sale of a greater portion of higher-risk policies that generally have a higher premium and reduced or no renewal commission structure. The reduced commission ratio in the 2002 period is, in part, due to the impact of these policies being renewed.

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

        The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. However, lower new premium sales during the 2002 period produced significantly less expense deferral to offset amortized costs.

        We regularly assess the recoverability of deferred acquisition costs through actuarial analysis. To determine recoverability, the present value of future premiums less future costs and claims are added to current reserve balances. If this amount is greater than current unamortized deferred acquisition costs, the unamortized amount is deemed recoverable. In the event recoverability is not demonstrated, we reassess the calculation using justifiable premium rate increases. If rate increases are not received or are deemed unjustified, we will expense, as impaired, the attributed portion of the deferred asset in the current period. If we conclude that the deferred acquisition costs are impaired, we will record an impairment loss and a reduction in the deferred acquisition cost asset. In the event of an impairment, we will also evaluate our historical assumptions utilized in establishing the policy reserves and deferred acquisition costs and may update those assumptions to reflect current experience (referred to as “unlocking”). The primary assumptions include persistency, claims expectations, interest rates and rate increases.

        During the 2002 period, we determined to recognize a DAC impairment charge of $1,100 primarily as a result of the incorporation of certain assumptions related to the future profitability of our current business in force. These assumptions included the use of a lower discount rate, which reflects the current interest rate environment, higher anticipated claims costs due to newly estimated claim duration and reasonable expected future premium rate increases on policies for which we have already filed or anticipate filing. In the event that premium rate increases cannot be obtained as needed, or our actual experience differs from our assumptions, our DAC could be further impaired and we would incur an expense in the amount of the impairment.

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

        General and administrative expenses. General and administrative expenses in the 2002 period decreased 5.7% to $46,472, compared to $49,282 in the 2001 period. The ratio of total general and administrative expenses to premium revenues was 13.9% in the 2002 period, compared to 14.1% in the 2001 period. As a result of the adoption of SFAS No. 142 (see “New Accounting Principles”), 2002 expenses were reduced by $1,293, due to the cessation of goodwill amortization. Certain expenses have declined as a result of reduced new premium sales, related underwriting and policy issuance expenses and management initiatives to reduce operating expenses.

        Expense and risk charges on reinsurance and excise tax expense. Our reinsurance agreement provides the reinsurer with annual expense and risk charges, which are credited against our experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2002 period, we incurred a charge of $14,308 for this charge. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer. We recorded $2,919 for excise tax expenses in the 2002 period and recorded $5,635 in the 2001 period in connection with the effective date of the agreement. The excise tax is equal to one percent of premiums ceded to the foreign reinsurer.

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

Liquidity and Capital Resources

(amounts in thousands)

        Our consolidated liquidity requirements have historically been met from the operations of our insurance subsidiaries, from our agency subsidiaries and from funds raised in the capital markets. Our primary sources of cash from normal operations are premiums, investment income and maturities of investments. We have obtained, and may in the future obtain, cash through public and private offerings of our common stock, the exercise of stock options and warrants and other capital markets activities including the sale or exchange of debt instruments. Our primary uses of cash are policy acquisition costs (principally commissions), claim payments to policyholders, investment purchases, deposits to our notional experience account, debt service and general and administrative expenses.

        In the 2003 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash decreased $16,398 in the 2003 period primarily due to payments made to our reinsurer of $58,111 and the purchase of $59,817 in bonds. In the 2003 period, our cash was also decreased as a result of the repayment of approximately $9,000 of convertible subordinated notes due 2003. Our cash was increased during the period due primarily to $32,421 in additional funds generated from the issuance of convertible subordinated debt. This was supplemented by $33,648 from operations. The major source of cash from operations was premium received.

        In the 2002 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash used in financing. Our cash decreased $85,394 in the 2002 period primarily due to payments made to our reinsurer of $623,027 and the purchase of $27,641 in bonds and equity securities. Cash was provided primarily from the maturity and sale of $488,855 in bonds and equity securities. These sources of funds were supplemented by $79,542 from operations. The major source of cash from operations was premium and investment income received.

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

        We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. As of December 31, 2003, shareholders’ equity was increased by $598 due to unrealized gains of $920 in the investment portfolio. As of December 31, 2002, shareholders’ equity was increased by $1,090 due to unrealized gains of $1,679 in the investment portfolio.

— Parent Company Operations

        We have successfully engaged in activities, including issuance of both debt and equity securities, over the past three years to fund our liquidity and subsidiary capital needs. These activities have included:

    1) In April 2001, we distributed rights to our shareholders and holders of our 6.25% convertible subordinated notes due 2003 (“Rights Offering”) for the purpose of raising new equity capital. Pursuant to the Rights Offering, holders of our common stock and holders of our convertible subordinated notes received rights to purchase 11,547 newly issued shares of common stock at a set price of $2.40 per share. The Rights Offering was completed on May 25, 2001 and generated net proceeds of $25,726 in additional equity capital. We contributed $18,000 of the net proceeds to the statutory capital of our subsidiaries.

    2) In March 2002, we completed a private placement of 510 shares of common stock for net proceeds of $2,352. The common stock was sold to several current and new institutional investors at $4.65 per share. The offering price was a 10 percent discount to the 30-day average price of our common stock prior to the issuance of the new shares. We filed a registration statement with the Securities and Exchange Commission on June 5, 2002 to register these shares for resale.

    3) In June 2002, we completed a private placement of 60 shares of common stock as compensation to our financial advisor. We filed a registration statement for 30 of these additional shares with the Securities and Exchange Commission on June 5, 2002. In November 2002 and January 2003, we completed an additional private placement of 20 and 20 shares of common stock, respectively, to the same financial advisor.

    4) In September 2002, we commenced an offer to exchange our then outstanding $74,750 6.25% convertible subordinated notes due 2003 (“the 2003 Notes”), which were due to mature in 2003 and had a conversion price of $28.44 for a like amount of new notes due 2008 (“the 2008 Notes”). The 2008 Notes carried terms similar to the 2003 Notes but mature in October 2008 and would be convertible into shares of our common stock at a conversion price of $5.31. Prior to the termination of the exchange offer, we reduced the conversion price to $4.50, then $2.50, and ultimately $1.75 in February 2003. In addition, beginning in October 2005, the 2008 Notes are mandatorily convertible if, at any time, the 15-day average closing price of our common stock exceeds 110% of the conversion price. We exchanged approximately $65,793 of the 2003 Notes for 2008 Notes. We retired the outstanding $8,957 of the 2003 Notes in June 2003.

    5) In December 2002, we commenced the sale of up to $45,000 in additional 2008 Notes. In the first quarter of 2003, we completed the sale of 2008 Notes and received proceeds of $32,421. We used $16,000 of the proceeds to satisfy the premium to surplus requirements of our voluntary consent order with the Florida Insurance Department. We used the remaining proceeds to supplement parent liquidity, retire our remaining 2003 Notes, and for general working capital purposes.

        In conjunction with the new issuance, we modified the terms of all of our 2008 Notes to provide holders of the 2008 Notes incentive to convert their 2008 Notes into shares of our common stock prior to October 2005 by offering to pay interest that would have otherwise been received from the date of conversion until October 2005. The interest amount, which is discounted from October 2005 to the date of early conversion, is payable at our discretion in cash or in shares of our common stock, discounted by 10% from the prevailing market rate of our shares.

    6) During 2003, holders of $8,122 of our 2008 Notes elected to convert their 2008 Notes for 4,641 shares of our common stock. In addition to the issuance of shares upon conversion of the 2008 Notes, we issued these holders 543 shares of common stock as payment of discounted interest between the date of conversion and October 2005.

    7) Subsequent to December 31, 2003, we issued an additional $16,000 in 2008 Notes. We intend to use the proceeds to supplement parent liquidity, for general working capital purposes and to further supplement our subsidiaries’ statutory surplus. Since December 31, 2003, holders of $15,295 of our 2008 Notes elected to convert their 2008 Notes for 8,740 shares of our common stock. In addition to the issuance of shares upon conversion of the 2008 Notes, we issued these holders 1,442 shares of common stock as payment of discounted interest between the date of conversion and October 2005.

        The maturities of our principal contractual cash obligations, excluding insurance liabilities, at December 31, 2003, are as follows:

	2004	2005	2006	2007	2008(1)	Total on Balance Sheet:

Long-term debt	$--	$--	$--	$--	$90,092	$90,092
Pension and post-retirement
benefits	210	150	115	120	125	720
Off-Balance Sheet:
Operating leases	692	380	189	91	37	1,389
Reinsurance arrangements(2)	10,500	10,500	10,500	10,500	9,300	51,300
Vendor contracts(3)	2,000	167	--	--	--	2,167

Total	$13,402	$11,197	$10,804	$10,711	$99,554	$145,668

(1)	Amounts after 2008 are immaterial.

(2)	Primarily represents the paydown of funds held due to a reinsurer.

(3)	Contractual payments owed to vendor relating to the outsourcing arrangement for the daily operations of our information technology department.

        Cash flow needs of Penn Treaty primarily include interest payments on outstanding debt and operating expenses. The funding is primarily derived from the operating cash flow of our agency subsidiary operations and dividends from the insurance subsidiaries. However, as noted above, the dividend capabilities of the insurance subsidiaries are limited and we may need to rely upon the dividend capabilities of our agency subsidiaries to meet current liquidity needs. We believe that our current cash on hand and these sources of funds will be sufficient to service our debt obligations through at least April 15, 2005 and potentially through October 15, 2005, which is dependent upon our parent company expenses and liquidity, agency dividend capabilities or our subsidiary surplus needs. If we are unable to generate sufficient funds through operations or raise additional capital to meet our debt service obligations on or after October 15, 2005 or if our assumptions about our ability to service our debt prior to 2005 are not correct, we may default on our debt obligations. We will need to raise additional capital to satisfy any parent company liquidity needs, including debt service payments, beyond October 2005, particularly if the price of our common stock on or after October 15, 2005 is insufficient to cause mandatory conversion of our 2008 Notes.

        Our anticipated cash needs for 2004 are as follows:

Debt interest payments Capital contribution to PTNA Other parent expenses	$ 5,775 3,000 2,000 -----
$ 10,775 ======

        Our anticipated cash provided for 2004 is as follows:

Cash and investments on hand Bond offering Subsidiary sources	$375 16,000 2,590 -----
$18,965 =======

— Subsidiary operations

        Our insurance subsidiaries are regulated by various state insurance departments. The National Association of Insurance Commissioners (“NAIC”) has Risk-Based Capital (“RBC”) requirements for insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks, such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy, and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that an insurer must maintain. Regulatory compliance is determined by a ratio of the enterprise’s regulatory Total Adjusted Capital, to its Authorized Control Level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which may require specific corrective action depending upon the insurer’s state of domicile.

        Our insurance subsidiaries, PTNA, ANIC, and AINIC (representing approximately 91%, 8% and 1% of our direct in-force premium, respectively) are required to hold statutory surplus that is above a certain required level. At December 31, 2000, PTNA had Total Adjusted Capital at the Regulatory Action level, which required it to file a Plan with the Department. ANIC is also subject to the Plan because it is 100% owned by PTNA.

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

        As part of this agreement, annual risk charges in excess of $10,000 are assessed against our experience account by the reinsurer. The annual amount increases if we do not commute before January 1, 2008. This agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules. However, this agreement does not qualify for reinsurance treatment in accordance with GAAP because, the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, the expense and risk charges credited to the experience account by the reinsurer and the aggregate limit of liability.

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

        As part of our reinsurance agreement, effective December 31, 2001, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants are exercisable through and expire on December 31, 2007 at common stock equivalent prices ranging from approximately $4.00 to $12.00 per share. If exercised, the convertible preferred stock would represent, if converted, approximately 15% of the then outstanding shares of our common stock on a fully diluted basis. If the agreement is not commuted on December 31, 2007, the reinsurer may exercise the fourth tranche of convertible preferred stock purchase warrants at a common stock equivalent price of $2.00 per share. If the fourth tranche of warrants was exercised, the convertible preferred stock, if converted, would represent an additional 20% of the then outstanding common stock on a fully diluted basis. No assurance can be given that the reinsurer will exercise any or all of the warrants granted or that it will pay cash in connection with their exercise.

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

        This agreement does not qualify for reinsurance treatment in accordance with GAAP because, the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to an aggregate limit of liability that reduces the likelihood of the reinsurer realizing a significant loss on the agreement. However, this agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

        In February 2003, the reinsurer notified us that it may, for reasons unrelated to us, discontinue its quota share reinsurance of new long-term care insurance policies issued on or after an unspecified future date. The Company’s separate agreement with the reinsurer to reinsure existing policies issued prior to December 31, 2001 will be unaffected by any determination made by the reinsurer regarding newly issued policies. On March 29, 2004, the reinsurer notified us verbally of its decision to cease reinsuring newly issued policies on or about August l, 2004 under any of our agreements with the reinsurer will be unaffected by the termination of this agreement.

        Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 16 additional states, including Florida (subject to a voluntary corrective order). Florida and Pennsylvania accounted for approximately 17% and 14%, respectively of our direct premium revenue for the year ended December 31, 2003. We have recently agreed upon terms for the recommencement of sales in California, subject to certain continuing conditions and approval of our filed product forms and rates. California renewal premiums represented approximately 14% of our direct premium revenue for the year ended December 31, 2003. We are actively working with the remaining states to recommence new policy sales in all jurisdictions.

        The Plan requires us to comply with certain agreements at the direction of the Department, including, but not limited to:

o	New investments are limited to NAIC 1 or 2 rated securities.

o	Affiliated transactions are limited and require Department approval.

o	An agreement to increase statutory reserves by an additional $125,000 throughout 2002-2004, of which $23,000 remained at December 31, 2003. The reinsurance agreement has provided the capacity to accommodate this increase.

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

        Under the insurance laws of Pennsylvania and New York, where our insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania law, our Pennsylvania insurance subsidiaries (including our primary insurance subsidiary) must give the Department at least 30 days’ advance notice of any proposed “extraordinary dividend” and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company’s surplus as shown on the company’s last annual statement filed with Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. Additionally, the Plan requires the Department to approve all dividend requests made by Penn Treaty Network America, regardless of normal statutory requirements for allowable dividends. We believe that the Department is unlikely to consider any dividend request in the foreseeable future, as a result of Penn Treaty Network America’s current statutory surplus position. Although not stipulated in the Plan, this requirement is likely to continue until such time as Penn Treaty meets normal statutory allowances, including reported net income and positive cumulative earned surplus. We do not expect that this will occur in the foreseeable future.

        Under New York law, our New York insurance subsidiary (American Independent) must give the New York Insurance Department 30 days’ advance notice of any proposed dividend and cannot pay any dividend if the regulator disapproves the payment during that 30-day period. In addition, our New York insurance company must obtain the prior approval of the New York Insurance Department before paying any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company’s surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December 31.

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

        At December 31, 2003, our subsidiaries had no debt outstanding.

New Accounting Principles

(amounts in thousands)

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 represents phase one of the FASB’s broader project on (1) distinguishing between liability and equity instruments and (2) accounting for instruments that have characteristics of both types of instruments. SFAS No. 150 covers a limited number of instruments that are to be classified as liabilities and is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of certain provisions related to mandatorily redeemable financial instruments has been deferred. The adoption of SFAS No. 150 did not have any impact on our consolidated financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”) which amends SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees” (“APB No. 25”). In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to maintain its accounting for stock-based compensation in accordance with APB No. 25, but has adopted the disclosure provisions of SFAS No. 148.

        SFAS No. 142, “Goodwill and Other Intangible Assets,” primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. We adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill at that time. During the second quarter 2002, we completed an impairment analysis of goodwill, in accordance with FASB No. 142. Our goodwill was recorded as a result of the purchase of our agencies and our insurance subsidiaries. As part of our evaluation, we completed numerous steps in determining the recoverability of our goodwill. The first required step was the measurement of total enterprise fair value versus book value. Because our fair market value, as measured by our stock price, was below book value at January 1, 2002, goodwill was next evaluated at a reporting unit level, which comprised our insurance agencies and insurance subsidiaries.

        Upon completion of our evaluation, we determined that the goodwill associated with the agency purchases was fully recoverable. The deficiency of current market value to book value was assigned to the insurance subsidiary values. As a result, we determined that the goodwill associated with our insurance subsidiaries was impaired and recognized an impairment loss of $5,151 from our transitional impairment test of goodwill, which we recorded as a cumulative effect of change in accounting principle. The impairment has been recorded effective January 1, 2002. Management has completed an assessment of other intangible assets and has determined to continue to amortize these assets so as to closely match the future profit emergence from these assets. We complete an evaluation on an annual basis.

        In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The provisions related to the disclosure requirements to be made by a guarantor are effective for financial statements of interim and annual reporting periods ending after December 15, 2002. The provisions related to the recognition of a liability and initial measurement shall be applied prospectively to guarantees issued or modified after December 31, 2002, irrespective of the guarantor s fiscal year-end. The adoption of this interpretation did not have a material impact on our financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” ( “FIN No. 46” ). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN No. 46 did not have a material impact on our financial statements.

Forward Looking Statements

        Certain statements made by us in this report may be considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. An investment in our securities includes certain risks, which may be specific to us or to the long-term care insurance industry. Factors which could cause actual results to differ from expectations include, among others, our ability to comply with the Corrective Action Plan, the Florida Consent Order, the orders or directives of other states in which we do business or any special provisions imposed by states in connection with the resumption of writing new business, our ability to commute our reinsurance agreement and to recapture our reinsured policies and accumulated notional experience account balance, whether our Corrective Action Plan will be accepted and approved by all states, our ability to meet our future risk-based capital goals, the adverse financial impact of suspending new business sales, our ability to raise adequate capital to meet regulatory requirements and to support anticipated growth, our ability to refinance, convert or repay our convertible subordinated notes, the cost associated with recommencing new business sales, liquidity needs and debt obligations, the adequacy of our loss reserves and the recoverability of our DAC asset, our ability to sell insurance products in certain states, including California, our ability to resume generating new business in all states, our ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of our capital and surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, our ability to defend ourselves against adverse litigation, and our ability to recapture, expand and retain our network of productive independent agents, especially in light of the suspension of new business.

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

        At December 31, 2001 and 2002, and until we retired our mortgage balance in October 2003, we had an interest rate swap on our mortgage, which was used as a hedge to convert the mortgage to a fixed interest rate. We believe that, since the notional amount of the swap was amortized at the same rate as the underlying mortgage and both financial instruments are with the same bank, no credit or financial risk was carried with the swap.

        Our financial instruments are held for purposes other than trading. Our portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions. However, our notional experience account balance, which represents a substantial portion of our investable assets at December 31, 2003, is with one reinsurer. Although sufficient assets to support our statutory reserve liabilities are secured by trust accounts and irrevocable letters of credit with major United States financial institutions, the accumulated profits of our reinsured business are susceptible to significant credit risk of the reinsurer.

        We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 86.7% of total liabilities and reinsurance receivables on unpaid losses and the notional experience account due from reinsurer represent 70.6% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

        The hypothetical effects of changes in market rates or prices on the fair values of our financial instruments (including our notional experience account balance, as discussed below) as of December 31, 2003, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

        If interest rates had increased by 100 basis points at December 31, 2003, there would have been a decrease of approximately $84 million in the net fair value of our investment portfolio less our long-term debt. A 200 basis point increase in market rates at December 31, 2003 would have resulted in a decrease of approximately $159 million in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $94 million and $198 million, respectively, in the net fair value of our total investments and debt.

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

        Effective December 31, 2001, we entered a reinsurance agreement to reinsure, on a quota share basis, substantially all of our long-term care insurance policies in-force. The transaction resulted in the transfer of debt and equity securities of approximately $563 million to the reinsurer. The agreement provides us the opportunity to commute and recapture on or after December 31, 2007. To that end, the reinsurer will maintain a notional experience account for our benefit only in the event of commutation and recapture, which reflects the initial premium paid, future premiums collected net of claims, expenses and accumulated investment earnings. The notional experience account balance will receive an investment credit based upon the total return of a series of benchmark indices and hedges that are designed to closely match the duration of reserve liabilities. As a result, we will likely experience significant volatility in our future financial statements.

        Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $77 million and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the reacquired policies. The reinsurer has agreed to fix the market value of the notional experience account at that time, and to then invest the assets in a manner that we request in order to minimize short term volatility.

        We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict the possible impact on our investment income of hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2003.

Item 8. Financial Statements and Supplementary Data

        Refer to Consolidated Financial Statements and notes thereto attached to this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages
Report of Independent Auditors	F-2
Financial Statements:
Consolidated Balance Sheets as of December 31,
2003 and 2002	F-3
Consolidated Statements of Income and Comprehensive Income
for the Years Ended December 31, 2003, 2002 and 2001	F-4

Consolidated Statements of Shareholders' Equity
for the Years Ended December 31, 2003,
2002 and 2001	F-5
Consolidated Statements of Cash Flows for the
Years Ended December 31, 2003, 2002 and 2001	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Auditors

To the Board of Directors and Shareholders of Penn Treaty American Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholder’s equity and of cash flows present fairly, in all material respects, the financial position of Penn Treaty American Corporation and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
April 5, 2004

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (amounts in thousands, except per share information)
	December 31, 2003	December 31, 2002
ASSETS
Investments:
Bonds, available for sale at market (cost of $42,933 and $26,775
respectively) (1)	$43,853	$28,454

Policy loans	288	238

Total investments	44,141	28,692
Cash and cash equivalents (1)	12,808	29,206
Property and equipment, at cost, less accumulated depreciation of
$9,635 and $7,925 respectively	16,149	13,611
Unamortized deferred policy acquisition costs	160,740	171,357
Receivables from agents, less allowance for
uncollectable amounts of $404 and $119 respectively	1,407	1,654
Accrued investment income	604	414
Goodwill	20,360	20,360
Receivable from reinsurers	23,934	26,218
Corporate owned life insurance	53,220	57,773
Notional experience account due from reinsurer	784,778	708,982

Other assets	27,335	21,933

Total assets	$1,145,476	$1,080,200

LIABILITIES
Policy reserves:

Accident and health	$508,344	$464,318
Life	12,871	12,553
Claim reserves	340,981	329,944
Accounts payable and other liabilities	21,747	18,859
Preferred interest on early conversion	3,018	--
Long-term debt, less discount of $1,625 and $0, respectively	88,467	76,245

Deferred income taxes	19,314	23,101

Total liabilities	994,742	925,020

Commitments and contingencies (Note 11)	--	--
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none
outstanding	--	--
Common stock, par value $.10; 150,000 and 40,000 shares authorized, respectively;
25,645 and 20,340 shares issued, respectively	2,565	2,034
Additional paid-in capital	105,926	97,058
Accumulated other comprehensive income	598	1,090

Retained earnings	48,350	61,703

	157,439	161,885

Less 915 common shares held in treasury, at cost	(6,705)	(6,705)

	150,734	155,180

Total liabilities and shareholders' equity	$1,145,476	$1,080,200

(1)	Cash and investments of $27,045 and $22,022 , respectively are restricted as to use.

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
for the Years Ended December 31, 2003, 2002 and 2001
(amounts in thousands, except per share information)
	2003	2002	2001
Revenues:

Premium revenue	$321,946	$333,643	$350,391
Net investment income	43,273	40,107	30,613
Net realized capital gains (losses)	237	15,663	(4,367)
Trading account losses	--	--	(3,428)
Market (loss)gain on notional experience
account	(9,494)	56,555	--
Change in preferred interest on early
conversion liability	(981)	--	--

Other income	9,082	11,585	9,208

	364,063	457,553	382,417

Benefits and expenses:
Benefits to policyholders	247,730	371,998	239,155
Commissions	40,800	45,741	76,805
Net policy acquisition costs amortized	10,617	7,595	9,860
Impairment of unamortized policy acquisition
costs	--	1,100	61,800
General and administrative expenses	59,110	46,472	49,282
Expense and risk charges on reinsurance	11,073	14,308	--
Excise tax expense	3,065	2,919	5,635
Change in reserve for claim litigation	--	--	(250)

Interest expense	8,112	5,733	4,999

	380,507	495,866	447,286

Loss before federal income taxes and cumulative
change in accounting principle	(16,444)	(38,313)	(64,869)

Benefit for federal income taxes	(3,091)	(13,026)	(16,280)

Net loss before cumulative effect of
change in accounting principle	(13,353)	(25,287)	(48,589)
Cumulative effect of change in accounting
principle	--	(5,151)	--

Net loss	$(13,353)	$(30,438)	$(48,589)

Other comprehensive (loss) income:
Unrealized holding gain arising during period	(522)	1,310	11,606
Income tax (benefit) expense from unrealized
holdings	184	(465)	(3,946)
Reclassification of (gains) losses included
in net income	(237)	(15,663)	5,432
Income tax expense (benefit) from
reclassification	83	5,325	(1,847)

Comprehensive loss	$(13,845)	$(39,931)	$(37,344)

Basic earnings per share from net loss before
cumulative effect of change in accounting
principle	$(0.64)	$(1.31)	$(3.41)

Basic earnings per share from net loss	$(0.64)	$(1.58)	$(3.41)

Diluted earnings per share from net loss before
cumulative effect of change in accounting
principle	$(0.64)	$(1.31)	$(3.41)

Diluted earnings per share from net loss	$(0.64)	$(1.58)	$(3.41)

Weighted average number of shares outstanding	20,970	19,240	14,248
Weighted average number of shares and share
equivalents	20,970	19,240	14,248

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001 (amounts in thousands)
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Equity
Balance, December 31, 2000	8,202	$820	$53,879	$(662)	$140,730	$(6,705)	$188,062
Net loss	--	--	--	--	(48,589)	--	(48,589)
Change in unrealized gain
(loss)	--	--	--	11,245	--	--	11,245
Option-based compensation	--	--	485	--	--	--	485
Rights offering proceeds	11,547	1,155	24,571	--	--	--	25,726
Warrants issued	--	--	15,855	--	--	--	15,855
Exercised options proceeds	1	--	12	--	--	--	12

Balance, December 31, 2001
	19,750	$1,975	$94,802	$10,583	$92,141	$(6,705)	$192,796
Net loss	--	--	--	--	(30,438)	--	(30,438)
Change in unrealized gain
(loss)	--	--	--	(9,493)	--	--	(9,493)
Option-based compensation	--	--	(430)	--	--	--	(430)
Private placement proceeds	510	51	2,301	--	--	--	2,352
Shares issued to financial
advisor	80	8	385	--	--	--	393

Balance, December 31, 2002	20,340	$2,034	$97,058	$1,090	$61,703	$(6,705)	$155,180

Net loss	--	--	--	--	(13,353)	--	(13,353)
Change in unrealized gain
(loss)	--	--	--	(492)	--	--	(492)
Shares issued to financial
advisor	120	13	196	--	--	--	209
Shares issued for conversion and interest	5,185	518	8,672	--	--	--	9,190

Balance, December 31, 2003
	25,645	$2,565	$105,926	$598	$48,350	$(6,705)	$150,734

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows for the Years Ended December 31, (amounts in thousands)
	2003	2002	2001
Net cash flow from operating activities:

Net (loss) income	$(13,353)	$(30,438)	$(48,589)
Adjustments to reconcile net (loss) income to cash
provided by operations:
Amortization of intangible assets	1,038	563	2,068
Cumulative effect of change in accounting principle	--	5,151	--
Gain on assumption reinsurance	(896)	(1,593)	--
Amortization of discount on long-term debt	412	--	--
Amortization (Accretion) of Premium (Discount) on
bonds	634	232	4,027
Change in preferred interest on early conversion
liability	981	--	--
Policy acquisition costs, net	10,617	8,695	71,660
Deferred income tax benefit	(3,526)	(10,478)	(12,778)
Depreciation and amortization expense	1,710	1,631	1,409
Amortization of deferred reinsurance premium	2,642	2,643	--
Impairment of long-lived assets	(522)	--	--
Net realized capital (gains) losses	(237)	(15,663)	7,795
Investment credit on corporate owned life insurance	(2,036)	(3,295)	(2,850)
Equity issued for interest expense from long-term
debt conversions	1,069	--	--
Increase (decrease) due to change in:
Receivables from agents	(38)	536	1,143
Federal income taxes recoverable	--	4,406	(735)
Accrued investment income	(190)	7,493	(1,693)
Receivable from reinsurers	1,466	(624)	(9,463)
Notional experience account due from reinsurer	(17,685)	(85,955)	--
Policy reserves	45,163	80,825	34,637
Claim reserves	11,037	115,478	49,901
Accounts payable and other liabilities	2,888	3,670	4,716
Net proceeds from purchases and sales of trading
account	--	--	21,285

Other, net	(7,526)	(3,735)	(1,256)

Cash provided by operations	33,648	79,542	121,277

Cash flow from investing activities:
Proceeds from sales of bonds	38,987	475,473	107,335
Proceeds from sales of equity securities	--	9,547	2,699
Maturities of investments	4,277	3,892	18,886
Purchases of bonds	(59,817)	(27,621)	(258,343)
Purchases of equity securities	--	(20)	(5,045)
Change in policy loans	(50)	(57)	(39)
Death benefits received from corporate owned life
insurance	6,423	--	--
Premium payments for corporate owned life insurance	--	--	(10,000)
Deposits to notional experience account due from
reinsurer	(58,111)	(623,027)	--

Acquisition of property and equipment	(3,726)	(2,530)	(1,726)

Cash used in investing	(72,017)	(164,343)	(146,233)

Cash flow from financing activities:
Net proceeds from stock offering	--	2,352	25,726
Proceeds from exercise of stock options	--	--	12
Issuance of long-term debt	32,421

Repayments of long-term debt	(10,450)	(2,945)	(2,778)

Cash (used in) provided by financing	21,971	(593)	22,960

Decrease in cash and cash equivalents	(16,398)	(85,394)	(1,996)
Cash balances:

Beginning of period	29,206	114,600	116,596

End of period	$12,808	$29,206	$114,600

Non-cash transactions:

Equity issued for long-term debt conversions	$8,122	$--	$--
Equity issued for financial advisor fees	209	393	--
Exchange of long-term debt	3,450	63,343	--
Supplemental disclosures of cash flow information:

Cash paid during the year for interest	$5,751	$5,365	$4,956
Cash (received) paid during the year for federal
income taxes	431	(6,950)	(2,778)

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

        (amounts in thousands, except per share information)

1.     Basis of Presentation:

The accompanying consolidated financial statements of Penn Treaty American Corporation and its Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include Penn Treaty Network America Insurance Company (“PTNA”), American Network Insurance Company (“ANIC”), American Independent Network Insurance Company of New York (“AIN”), Penn Treaty (Bermuda), Ltd. (“PTB”), United Insurance Group Agency, Inc. (“UIG”), Network Insurance Senior Health Division (“NISHD”) and Senior Financial Consultants Company (“SFCC”). PTB was liquidated with no material impact on the financial statements during the year ended December 31, 2003. Intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The Company's principal estimates include:

o	Policy reserves
o	Claim reserves
o	Deferred acquisition costs
o	Valuation of goodwill
o	The value of preferred interest on early conversion liability
o	The value of our notional experience account
o	The valuation allowance for deferred income taxes
o	Commitments and contingencies

Nature of Operations:

The Company currently sells accident and health insurance through its wholly owned subsidiaries. The Company’s principal lines of business are long-term care products and home health care products. The Company distributes its products principally through independent agents and managing general agents. The Company operates its home office in Allentown, Pennsylvania, with satellite offices throughout the country, whose principal functions include marketing and underwriting new business.

The Company is licensed in all states and receives renewal premiums from policyholders, but is currently restricted from issuing new policies in 11 states. The Company recently agreed upon terms for the recommencement of sales in California, subject to certain continuing conditions and the approval of filed product and rate forms. California renewal premium accounted for approximately 14% of the Company’s direct premium revenue for the year ended December 31, 2003. The Company is approved for sales in Florida and Pennsylvania (subject to Corrective Action Plans), which accounted for approximately 17% and 14%, respectively, of the Company’s direct premium revenue for the year ended December 31, 2003. No other state’s sales accounted for more than 10% of the Company’s direct premium revenue for the year ended December 31, 2003.

2.     Summary of Significant and New Accounting Policies:

Investments:

The Company categorizes its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this classification are reported at the current market value with net unrealized gains or losses, net of the applicable deferred income tax effect, as components of other comprehensive income.

Realized investment gains and losses, including provisions for market declines considered to be other than temporary, are included in income. Gains and losses on sales of investment securities are computed on the specific identification method. Debt and equity securities are regularly evaluated to determine if market values below amortized cost are as a result of credit quality, performance or general market decline. If market value declines are determined to be other than temporary, the amortized cost is adjusted to the market value of the security, with the loss recognized in the current period. Any future increases to the market value of a security that is considered to be an other than temporary impairment is recorded as an unrealized gain. Purchases and sales of securities are recorded on the trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

The Company is subject to interest rate and credit risk to the extent that its investment portfolio cash flows are not matched to its insurance liabilities. Management believes it manages this risk through monitoring cash flows and actuarial assumptions regarding the timing of future insurance liabilities. Management further believes that, while not currently under its direction, the benchmark indices supporting the total return of its notional experience account asset are appropriately matched to the duration of its ceded reserve liabilities.

Policy loans are stated at the aggregate unpaid principal balance.

Unamortized Deferred Policy Acquisition Costs (“DAC”):

The costs primarily related to and varying with the acquisition of new business, principally commissions, underwriting and policy issue expenses, have been deferred. These deferred costs are amortized over the related premium-paying periods utilizing the same projected premium assumptions used in computing reserves for future policy benefits.

The Company regularly assesses the recoverability of deferred acquisition costs through actuarial analysis. To determine recoverability, the present value of future premiums less future costs and claims are added to current reserve balances. If this amount is greater than current unamortized deferred acquisition costs, the unamortized amount is deemed recoverable. In the event recoverability is not demonstrated, the Company reassesses the calculation using justifiable premium rate increases. If rate increases are not received or are deemed unjustified, the Company will expense, as impaired, the attributed portion of the deferred acquisition cost asset in the current period. If the Company concludes that the deferred acquisition costs are impaired, the Company will record an impairment loss and a reduction in the deferred acquisition cost asset. In the event of an impairment, the Company will also evaluate its historical assumptions utilized in establishing the policy reserves and deferred acquisition costs and may update those assumptions to reflect current experience (referred to as “unlocking”). The primary assumptions include persistency, morbidity (claims expectations), investment yields and premium rate increases. Recoverability of deferred acquisition costs is highly dependent upon the Company’s ability to obtain future premium rate increases. While the Company has been successful in obtaining premium rate increases on existing policies in the past, the ability to obtain these increases is subject to regulatory approval, and is not guaranteed.

Effective December 31, 2001, the Company entered into a reinsurance agreement covering substantially all of its long-term care policies. The reinsurance agreement requires the Company to credit an annual expense and risk charge to a notional experience account maintained as part of the contract. The expense and risk charge will only be paid to the reinsurer in the event that the Company commutes the contract. Since the Company plans to commute the contract and also believes it is probable that the contract will be commuted, expense and risk charges have been included as a reduction to the anticipated future profits for purposes of evaluating DAC impairment. This was the primary factor causing the 2001 DAC impairment of $61,800.

During 2002, the Company recognized an impairment of its deferred acquisition costs of approximately $1,100 due to its anticipation of reduced future investment earnings rates and accelerated claims costs, substantially offset by increased premium rate expectations.

Management believes the current assumptions and other considerations used to estimate, and evaluate the recoverability of, DAC are appropriate. However, in the event actual experience, including planned rate increases, differs from the assumptions, the Company could recognize an additional impairment of its deferred acquisition costs in the future, which could have a material adverse affect upon its results of operations and financial condition.

Cash and Cash Equivalents:

Cash and cash equivalents include highly liquid debt instruments with an original maturity of three months or less.

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for improvements, which materially increase the estimated useful life of the asset, are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. Depreciation is provided principally on a straight-line basis over the related asset’s estimated life. Upon sale or retirement, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in operations.

The following table lists the range of lives, cost and accumulated depreciation for various asset classes:

	December 31, 2003
Class	Years	Cost	Accumulated Depreciation	Carrying Value
Automobiles	5	$313	$273	$40
Equipment	5 - 10	4,616	4,231	385
Software	3 - 10	11,746	1,853	9,893
Furniture	10	2,646	1,709	937
Buildings	40	6,463	1,569	4,894

		$25,784	$9,635	$16,149

	December 31, 2002
Class	Years	Cost	Accumulated Depreciation	Carrying Value
Automobiles	5	$313	$219	$94
Equipment	5 - 10	4,358	3,540	818
Software	3 - 10	8,383	1,222	7,161
Furniture	10	2,274	1,509	765
Buildings	40	6,208	1,435	4,773

		$21,536	$7,925	$13,611

The Company amortized $631, $607 and $399 of its cost related to software in 2003, 2002 and 2001, respectively. Depreciation expense on other property and equipment was $1,079, $1,024 and $1,010 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, the Company concluded that its system replacement project would be more expensive and take longer to implement than it had originally intended. As a result of this conclusion and the availability of alternative vendor solutions that had become available since the start of its project, the Company determined to evaluate additional vendors for a portion of its system replacement project, which if selected would not utilize certain components of the programming completed and capitalized in prior periods. As a result of its decision to select another vendor and discontinue the use of a portion of its current software, the Company impaired the capitalized value of the unused software by $522 at December 31, 2003. No impairment losses were recorded in 2002 or 2001.

Present Value of Future Profits Acquired:

The present value of future profits of ANIC’s acquired business is being amortized over the life of the insurance business acquired. During the year ended December 31, 2001, $415 was amortized to expense. Total amortization during 2003 and 2002 was $392 and $1,145, respectively due to approximately 35% and 50%, respectively of the policies under an assumption reinsurance contract legally transferring ownership.

At the time of purchase, the acquired ANIC premium in-force was deemed to have a remaining average life of approximately ten years. Although amortization of future profits will normally occur in accordance with actuarial assumptions over the life of the policies, the Company determined to amortize this on a straight-line basis over ten years and regularly monitors the emerging profitability of the acquired business. The Company believes that this approach is not materially different than if an actuarial methodology had been employed. The remaining unamortized carrying amount of future profits at December 31, 2003 and 2002, was $399 and $791, respectively.

Impairment of Long-Lived Assets:

Long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

Other Assets:

Other assets consist primarily of estimates of premiums due but not yet collected and deferred reinsurance premiums.

Corporate Owned Life Insurance:

The Company has historically purchased corporate owned life insurance (“COLI”) to fund the future payment of employee benefit expenses. The Company has purchased $50,000 of COLI. No additional purchases were made in 2003 or 2002. The Company includes the cash value of these policies, which is invested in investment grade corporate bonds and equity indexes as a separate financial statement caption. Increases in the cash surrender value are recorded as other income. When a covered employee dies, the Company receives cash equal to the death benefit. No income or expense is recorded as a result.

Income Taxes:

Income taxes consist of amounts currently due plus deferred tax expense or benefits. Income taxes have been provided in accordance with the provisions of FAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax bases of the Company's assets and liabilities. Such temporary differences are primarily due to the difference in allowable deductions for deferred acquisition costs, the deposit accounting for our 2001 Centre Agreement, the warrants issued as compensation for the 2001 Centre Agreement and tax benefits of net operating loss carryforwards. the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

Excise Taxes:

The Company pays excise taxes related to reinsurance agreements with a foreign reinsurer. The amount recorded each year is equal to one percent of the premiums ceded to the reinsurer. The Company recorded an expense of $3,065, $2,919 and $5,635 for the years ended December 31, 2003, 2002 and 2001, respectively.

Revenue Recognition:

Premiums on long duration accident and health insurance, the majority of which is guaranteed renewable, and life insurance are recognized when due. Estimates of premiums due but not yet collected are accrued.

Commission revenue that the Company’s agencies receive from unaffiliated insurers is included in other income when the commission from the underlying policy premium is due, net of an allowance for unissued or cancelled policies.

Policy Reserves and Claim Reserves:

There are two components to the Company’s policyholder liabilities. The first is a policy reserve for future policy benefits and the second is a claim reserve for incurred claims, either reported or unreported.

Policy Reserves —

The policy reserve liability is determined using the present value of estimated future policy benefits to be paid to, or on behalf of policyholders, less the present value of estimated future premiums to be collected from policyholders, including anticipated premium rate increases. This liability is recognized concurrent with and as a portion of premium revenue. Policy reserves are computed based on assumptions, including estimates of expected investment yield, mortality, morbidity (claims expectations), withdrawals and expenses, applicable at the time insurance contracts are effective. The assumptions utilized to determine the policy reserves are established at year of policy issuance and are “locked in” for the future development of reserves (See “Unamortized Deferred Policy Acquisition Costs”).

The Company reviews its policy reserves and the recoverability of its deferred acquisition costs on a quarterly basis, utilizing assumptions for future expected claims, premium rate increases and interest rates. If the Company determines that the future gross profits of its in-force policies are not sufficient to recover its deferred acquisition costs, the Company recognizes a premium deficiency and “unlocks” (or changes) historical assumptions to match current expectations. These assumptions include interest rates, premium rate increases, shock lapses and anti-selection of policyholder persistence. When original assumptions are unlocked, the Company employs its new expectations in the establishment of future reserves.

Claim Reserves –

Claim reserves are recognized when insured events occur and include amounts comprising:

o	an estimate, based upon prior experience, for accident and health claims reported, and incurred but unreported claims;

o	the actual in-force amounts for reported life claims; and,

o	an estimate of future administrative expenses, which would be incurred to process existing claims.

This is consistent with the long duration of claims and industry practice for long-term care policies. Benefits are payable over periods ranging from six months to five years, and are also available for lifetime coverage. The Company discounts all claims, which involve fixed periodic payments extending beyond one year. The methods for making estimates and establishing claim reserves are periodically reviewed and updated and any resulting adjustments are reflected in earnings currently.

The establishment of appropriate policy and claim reserves is an inherently uncertain process that requires management to make critical accounting estimates. Management believes the current assumptions and other considerations used to estimate policy reserves and claim reserve liabilities are appropriate. However, if the actual experience differs from the assumptions and other considerations (including mortality, morbidity (claims experience), withdrawals, expenses, premium rate increases and investment yields) used in estimating the Company’s policy reserves and claim reserves, the resulting change could have a material adverse effect on the Company’s results of operations and financial condition. Due to the inherent uncertainty of estimating reserves, it has been necessary, and may over time continue to be necessary, to revise estimated future liabilities as reflected in the Company’s policy reserves and claim reserves.

Reinsurance:

The Company reports all reserve amounts gross of reinsurance. The amounts receivable from unaffiliated reinsurers are reported as receivables from reinsurers. An allowance is established for any amounts the Company believes may be uncollectible.

The Company applies deposit accounting for reinsurance agreements that do not meet the risk transfer criteria in SFAS No. 113.

Accounts Payable and Other Liabilities:

Accounts payable and other liabilities consist primarily of amounts payable to agents, reinsurers and vendors, as well as deferred income items. During 2001, the Company reinsured the majority of its disability policies with an unaffiliated insurer, for which it received a ceding commission of approximately $5,000. This deferred ceding commission will be recognized as income over the remaining life of the policies, or when the Company’s policy liability is novated through policyholder or state approval, as may be required. The Company recognized income of $896 in 2003, $1,593 in 2002 and $319 in 2001.

Earnings Per Share:

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation follows. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects are not included. As such, the Company has not included securities of 66,260, 12,338 and 7,061 for 2003, 2002 and 2001, respectively that could potentially dilute basic earnings per share in the future.

	For the Periods Ended December 31,
	2003	2002	2001
Net loss before cumulative effect of

change in accounting principles	$(13,353)	$(25,287)	$(48,589)

Weighted average common shares outstanding	20,970	19,240	14,248

Basic earnings per share from net income
before
cumulative effect of change in accounting
principles	$(0.64)	$(1.31)	$(3.41)

Net loss before cumulative effect of

accounting change	$(13,353)	$(25,287)	$(48,589)
Cumulative effect of change in accounting
principles	--	(5,151)	--

Net loss	$(13,353)	$(30,438)	$(48,589)

Basic earnings per share from net loss	$(0.64)	$(1.58)	$(3.41)

Adjustments net of tax:

Interest expense on convertible debt(1)	$--	$--	$--
Amortization of debt offering costs(1)	--	--	--
Diluted net loss before cumulative effect of

change in accounting principles	$(13,353)	$(25,287)	$(48,589)

Diluted net loss	$(13,353)	$(30,438)	$(48,589)

Weighted average common shares outstanding	20,970	19,240	14,248
Common stock equivalents due to dilutive
effect of stock options(1)	--	--	--
Shares converted from convertible debt(1)	--	--	--
Total outstanding shares for fully diluted
earnings per share computation	20,970	19,240	14,248

Diluted earnings per share from net income
before

cumulative effect of accounting change	$(0.64)	$(1.31)	$(3.41)

Diluted earnings per share	$(0.64)	$(1.58)	$(3.41)

(1)	Amounts not included because they are anti-dilutive

New Accounting Pronouncements:

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 represents phase one of the FASB’s broader project on (1) distinguishing between liability and equity instruments and (2) accounting for instruments that have characteristics of both types of instruments. SFAS No. 150 covers a limited number of instruments that are to be classified as liabilities and is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of certain provisions related to mandatorily redeemable financial instruments has been deferred. The adoption of SFAS No. 150 did not have any impact on the Company’s consolidated financial statements.

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

The following table reflects net income, basic and diluted earnings per share as reported and pro-forma as if the Company had adopted the fair value based method of accounting for its stock-based employee compensation awards:

	2003	2002	2001
Net (loss) income, as reported	$(13,353)	$(30,438)	$(48,589)
Add: Stock-based employee
compensation
income included in reported net
income,
net of related tax effects	--	(286)	286
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net

of related tax effects	(192)	(258)	(830)

Pro forma net (loss) income	$(13,543)	$(30,982)	$(49,133)

Earnings per share:

Basic - as reported	$(0.64)	$(1.58)	$(3.41)

Basic - pro forma	$(0.65)	$(1.61)	$(3.45)

Diluted - as reported	$(0.64)	$(1.58)	$(3.41)

Diluted - pro forma	$(0.65)	$(1.61)	$(3.45)

SFAS No. 142, “Goodwill and Other Intangible Assets,” primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS No. 142 on January 1, 2002 and ceased amortizing goodwill at that time. During the second quarter 2002, the Company completed an impairment analysis of goodwill, in accordance with SFAS No. 142. The Company’s goodwill was recorded as a result of the purchase of its agencies and its insurance subsidiaries. As part of its evaluation, the Company completed numerous steps in determining the recoverability of its goodwill. The first required step was the measurement of total enterprise fair value versus book value. Because the Company’s fair market value, as measured by its stock price, was below book value at January 1, 2002, goodwill was next evaluated at a reporting unit level which comprised its insurance agencies and insurance subsidiaries.

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

No goodwill was amortized in 2003 or 2002. In 2001, the Company amortized $1,293 of goodwill. For comparative purposes, the following table adjusts net (loss) income and basic and diluted earnings per share for 2001, as if goodwill amortization had ceased at the beginning of 2001 and no cumulative effect of accounting change had been recorded.

	Twelve Months Ended December 31,
	2003	2002	2001
Reported net (loss) income	$(13,353)	$(30,438)	$(48,589)
Cumulative effect of change in accounting
principle	--	5,151	--
Adjustment for goodwill amortization, net
of tax	--	--	853

Adjusted net (loss) income	$(13,353)	$(25,287)	$(47,736)

Reported basic earnings per share before

effect of change in accounting principles	$(0.64)	$(1.31)	$(3.41)
Adjustment for goodwill amortization, net
of tax	--	--	0.06

Adjusted basic earnings per share	$(0.64)	$(1.31)	$(3.35)

Reported diluted earnings per share	$(0.64)	$(1.31)	$(3.41)
Adjustment for goodwill amortization, net
of tax	--	--	0.06

Adjusted diluted earnings per share	$(0.64)	$(1.31)	$(3.35)

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The provisions related to the disclosure requirements to be made by a guarantor were effective for financial statements of interim and annual reporting periods ending after December 15, 2002. The provisions related to the recognition of a liability and initial measurement shall be applied prospectively to guarantees issued or modified after December 31, 2002, irrespective of the guarantor s fiscal year-end. This statement did not have any impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” ( “FIN No. 46” ). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN No. 46 did not have a material impact on the Company’s financial statements.

3. Investments and Financial Instruments

      Debt Securities –

        The amortized cost and estimated market values of debt securities at December 31, 2003 are shown below.

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities
and obligations of U.S
Government authorities
and agencies	$20,699	$624	$(38)	$21,285
Mortgage backed securities	2,020	39	(3)	2,056
Debt securities issued by
foreign governments	236	11	(2)	245
Corporate securities	19,978	375	(86)	20,267

	$42,933	$1,049	$(129)	$43,853

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities
and obligations of U.S
Government authorities

and agencies	$15,689	$1,172	$--	$16,861
Mortgage backed securities	1,603	78	--	1,681
Debt securities issued by
foreign governments	205	11	--	216
Corporate securities	9,278	419	(1)	9,696

	$26,775	$1,680	$(1)	$28,454

The amortized cost and estimated market values of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
Due in one year or less	$1,267	$1,272
Due after one year through five years	27,616	28,426
Due after five years through ten years	12,029	12,099
Due after ten years	--	--

Collateralized Mortgage Obligations	2,021	2,056

	$42,933	$43,853

Gross proceeds and realized gains and losses on debt securities, including impairment losses for declines deemed other than temporary and excluding calls, were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
2003	$43,264	$493	$256

2002	478,808	18,728	3,822

2001	158,182	4,970	7,697

      Equity Securities —

        Gross unrealized gains and losses pertaining to equity securities were as follows:

	Original Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2003	$--	$--	$--	$--

2002	--	--	--	--

2001	8,760	1,042	--	9,802

        Gross proceeds and realized gains and losses on equity securities, including impairment losses for declines deemed other than temporary, were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
2003	$--	$--	$--

2002	9,547	1,861	1,094

2001	20,026	1,055	6,123

      Impairments –

The Company assesses whether declines in market value, whether for its debt securities or its equity securities, are other than temporary. Upon such determination, the Company will impair the security’s amortized cost and record an impairment charge in its results of operations.

At December 31, 2001, the Company entered a reinsurance agreement for which substantially all of its investment portfolio was later ceded as the initial premium for this agreement. As a result of this intended transfer or sale of assets, the Company determined that all gross unrealized losses on its debt and equity securities likely would not be recovered and were therefore deemed to be other than temporary impairments. The Company recognized a loss of $3,867 from this determination. The Company recognized other debt securities impairment charges in 2001 of approximately $1,900 due to other than temporary declines. Also, in 2001, the Company reduced its cost basis of equity securities by $5,767 as a result of differences deemed other than temporary. The Company reduced its cost basis on bonds in 2002 by $12 due to differences deemed other than temporary. There were no differences deemed to be other than temporary during 2003. The following table describes the Company’s debt securities at December 31, 2003, which had a market value below cost:

	Less Than 12 Months
	Fair Value	Unrealized Loss
DEBT SECURITIES
U.S. Treasury securities and obligations of U.S. Government
authorities and agencies	$3,363	$(38)
Mortgage backed securities	625	(3)
Debt securities issued by foreign governments	129	(2)
Corporate securities	7,198	(86)

TOTAL
	$11,315	$(129)

The above table includes $129 of unrealized losses related to fixed income securities that have been held by the Company for less than 12 months. The Company has no fixed income securities with unrealized losses greater than 12 months. All of the fixed income securities are investment grade and have a fair value of greater than 92% of amortized cost. Investment grade is defined as a security having a rating from the NAIC of 1 or 2; a Moody’s equivalent rating of Aaa, Aa, A, or Baa; a Standard & Poor’s equivalent rating of AAA, AA, A, or BBB; or a comparable internal rating. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired.

The securities comprising the $129 of unrealized losses were evaluated considering factors such as financial conditions, near-term, and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations. As of December 31, 2003, the Company had the intent and ability to hold these investments for a period of time sufficient for them to recover in value.

      Net Investment Income –

        Net investment income is applicable to the following types of investments:

	2003	2002	2001
Bonds	$2,173	$1,327	$28,157
Equity securities	--	--	519
Notional experience account	41,426	38,375	--
Cash and short-term investments	302	647	3,167

Investment income	43,901	40,349	31,843

Investment expense	(628)	(242)	(1,230)

Net investment income	$43,273	$40,107	$30,613

      Restricted investments and cash

Pursuant to certain statutory licensing requirements, as of December 31, 2003, the Company had on deposit bonds with an estimated market value aggregating $12,585 in insurance department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

The Company maintains assets in a trust account under a reinsurance agreement with an unaffiliated insurer. The Company is required to hold assets equal to 102% of the reserves, for the policies assumed under this agreement. At December 31, 2003 and 2002, the market value of the assets in the trust was $14,460 and $11,174, respectively.

4.     Notional Experience Account:

The reinsurance agreement with Centre Solutions (Bermuda) Limited (“Centre”) includes a provision for the maintenance of a notional experience account for the Company’s benefit in the event of future commutation of the agreement.

The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions, risk charges and certain other charges, is credited to a notional experience account, which is held by the reinsurer for the Company’s benefit in the event of commutation and recapture on or after December 31, 2007. The notional experience account balance receives an investment credit based upon the total return from a series of benchmark indices and derivative hedges that are intended to match the duration of the reserve liability.

The notional experience account represents a hybrid instrument, containing both a fixed debt host contract and an embedded derivative. The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the fixed debt host contract. In accordance with SFAS No. 133, the Company is accounting for the investment credit received on the notional experience account as follows:

o	The fixed debt host yields a fixed return based on the yield to maturity of the underlying benchmark indices. The return on the fixed debt host is reported as investment income in the Consolidated Statement of Income and Comprehensive Income.

o	The change in fair value of the embedded derivative represents the percentage change in the underlying indices applied to the notional experience account, similar to that of an unrealized gain/loss on a bond. The change in the fair value of the embedded derivative is reported as market (loss) gain on notional experience account in the Consolidated Statement of Income and Comprehensive Income.

The benchmark indices are comprised of US treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years. The hybrid instrument subjects the Company to significant volatility as the estimated value of the embedded derivative is highly sensitive to changes in interest rates. A 100 basis point increase in interest rates would reduce the current experience account balance by approximately $77,000.

F-19

During 2003 and 2002, the notional experience account activity was as follows:

	Twelve Months Ended December 31,
	2003	2002
Beginning balance	$708,982	$--
Initial premium	--	563,300
Premiums remitted, net of claims paid
and ceding allowance	55,512	65,255
Investment credit:
Investment income	41,426	38,375
Market (loss) gain	(9,494)	56,555
Expense and risk charges	(11,074)	(14,308)
Broker/custodian/trustee
fees	(574)	(195)

Ending balance	$784,778	$708,982

5.     Policy and Claim Reserves:

Policy reserves have been computed principally by the net premium method based upon estimated future investment yield, mortality, morbidity (claims experience), withdrawals and other benefits. The Company employs a prospective net premium methodology, which incorporates premium rate increases expected to be implemented in the near term in the net premium used to establish policy reserves. The composition of the policy reserves at December 31, 2003 and 2002, and the assumptions pertinent thereto are presented below:

	Amount of Policy Reserves as of December 31,
	2003	2002
Accident and health	$508,344	$464,318
Annuities and other	155	137
Ordinary life, individual	12,716	12,416

	Years of Issue	Discount Rate
Accident and health Annuities and other Ordinary life, individual	1976 to 2001 2002 to 2003 1977 to 1983 1962 to 2002	5.7% 4.5% 6.5% & 7.0% 3.0% to 5.5%

Basis of Assumption

Accident and health:	Morbidity and withdrawals based on actual and projected
experience. Morbidity represents the claim costs we expect to incur in the future. The assumption for these future claim costs is based on past company experience modified for both industry experience and recent trends, withdrawals represent the lapsation of policies due to either death or cancellation.

Annuities and other: Ordinary life, individual:	Primarily funds on deposit inclusive of accrued interest. Mortality based on 1975-80 SOA Mortality Table (Age Last Birthday).

The development of the Company’s claim reserves and paid claims is summarized as follows for claims incurred (the date of original claim) in 2003 and prior:

	2003	2002	2001
Claim reserve balance at January 1	$329,944	$214,466	$164,565

less reinsurance recoverable	(9,059)	(8,888)	(5,454)

Net claim reserve balance at January 1	320,885	205,578	159,111

Incurred related to:
Current year	190,986	200,006	193,552
Prior years	(3,095)	80,948	8,845

Imputed prior year interest	14,137	10,225	8,632

Total incurred	202,028	291,179	211,029

Paid related to:
Current year	49,149	48,627	73,726

Prior years	140,480	127,245	90,836

Total paid	189,629	175,872	164,562

Net claim reserve balance at December 31	333,283	320,885	205,578

plus reinsurance recoverable	7,698	9,059	8,888

Claim reseseve balance at December 31	$340,981	$329,944	$214,466

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

The adjustments to reserves for claims incurred in prior periods are primarily attributable to claims incurred from our long-term care insurance policies, which represent approximately 96% of our premium in-force. In 2003, prior year incurred claims developed favorably by $3,095 compared to prior period expectations. The reduction related to new claims adjudication procedures and protocols for family member and private caregiver services, following an internal review of historic home health care claims and external consultant guidance. The new protocols include increased in-home assessments and additional plan of care structure.

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

b)     Continuance Assumptions:

Once a claim occurs, the Company develops claim reserves by using continuance tables, which measure the likelihood of a claim continuing in the future. Historically, the Company has applied every claim to a set of uniform continuance tables. The Company’s actuarial modeling suggests that this uniform continuance assumption no longer reflects the increasing number of claims from policies with longer benefit periods or increased benefit amounts. The Company has developed an improved methodology by creating separate continuance tables for facility, home health and comprehensive care, as well as for tax qualified and non-qualified plans. In addition, the Company has established separate continuance tables for claims caused by cognitive impairment. The Company’s 2002 analysis indicated that the duration of its existing claims has been increasing in recent years and will be longer than was previously expected. The Company revised its continuance assumption to reflect this trend.

As a result of its redefinition of claims and employment of new continuance tables for separate types of claims with longer claim durations, the Company strengthened its claim reserves by approximately $78,000 in 2002 for claims incurred prior to January 1, 2002. In addition, the Company reduced its assumed discount rate from 6.5% to 5.7% based upon recent investment yields. This change resulted in an increase to reserves of approximately $5,000.

In 2001, the Company added $8,845 to its claim reserves for 2000 and prior claim incurrals. Two factors affected the reserves the Company held for claims incurred in prior years. (1) In 2001, the Company engaged a new consulting actuary that provided the Company with additional industry data to incorporate in its continuance expectations (the probability that a claim in one duration will continue to another). The Company’s analysis of this supplemental data suggested that it would recognize higher future payments on currently incurred claims than was previously anticipated. As a result, the Company lengthened its continuance tables for claim durations beyond the third year, and increased its reserves held for claims incurred to record this liability. This resulted in an increase of reserves incurred in prior years of $7,262; and (2) in 2001, the Company reduced the discount rate used in the establishment of reserves to appropriately reflect the current investment rate earned on assets supporting this liability. As a result, reserves for claims incurred in prior years were increased $1,583.

Over time, it may continue to be necessary for the Company to increase or decrease its reserves further as additional experience develops.

6.     Long-Term Debt:

        Long-term debt at December 31, 2003 and 2002 is as follows:

	2003	2002
Convertible, subordinated debt issued in November 1996, with a semi-annual coupon of 6.25% annual percentage rate. Debt was callable after December 2, 1999 at declining redemption values and matured in December 2003. Prior to maturity, the debt was convertible to shares of the Company's common stock at $28.44 per share. Retired

in 2003	$--	$11,408

Convertible, subordinated debt issued in 2002 and 2003, semi-annual coupon of at 6.25%
annual percentage rate. Debt is callable after October 15, 2005 at declining redemption values and matures in October 2008. Prior to maturity, the debt is
convertible to shares of the Company's common stock at $1.75 per share	90,092	63,343

Mortgage loan with interest rate fixed for five years at 6.85% effective September
1998, which was repriced from 7.3% in 1997. Although carrying a variable rate of
LIBOR + 90 basis points, the loan had an effective fixed rate due to an offsetting swap with the same institution. Current monthly payment of $16 based on a fifteen year amortization schedule with a balloon payment due September 2003;
collateralized by property with depreciated cost of $2,673 and $2,361 as of December

31, 2002 and 2001, respectively	--	1,494

	$90,092	$76,245

        At December 31, 2003, the Company’s total debt and financing obligations through 2008 were as follows:

	Debt	Lease Obligations	Total
2004	$--	$692	$692
2005	--	380	380
2006	--	189	189
2007	--	91	91

2008	90,092	37	90,129

Total	$90,092	$1,389	$91,481

During 2002 the Company commenced an offer to exchange its then outstanding $74,750, 6.25% convertible subordinated notes due 2003 (the “2003 Notes”). The $90,092, 6.25% convertible subordinated notes due 2008 (the “2008 Notes”) carry terms similar to the 2003 Notes with the exception of a reduced conversion price of $1.75 per share and an extended maturity date of October 2008. Approximately $65,793 of the 2003 Notes were exchanged for the 2008 Notes. During 2003, the Company retired the remaining outstanding 2003 Notes of approximately $8,957. The 2008 Notes are mandatorily convertible if, at any time after October 2005, the 15-day average closing price of the Company's common stock exceeds 110% of the conversion price. The 2008 Notes also contain a provision that, upon conversion prior to October 2005, the Company will pay the holder additional interest (referred to as “preferred interest on early conversion”) equal to the amount that would otherwise have been paid from the date of conversion until October 2005. The interest amount, which is discounted from October 2005 to the date of early conversion, is payable at the Company's discretion in cash or in shares of common stock equal to 90% of the current market prices of the Company's common stock.

During 2003, holders of approximately $8,122 of the Company's 2008 Notes elected to convert their 2008 Notes for 4,641 shares of the Company's common stock, and also received 543 shares as payment for preferred interest on early conversion. In connection with these conversion, the Company recognized additional interest expense of $1,069 for the year ended December 31, 2003.

In October 2003, the Company retired the outstanding $1,416 balance of its headquarters building mortgage obligation.

      Preferred Interest on Early Conversion –

Holders of the 2008 Notes are entitled to convert their notes into shares of common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received until that date. This feature is an embedded derivative as defined in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This embedded derivative is not clearly and closely related to the host contract, the convertible subordinated notes, because it could at least double the investor’s initial rate of return on the host contract and could also result in a rate of return that is at least twice what otherwise would be the market return for a contract that has the same terms as the host contract and that involves a debtor with a similar credit quality.

The Company has valued and bifurcated the embedded derivative from the host contract. At each balance sheet date, the embedded derivative is recorded at fair value, with any change in fair value recognized in current operations.

As of December 31, 2003 the fair value of the embedded derivative was $3,018. In determining the fair value of the embedded derivative, the Company makes certain assumptions, including the future volatility and liquidity of the Company’s common stock, as well as recent trends in the number of holders converting.

    7.        Federal Income Taxes:

        The total benefit for federal income taxes for the years ended December 31 consisted of:

	2003	2002	2001
Current	435	(2,548)	(3,503)

Deferred	(3,526)	(10,478)	(12,777)

	$(3,091)	$(13,026)	$(16,280)

Deferred income tax assets and liabilities have been recorded for temporary differences between the reported amounts of assets and liabilities in the accompanying financial statements and those in the Company’s income tax return. Management believes the existing net deductible temporary differences are realizable on a more likely than not basis. The sources of these differences and the approximate tax effect are as follows for the years ended December 31:

	2003	2002
Net operating loss carryforward	21,079	20,189
Pension and post-retirement accrual	597	--
Preferred interest on early conversion	1,056	--
Other	685	369

Valuation allowance	(8,275)	(5,775)

Total deferred tax assets	$15,142	$14,783

Deferred policy acquisition costs	$(17,912)	$(25,183)
Present value of future profits acquired	(140)	(346)
Premiums due and unpaid	(873)	(1,267)
Unrealized gains on investments	(322)	(583)
Policy reserves	(8,776)	(4,124)
Deferred reinsurance premium	(3,700)	(4,625)
Discount on long-term debt	(569)	--

Other	(2,164)	(1,756)

Total deferred income
liabilities	$(34,456)	$(37,884)

Net deferred income tax	$(19,314)	$(23,101)

The Company has net operating loss carryforwards of $30,295 or $10,603 on a tax effected basis, which have been generated by taxable losses at the parent company, and if unused will expire between 2012 and 2022.

The parent company’s net operating loss carryforwards can be utilized by the Company’s insurance subsidiaries subject to the lesser of 35% of the insurance subsidiary taxable income or 35% of the current aggregate carryforward amount. During 2001, the Company established a valuation allowance of $5,775 against these parent company net operating loss carryforwards. During 2003, the Company recorded an additional valuation allowance of $500 against these parent company net operating loss carryforwards.

The Company has net operating loss carryforwards of $29,931 or $10,476 on a tax effected basis, which have been generated by taxable losses at the Company’s life subsidiaries, and if unused, will expire in 2016. In 2003, the Company recorded a valuation allowance of approximately $2,000 against the operating loss carryforwards at the Company’s life subsidiaries.

The life subsidiaries’ and parent’s valuation allowances recorded in 2003 were as a result of potential future limitations on their use due to Internal Revenue Code Section 382. The Internal Revenue Service has established rules that potentially limit a company’s use of prior period net operating loss carryforwards in the event that a majority of the company’s common stock ownership changes within any consecutive three year period. Due to the issuance of additional shares of the Company’s common stock since May 2001 and conversions of the Company’s subordinated convertible notes during 2003 and the first quarter of 2004, the Company believes it has become subject to these limitations and has established the valuation allowance at December 31, 2003 accordingly.

A reconciliation of the income tax (benefit) provision computed using the federal income tax rate to the (benefit) provision for federal income taxes is as follows:

	2003	2002	2001
Computed federal income tax (benefit)

provision at statutory rate	$(5,755)	$(15,212)	$(22,704)
Valuation allowance	2,500	--	5,775
Impairment of goodwill	--	1,803	--
Small life insurance company
deduction	(236)	--	(363)
Tax-exempt income	(713)	(1,225)	(1,147)
Preferred interest on early conversion	374	--	--

Other	739	1,608	2,159

	$(3,091)	$(13,026)	$(16,280)

At December 31, 2003, the accumulated earnings of the Company for Federal income tax purposes included $1,451 of “Policyholders’ Surplus”, a special memorandum tax account. This memorandum account balance has not been currently taxed, but income taxes computed at then-current rates will become payable if surplus is distributed. Provisions of the Deficit Reduction Act of 1984 do not permit further additions to the “Policyholders’ Surplus” account.

    8.        Statutory Information:

      Statutory Financial Results

The insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance department of the state of domicile. Net income and capital and surplus for these subsidiaries as reported in accordance with statutory accounting principles, is as follows:

	2003 (unaudited)	2002	2001
Net (loss) income	$(4,981)	$7,289	$(32,222)
Capital and surplus	$31,704	$35,591	$17,807

Total reserves, including claim reserves, reported to regulatory authorities were approximately $824,232 and $761,042 less than those recorded for GAAP as of December 31, 2003 and 2002, respectively. This difference is primarily attributable to reinsurance agreements in force as of December 31, 2003 and 2002.

The differences in statutory net income (loss) compared to GAAP net (loss) income are primarily due to the immediate expensing of acquisition costs, as well as differing reserving methodologies and treatment of reinsurance and deferred income taxes. Due to the differences in expensing of acquisition costs and reserving methodologies, under statutory accounting there is generally a net loss and a corresponding decrease in surplus, referred to as surplus strain, when new policies are issued.

Effective December 31, 2001, the Company entered a reinsurance transaction that, according to Pennsylvania insurance regulation, required the reinsurer to provide it with letters of credit in order for the Company to receive statutory reserve and surplus credit from the reinsurance. The letters of credit were dated subsequent to December 31, 2001, as a result of the final closing of the agreement. In addition, the initial premium paid for the reinsurance included investment securities carried at amortized cost on the statutory financial statements, but valued at market value for purposes of the premium transfer. The Pennsylvania Insurance Department permitted the Company to receive credit of $29,000 for the letters of credit, and to accrue the anticipated, yet unknown, gain of $18,000 from the sale of securities at market value, in its statutory financial results for December 31, 2001. The impact of this permitted practice served to increase the statutory surplus of the Company’s insurance subsidiaries by approximately $47,000 at December 31, 2001. Had the Company not been granted a permitted practice, its statutory surplus would have been negative. Upon finalization of the reinsurance agreement, transfer of funds and establishment of appropriate Letters of Credit, during 2002, the permitted practices were no longer required. No permitted practices were required in 2003.

      Pennsylvania Corrective Action Plan

The Company’s Pennsylvania insurance subsidiaries are required to hold statutory surplus that is, at a minimum, above a calculated authorized control level at which the Pennsylvania Insurance Department (the “Department”) may place them under regulatory control, leading to rehabilitation or liquidation. At December 31, 2000, the Company’s primary insurance subsidiary, Penn Treaty Network America Insurance Company (“PTNA”), which represented 94% of the Company’s direct premium revenue, had statutory surplus which, while above the authorized control level, was at an amount that required PTNA to file a Corrective Action Plan (the “Plan”) with the insurance commissioner. In addition, American Network Insurance Company (“ANIC”), which is owned 100% by PTNA, is also subject to the provisions of the Plan.

        On February 12, 2002, the Department approved the Plan which, among other things:

a)	required the Company to enter into a reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2001 Centre Agreement”) for substantially all of its existing business at December 31, 2001

b)	limits new investments to those rated by the National Association of Insurance Commissioners (“NAIC”) as 1 or 2;

c)	limits and requires Department approval for affiliated transactions; and

d)	requires a $125,000 increase in statutory reserves over a three-year period, of which a $23,000increase remains to be made before the end of 2004.

The 2001 Centre Agreement is accounted for as reinsurance for statutory accounting purposes, but does not qualify as reinsurance under GAAP. As the agreement is treated as reinsurance for statutory accounting purposes, it results in the ceding (or removal) of substantially all of PTNA’s and ANIC’s policy reserve and claim reserve liabilities for statutory accounting purposes. Furthermore, subject to certain limitations, any adverse development of the 2001 and prior policy and claim reserves, including the $125,000 of reserve increases mentioned above, is ceded to the reinsurer and is not reflected on PTNA’s or ANIC’s statutory financial statements.

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

Failure to comply with the Plan could result in the Department taking control of the Company’s insurance subsidiaries.

      Statutory Dividend Restrictions

States restrict the dividends the Company’s insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of its insurance company subsidiaries, computed according to statutory formulae. Under the insurance laws of Pennsylvania and New York, where the Company’s insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania law, PTNA and ANIC must give the Department at least 30 days’ advance notice of any proposed “extraordinary dividend” and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company’s surplus as shown on the company’s last annual statement filed with Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. Additionally, the Plan requires the Department to approve all dividend requests made by the parent, regardless of normal statutory requirement for allowable dividends. The Company believes that the Department is unlikely to consider any dividend request in the foreseeable future, as a result of PTNA’s statutory surplus position. Although not stipulated in the Plan, this requirement is likely to continue until such time as PTNA meets normal statutory requirements, including reported net income and positive cumulative earned surplus.

Under New York law, AINIC must give the New York Insurance Department 30 days’ advance notice of any proposed dividend and cannot pay any dividend if the regulator disapproves the payment during that 30-day period. In addition, AINIC must obtain the prior approval of the New York Insurance Department before paying any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company’s surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December 31.

PTNA and ANIC have not paid any dividends to the parent company for the past three years and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. However, AINIC is not subject to the Plan and was permitted by New York statute to make a dividend payment in 2002 of $651.

      9. Employee Benefits:

      401(k) Retirement Plan:

The Company has a 401(k) retirement plan, covering substantially all employees with at least one year of service. Under the plan, participating employees may contribute up to 15% of their annual salary on a pre-tax basis. The Company, under the plan, equally matches 100% of employee contributions up to the first 3% of the employee’s salary. The Company and employee portion of the plan is vested immediately. The Company’s expense related to this 401(k) plan was $240, $239 and $167 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company may elect to make a discretionary contribution to the plan, which will be contributed proportionately to each eligible employee. The Company did not make a discretionary contribution in 2003, 2002 or 2001.

      Retirement Benefits:

On April 29, 2003, the Company announced that its Board of Directors had approved certain changes in the management of the Company to implement the succession plan initiated in 2002. On May 23, 2003, in connection with the succession plan, the Company’s Founder stepped down as Chairman of the Board of Directors and Chief Executive Officer but will continue as a member of the Board of Directors. In addition, the Company and its Founder have entered into a consulting and retirement agreement. The significant terms of the consulting and retirement agreement are as follows:

a)	The Company’s Founder will assume the new position of Founding Chairman.

b)	The Company will pay the Founding Chairman or his spouse, until the later of his death or the death of his spouse, a retirement benefit of $100 per year and health and welfare benefits comparable to those the Company offers to its executives from time to time.

c)	The Founding Chairman will continue to provide certain services to the Company for a period of up to two years, in exchange for which the Company will pay him an annual retainer of $100.

The plans are unfunded. The following table provides the components of the benefit obligation at December 31, 2003:

	Pension Benefits 2003	Other Benefits 2003
Change in benefit obligation:
Benefit Obligation at May 23, 2003	$1,526	$205
Service Cost	--	--
Interest Cost	83	16
Benefits Paid	(117)	(6)
Amendments	--	--

Actuarial Loss/(Gain) - includes change in discount rate	--	--

Benefit Obligation at December 31, 2003	$1,492	$215

The expense components of the net periodic pension and post retirement benefit cost for the year ended December 31, 2003 consisted of only interest expense and were $83 and $16 for Pension and Other Benefits, respectively.

The above measurement of the Net Periodic Pension and Postretirement Benefit Cost is based upon the following assumptions:

Weighted - average discount rate	6.00%
Weighted - average rate of compensation increase	N/A
Weighted - average expected long-term rate of return on plan assets	N/A
2004 medical trend rate	5.75%
Ultimate medical trend rate	5.75%

An increase in the medical trend rate of 1% for each year would increase the 2004 Service and Interest Cost Medical Components of the Net Periodic Pension and Postretirement Benefit Cost by $1. A decrease in the medical trend rate of 1% for each year would decrease the 2004 Service and Interest Cost Medical Components of the Net Periodic Pension and Postretirement Benefit Cost by $1.

These rates were selected based upon current market conditions, company experience, and future company expectations.

    10.        Stock Option Plans:

At December 31, 2003, the Company had three stock-based compensation plans, which are described below. For 2000, and for certain options granted in 2001 and 2002, the Company applies APB Opinion No. 25 in accounting for its plans. The Company issues options at the current market value and does not record a charge to earnings upon the issuance of options. While the Company continues to maintain its accounting for stock-based compensation in accordance with APB Opinion No. 25, it has adopted the disclosure provisions of SFAS No. 148.

The Company’s 1987 Employee Incentive Stock Option Plan provided for the granting of options to purchase up to 1,200 shares of common stock. This plan expired in 1997 and was subsequently replaced by the 1998 Employee Non-Qualified Incentive Stock Option Plan (“1998 Plan”). The 1998 Plan allows for the grant of options to purchase up to 600 shares of common stock. No new options may be granted under the 1987 Plan. The term of each option granted in 2003, 2001 and 2000 is ten years and each is vested one year following the date of original grant.

Effective May 1995, the Company adopted a Participating Agent Stock Option Plan which provides for the granting of options to purchase up to 300 shares of common stock. The exercise price of all options granted under the plan may not be less than the fair market value of the shares on the date of grant. The term of each option is ten years, and the options become exercisable in four equal, annual installments commencing one year from the option grant date. SFAS No. 123 requires that the fair value of options granted to non-employees (agents) be recognized as compensation expense over the estimated life of the option. Options were granted to agents in 1997, 1996 and 1995. No agent options have been granted since 1997. The Company recognized $0, $0 and $51 of compensation expense in 2003, 2002 and 2001, respectively as a result of these grants.

During 2001, the Company granted 566 replacement options to its employees for all existing options granted under its existing fixed option plans. As a result, these options are now subject to the variable accounting provisions of APB Opinion No. 25 until exercised, forfeited or cancelled. The Company recorded a compensation expense of $430 in 2001 and recorded compensation income of $430 in 2002, related to these variable options, representing the intrinsic value of the stock options at the reporting date. In addition, 30 options were granted to a new senior executive in 2001, 4 were granted to another new executive in 2002, and 23 were granted to new executives in 2003.

Had compensation cost for the Company’s employee stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and earnings per share would have been reduced to the pro forma amounts indicated below.

Proforma compensation cost is estimated using an option-pricing model with the following assumptions for new options granted to employees in 2003, 2002 and 2001. In 2003, options were valued with an expected life of 5.3 years, volatility of 70.9% and a risk free rate of 3.5%. The weighted average fair value of options granted in 2003 was $.98. In 2002, options were valued with an expected life of 5.3 years, volatility of 70.9% and a risk free rate of 4.4%. The weighted average fair value of options granted in 2002 was $2.37. In 2001, options were valued with an expected life of 5.3 years, volatility of 70.9% and a risk free rate of 4.9%. The weighted average fair value of options granted in 2001 was $1.71. The Company’s net loss and earnings per share results would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2003, 2002 and 2001, respectively.

		2003	2002	2001
Net Income	As reported Pro forma	$ (13,353) $ (13,543)	$ (30,438) $ (30,982)	$ (48,589) $ (49,133)
Basic Earnings Per Share	As reported Pro forma	$ (0.64) $ (0.65)	$ (1.58) $ (1.61)	$ (3.41) $ (3.45)
Diluted Earnings Per Share	As reported Pro forma	$ (0.64) $ (0.65)	$ (1.58) $ (1.61)	$ (3.41) $ (3.45)

The following is a summary of the Company’s option activity, including grants, exercises, forfeitures and weighted average price information:

	2003		2002		2001
	Options	Exercise Price Per Option	Options	Exercise Price Per Option	Options	Exercise Price Per Option
Outstanding at beginning of year	652	$8.45	648	$8.48	685	$19.59

Granted	395	$1.60	4	$4.40	596	$6.96

Exercised	--	$-	0	$--	1	$12.45

Forfeitures	9	$8.20	0	$--	632	$18.79

Outstanding at end of year	1,038	$5.85	652	$8.45	648	$8.48

Exercisable at end of year	726	$7.26	648	$8.48	88	$8.48

Range of Exercise Prices	Outstanding at December 31, 2003	Remaining Contractual Life (Yrs)	Exercisable at December 31, 2003
1.52 -- 2.54	395	10	83
3.40 -- 4.72	209	8	209
5.19 -- 7.82	254	8	254
8.60 -- 12.38	98	8	98
2.63 -- 32.25	82	5	82

	1,038	9	726

11.     Commitments and Contingencies:

Operating Lease Commitments:

The total net rental expenses under all leases amounted to approximately $928, $1,059 and $1,003 for the years ended December 31, 2003, 2002 and 2001 respectively.

The Company’s required payments due under non-cancelable leases in each of the next five years are as follows:

Years	Amounts
2004 2005 2006 2007 2008	$ 692 380 189 91 37 $1,389
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

Letters of Credit:

At December 31, 2003, 2002 and 2001, the Company received letters of credit of $169,463, $149,339 and $29,000, respectively, which allowed its subsidiaries to receive statutory reserve credit and statutory surplus credit for its 2001 quota share reinsurance agreement with Centre.

Reinsurance:

PTNA is a party to a reinsurance agreement to cede certain home health care claims beyond 36 months. Reinsurance recoverables related to this treaty were $10,614 and $10,175 at December 31, 2003 and 2002, respectively. The reinsurer has notified PTNA that they believe the Company is in breach of its current agreement as a result of entering the 2001 Centre Agreement without the prior written approval of the reinsurer. PTNA has contested this assertion of breach and is continuing discussions with the reinsurer to reach an equitable resolution, including, but not limited to, arbitration, the recapture of the excess home health care coverage and reserves, premium rate increases, or additional reinsurance business in the future. The ultimate resolution of this dispute cannot be determined at this time.

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

The Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division. Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. The Company removed this case from the Florida State Court to United States District Court, Middle District of Florida, Ocala Division. Plaintiffs’ motion to remand the case to Florida State Court was granted on June 25, 2003. The Company removed this case to United States District Court, Middle District of Florida, Ocala Division for a second time in November, 2003. A hearing on this motion was held on February 18, 2004. Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution. The Company has filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against the Company, and to strike certain allegations of the complaint as irrelevant and improper. While the Company cannot predict the outcome of this case, it could have a material adverse impact upon its financial condition and results of operations in the event of an unfavorable outcome. The Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

The Company and its subsidiary, PTNA, are defendants in an action in the Orange County Superior Court in the state of California. Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public. Plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long term care insurance policies. Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies, and attorney fees and court costs. The Company has filed motions to dismiss for failure to state a claim and lack of personal jurisdiction against the Company. While it cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations in the event of an unfavorable outcome. The Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

The Company and certain of its key executive officers were defendants in consolidated actions that were instituted on April 17, 2001 in the United States District Court for the Eastern District of Pennsylvania by its shareholders, on their own behalf and on behalf of a putative class of similarly situated shareholders who purchased shares of the Company’s common stock from July 23, 2000 through and including March 29, 2001. The consolidated amended class action complaint sought damages in an unspecified amount for losses allegedly incurred as a result of misstatements and omissions allegedly contained in our periodic reports filed with the SEC, certain press releases issued by the Company, and in other statements made by the Company’s officials. The alleged misstatements and omissions related, among other matters, to the statutory capital and surplus position of its largest subsidiary, PTNA. On July 1, 2002, the defendants filed an answer to the complaint, denying all liability. Plaintiffs filed a motion for class certification on August 15, 2002. On November 5, 2003, the parties entered into a stipulation and agreement of settlement for $2,300. The court granted final approval of the settlement on February 5, 2004, which amount was later paid entirely by the Company’s directors’ and officers’ liability insurance carrier.

The Company and two of its subsidiaries, PTNA and SFCC, are defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania by National Healthcare Services, Inc. The complaint seeks compensatory damages in excess of $150 and punitive damages in excess of $5,000 for an alleged breach of contract and misappropriation. On December 18, 2003, the Plaintiffs voluntarily dismissed their claim for misappropriation and the attendant punitive damages claim. The claims arise out of a joint venture related to the AllRisk Healthcare program, which was marketed first by PTNA and then later by Senior Financial Consultants Company. Depositions of fact witnesses were completed on October 30, 2003. Motions for summary judgment were filed by both parties in December 2003, and in February 2004 the court granted the Company’s motion for summary judgment with respect to one claim, and denied the remaining motions. While it cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations in the event of an unfavorable outcome. The Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

    12.        Reinsurance:

      Centre Solutions (Bermuda), Limited

2001 Centre Agreement

Effective December 31, 2001, PTNA and ANIC entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of the Company’s long-term care insurance policies then in-force (“the 2001 Agreement”).

This agreement does not qualify for reinsurance treatment in accordance with GAAP, because the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, expense and risk charges credited to the notional experience account and the aggregate limit of liability. Accordingly, the contract is being accounted for in accordance with deposit accounting for reinsurance contracts. This agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

The initial premium of the treaties was approximately $619,000, comprised of $563,000 of cash and qualified securities transferred in February 2002, and $56,000 as funds held due to the reinsurer. The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, is credited to a notional experience account, which is held for our benefit in the event of commutation and recapture on or after December 31, 2007. The notional experience account balance receives an investment credit based upon the total return from a series of benchmark indices and derivative hedges that are intended to match the duration of the Company’s reserve liability (See Note 5).

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

The Company’s current modeling and actuarial projections suggest that it is likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, PTNA’s and ANIC’s statutory surplus following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, the Company will receive cash or other liquid assets equaling the value of its notional experience account from the reinsurer. The Company would also record the necessary reserves for the business in its statutory financial statements. Accordingly, the Company’s ability to commute the agreement is highly dependent upon the value of the notional experience account exceeding the level of required statutory reserves to be established. As of December 31, 2003, the statutory basis reserve liabilities of $970,055 exceeded the combination of the notional experience account value and funds held due to the reinsurer of $832,519. Management expects that the growth in the notional experience account will exceed the growth in the reserve liabilities such that the notional experience account value will exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now through 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the value of the current notional experience account by approximately $77,000 and jeopardize the Company’s ability to commute as planned. As the intended commutation date approaches, the sensitivity of the notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation.

As part of the reinsurance agreement, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants are exercisable through December 31, 2007 at common stock equivalent prices ranging from $4.00 to $12.00 per share, which if exercised would represent 15% of the Company’s then outstanding common stock on a fully diluted basis. If the agreement is not commuted on or after December 31, 2007, the reinsurer may exercise the fourth tranche of convertible preferred stock purchase warrants at a common stock equivalent price of $2.00 per share, representing an additional 20% of the then outstanding common stock on a fully diluted basis.

The warrants are part of the consideration for the reinsurance contract and are recognized as reinsurance premiums over the anticipated life of the contract, which is six years. The warrants were valued at the issuance date using a Black-Scholes model with the following assumptions: 6.0 years expected life, volatility of 70.9% and a risk free rate of 4.74%. The $15,855 value of the warrants was recorded as a deferred premium as of December 31, 2001. Of the original $15,855 value, $2,643 of deferred premium was amortized during each of the years 2003 and 2002.

As a result of the Company’s intention to commute, it considered only the expense and risk charges anticipated prior to the commutation date in its most recent DAC recoverability analyses and has not recorded the potential of future escalating charges in its current DAC recoverability analysis. In addition, the Company is recognizing the additional consideration of entering into the agreement, represented by the fair value of the warrants granted to the reinsurer, over the period of time to the expected commutation date.

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

This agreement does not qualify for reinsurance treatment in accordance with GAAP because the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to an aggregate limit of liability that reduces the likelihood of the reinsurer realizing a significant loss on the agreement. The agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

         Other Reinsurance Agreements

The Company currently reinsures with unaffiliated companies any life insurance policy to the extent the limit on that policy exceeds $50.

Effective January 1994, PTNA entered into a reinsurance agreement to cede 100% of certain life, accident and health and Medicare supplement insurance to a third party insurer. Total reinsurance recoverables taken related to this agreement as of December 31, 2003, 2002 and were approximately $405 and $401, respectively.

PTNA is party to a reinsurance agreement to cede 100% of certain whole life and deferred annuity policies issued by PTNA to a third party insurer. These policies are intended for the funeral arrangement or “pre-need” market. Total reinsurance recoverables taken related to this agreement as of December 31, 2003 and 2002 were approximately $2,923 and $3,099, respectively. The third party reinsurer is required to maintain securities at least equal to the statutory reserve credit in escrow with a bank. Effective January 1, 1996, this agreement was modified, and as a result, no new business is reinsured under this facility. Effective December 31, 2002, the Company entered into an assumption agreement with another insurer that desired to acquire this business. Upon approval of certain required state insurance departments and policyholders, the acquiring company will assume all future liability for the business reinsured.

PTNA is a party to a reinsurance agreement to cede certain home health care claims beyond 36 months. Reinsurance recoverables related to this treaty were $10,614 and $10,175 at December 31, 2003 and 2002, respectively. The reinsurer has notified PTNA that they believe the Company is in breach of its current agreement as a result of entering the 2001 Centre Agreement without the prior written approval of the reinsurer. PTNA has contested this assertion of breach and is continuing discussions with the reinsurer to reach an equitable resolution, including, but not limited to, arbitration, the recapture of the excess home health care coverage and reserves, premium rate increases, or additional reinsurance business in the future. The ultimate resolution of this dispute cannot be determined at this time.

In addition to the reinsurance agreement to cede certain home health care claims beyond 36 months, PTNA is also party to a coinsurance agreement with the same reinsurer on a previously acquired block of long-term care business whereby 66% is ceded to a third party. At December 31, 2003 and 2002 reinsurance recoverables taken related to this treaty were $5,486 and $6,020, respectively.

In 2001, ANIC ceded substantially all of its disability policies to an unaffiliated insurer on a quota share basis. The insurer may assume ownership of the policies as a sale upon various state and policyholder approvals. At December 31, 2003 and 2002, reinsurance recoverables related to this treaty were $3,681 and $5,828, respectively.

The Company remains liable in the event that the reinsuring companies are unable to meet their obligations.

The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of income and comprehensive income, which are net of reinsurance activity:

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
December 31, 2003
Ordinary life insurance

In-force	$44,192	$7,656	$--	$36,536
Premiums:
Accident and
health	319,246	4,424	4,973	319,795
Life	2,249	100	2	2,151
Benefits to
policyholders:
Accident and
health	199,751	1,261	1,661	200,151
Life	2,172	296	--	1,876
Inc in policy reserves:
Accident and
health	42,212	(1,926)	1,175	45,313
Life	212	(178)	--	390

Commissions	$40,887	$744	$657	$40,800
December 31, 2002
Ordinary life insurance

In-force	$42,767	$3,583	$--	$39,184
Premiums:
Accident and
health	331,356	5,394	5,347	331,309
Life	2,480	147	1	2,334
Benefits to
policyholders:
Accident and
health	290,965	3,316	1,526	289,175
Life	2,167	163	--	2,004
Inc in policy reserves:
Accident and
health	74,277	2,417	8,447	80,307
Life	(827)	(1,339)	--	512

Commissions	$46,069	$1,183	$585	$45,741
December 31, 2001
Ordinary life insurance

In-force	$52,322	$10,543	$5,437	$47,216
Premiums:
Accident and
health	355,574	13,760	5,749	347,563
Life	3,586	759	1	2,828
Benefits to
policyholders:
Accident and
health	211,849	3,935	1,153	209,067
Life	2,356	394	--	1,962
Inc in policy reserves:
Accident and
health	32,019	7,244	2,656	27,431
Life	1,515	820	--	695

Commissions	$76,095	$1,178	$1,888	$76,805

13.     Transactions with Related Parties:

Irv Levit Insurance Management Corporation, an insurance agency which is owned by our former Chairman and Chief Executive Officer, now director and Founding Chairman, currently produced approximately $13, $11 and $10 of renewal premiums for some of our subsidiaries for the years ended December 31, 2003, 2002 and 2001, respectively, for which it received commissions of approximately $3, $2 and $2, respectively. Irv Levit Insurance Management Corporation also received commission overrides on business written for some of our subsidiaries by certain agents, principally general agents who were its agents prior to January 1979 and any of their sub-agents hired prior and subsequent to January 1979. These commission overrides totaled approximately $433, $510 and $544 for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2001, Palisade Capital Management owned less than 1% of our common stock. Until January, 2002, Palisade Capital Management also managed a portion of our investment portfolio for which it received fees of $224 for the year ended December 31, 2001. There were no fees in 2003 or 2002.

A member of the Company’s board of directors was a principal in Davidson Capital Management, which provides investment management services to the Company. The Company paid this firm fees of $20, $99and $462 during the years ended December 31, 2003, 2002 and 2001, respectively.

A member of the Company’s board of directors and the chairman of its audit committee is a senior executive with Advest, Inc., an investment banking firm, which has provided investment banking services in the past and that the Company has engaged as a financial advisor in the offering of its 2008 Subordinated Convertible Notes. This firm received $581, $2 and $475 in fees during 2003, 2002 and 2001, respectively.

A member of the Company’s board of directors has in the past been a principal and has an ownership interest in U.S. Care, Inc., a marketing organization to which the Company paid commissions of $165, $128 and $159 in 2003, 2002 and 2001, respectively. The Company also made a loan of $100, with interest applied at 9%, to U.S. Care, Inc. in 2001, which is guaranteed by renewal commissions payable to the Company in future periods.

14.     Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investments. The Company places its cash and cash equivalents and investments with high quality financial institutions, and attempts to limit the amount of credit exposure to any one institution. However, at December 31, 2003, and at other times during the year, amounts in any one institution exceeded the Federal Deposit Insurance Corporation limits. The Company is also party to certain reinsurance transactions whereby the Company remains ultimately liable for claims exposure under ceded policies in the event the assuming reinsurer is unable to meet its commitments due to default or insolvency.

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

The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:

Investments — The fair value of fixed maturities and equity securities are based on quoted market prices. It is not practicable to determine the fair value of policy loans since such loans are not separately transferable and are often repaid by reductions to benefits and surrenders.

Notional experience account – The fair value of the notional experience account reflects the market value of the underlying benchmark indices, which are comprised of US treasury strips, agencies and investment grade corporate bonds.

Cash and cash equivalents — The statement value approximates fair value.

Long-term debt — The statement value approximates the fair value of mortgage debt, since the instruments carry interest rates, which approximate market value. The convertible, subordinated debt, as a publicly traded instrument, has a readily accessible fair market value, and, as such is reported at that value. This value incorporates the fair value of the preferred interest on early conversion liability.

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments
Bonds, available for sale	$43,853	$43,853	$28,454	$28,454
Policy loans	288	288	238	238
Cash and cash equivalents	12,808	12,808	29,206	29,206
Notional experience account	784,778	784,778	708,982	708,982
Financial liabilities:
Convertible debt	$88,467	$94,705	$74,750	$67,275
Mortgage	--	--	1,495	1,495

16.     Equity Issuance:

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

In 2003 and 2002, the Company completed private placements of 100 shares of common stock in each year as compensation to its financial advisor.

In 2003, holders of $8,122 of the Company’s 2008 convertible subordinated notes elected to convert their bonds into shares of the Company’s common stock. As a result, the Company issued 4,641 shares and issued an additional 543 shares as early payment of interest otherwise payable through October 15, 2005.

17.     Subsequent Events:

Subsequent to December 31, 2003, the Company issued $16,000 of 2008 Notes, with substantially identical terms to the earlier issued 2008 Notes. It contributed $1,500 of the proceeds to PTNA in order to increase statutory surplus. In addition, holders of $15,295 of the Company’s 2008 Notes elected to convert their bonds into 8,740 shares of the Company’s common stock and an additional 1,442 shares were issued as early payment of interest.

After adjusting for the conversion of the 2008 Notes in 2004, and the issuance of the additional $16,000 of newly issued 2008 Notes, the Company’s total debt and financing obligations through 2008 will be as follows:

	Debt	Lease Obligations	Total
2004	$--	$692	$692
2005	--	380	380
2006	--	189	189
2007	--	91	91

2008	90,797	37	90,834

Total	$90,797	$1,389	$92,186

18.     Condensed Financial Statements:

The following lists the condensed financial information for the parent company as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES (PARENT COMPANY) Balance Sheets (amounts in thousands, except per share information)
ASSETS	2003	2002
Cash and cash equivalents	$370	$59
Investment in subsidiaries*	237,498	223,895

Other assets	13,848	14,211

Total assets	$251,716	$238,165

LIABILITIES AND SHAREHOLDERS' EQUITY

Preferred interest on early conversion	$3,018	$--
Long-term debt, less discount of $1,625 and $0,
respectively	88,467	74,750
Accrued interest payable	1,201	892
Accounts payable and other liabilities	4,703	364

Due to subsidiaries*	3,593	6,978

Total liabilities	100,981	82,984

Shareholders' equity
Preferred stock, par value $1.00; 5,000 shares
authorized, none outstanding	--	--
Common stock, par value $.10; 150,000 and 40,000 shares
authorized respectively, 25,645 and 20,340 shares
issued, respectively	2,565	2,034
Additional paid-in capital	105,926	97,058
Accumulated other comprehensive income	598	1,090

Retained earnings	48,350	61,703

	157,439	161,885
Less 915 of common shares held in treasury, at
cost	(6,705)	(6,705)

Total shareholders' equity	150,734	155,180

Total liabilities and
shareholders' equity	$251,716	$238,164

* Eliminated in consolidation.
The condensed financial information should be read in conjunction with the Penn Treaty American Corporation and Subsidiaries consolidated statements and notes thereto.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES (PARENT COMPANY) Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001 (amounts in thousands)
	2003	2002	2001
Investment and other income	$180	$16	$209
Change in preferred interest on early
conversion liability	(981)	--	--
General and administrative expense	6,601	4,199	1,165
Interest expense	7,682	4,711	4,888

Loss before equity in
undistributed net
earnings of subsidiaries*	(15,084)	(8,894)	(5,844)
Equity in undistributed net
(losses)
earnings of subsidiaries*	1,731	(21,544)	(42,745)

Net (loss) income	(13,353)	(30,438)	(48,589)
Retained earnings, beginning of
year	61,703	92,141	140,730

Retained earnings, end of year	$48,350	$61,703	$92,141

*Eliminated in consolidation.
The condensed financial information should be read in conjunction with the Penn Treaty American Corporation and Subsidiaries consolidated statements and notes thereto.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES (PARENT COMPANY) Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001 (amounts in thousands)
	2003	2002	2001
Cash flows from operating activities:
Net (loss) income	$(13,353)	$(30,438)	$(48,589)
Adjustments to reconcile net (loss) income
to cash used in operations:
Equity in undistributed earnings of
subsidiaries	(1,731)	21,545	42,745
Depreciation and amortization	2,865	2,999	437
Amortization (Accrection) of Premium
(Discount) on bonds	57
Change in preferred interest on early
conversion liability	981
Equity issued for interest expense from long-term
debt conversions	1,069
Net realized gains	(60)	--	--
Increase (decrease) due to change in:
Due to/from subsidiaries	(3,385)	350	822
Other, net	2,153	439	(469)

Net cash used in operations	(11,404)	(5,105)	(5,054)

Cash flows from investing activities:
Sales and maturities of investments	9,592	--	--
Purchase of investments	(9,589)	--	--
Acquisition of property and equipment	--	--	(25)

Net cash (used in) provided by
investing activities	3	--	(25)

Cash flows from financing activities:
Contribution to subsidiary	(12,227)	0	(18,000)
Dividend from subsidiary	475	2,151	2,000
Proceeds from shares issued to financial advisor	--	393	12
Repayment of mortgages and other borrowings	(8,957)	(2,858)	(2,696)
Issuance of long-term debt	32,421	0
Proceeds from rights offering	--	2,352	25,726

Net cash (used in) provided
by financing activities	11,712	2,038	7,042

Increase (decrease) in cash and
cash equivalents	311	(3,067)	1,963
Cash and cash equivalents balances:
Beginning of year	59	3,126	1,163

End of year	$370	$59	$3,126

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$4,299	$4,299	$4,843

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

Item 9A. Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. However, the Company had determined that a weakness in the controls related to the recordkeeping and determination of funds due to its reinsurer and the resulting accuracy of funds wired to its reinsurer should be corrected. The Company and its auditors agreed that, although immediately corrected, this weakness amounted to a reportable condition to the Audit Committee of its Board of Directors. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company has reviewed its disclosure controls and procedures and has initiated changes in 2004 to such controls and procedures and internal controls which it believes will reduce the possibility of a future reportable condition.

        There were no significant changes in the Company’s internal controls that occurred during the last fiscal quarter of 2003, other than the improvement noted above, that could significantly affect internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required under this item will be included in the proxy statement for our 2004 annual meeting and is incorporated herein by reference.

Item 11. Executive Compensation

        The information required under this item will be included in the proxy statement for our 2004 annual meeting and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required under this item will be included in the proxy statement for our 2004 annual meeting and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required under this item will be included in the proxy statement for our 2004 annual meeting and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

        The information required under this item will be included in the proxy statement for our 2004 annual meeting and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)        The following documents are filed as a part of this report:

1. Financial Statements.

See page F-1.

2. Financial Statement Schedules.

None.

3. Exhibits

3.1 Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 033-92690) filed on May 24, 1995).

3.2 Amendment to Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Company's Registration Statement on Form S-3 (File No. 333-22125) filed on February 20, 1997).

3.3 Amendment to Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-14681) for the quarter ended June 30, 2001).

3.4 Amendment to Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1b to the Company’s Annual Report on Form 10-K (File No. 001-14681) for the year ended December 31, 2002.

3.5 Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3 (File No. 333-22125) filed on February 20, 1997).

4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 033-14214) filed on May 12, 1987).

4.2 Indenture dated as of November 26, 1996 between Penn Treaty American Corporation and First Union National Bank, as trustee (including forms of notes) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 6, 1996).

4.3 Form of Indenture between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 99(d)(1) to the Company’s Schedule TO filed on August 28, 2002).

4.4 Indenture, dated as of February 12, 2003, between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

4.5 First Supplemental Indenture, dated as of March 5, 2003, between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

4.6 Indenture, dated as of February 2, 2004, between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A (filed herewith).

4.7 Indenture, dated as of February 19, 2004, between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A (filed herewith).

10.1 Penn Treaty American Corporation 1995 Participating Agent Stock Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-92690) filed on June 27, 1995).

10.2 Penn Treaty American Corporation Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-89927) filed on October 29, 1999).

10.3 Penn Treaty American Corporation 2002 Incentive Stock Option Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A (File No. 001-14681) filed on April 30, 2002).

10.4 Regional General Agents’ Contract dated August 1, 1971 between Penn Treaty Life Insurance Company and Irving Levit of the Irv Levit Insurance Management Corporation, as amended on August 15, 1971, May 26, 1976 and June 16, 1987, and by an undated override commissions schedule (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-14681) for the year ended December 31, 1989).

10.5 Mortgage in the amount of $2,450,000 dated September 13, 1988 between Penn Treaty Life Insurance Company and Merchants Bank, N.A. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 33-32153 filed on November 17, 1989).

10.6 Investment Counseling Agreement dated May 3, 1995 between Penn Treaty American Corporation and James M. Davidson & Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-92690) filed on May 24, 1995).

10.7 Form of Change of Control Agreements with Cameron Waite and James Heyer (incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q (File No. 001-14681) for the quarter ended June 30, 1998).

10.8 Change of Control Employment Agreement with William W. Hunt, Jr. (incorporated by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q (File No. 001-14681) for the quarter ended June 30, 2001).

10.9 Change of Control Employment Agreement with Bruce Stahl (incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q (File No. 001-14681) for the quarter ended on June 30, 2001).

10.10 Terms of the Company’s Series A-1 Convertible Preferred Stock, Series A-2 Convertible Preferred Stock, Series A-3 Convertible preferred Stock and Series A-4 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on February 21, 2002).

10.11 Warrant to Purchase the Company’s Series A-1 Convertible Preferred Stock granted to Centre Strategic Investment Holdings Limited (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on February 21, 2002).

10.12 Warrant to Purchase the Company’s Series A-2 Convertible Preferred Stock granted to Centre Strategic Investment Holdings Limited (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on February 21, 2002).

10.13 Warrant to Purchase the Company’s Series A-3 Convertible Preferred Stock granted to Centre Strategic Investment Holdings Limited (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on February 21, 2002).

10.14 Warrant to Purchase the Company’s Series A-4 Convertible Preferred Stock granted to Centre Strategic Investment Holdings Limited (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on February 21, 2002).

10.15 Supplemental Letter Agreement between the Company and Centre Solutions (Bermuda) Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on February 21, 2002).

10.16 Reinsurance Agreement between the Company and Centre Solutions (Bermuda) Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on February 21, 2002).

10.17 Reinsurance Agreement between the Company and Centre Solutions (Bermuda) Limited (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-14681) for the quarter ended September 30, 2002).

10.18 Investor Rights Agreement between the Company and Centre Strategic Investment Holdings Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on February 21, 2002).

10.19 Consulting Agreement, dated as of April 28, 2003, between Penn Treaty American Corporation and Irving Levit (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-14681) for the quarter ended March 31, 2003).

21. List of subsidiaries (incorporated by reference herein. See “Item 1 (a) — Corporate Background,” on page 4.

23.1 Consent of PricewaterhouseCoopers LLP.

31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

    (b)        Reports on Form 8-K:

         Date of Report                     Item No(s).       Financial Statements Included

         November 11, 2003                 7,12                               Yes

        Executive Compensation Plans — see Exhibits 10.1, 10.2, 10.11, 10.17, 10.48, 10.49 and 10.50.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN TREATY AMERICAN CORPORATION

April 5, 2004	By /s/ Gary Hindes
Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ William W. Hunt William W. Hunt /s/ Cameron B. Waite Cameron B. Waite /s/ Mark D. Cloutier Mark Cloutier	Director, President
 and Chief Executive Officer

 Exec. Vice President
 and Chief Financial Officer
 (principal financial officer)

 Vice President and Chief
 Accounting Officer
 (principal accounting officer)
April 5, 2004 April 5, 2004 April 5, 2004

/s/ Irving Levit
Irving Levit

/s/ Domenic P. Stangherlin
Domenic P. Stangherlin

/s/ Peter M. Ross
Peter M. Ross

/s/ Jack D. Baum
Jack D. Baum

/s/ Francis R. Grebe
Francis R. Grebe

/s/ Alexander M. Clark
Alexander M. Clark

/s/ Matthew Kaplan
Matthew Kaplan
Director Director Director Director Director Director Director	April 5, 2004 April 5, 2004 April 5, 2004 April 5, 2004 April 5, 2004 April 5, 2004 April 5, 2004

Exhibit 23.1

Consent of Independent Accountants

        We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (No. 333-89927 and No. 333-89929) of Penn Treaty American Corporation of our report dated April 5, 2004 relating to the financial statements, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Philadelphia, Pennsylvania April 5, 2004

Exhibit 31.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William W. Hunt, President and Chief Executive Officer, certify that:

1.     I have reviewed this annual report on Form 10-K of Penn Treaty American Corporation;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    (a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

    (a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

    (b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 5, 2004	/s/ William W. Hunt William W. Hunt President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Cameron B. Waite, Executive Vice President and Chief Financial Officer, certify that:

1.     I have reviewed this annual report on Form 10-K of Penn Treaty American Corporation;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    (a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

    (a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

    (b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 5, 2004	/s/ Cameron B. Waite Cameron B. Waite Executive Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

I, William W. Hunt, President and Chief Executive Officer of Penn Treaty American Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)     the Annual Report on Form 10-K of the Company for the annual period ended December 31, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 5, 2004	/s/ William W. Hunt William W. Hunt President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF PERIODIC REPORT

I, Cameron B. Waite, Executive Vice President and Chief Financial Officer of Penn Treaty American Corporation, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)     the Annual Report on Form 10-K of the Company for the annual period ended December 31, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 5, 2004	/s/ Cameron B. Waite Cameron B. Waite Executive Vice President and Chief Financial Officer