Form 10-Q
period 2004-03-31
PENN TREATY AMERICAN CORP
filed 2004-05-17
CIK 814181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2004

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________

Commission file number 001-14681

PENN TREATY AMERICAN CORPORATION

3440 Lehigh Street, Allentown, PA 18103

(610) 965-2222

Incorporated in Pennsylvania	I.R.S. Employer ID No.
23-1664166

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]   No [X]

The number of shares outstanding of the Registrant’s common stock, par value $.10 per share, as of May 13, 2004 was 39,612,946.

PART I     FINANCIAL INFORMATION

Item 1. Financial Statements

Penn Treaty American Corporation is one of the leading providers of long-term nursing home and home health care insurance. Our Unaudited Consolidated Balance Sheets, Statements of Income and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 13 of this report. Our financial statements represent the consolidation of our operations and those of our subsidiaries: Penn Treaty Network America Insurance Company, American Network Insurance Company, American Independent Network Insurance Company of New York, Penn Treaty (Bermuda) Ltd. (dissolved in 2003), United Insurance Group Agency, Inc., Network Insurance Senior Health Division and Senior Financial Consultants Company, which are underwriters and marketers of long-term care insurance, Medicare supplement insurance and other senior-market products.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (amounts in thousands, except per share data)
	March 31, 2004	December 31, 2003
ASSETS	(unaudited)
Investments:
Bonds, available for sale at market (cost of $45,341 and $42,933, respectively) (1)	$46,779	$43,853
Policy loans	300	288

Total investments	47,079	44,141
Cash and cash equivalents (1)	21,779	12,808
Property and equipment, at cost, less accumulated depreciation of
$10,014 and $9,635, respectively	16,782	16,149
Unamortized deferred policy acquisition costs	156,785	160,740
Receivables from agents, less allowance for
uncollectible amounts of $445 and $404, respectively	1,241	1,407
Accrued investment income	599	604
Goodwill	20,360	20,360
Receivable from reinsurers	24,054	23,934
Corporate owned life insurance	53,417	53,220
Experience account due from reinsurer	848,487	784,778
Other assets	20,217	27,335

Total assets	$1,210,800	$1,145,476

LIABILITIES
Policy reserves:
Accident and health	$522,314	$508,344
Life	12,777	12,871
Claim reserves	336,493	340,981
Accounts payable and other liabilities	22,834	21,747
Long-term debt, less discount of $1,729 and $1,625, respectively	87,183	88,467
Preferred interest on early conversion	4,324	3,018
Deferred income taxes	31,373	19,314

Total liabilities	1,017,298	994,742

Commitments and contingencies	--	--
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding	--	--
Common stock, par value $.10; 150,000 shares authorized;
36,453 and 25,645 shares issued, respectively	3,645	2,565
Additional paid-in capital	123,829	105,926
Accumulated other comprehensive income	935	598
Retained earnings	71,798	48,350

	200,207	157,439
Less 915 common shares held in treasury, at cost	(6,705)	(6,705)

	193,502	150,734

Total liabilities and shareholders' equity	$1,210,800	$1,145,476

(1) Cash and investments of $29,011 and $27,045, respectively, are restricted as to use (see Note 5)

See accompanying notes to consolidated financial statements

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income (amounts in thousands, except per share data)
	Three Months Ended March 31,
Revenues:	2004 (unaudited)	2003 (unaudited)
Premium revenue	$82,288	$83,578
Net investment income	10,987	10,347
Net realized capital gain	221	79
Market gain on notional experience account	35,648	4,302
Change in preferred interest on early conversion liability	(818)	(61)
Other income	1,621	2,263

	129,947	100,508

Benefits and expenses:
Benefits to policyholders	59,159	64,167
Commissions	10,421	10,704
Net policy acquisition costs amortized	3,955	3,054
General and administrative expense	13,477	12,740
Expense and risk charges on reinsurance	2,807	2,768
Excise tax expense	783	789
Interest expense	3,817	1,656

	94,419	95,878

Income before federal income taxes	35,528	4,630
Federal income tax provision	12,080	1,574

Net income	23,448	3,056

Other comprehensive income:
Unrealized holding gain arising during period	739	93
Income tax provision from unrealized holdings	(259)	(32)
Reclassification of gains included in net income	(221)	(79)
Income tax provision from reclassification adjustment	77	28

Comprehensive income	$23,784	$3,066

Basic earnings per share from net income	$0.79	$0.16
Diluted earnings per share from net income	$0.32	$0.07
Weighted average number of shares outstanding	29,540	19,439
Weighted average number of shares and share equivalents	82,572	55,931

See accompanying notes to consolidated financial statements

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) (amounts in thousands)
	Three Months Ended March 31,
	2004	2003
Cash flow from operating activities:
Net income	$23,448	$3,056
Adjustments to reconcile net income to cash
provided by operations:
Amortization of intangible assets	1,173	835
Amortization of gain on assumption of reinsurance	145	79
Amortization of discount on long-term debt	384	33
Amortization on bonds	122	90
Change in preferred interest on early conversion liability	818	61
Depreciation expense	379	440
Net realized capital gains	(221)	(79)
Notional experience account due from reinsurer	(42,432)	(10,731)
Investment credit on corporate owned life insurance	(241)	(614)
Equity issued for interest expense from long-term debt conversions	1,805	--
Increase (decrease) due to change in:
Receivables from agents	125	15
Receivable from reinsurers	108	1,339
Policy acquisition costs, net	3,955	3,053
Deferred income taxes	11,878	1,574
Claim reserves	(4,488)	8,652
Policy reserves	13,648	6,131
Accounts payable and other liabilities	1,087	2,644
Accrued investment income	5	(368)
Other, net	(539)	(1,633)

Cash provided by operations	11,159	14,577

Cash flow from investing activities:
Proceeds from sales of bonds	15,006	3,394
Proceeds from maturities of bonds	660	566
Purchase of bonds	(17,976)	(29,094)
Change in policy loans	(12)	(29)
Death benefits received from corporate owned life insurance	6,423	--
Deposits to notional experience account due from reinsurer	(21,277)	(14,324)
Acquisition of property and equipment	(1,012)	(1,123)

Cash used in investing	(18,188)	(40,610)

Cash flow from financing activities:
Issuance of long-term debt	16,000	32,397

Cash provided by financing	16,000	32,397

Increase in cash and cash equivalents	8,971	6,364
Cash balances:
Beginning of period	12,808	29,206

End of period	$21,779	$35,570

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

(unaudited)
(amounts in thousands, except per share data)

        The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2003 of Penn Treaty American Corporation (the "Company").

        The summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations, comprehensive income and cash flows for the interim periods.

1. Stock Based Employee Compensation:

        The following table reflects net income, basic and diluted earnings per share as reported and pro-forma as if the Company had adopted the fair value based method of accounting for its stock-based employee compensation awards:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$23,448	$3,056
Add: Stock-based employee compensation
income included in reported net income,
net of related tax effects	--	--
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(69)	(10)

Pro forma net income	$23,379	$3,046

Earnings per share:
Basic - as reported	$0.79	$0.16
Basic - pro forma	$0.79	$0.16
Diluted - as reported	$0.32	$0.07
Diluted - pro forma	$0.32	$0.07

2. Regulatory Developments:

Pennsylvania Corrective Action Plan

        The Company’s primary insurance subsidiary, Penn Treaty Network America Insurance Company (“PTNA”), which represented approximately 91% of the Company’s direct premium revenue during the three months ended March 31, 2004, is subject to a Corrective Action Plan (the “Plan”), as approved by the Pennsylvania Insurance Department (the “Department”). American Network Insurance Company (“ANIC”), which is wholly owned by PTNA, is also subject to the provisions of the Plan.

The Plan principally:

a)	required the Company to enter into a reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2001 Centre Agreement”) for substantially all of its existing long-term care business at December 31, 2001;

b)	limits new investments to those rated by the National Association of Insurance Commissioners (“NAIC”) as 1 or 2;

c)	limits and requires Department approval for affiliated transactions; and

d)	requires a $125,000 increase in statutory reserves over a three-year period, of which a $17,000 increase remains to be made by the end of 2004.

        The 2001 Centre Agreement is accounted for as reinsurance for statutory accounting purposes, but does not qualify as reinsurance under generally accepted accounting principles (“GAAP”). As the agreement is treated as reinsurance for statutory accounting purposes, it results in the ceding (or removal) of substantially all of PTNA’s and ANIC’s policy reserve and claim reserve liabilities for statutory accounting purposes. Furthermore, subject to certain limitations, any adverse development of the 2001 and prior policy and claim reserves, including the $125,000 of reserve increases mentioned above, is ceded to the reinsurer and is not reflected on PTNA’s or ANIC’s statutory financial statements.

        The 2001 Centre Agreement is subject to certain coverage limitations, including an aggregate limit of liability that is a function of certain factors and that may be reduced in the event that the premium rate increases that the reinsurance agreement may require are not obtained. The Company is required to perform annual comparisons of its actual to expected claims experience. If the Company has reason to believe, whether from this analysis or other available information, that at least a 5% premium rate increase is necessary, the Company is obligated to file and obtain such premium rate increases in order to comply with the requirements of the agreement. If the Company does not file and obtain such premium rate increases, the aggregate limit of liability would be reduced by 50% of the premium amount that would have otherwise been received. The Company is currently in compliance with the agreement.

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

New Policy Sales

        The Company is licensed in all states and receives renewal premiums from policyholders, but is currently restricted from issuing new policies in 10 states. The Company has agreed upon terms for the recommencement of sales in California, subject to certain continuing conditions and the approval of filed product and rate forms. California renewal premium from policies issued prior to the cessation of sales in California accounted for approximately 15% of the Company’s direct premium revenue for the three months ended March 31, 2004. The Company is approved for sales in Florida and Pennsylvania (subject to the Corrective Action Plan and the Florida Consent Order), which accounted for approximately 18% and 11%, respectively, of the Company’s direct premium revenue for the three months ended March 31, 2004. No other state’s sales accounted for more than 10% of the Company’s direct premium revenue for the three months ended March 31, 2004.

3. 2001 Centre Agreement:

        Effective December 31, 2001, the Company entered into the 2001 Centre Agreement to reinsure, on a quota share basis, substantially all of its long-term care insurance policies then in-force. This agreement does not qualify for reinsurance treatment in accordance with GAAP because it does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, expense and risk charges due to the reinsurer and the aggregate limit of liability. Accordingly, the contract is being accounted for in accordance with deposit accounting for reinsurance contracts.

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

        The benchmark indices are comprised of US treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years. The hybrid instrument subjects the Company’s financial results to significant volatility as the estimated value of the embedded derivative is highly sensitive to changes in prevailing market interest rates.

        The notional experience account activity for the three months ended March 31, 2004 and 2003 was as follows:

	2004	2003
Beginning balance	$784,778	$708,982
Premiums, net of claims and
ceding allowance	20,372	13,755
Investment credit:
Investment income	10,911	9,882
Market gain	35,648	4,302
Expense and risk charges	(2,807)	(2,768)
Broker/custodian/trustee fees	(415)	(116)

Ending balance	$848,487	$734,037

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

        The Company’s current modeling and actuarial projections suggest that it is likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, PTNA’s and ANIC’s statutory surplus following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, the Company will receive cash or other liquid assets equaling the value of the notional experience account from the reinsurer. The Company would also record the necessary reserves for the business in PTNA’s and ANIC’s statutory financial statements. Accordingly, the Company’s ability to commute the agreement is highly dependent upon the value of the notional experience account exceeding the level of required statutory reserves to be established. As of March 31, 2004, the statutory basis reserve liabilities of $981,189 exceeded the combination of the notional experience account value and funds held due to the reinsurer of $888,209. Management expects the value of the notional experience account to exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now through 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the value of the current notional experience account by approximately $84,000 and jeopardize the Company’s ability to commute as planned. As the intended commutation date approaches, the sensitivity of the notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter. However, the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are credited to the notional experience account balance prior to commutation.

        In the event the Company determines that commutation of the reinsurance agreement is unlikely on December 31, 2007, but likely at some future date, it will include additional annual reinsurer expense and risk charges in its DAC recoverability analysis. As a result, it could impair the value of its DAC asset and record the impairment in its financial statements at that time. However, the Company currently believes that PTNA and ANIC will have sufficient statutory capital and surplus to commute the agreement on December 31, 2007 or that sufficient alternatives, such as additional capital issuance or new reinsurance opportunities, will be available to enable it to commute the agreement on December 31, 2007.

4. Contingencies:

        The Company’s subsidiaries are parties to various lawsuits generally arising in the normal course of their business. The Company does not believe that the eventual outcome of any of these suits to which it is party will have a material adverse effect on its financial condition or results of operations. However, the outcome of any single event could have a material impact upon the quarterly or annual financial results of the period in which it occurs.

        The Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division.  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. The Company removed this case to United States District Court, Middle District of Florida, Ocala Division for a second time in November 2003. Plaintiffs’ motion to remand the case to Florida State Court was granted in April 2004.  Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution and pray for relief in the form of compensatory damages and restitution, an order of reformation of the polices, and attorney fees and court costs. The Company has filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against the Company, and to strike certain allegations of the complaint as irrelevant and improper.  While the Company cannot predict the outcome of this case, it could have a material adverse impact upon its financial condition and results of operations in the event of an unfavorable outcome. The Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

        The Company and its subsidiary, PTNA, are defendants in an action in the Orange County Superior Court in the state of California. Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public. Plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long term care insurance policies. Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies, and attorney fees and court costs. After review of the Company’s motions related to the plaintiffs’ complaint, the court dismissed plaintiffs’ claim for breach of fiduciary duty, and the Company recently filed an answer to the plaintiffs’ other claims in the complaint.  While the Company cannot predict the outcome of this case, it could have a material adverse impact upon its financial condition and results of operations in the event of an unfavorable outcome. The Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

                    The Company and two of its subsidiaries, PTNA and Senior Financial Consultants Company, are defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania by National Healthcare Services, Inc. The complaint seeks compensatory damages in excess of $150 and punitive damages in excess of $5,000 for an alleged breach of contract and misappropriation.  On December 18, 2003, the Plaintiffs voluntarily dismissed their claim for misappropriation and the attendant punitive damages claim. The claims arise out of a joint venture related to the AllRisk Healthcare program, which was marketed first by PTNA and then later by Senior Financial Consultants Company. Depositions of fact witnesses were completed on October 30, 2003.  Motions for summary judgment were filed by both parties in December 2003, and in February 2004 the court granted the Company’s motion for summary judgment with respect to one claim, and denied the remaining motions. Pursuant to court order, a settlement conference is schedule to be held on August 25, 2004. While the Company cannot predict the outcome of this case, it could have a material adverse impact upon its financial condition and results of operations in the event of an unfavorable outcome. The Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

        PTNA is a party to a reinsurance agreement to cede the risk of certain home health care claims that extend beyond 36 months. The reinsurance recoverable related to this treaty was $10,850 and $10,614 at March 31, 2004 and December 31, 2003, respectively. The reinsurer has notified PTNA that it believes that the Company is in breach of its current agreement as a result of entering into the 2001 Centre Agreement without the prior written approval of the reinsurer. PTNA has contested this assertion of breach based upon its verbal and written notification to the reinsurer prior to entering into the 2001 Centre Agreement.   PTNA further believes that the 2001 Centre Agreement substantially improved PTNA’s financial strength and further protected the reinsurer. The ultimate resolution of this dispute cannot be determined at this time.

5. Investments:

        Management has categorized all of its investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value, with net unrealized gains and losses, net of the applicable deferred income tax effect, added to or deducted from the Company’s total shareholders’ equity on the balance sheet. As of March 31, 2004, shareholders’ equity was increased by $935 due to unrealized gains of $1,438 in the investment portfolio. As of December 31, 2003, shareholders’ equity was increased by $598 due to unrealized gains of $920 in the investment portfolio. The amortized cost and estimated market value of the Company’s available for sale investment portfolio as of March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004		December 31, 2003
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Treasury securities
and obligations of U.S.
Government authorities
and agencies	$23,865	$24,651	$20,699	$21,285
Mortgage backed securities	2,169	2,216	2,020	2,056
Debt securities issued by
foreign governments	737	751	236	245
Corporate securities	18,570	19,161	19,978	20,267
Policy loans	300	300	288	288

Total investments	$45,641	$47,079	$43,221	$44,141

Net unrealized gain	$1,438		$920

        Pursuant to certain statutory licensing requirements, as of March 31, 2004 and December 31, 2003 the Company had on deposit bonds with an estimated market value aggregating $12,659 and $12,585 in insurance department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

        The Company maintains assets in a trust account under a reinsurance agreement with an unaffiliated insurer. The Company is required to hold assets equal to 102% of the reserves for the policies assumed under this agreement. At March 31, 2004 and December 31, 2003, the market value of the assets in the trust was $16,352 and $14,460, respectively.

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

	Three Months Ended March 31,
	2004	2003
Net income	$23,448	$3,056
Weighted average common shares outstanding	29,540	19,439

Basic earnings per share from net income	$0.79	$0.16

Adjustments net of tax:
Change in preferred interest on early conversion liability	540	40
Interest expense on convertible debt	2,410	1,021
Amortization of debt offering costs	309	56

Diluted net income	$26,707	$4,173

Weighted average common shares outstanding	29,540	19,439
Common stock equivalents due to dilutive effect of stock
options/warrants	46	4
Shares converted from convertible debt	52,986	36,488

Total outstanding shares for diluted earnings per share
computation	82,572	55,931

Diluted earnings per share from net income	$0.32	$0.07

        Shares of common stock that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive, were 45,085 and 30,765 at March 31, 2004 and March 31, 2003, respectively. These securities include shares issuable upon exercise of options and warrants.

7. Long-Term Debt:

        Principal repayment of the Company’s long-term debt outstanding at March 31, 2004 is as follows:

2004	$--
2005	--
2006	--
2007	--
2008	88,912

Total	$88,912

        During the first quarter of 2004, the Company issued an additional $16,000 in 6.25% convertible subordinated notes due 2008 (the “2008 Notes”). The 2008 Notes have a conversion price of $1.75 per share and are mandatorily convertible if, at any time after October 15, 2005, the 15-day average closing price of the Company’s common stock exceeds 110% of the conversion price. The 2008 Notes also provide that, upon conversion prior to October 15, 2005, the Company will pay the holder additional interest (referred to as “preferred interest on early conversion”) equal to the amount that would otherwise have been paid from the date of conversion until October 15, 2005. The interest amount, which is discounted from October 15, 2005 to the date of early conversion, is payable at the Company’s discretion in cash or in shares of common stock. If the interest is paid in common stock, the number of shares issued will be determined based on a per share value equal to 90% of the current market price of the Company’s common stock.

        During the three months ended March 31, 2004, $17,180 of the Company’s 2008 Notes were converted into 9,817 shares of the Company’s common stock and 992 shares were issued as payment for preferred interest on early conversion. In connection with these conversions, the Company recognized additional interest expense of $1,805 for the three months ended March 31, 2004. There were no conversions in the three months ended March 31, 2003.

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

        As of March 31, 2004 and December 31, 2003, the fair value of the embedded derivative was $4,324 and $3,018, respectively. In determining the fair value of the embedded derivative, the Company makes certain assumptions, including with respect to the future volatility and liquidity of the Company’s common stock, as well as recent trends in the number of holders converting.

        Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(amounts in thousands, except per share data)

Overview

        Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care and Medicare supplement.

        Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported claims, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. Our reserves are certified annually by our consulting actuary as to standards required by the insurance departments for our domiciliary states and for the other states in which we conduct business. We believe we maintained adequate reserves as mandated by each state in which we are currently writing business at March 31, 2004.

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

        At December 31, 2000, Penn Treaty Network America Insurance Company (“PTNA”) had Total Adjusted Capital at the Regulatory Action level, which required it to file a Corrective Action Plan (the “Plan”) with the Pennsylvania Insurance Department (the “Department”). In addition, American Network Insurance Company (“ANIC”), which is wholly owned by PTNA, is also subject to the provisions of the Plan. On February 12, 2002, the Department approved the Plan. As a primary component of the Plan, effective December 31, 2001, PTNA and ANIC entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of their long-term care insurance policies then in-force (the “2001 Centre Agreement”). The agreement is subject to certain coverage limitations, including an aggregate limit of liability that is a function of certain factors and that may be reduced in the event that the premium rate increases that the reinsurance agreement may require are not obtained. We are required to perform annual comparisons of our actual to expected claims experience. If we have reason to believe, whether from this analysis or other available information, that at least a 5% premium rate increase is necessary, we are obligated to file and obtain such premium rate increases in order to comply with the requirements of the agreement. If we do not file and obtain such premium rate increases, our aggregate limit of liability would be reduced by 50% of the premium amount that would have otherwise been received. We are currently in compliance with the agreement.

        As part of this agreement, annual risk charges of approximately $11,000 are credited against our notional experience account by the reinsurer. The annual amount increases if we do not commute on December 31, 2007. This agreement does not qualify for reinsurance treatment in accordance with generally accepted accounting principles (“GAAP”) because it does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, the expense and risk charges credited to the notional experience account by the reinsurer and the aggregate limit of liability. However, this agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

        The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, are credited to a notional experience account, which is held for our benefit in the event of commutation and recapture on or after December 31, 2007. The notional experience account balance receives an investment credit based upon the total return from a series of benchmark indices and derivative hedges that are intended to closely match the duration of our reserve liability.

        Our current modeling and actuarial projections suggest that we are likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, our statutory capital following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, PTNA and ANIC would receive cash or other liquid assets equaling the market value of our notional experience account from the reinsurer. We would also record the necessary reserves for the business in PTNA’s and ANIC’s statutory financial statements. Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. As of March 31, 2004, the statutory basis reserve liabilities of $981,189 exceeded the combination of the notional experience account value and funds held due to the reinsurer of $888,209. We expect the value of the notional experience account to exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $84,000 and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the reacquired policies. The reinsurer has agreed to invest the underlying assets of the notional experience account in a manner that we request in order to minimize short term volatility at that time.

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

        In addition to the requirement to enter into the 2001 Centre Agreement, the Plan principally:

a)	limits new investments to those rated by the NAIC as 1 or 2;

b)	limits and requires Department approval for affiliated transactions; and

c)	requires a $125,000 increase in statutory reserves over a three-year period, of which a $17,000 increase remains to be made by the end of 2004.

        Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 17 additional states. These 40 states represented approximately 89% of our direct premium revenue in the three months ended March 31, 2004. We are actively working with the remaining states to recommence new policy sales in all jurisdictions.

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

        Additions to, or reductions in, reserves are recognized in our current Consolidated Statements of Income and Comprehensive Income as expense or income, respectively, through benefits to policyholders and are a material component of our net income or loss. A portion of premium collected in each period is set aside to establish reserves for future policy benefits. Establishing reserves is based upon current assumptions and we can provide no assurance that actual experience will not differ materially from the assumptions used in the establishment of our reserves. Any variance from these assumptions could affect our profitability in future periods.

        Deferred policy acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred policy acquisition costs (“DAC”) is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies. In addition, the assumptions underlying DAC and our policy benefit reserves are periodically reviewed and updated to reflect current assumptions, including planned premium rate increases. In the event planned premium rate increases are not achieved, we could recognize an impairment of our DAC in the future. Whenever we determine that our DAC is not fully recoverable, we impair the carrying value of our DAC through an expense to our Consolidated Statements of Income and Comprehensive Income. DAC is fully recoverable at March 31, 2004.

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

        In connection with the 2001 Centre Agreement, we transferred substantially all of our investment portfolio to the reinsurer as the initial premium payment. The initial and future premium for the reinsured policies, less claims payments, ceding commissions and risk charges is credited to a notional experience account, the balance of which also receives an investment credit. The notional experience account balance represents an amount to be paid to us in the event of commutation of the agreement. The notional experience account represents a hybrid instrument, containing both a fixed debt host contract and an embedded derivative. The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the fixed debt host contract. We are accounting for the investment credit received on the notional experience account as follows:

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

        As a result, our results of operations are subject to significant volatility. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $84,000 and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the reacquired policies. The reinsurer has agreed to fix the market value of the notional experience account at that time, and to then invest the assets in a manner that we request in order to minimize short term volatility. The benchmark indices are comprised of U.S. Treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years.

        Lapsation and persistency. Both lapsation and persistency relate to the renewal of insurance policies. Lapsation is the termination of a policy by non-renewal. Lapsation is automatic if and when premiums become more than 31 days overdue, although, in some cases, a lapsed policy may be reinstated within six months. Persistency represents the percentage of premiums renewed.

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

Results of Operations

Three Months Ended March 31, 2004 and 2003

        Premiums. Total premium revenue earned in the three month period ended March 31, 2004 (the “2004 quarter”), including long-term care, disability, life and Medicare supplement, decreased 1.5% to $82,288, compared to $83,578 in the same period in 2003 (the “2003 quarter”).

        Total first year premium revenue in the 2004 quarter increased 75.2% to $2,702, compared to $1,542 in the 2003 quarter. First year long-term care premium revenue in the 2004 quarter increased 84.3% to $2,455, compared to $1,332 in the 2003 quarter. We anticipate that first year premium revenue will continue to increase as independent agents who sold our policies prior to the cessation of sales are re-engaged and independent agents who had not previously sold our policies are recruited. We also anticipate that we will recommence sales in additional states in which we are currently not writing new business. In addition, we are preparing to file a new Medicare supplement policy in certain states, which we anticipate will be available for sale in the third quarter of 2004.

        Total renewal premium revenue in the 2004 quarter decreased 3.0% to $79,587 compared to $82,036 in the 2003 quarter. Renewal long-term care premium revenue in the 2004 quarter decreased 3.1% to $76,441, compared to $78,907 in the 2003 quarter. The decrease in renewal premium revenue is due to the lapsation of existing policies and a reduced level of new premium revenue compared to periods prior to the cessation of sales in 200l. We anticipate that we will continue to experience reduced levels of renewal premium revenue until the level of new premium revenue is sufficient to offset the lapsation of existing policies. Our persistency was 88.0% and 84.2% for the 2004 and 2003 quarters, respectively.

        Net investment income. Net investment income earned for the 2004 quarter increased 6.2% to $10,987, from $10,347 for the 2003 quarter.

        Our average yield on invested assets at cost, including the notional experience account and cash equivalents, was 5.02% and 5.22% in the 2004 and 2003 quarters, respectively. The investment income component of our notional experience account investment credit generated $10,911 and $9,882 in the 2004 and 2003 quarters, respectively. The yield on our notional experience account was 5.13% and 5.68% in the 2004 and 2003 quarters, respectively. The decrease in our average yield is due to a decline in market interest rates which has the greatest impact on our notional experience account. The notional experience account yields a fixed return based upon the yield to maturity of the underlying benchmark indices, which are comprised of U.S. Treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and has a duration of approximately 11 years.

        Market gain (loss) on notional experience account. We recorded a market gain on our notional experience account balance of $35,648 and $4,302 in the 2004 and 2003 quarters, respectively.

        During both the 2004 and 2003 quarters, interest rates decreased, leading to a market gain on the notional experience account. The yield on the notional experience account was 5.62% in the fourth quarter of 2003 compared to 5.13% in the first quarter of 2004 and was 5.93% in the fourth quarter of 2002 compared to 5.68% in the first quarter of 2003. Subsequent to March 31, 2004, there has been an increase in market rates, which, if sustained, will generate a market loss on the notional experience account.

        Change in preferred interest on early conversion. The fair value of the embedded derivative was $4,324 and $2,099 as of March 31, 2004 and 2003, respectively. We recorded $818 and $61 in the 2004 and 2003 quarters, respectively, to reflect the change in value of the preferred interest on early conversion. We believe that the value of the embedded derivative is significantly affected by the ability of the investor to liquidate their shares in the market. We further believe that the number of shares of our common stock outstanding and the average daily trading volume of our common stock provide an indication of the ability of the market to bear additional sales of stock without a material degradation of the current market value of those shares. Throughout 2003 and the first quarter of 2004, the liquidity of our common stock rose significantly, as did the average daily trading volume, which indicated to us that the market could absorb additional shares without significant degradation of the market price. As a result, we increased our estimates of the value of the embedded derivative based on an assumption that conversions were more likely to occur without stock price deflation. If we assumed that all holders converted on March 31, 2004, without giving any consideration to the relationship of the current share price to the conversion price or to the impact of this level of conversions on the stock price, the value of the embedded derivative would be $7,814. If actual experience deviates from current assumptions, our financial results may be significantly impacted in future periods.

        Other income. We recorded $1,621 in other income during the 2004 quarter, down from $2,263 in the 2003 quarter. The decrease is attributable primarily to a decrease of approximately $375 in the income generated from our ownership of corporate owned life insurance policies, which was caused by a decrease in market interest rates. In addition, net commission income earned by one of our agency subsidiaries was $270 less in the 2004 quarter than in the 2003 quarter due to reduced production levels.

        Benefits to policyholders. Total benefits to policyholders in the 2004 quarter decreased 7.8% to $59,159, compared to $64,167 in the 2003 quarter. Our loss ratio, or policyholder benefits to premium revenue, was 71.9% in the 2004 quarter, compared to 76.8% in the 2003 quarter. The decrease in the loss ratio was due to the implementation of premium rate increases, improved claims adjudication procedures and improved underwriting protocols previously implemented.

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

        Historically, more new claims are reported during the first quarter than in later quarters. This seasonality generates higher incurred claim ratios in the first quarter than in subsequent quarters. Management employs these seasonal assumptions throughout the year in the establishment of its claim reserves so that it can more consistently monitor loss ratio variances from its expectations based upon other significant factors such as claims duration and incidence. Management estimates that seasonality would have otherwise resulted in approximately $3,800 and $4,500 in higher incurred claims in the 2004 and 2003 quarters, respectively, and as a result established lower claim reserves during both quarters to reflect this seasonal variation.

        Commissions . Commissions to agents decreased 2.6% to $10,421 in the 2004 quarter, compared to $10,704 in the 2003 quarter.

        First year commissions on accident and health business in the 2004 quarter increased 96.8% to $1,535, compared to $780 in the 2003 quarter, due to the increase in first year accident and health premium revenue. The ratio of first year accident and health commissions to first year accident and health premium revenue was 56.8% in the 2004 quarter and 50.6% in the 2003 quarter. The first year commission ratio for both the 2004 and 2003 quarters is lower than the first year commission ratio prior to the cessation of sales in 2001, due to the increased sale of our Secured Risk, Medicare Supplement and franchise group policies as a percentage of total new sales. All of these policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies. We believe that sales of these policies as a percentage of new sales are likely to remain at this level as we recommence sales in many states. We believe that the sale of long-term care policies has declined as a percentage of sales as a result of our lower ratings with A.M. Best and Standard and Poor’s rating services and continued consumer and agent concerns regarding our financial strength.

        Renewal commissions on accident and health business in the 2004 quarter decreased 9.8% to $9,443, compared to $10,469 in the 2003 quarter. The ratio of renewal accident and health commissions to renewal accident and health premiums was 12.0% in the 2004 quarter and 12.9% in the 2003 quarter. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001. We do not pay commissions on the additional premium collected as a result of rate increases, which reduces the ratio of renewal commissions to renewal premium revenue. We anticipate that this ratio will continue to decline until these premium rate increases are fully implemented, which we anticipate will occur prior to the end of 2004.

        Net policy acquisition costs amortized . The net policy acquisition costs amortized in the 2004 quarter increased to $3,955, compared to $3,054 in the 2003 quarter.

        Deferred costs are typically all costs that are directly related to, and vary with, the acquisition of new premiums. The deferred costs include the variable portion of commissions, which is defined as the first year commissions less ultimate renewal commissions, and variable general and administrative expenses related to policy underwriting. Deferred costs are amortized over the life of the policy based on actuarial assumptions, including persistency of policies in-force. In the event a policy lapses prematurely due to death or termination of coverage, the remaining unamortized portion of the deferred amount is immediately recognized as expense in the current period.

        The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs historically had been offset by the deferral of costs associated with new premium generation. However, lower new premium revenue throughout the 2004 and 2003 quarters, as compared to premium revenue prior to the cessation of sales in 2001, produced significantly less expense deferral to offset amortized costs.

        General and administrative expenses. General and administrative expenses in the 2004 quarter increased 5.8% to $13,477, compared to $12,740 in the 2003 quarter. The ratio of total general and administrative expenses to premium revenues was 16.4% in the 2004 quarter, compared to 15.2% in the 2003 quarter.

        During the 2004 quarter, increases in variable expenses related to the increased level of new policy sales, along with severance payments for the elimination of certain positions and an increase in legal fees related to litigation, were substantially offset by reduced expenses for accounting fees, actuarial fees and consulting expenses.

        Expense and risk charges on reinsurance and excise tax expense. Our 2001 Centre Agreement provides the reinsurer with annual expense and risk charges, which are credited against our notional experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2004 and 2003 quarters, we incurred charges of $2,807 and $2,768, respectively, for this item. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer equal to one percent of the net premium revenue ceded to the foreign reinsurer. We recorded $783 and $789 for excise tax expenses in the 2004 and 2003 quarters, respectively.

        Interest expense. Interest expense in the 2004 quarter increased 130.5% to $3,817, compared to $1,656 in the 2003 quarter. The interest expense in both the 2004 and 2003 quarters is primarily related to our convertible subordinated notes, which pay interest at an annual percentage rate of 6.25%. We incur additional interest expense related to the conversion of our convertible subordinated notes.  Holders of our convertible subordinated notes are entitled to convert their notes into shares of our common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received through October 2005 had they not converted the notes. We incurred $1,805 of interest expense from the conversion of $17,180 in convertible subordinated notes during the 2004 quarter. There were no conversions during the 2003 quarter.

        Federal income tax provision. Our provision for Federal income taxes was $12,080 and $1,574, for the 2004 and 2003 quarters, respectively. The effective tax rate of 34.0% in the 2004 and 2003 quarters is below the normal Federal corporate income tax rate as a result of anticipated credits from our investments in corporate owned life insurance.

Liquidity and Capital Resources

                Our consolidated liquidity requirements have historically been met from the operations of our insurance subsidiaries, from our agency subsidiaries and from funds raised in the capital markets. Our primary sources of cash from normal operations are premiums, investment income and sales and maturities of investments. We have obtained, and may in the future obtain, cash through public and private offerings of our debt instruments, common stock, the exercise of stock options and warrants and other capital markets activities. Our primary uses of cash are policy acquisition costs (principally commissions), claim payments to policyholders, investment purchases, deposits to our notional experience account, debt service and general and administrative expenses.

        In the 2004 quarter, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash increased $8,971 in the 2004 quarter primarily due to $16,000 in additional funds generated from the issuance of convertible subordinated debt. This was supplemented by $11,159 from operations. The major source of cash from operations was premium revenue and investment income received. Our major uses of cash during the 2003 quarter were payments made to our reinsurer of $21,277 and the purchase of $17,976 in bonds.

        In the 2003 quarter, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash increased $6,364 in the 2003 quarter primarily due to $32,397 in additional funds generated from the issuance of convertible subordinated debt. This was supplemented by $14,577 from operations. The major source of cash from operations was premium revenue and investment income received. Our major uses of cash during the 2003 quarter were payments made to our reinsurer of $14,324 and the purchase of $29,094 in bonds.

Parent company operations

        We have engaged in financing activities, including issuance of both debt and equity securities, over the past two years to fund our liquidity and subsidiary capital needs. These activities have included:

1)	In the first quarter of 2003, we completed the sale of 2008 Notes and received proceeds of $32,421. We used $16,000 of the proceeds to satisfy the premium to surplus requirements of our voluntary consent order with the Florida Insurance Department. We used the remaining proceeds to supplement parent liquidity, retire our remaining 2003 Notes, and for general working capital purposes.

2)	In the first quarter of 2004, we issued an additional $16,000 in 2008 Notes. We intend to use the proceeds to supplement parent liquidity, for general working capital purposes and to further supplement our subsidiaries’ statutory surplus.

3)	During 2003, holders of $8,122 of our 2008 Notes elected to convert their 2008 Notes for 5,184 shares of our common stock, which includes 543 shares issued for interest paid for conversion prior to October 15, 2005.

4)	During the first quarter of 2004, holders of $17,180 of our 2008 Notes elected to convert their 2008 Notes for 10,809 shares of our common stock, which includes 992 shares issued for interest paid for conversion prior to October 15, 2005.

        At March 31, 2004, our total principal repayment and lease obligations through 2008 were as follows:

	Debt	Lease Obligations	Total
2004	$--	$519	$519
2005	--	380	380
2006	--	189	189
2007	--	91	91
2008	88,912	37	88,949

Total	$88,912	$1,216	$90,128

        The cash flow needs of the parent company primarily include interest payments on outstanding debt and operating expenses. Historically, the funding had been primarily derived from the issuance of debt securities, the operating cash flow of our agency subsidiary operations and dividends from the insurance subsidiaries. However, the dividend capabilities of the insurance subsidiaries are limited and we may need to rely upon our ability to raise additional capital and the dividend capabilities of our agency subsidiaries to meet current liquidity needs. We believe that our current cash on hand and the dividend capabilities of our agency subsidiaries will be sufficient to service our debt obligations through at least April 15, 2005 and potentially through October 15, 2005, depending on our parent company expenses and insurance subsidiaries surplus needs. If we are unable to generate sufficient funds through operations or raise additional capital to meet our debt service obligations on or after October 15, 2005, or if our assumptions about our ability to service our debt prior to 2005 are not correct, we may default on our debt obligations. We will need to raise additional capital to satisfy any parent company liquidity needs, including debt service payments, beyond October 2005, particularly if the price of our common stock on or after October 15, 2005 is insufficient to cause mandatory conversion of our 2008 Notes.

        Our anticipated cash needs for 2004 are as follows:

Debt interest payments	$5,448
Capital contribution to PTNA	2,500
Parent expenses	1,020

Cash requirements	$8,968

        Our anticipated sources to meet our 2004 obligations are:

Cash and investments on hand	$13,788
Subsidiary sources	2,000

Cash sources	$15,788

Subsidiary operations

        The majority of our insurance subsidiaries’ cash flow results from our existing long-term care policies, which have been ceded to the reinsurer under the 2001 Centre Agreement. Our subsidiaries’ ability to meet additional liquidity needs and cover fixed expenses in the future is highly dependent upon our ability to issue new policies and to control expense growth. Our future growth and new policy issuance is dependent upon our ability to continue to expand our historical markets, retain and expand our network of agents and effectively market our products and fund our marketing and expansion while maintaining minimum statutory levels of capital and surplus required to support such growth.

        Under the insurance laws of Pennsylvania and New York, where our insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania and New York law, insurance subsidiaries must give the Department and the New York Insurance Department at least 30 days’ advance notice of any proposed “extraordinary dividend” and cannot pay such a dividend if the Department or the New York Insurance Department disapproves the payment during that 30-day period. For purposes of Pennsylvania law, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company’s surplus as shown on the company’s last annual statement filed with Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with GAAP due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. For purposes of New York law, approval must be obtained for any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company’s surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December 31. Additionally, the Plan requires the Department to approve all dividends made by PTNA, regardless of normal statutory requirements for allowable dividends. We believe that the Department is unlikely to approve any dividend in the foreseeable future as a result of PTNA’s current statutory surplus position. Although not stipulated in the Plan, this requirement is likely to continue until such time as PTNA meets normal statutory allowances, including reported net income and positive cumulative earned surplus. We do not expect that this will occur in the foreseeable future.

        PTNA and ANIC have not paid any dividends to the parent company for the past three years and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. We do not anticipate that American Independent Network Insurance Company of New York will make a dividend payment to the parent company in 2004.

Forward Looking Statements

        Certain statements made by us in this report may be considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that or expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. An investment in our securities includes certain risks, which may be specific to us or to the long-term care insurance industry. Factors which could cause actual results to differ from expectations include, among others, our ability to comply with the Corrective Action Plan, the Florida Consent Order, the orders or directives of other states in which we do business or any special provisions imposed by states in connection with the resumption of writing new business, our ability to commute our reinsurance agreement and to recapture our reinsured policies and the accumulated notional experience account balance, our ability to meet our future risk-based capital goals, the adverse financial impact of suspending new business sales, our ability to raise adequate capital to meet regulatory requirements and to support anticipated growth, our ability to refinance, convert or repay our outstanding debt and associated interest requirements, the volatility of market interest rates and the resultant impact upon our notional experience account, the cost associated with recommencing new business sales, liquidity needs and debt obligations, the adequacy of our loss reserves and the recoverability of our DAC asset, our ability to sell insurance products in certain states, including California, our ability to resume generating new business in all states, our ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of our capital and surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, our ability to defend ourselves against adverse litigation, and our ability to recapture, expand and retain our network of productive independent agents, especially in light of the suspension of new business.

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

        Our financial instruments are held for purposes other than trading. Our portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions. However, our notional experience account balance, which represents approximately 92% of our investable assets at March 31, 2004, is with one reinsurer. Although sufficient assets to support our statutory reserve liabilities and our notional experience account are secured by trust accounts and irrevocable letters of credit with major United States financial institutions, the accumulated profits of our reinsured business are susceptible to significant credit risk of the reinsurer.

        We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 86% of total liabilities). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

        The hypothetical effects of changes in market rates or prices on the fair values of our financial instruments as of March 31, 2004, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

        If interest rates had increased by 100 basis points at March 31, 2004, there would have been a decrease of approximately $90,000 in the net fair value of our investment portfolio less our long-term debt. A 200 basis point increase in market rates at March 31, 2004 would have resulted in a decrease of approximately $171,000 in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $101,000 and $213,000, respectively, in the net fair value of our total investments and debt.

        We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict the possible impact on our investment income of hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of March 31, 2004.

Item 4. Controls and Procedures

        Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        Our subsidiaries are parties to various lawsuits generally arising in the normal course of their business. We do not believe that the eventual outcome of any of these suits to which we are party will have a material adverse effect on our financial condition or results of operations. However, the outcome of any single event could have a material impact upon the quarterly or annual financial results of the period in which it occurs.

        Our Company and our subsidiary, Penn Treaty Network America Insurance Company (“PTNA”), are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division.  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. We removed this case to United States District Court, Middle District of Florida, Ocala Division for a second time in November 2003. Plaintiffs’ motion to remand the case to Florida State Court was granted in April 2004.  Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution and pray for relief in the form of compensatory damages and restitution, an order of reformation of the policies, and attorney fees and court costs. We have filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against us, and to strike certain allegations of the complaint as irrelevant and improper.  While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations in the event of an unfavorable outcome. We believe that the complaint is without merit and intend to continue to defend the matter vigorously.

        Our Company and our subsidiary, PTNA, are defendants in an action in the Orange County Superior Court in the state of California. Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public. Plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long term care insurance policies. Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies, and attorney fees and court costs. After review of our motions related to plaintiffs’ complaint, the court dismissed plaintiffs’ claim for breach of fiduciary duty, and we recently filed an answer to the plaintiffs’ other claim in the complaint.  While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations in the event of an unfavorable outcome. We believe that the complaint is without merit and intend to continue to defend the matter vigorously.

                    Our Company and two of our subsidiaries, PTNA and Senior Financial Consultants Company (“SFCC”), are defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania by National Healthcare Services, Inc. The complaint seeks compensatory damages in excess of $150,000 and punitive damages in excess of $5,000,000 for an alleged breach of contract and misappropriation.  On December 18, 2003, the Plaintiffs voluntarily dismissed their claim for misappropriation and the attendant punitive damages claim. The claims arise out of a joint venture related to the AllRisk Healthcare program, which was marketed first by PTNA and then later by SFCC. Depositions of fact witnesses were completed on October 30, 2003.  Motions for summary judgment were filed by both parties in December 2003, and in February 2004 the court granted our motion for summary judgment with respect to one claim, and denied the remaining motions. Pursuant to court order, a settlement conference is schedule to be held on August 25, 2004. While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations in the event of an unfavorable outcome. We believe that the complaint is without merit and intend to continue to defend the matter vigorously.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        On February 2 and February 19, 2004, the Company sold $14,000,000 and $2,000,000, respectively, in aggregate principal amount of 6 1/4% Convertible Subordinated Notes due 2008 (the “2008 Notes”) to accredited investors in two separate private placements exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Rule 506 of Regulation D promulgated there under. The 2008 Notes have a conversion price of $1.75 per share and are convertible at any time after May 31, 2004. The 2008 Notes are also mandatorily convertible if, at any time after October 2005, the 15-day average closing price of the Company’s common stock exceeds 110% of the conversion price. The 2008 Notes also provide that, upon conversion prior to October 15, 2005, the Company will pay the holder additional interest equal to the amount that would otherwise have been paid from the date of conversion until October 15, 2005. The interest amount, which is discounted from October 15, 2005 to the date of early conversion, is payable at the Company’s discretion in cash or in shares of common stock. If the interest is paid in common stock, the number of shares issued will be determined based on a per share value equal to 90% of the current market prices of the Company’s common stock. Commissions paid to brokers in connection with the private placements totaled $560,000.

Item 4. Submission of Matters to a Vote of Security Holders

        A Special Meeting of Shareholders was held on February 12, 2004. At this meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

1.	To ratify and approve issuance of $16,000,000 of 6-1/4% Convertible Subordinated Notes due 2008 (the “Notes”) and the related shares of Common Stock.

For	Against	Abstentions	Broker Non-Votes
14,573,956	722,753	245,890	0

2.	To transact other business that properly comes before the Special Meeting and any and all adjournments and postponements.

For	Against	Abstentions	Broker Non-Votes
12,663,220	2,560,449	318,930	0

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Number Description

31.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)     Reports on Form 8-K.

        During the three month period ended March 31, 2004, the Company filed one Current Report on Form 8-K pursuant to Item 7 (Financial Statement and Exhibits) and Item 12 (Results of Operations and Financial Condition). The report was dated and filed March 29, 2004, and furnished financial results for the fourth quarter 2003 and year ended December 31, 2003, and certain supplemental information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN TREATY AMERICAN CORPORATION
Registrant

Date: May 17, 2004	/s/ William W. Hunt
William W. Hunt President and Chief Executive Officer

Date: May 17, 2004	/s/ Cameron B. Waite
Cameron B. Waite Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Number Description

31.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.