Form 10-Q
period 2004-06-30
PENN TREATY AMERICAN CORP
filed 2004-08-16
CIK 814181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares outstanding of the Registrant’s common stock, par value $.10 per share, as of August 12, 2004 was 40,706,019.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Penn Treaty American Corporation is one of the leading providers of long-term nursing home and home health care insurance. Our unaudited Consolidated Balance Sheets, Statements of Income and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 14 of this report. Our financial statements represent the consolidation of our operations and those of our subsidiaries: Penn Treaty Network America Insurance Company, American Network Insurance Company, American Independent Network Insurance Company of New York, Penn Treaty (Bermuda) Ltd. (dissolved in 2003), United Insurance Group Agency, Inc., Network Insurance Senior Health Division and Senior Financial Consultants Company, which are underwriters and marketers of long-term care insurance, Medicare supplement and other senior-market products.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (amounts in thousands, except per share data)
	June 30, 2004	December 31, 2003
ASSETS	(unaudited)
Investments:
Bonds, available for sale at market (cost of $50,069 and $42,933, respectively) (1)	$49,878	$43,853
Policy loans	313	288

Total investments	50,191	44,141
Cash and cash equivalents (1)	11,287	12,808
Property and equipment, at cost, less accumulated depreciation of
$10,053 and $9,635, respectively	16,908	16,149
Unamortized deferred policy acquisition costs	152,361	160,740
Receivables from agents, less allowance for
uncollectible amounts of $480 and $404, respectively	1,063	1,407
Accrued investment income	752	604
Goodwill	20,360	20,360
Receivable from reinsurers	23,359	23,934
Corporate owned life insurance	53,579	53,220
Experience account due from reinsurer	801,893	784,778
Other assets	19,200	27,335

Total assets	$1,150,953	$1,145,476

LIABILITIES
Policy reserves:
Accident and health	$529,625	$508,344
Life	12,749	12,871
Claim reserves	337,109	340,981
Accounts payable and other liabilities	18,688	21,747
Long-term debt, less discount of $1,530 and $1,625, respectively	80,257	88,467
Preferred interest on early conversion	3,542	3,018
Deferred income taxes	9,216	19,314

Total liabilities	991,186	994,742

Commitments and contingencies	--	--
SHAREHOLDERS' EQUITY
Common stock, par value $.10; 150,000 shares authorized;
40,948 and 25,645 shares issued, respectively	4,095	2,565
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding	--	--
Additional paid-in capital	131,388	105,926
Accumulated other comprehensive (loss) income	(124)	598
Retained earnings	31,113	48,350
Less 915 common shares held in treasury, at cost	(6,705)	(6,705)

	159,767	150,734

Total liabilities and shareholders' equity	$1,150,953	$1,145,476

(1) Cash and investments of $30,013 and $28,490, respectively, are restricted as to use (see Note 5).

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income (amounts in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Premium revenue	$79,197	$78,707	$161,485	$162,285
Net investment income	11,542	10,572	22,529	20,919
Net realized capital (loss) gain	(42)	170	179	249
Market (loss) gain on notional experience account	(63,697)	38,964	(28,049)	43,266
Change in preferred interest on early conversion liability	782	148	(36)	87
Other income	1,421	2,181	3,042	4,444

	29,203	130,742	159,150	231,250

Benefits and expenses:
Benefits to policyholders	57,596	60,873	116,755	125,040
Commissions	9,806	10,260	20,227	20,964
Net policy acquisition costs amortized	4,425	2,140	8,380	5,194
General and administrative expense	13,297	17,364	26,773	30,104
Expense and risk charges on reinsurance	2,807	2,769	5,615	5,537
Excise tax expense	746	386	1,529	1,175
Interest expense	2,171	1,926	5,988	3,582

	90,848	95,718	185,267	191,596

(Loss) income before federal income taxes	(61,645)	35,024	(26,117)	39,654
Federal income tax benefit (provision)	20,959	(11,908)	8,880	(13,482)

Net (loss) income	(40,686)	23,116	(17,237)	26,172

Other comprehensive (loss) income:
Unrealized holding (loss) gain arising during period	(1,672)	930	(932)	1,023
Income tax benefit (provision) from unrealized holdings	586	(326)	326	(357)
Reclassification of losses (gains) included in net income	42	(170)	(179)	(249)
Income tax (provision) benefit from reclassification adjustment	(15)	60	63	87

Comprehensive (loss) income	$(41,745)	$23,610	$(17,959)	$26,676

Basic earnings per share from net (loss) income	$(1.05)	$1.18	$(0.50)	$1.34
Diluted earnings per share from net (loss) income	$(1.05)	$0.32	$(0.50)	$0.43
Weighted average number of shares outstanding	38,879	19,520	34,209	19,480
Weighted average number of shares and share equivalents	38,879	75,952	34,209	65,999

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) (amounts in thousands)
	Six Months Ended June 30,
	2004	2003
Cash flow from operating activities:
Net income	$(17,237)	$26,172
Adjustments to reconcile net income to cash
provided by operations:
Depreciation and amortization	3,565	2,959
Change in preferred interest on early conversion liability	36	(87)
Net realized capital gains	(179)	(249)
Notional experience account due from reinsurer	13,500	(54,814)
Investment credit on corporate owned life insurance	(446)	(1,128)
Equity issued for interest expense from long-term debt conversions	2,473	7
Increase (decrease) due to change in:
Receivables from agents	420	(67)
Receivable from reinsurers	342	1,452
Deferred acquisition costs	8,379	5,194
Deferred income taxes	(9,709)	13,251
Claim reserves	(3,872)	9,798
Policy reserves	21,392	18,920
Accounts payable and other liabilities	(3,059)	(570)
Accrued investment income	(148)	(475)
Other, net	(381)	1,497

Cash provided by operations	15,076	21,860

Cash flow from investing activities:
Proceeds from sales of bonds	20,749	11,632
Proceeds from maturities of bonds	960	869
Purchase of bonds	(28,910)	(46,659)
Change in policy loans	(25)	(50)
Death benefits received from corporate owned life insurance	6,423	--
Deposits to notional experience account due from reinsurer	(30,617)	(28,057)
Acquisition of property and equipment	(1,177)	(2,177)

Cash used in investing	(32,597)	(64,442)

Cash flow from financing activities:
Repayment of long-term debt	--	(9,007)
Issuance of long-term debt	16,000	32,414

Cash provided by financing	16,000	23,407

Decrease in cash and cash equivalents	(1,521)	(19,175)
Cash balances:
Beginning of period	12,808	29,206

End of period	$11,287	$10,031

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(unaudited)
(amounts in thousands,except per share data)

        The Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2003 of Penn Treaty American Corporation (the “Company”). Certain amounts in the June 30, 2003 financial statements have been reclassified to conform to the presentation in the June 30, 2004 financial statements.

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

1. Stock Based Employee Compensation:

        The following table reflects net income, basic and diluted earnings per share as reported and pro-forma as if the Company had adopted the fair value based method of accounting for its stock-based employee compensation awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss) income, as reported	$(40,686)	$23,116	$(17,237)	$26,172
Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(91)	(72)	(170)	(103)

Pro forma net (loss) income	$(40,777)	$23,044	$(17,407)	$26,069

Earnings per share:
Basic - as reported	$(1.05)	1.18	$(0.50)	1.34
Basic - pro forma	$(1.05)	1.18	$(0.51)	1.34
Diluted - as reported	$(1.05)	0.32	$(0.50)	0.43
Diluted - pro forma	$(1.05)	0.32	$(0.51)	0.43

2. Regulatory Developments:

      Pennsylvania Corrective Action Plan

        The Company’s primary insurance subsidiary, Penn Treaty Network America Insurance Company (“PTNA”), which represented approximately 91% of the Company’s direct premium revenue during the six months ended June 30, 2004, is subject to a Corrective Action Plan (the “Plan”), as approved by the Pennsylvania Insurance Department (the “Department”). American Network Insurance Company (“ANIC”), which is wholly owned by PTNA, is also subject to the provisions of the Plan.

         The Plan principally:

a)	required the Company to enter into a reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2001 Centre Agreement”) for substantially all of its existing business at December 31, 2001;

b)	limits new investments to those rated by the National Association of Insurance Commissioners (“NAIC”) as 1 or 2;

c)	limits and requires Department approval for certain affiliated transactions; and

d)	requires a $125,000 increase in statutory reserves over a three-year period, of which an $11,000 increase remains to be made by the December 31, 2004.

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

      New Policy Sales

        The Company is licensed and receives renewal premium revenue from policyholders in all states, but is currently prohibited from issuing new policies in 10 states. In February 2004, the Company received approval for the recommencement of sales in California, subject to certain continuing conditions and pending approval of certain of its policy forms. California represented approximately 15% of the Company’s direct premium revenue for the six months ended June 30, 2004. The Company is approved for sales in Florida and Pennsylvania (subject to Corrective Action Plans), which accounted for approximately 17% and 11% respectively, of the Company’s direct premium revenue for the six months ended June 30, 2004. No other state’s sales accounted for more than 10% of the Company’s direct premium revenue for the period ended June 30, 2004.

3. 2001 Centre Agreement:

        As a primary component of the Plan, effective December 31, 2001, the Company entered the 2001 Centre Agreement to reinsure, on a quota share basis, substantially all of its long-term care insurance policies then in-force.

        This agreement does not qualify for reinsurance treatment in accordance with GAAP because it does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, expense and risk charges due to the reinsurer and an aggregate limit of liability. Accordingly, the contract is being accounted for in accordance with deposit accounting for reinsurance contracts. However, this agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

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

        The benchmark indices are comprised of US treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years. The hybrid instrument subjects the Company’s financial results to significant volatility as the estimated value of the embedded derivative is highly sensitive to changes in prevailing market interest rates

        For the periods ended June 30, 2004 and 2003, respectively, the notional experience account activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Beginning balance	$848,487	$734,037	$784,778	$708,982
Premiums, net of claims and
ceding allowance	8,900	11,737	29,272	25,492
Investment credit:
Investment income	11,497	10,123	22,408	20,005
Market (loss) gain	(63,697)	38,964	(28,049)	43,266
Expense and risk charges	(2,808)	(2,769)	(5,615)	(5,537)
Broker/custodian/trustee fees	(486)	(239)	(901)	(355)

Ending balance	$801,893	$791,853	$801,893	$791,853

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

        The Company’s current modeling and actuarial projections, which were completed as of December 31, 2003 suggest that it is likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, PTNA’s and ANIC’s statutory surplus following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, the Company will receive cash or other liquid assets equaling the value of the notional experience account from the reinsurer. The Company would also record the necessary reserves for the business in PTNA’s and ANIC’s statutory financial statements. Accordingly, the Company’s ability to commute the agreement is highly dependent upon the value of the notional experience account exceeding the level of required statutory reserves to be established. As of June 30, 2004, the statutory basis reserve liabilities of $998,325 exceeded the combination of the notional experience account value and funds held due to the reinsurer of $840,262. Management expects the value of the notional experience account to exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now through 2007, the notional experience account value is susceptible to market interest rate changes. Currently, a market interest rate increase of 100 basis points could reduce the value of the current notional experience account by approximately $79,000 and jeopardize the Company’s ability to commute as planned. As the intended commutation date approaches, the sensitivity of the notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter. However, the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are credited to the notional experience account balance prior to commutation.

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

4. 2002 Centre Agreement:

        The 2001 Centre Agreement granted the reinsurer an option to participate in reinsuring new business sales on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure up to 50% of future sales, subject to a limitation of the reinsurer’s risk. The reinsurer had the option to continue this level of participation on the first $100 million in new policy premium issued after January 1, 2002. The final agreement, which was entered into in December 2002, further provided the reinsurer the option to reinsure a portion of the next $1 billion in newly issued long-term care annual insurance premium, subject to maximum quota share amounts of up to 40% as additional policies were written.

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

        In March 2004, the reinsurer notified the Company that it would discontinue the 2002 Centre Agreement for any new long-term care insurance policies issued after July 31, 2004. Policies issued prior to this date and policies covered by the 2001 Centre Agreement are unaffected. If we unable to replace this agreement, our statutory surplus could be negatively impacted as a result of the surplus strain caused by new premium growth.

5. Contingencies:

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

                    The Company and two of its subsidiaries, PTNA and Senior Financial Consultants Company, are defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania by National Healthcare Services, Inc. The complaint seeks compensatory damages in excess of $150 and punitive damages in excess of $5,000 for an alleged breach of contract and misappropriation.  On December 18, 2003, the Plaintiffs voluntarily dismissed their claim for misappropriation and the attendant punitive damages claim. The claims arise out of a joint venture related to the AllRisk Healthcare program, which was marketed first by PTNA and then later by Senior Financial Consultants Company. Depositions of fact witnesses were completed on October 30, 2003.  Motions for summary judgment were filed by both parties in December 2003, and in February 2004 the court granted the Company’s motion for summary judgment with respect to one claim, and denied the remaining motions. Pursuant to court order, a settlement conference is scheduled to be held on August 25, 2004. While the Company cannot predict the outcome of this case, it could have a material adverse impact upon its financial condition and results of operations in the event of an unfavorable outcome. The Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

        The Company’s subsidiary, PTNA, is a defendant in an action in the Los Angeles County Superior Court in the state of California.  Plaintiff filed this matter on May 28, 2004 on behalf of herself and all other persons similarly situated and the general public.  The plaintiff alleges wrongdoing in connection with the payment of long-term care insurance claims. The Plaintiff alleges violations of the California Consumer Legal Remedies Act, the California Business and Professions Code, breach of the implied duty of good faith and fair dealing, financial elder abuse and prays for relief in the form of compensatory damages and restitution, punitive damages, an accounting, attorney fees and court costs.  The Company has filed a demurrer to all counts of the Plaintiff’s complaint, and a motion to strike allegations of the complaint, including Plaintiff’s class allegations.  While the Company cannot predict the outcome of this case, it could have a material adverse impact upon its financial condition and results of operations. However, the Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

        PTNA is a party to a reinsurance agreement to cede the risk of certain home health care claims that extend beyond 36 months. The reinsurance recoverable related to this treaty was $10,744 and $10,614 at March 31, 2004 and December 31, 2003, respectively. The reinsurer has notified PTNA that it believes that the Company is in breach of its current agreement as a result of entering into the 2001 Centre Agreement without the prior written approval of the reinsurer. PTNA has contested this assertion of breach based upon its verbal and written notification to the reinsurer prior to entering into the 2001 Centre Agreement.   PTNA further believes that the 2001 Centre Agreement substantially improved PTNA’s financial strength and further protected the reinsurer. The ultimate resolution of this dispute cannot be determined at this time.

6. Investments:

        Management has categorized all of its investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value, with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company’s total shareholders’ equity on the balance sheet. As of June 30, 2004, there is accumulated other comprehensive loss of $124 in shareholders' equity due to unrealized losses of $191 in the investment portfolio. As of December 31, 2003, there was accumulated other comprehensive income of $598 in shareholders' equity due to unrealized gains of $920 in the investment portfolio.

        The amortized cost and estimated market value of the Company’s available for sale investment portfolio as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004		December 31, 2003
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Treasury securities
and obligations of U.S.
Government authorities
and agencies	$26,575	$27,443	$20,699	$21,285
Mortgage backed securities	1,982	1,969	2,020	2,056
Debt securities issued by
foreign governments	746	730	236	245
Corporate securities	20,766	19,736	19,978	20,267
Policy loans	313	313	288	288

Total investments	$50,382	$50,191	$43,221	$44,141

Net unrealized (loss) gain	$(191)		$920

        Pursuant to certain statutory licensing requirements, as of June 30, 2004 and December 31, 2003, the Company had on deposit bonds with an estimated market value aggregating $12,382 and $12,585, respectively, in Insurance Department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

        The Company maintains assets in a trust account under a reinsurance agreement with an unaffiliated insurer. The Company is required to hold assets equal to 102% of the reserves for the policies assumed under this agreement. At June 30, 2004 and December 31, 2003, the value of the assets required to be held in the trust was $17,631 and $15,905, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net (loss) income	$(40,686)	$23,116	$(17,237)	$26,172
Weighted average common shares outstanding	38,879	19,520	34,209	19,480

Basic earnings per share from net (loss) income	$(1.05)	$1.18	$(0.50)	$1.34

Adjustments net of tax:
Change in preferred interest on early conversion liability	--	(98)	--	(57)
Interest expense on convertible debt	--	1,158	--	2,168
Amortization of debt offering costs	--	89	--	145

Diluted net (loss) income	$(40,686)	$24,265	$(17,237)	$28,428

Weighted average common shares outstanding	38,879	19,520	34,209	19,480
Common stock equivalents due to dilutive effect of stock
options/warrants	--	13	--	10
Shares converted from convertible debt	--	56,419	--	46,509

Total outstanding shares for diluted earnings per share
computation	38,879	75,952	34,209	65,999

Diluted earnings per share from net (loss) income	$(1.05)	$0.32	$(0.50)	$0.43

        The weighted average of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 95,778 and 41,540 for the three months ended June 30, 2004 and 2003, respectively, and 97,158 and 36,183 for the six months ended June 30, 2004 and 2003, respectively, because to do so would have been anti-dilutive. These securities include options, warrants and convertible debt securities that have exercise prices above the current period market price or the inclusion of which would result in a lower net loss per share.

8.     Long-Term Debt:

        Principal repayment of the Company’s long-term debt outstanding at June 30, 2004 is as follows:

2004	$--
2005	--
2006	--
2007	--
2008	81,787

Total	$81,787

        During the first quarter of 2004, the Company issued an additional $16,000 in 6.25% convertible subordinated notes due 2008 (the “2008 Notes”). All of the 2008 Notes, of which $81,787 are outstanding, have a conversion price of $1.75 per share and are mandatorily convertible if, at any time after October 15, 2005, the 15-day average closing price of the Company’s common stock exceeds 110% of the conversion price. The 2008 Notes also provide that, upon conversion prior to October 15, 2005, the Company will pay the holder additional interest (referred to as “preferred interest on early conversion”) equal to the amount, on a discounted basis, that would otherwise have been paid from the date of conversion until October 15, 2005. The interest amount, which is discounted from October 15, 2005 to the date of early conversion, is payable at the Company’s discretion in cash or in shares of common stock. If the interest is paid in common stock, the number of shares issued will be determined based on a per share value equal to 90% of the current market price of the Company’s common stock.

        During the six months ended June 30, 2004 and 2003, $24,305 and $51 of the Company’s 2008 Notes were converted into 13,889 and 29 shares of common stock, respectively. The Company issued 1,316 and 4 shares of common stock as payment for preferred interest on early conversion for the six months ended June 30, 2004 and 2003, respectively. In connection with these conversions, the Company recognized additional interest expense of $671 and $2,475 for the three and six month ended June 30, 2004, respectively, and $7 of additional interest expense for the three and six months ended June 30, 2003.

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

        As of June 30, 2004 and December 31, 2003, the fair value of the embedded derivative was $3,542 and $3,018, respectively. In determining the fair value of the embedded derivative, the Company makes certain assumptions, including with respect to the future volatility and liquidity of the Company’s common stock, as well as recent trends in the number of holders converting.

        Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(amounts in thousands, except per share data)

Overview

        Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care and Medicare supplement.

        Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported claims, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. Our reserves are certified annually by our consulting actuary as to standards required by the insurance departments for our domiciliary states and for the other states in which we conduct business. We believe we maintained adequate reserves as mandated by each state in which we are currently writing business at June 30, 2004.

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

        At December 31, 2000, Penn Treaty Network America Insurance Company (“PTNA) had Total Adjusted Capital at the Regulatory Action level, which required it to file a Corrective Action Plan (the “Plan”) with the Pennsylvania Insurance Department (the “Department”). In addition, American Network Insurance Company (“ANIC”), which is wholly owned by PTNA, is also subject to the provisions of the Plan. On February 12, 2002, the Department approved the Plan. As a primary component of the Plan, effective December 31, 2001, PTNA and ANIC entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of their long-term care insurance policies then in-force (the “2001 Centre Agreement”). The agreement is subject to certain coverage limitations, including an aggregate limit of liability that is a function of certain factors and that may be reduced in the event that the premium rate increases that the reinsurance agreement may require are not obtained. We are required to perform annual comparisons of our actual to expected claims experience. If we have reason to believe, whether from this analysis or other available information, that at least a 5% premium rate increase is necessary, we are obligated to file and obtain such premium rate increases in order to comply with the requirements of the agreement. If we do not file and obtain such premium rate increases, our aggregate limit of liability would be reduced by 50% of the premium amount that would have otherwise been received. We are currently in compliance with the agreement.

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

        Our current modeling and actuarial projections, which were completed as of December 31, 2003 suggest that we are likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, our statutory capital following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, PTNA and ANIC would receive cash or other liquid assets equaling the market value of our notional experience account from the reinsurer. We would also record the necessary reserves for the business in PTNA’s and ANIC’s statutory financial statements. Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. As of June 30, 2004, the statutory basis reserve liabilities of $998,325 exceeded the combination of the notional experience account value and funds held due to the reinsurer of $840,262. We expect the value of the notional experience account to exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A current market interest rate increase of 100 basis points could reduce the market value of the notional experience account by approximately $79,000 and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the reacquired policies. In that instance, the reinsurer has agreed to invest the underlying assets of the notional experience account in a manner that we request in order to minimize short term volatility at that time.

        In the event we determine that commutation of the reinsurance agreement is unlikely on December 31, 2007, but likely at some future date, we will include additional annual expense and risk charge credits against our notional experience account in our deferred policy acquisition costs ("DAC") recoverability analysis. As a result, we could impair the value of our DAC asset and record the impairment in our financial statements. However, we currently believe that we will have sufficient statutory capital and surplus to commute the reinsurance agreement on December 31, 2007 or that sufficient alternatives, such as proceeds from additional capital issuance or new reinsurance opportunities, will be available to enable us to commute the agreement as planned.

        In addition to the requirement to enter into the 2001 Centre Agreement, the Plan principally:

a)	limits new investments to those rated by the NAIC as 1 or 2;

b)	limits and requires Department approval for certain affiliated transactions; and

c)	requires a $125,000 increase in statutory reserves over a three-year period, of which an $11,000 increase remains to be made by the end of 2004.

        Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 17 additional states. These 40 states represented approximately 89% of our direct premium revenue in the three months ended June 30, 2004. We are actively working with the remaining states to recommence new policy sales in all jurisdictions.

        The 2001 Centre Agreement also granted the reinsurer an option to participate in reinsuring new business sales on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure up to 50% of future sales, subject to a limitation of the reinsurer’s risk.  This agreement does not qualify for reinsurance treatment in accordance with GAAP because the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to an aggregate limit of liability that reduces the likelihood of the reinsurer realizing a significant loss on the agreement. However, this agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

        In March 2004, the reinsurer notified us that, for reasons unrelated to us, it would discontinue its quota share reinsurance of new long-term care insurance policies issued after July 31, 2004.  Policies issued and reinsured prior to this date and policies covered by the 2001 Centre Agreement are unaffected by the reinsurer’s notification to us.  We are pursuing a new quota share reinsurance relationship with several reinsurers and anticipate that, if successfully completed, a new treaty could retroactively include policies issued on or after August 1, 2004. If we are unable to replace this agreement, our statutory surplus could be negatively impacted as a result of the surplus strain caused by new premium growth.

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

        Deferred policy acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods for the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of DAC is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies. In addition, the assumptions underlying DAC and our policy benefit reserves are periodically reviewed and updated to reflect current assumptions, including planned premium rate increases. In the event planned premium rate increases are not achieved, we could recognize an impairment of our DAC in the future. Whenever we determine that our DAC is not fully recoverable, we impair the carrying value of our DAC through an expense to our Consolidated Statements of Income and Comprehensive Income.

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

        In connection with the 2001 Centre Agreement, we transferred substantially our entire investment portfolio to the reinsurer as the initial premium payment. The initial and future premium for the reinsured policies, less claims payments, ceding commissions and risk charges, is credited to a notional experience account, the balance of which also receives an investment credit based upon the total market return of a series of benchmark indices and derivative hedges. The notional experience account balance represents an amount to be paid to us in the event of commutation of the agreement. We believe that the notional experience account represents a hybrid instrument, containing both a fixed debt host contract and an embedded derivative. The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the fixed debt host contract. We are accounting for the investment credit received on the notional experience account as follows:

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

        Lapsation and persistency. Our financial condition and results of operations may be affected by lapsation and persistency, both of which relate to the renewal of insurance policies. Lapsation is the termination of a policy by non-renewal. Lapsation is automatic if and when premiums become more than 31 days overdue, although, in some cases, a lapsed policy may be reinstated within six months. Persistency represents the percentage of policies renewed.

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

Results of Operations

Three Months Ended June 30, 2004 and 2003

        Premiums.  Total premium revenue earned in the three month period ended June 30, 2004 (the “2004 quarter”), including long-term care, disability, life and Medicare supplement, increased 0.6% to $79,197, compared to $78,707 in the same period in 2003 (the “2003 quarter”).

        Total first year premium revenue in the 2004 quarter increased 61.0% to $2,726, compared to $1,693 in the 2003 quarter. First year long-term care premium revenue in the 2004 quarter increased 72.0% to $2,530, compared to $1,471 in the 2003 quarter. We anticipate that first year premium revenue will continue to increase as independent agents that sold our policies prior to the cessation of sales are reengaged and independent agents that had not previously sold our policies are recruited. In addition, we anticipate that we will recommence sales in additional states in which we are currently not writing new business.

        Total renewal premium revenue in the 2004 quarter decreased 0.7% to $76,471 compared to $77,014 in the 2003 quarter. Renewal long-term care premium revenue in the 2004 quarter decreased 1.1% to $73,388, compared to $74,218 in the 2003 quarter. We may continue to experience reduced renewal premium revenue in the future, primarily driven by the reduced level of new premium revenue in recent prior periods as discussed above and the lapsation of existing policies.

        Net investment income. Net investment income earned for the 2004 quarter increased 9.2% to $11,542, from $10,572 for the 2003 quarter.

        Our average yield on invested assets at cost, including the notional experience account and cash equivalents, was 5.20% and 5.02% in the 2004 and 2003 quarters, respectively. The investment income component of our notional experience account investment credit generated $11,497 and $10,123 in the 2004 and 2003 quarters, respectively. The yield on our notional experience account was 5.69% and 5.53% in the 2004 and 2003 quarters, respectively. The increase in our average yield is due to an increase in market interest rates, which has the greatest impact on our notional experience account. The notional experience account return is based upon the yield to maturity of the underlying benchmark indices, which are comprised of U.S. Treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and has a duration of approximately 11 years.

        Market (loss) gain on notional experience account. We recorded a market loss on our notional experience account balance of $63,697 in the 2004 quarter compared to a market gain of $38,964 in the 2003 quarter.

        During the 2004 quarter, interest rates increased, leading to a market loss on the notional experience account. The yield on the notional experience account was 5.13% in the first quarter of 2004 compared to 5.69% in the second quarter of 2004. During the 2003 quarter, interest rates decreased, leading to a market gain on the notional experience account. The yield on the notional experience account was 5.68% in the first quarter of 2003 compared to 5.53% in the second quarter of 2003.

        Change in preferred interest on early conversion. The fair value of the embedded derivative was $3,542 and $1,950 as of June 30, 2004 and 2003, respectively. We recorded $782 and $148 in the 2004 and 2003 quarters, respectively, to reflect the change in value of the preferred interest on early conversion. We believe that the value of the embedded derivative is significantly affected by the ability of investors to liquidate their shares in the market. We further believe that the number of shares of our common stock outstanding and the average daily trading volume of our common stock provide an indication of the ability of the market to bear additional sales of stock without a material degradation of the current market value of those shares. Throughout 2003 and the first two quarters of 2004, the liquidity of our common stock rose significantly, as did the average daily trading volume, which indicated to us that the market could absorb additional shares without significant degradation of the market price. As a result, we increased our estimates of the value of the embedded derivative based on an assumption that conversions were more likely to occur without stock price deflation. If we assumed that all holders converted on June 30, 2004, without giving any consideration to the relationship of the current share price to the conversion price or to the impact of this level of conversions on the stock price, the value of the embedded derivative would be $7,011. If actual experience deviates from current assumptions, our financial results may be significantly impacted in future periods.

        Other income. We recorded $1,421 in other income during the 2004 quarter, down from $2,181 in the 2003 quarter. The net commission income earned by our agency subsidiaries was $465 less in the 2004 quarter than in the 2003 quarter due to reduced production levels.

In addition there was a decrease of $350 in the income generated from our ownership of corporate owned life insurance policies due to reduced outstanding balances and a decrease in market interest rates.

        Benefits to policyholders. Total benefits to policyholders in the 2004 quarter decreased 5.4% to $57,596, compared to $60,873 in the 2003 quarter. Our loss ratio, or policyholder benefits to premium revenue, was 72.7% in the 2004 quarter, compared to 77.3% in the 2003 quarter. The loss ratio has decreased due to premium rate increases and certain claims processing improvements.

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

        Historically, we have observed variations throughout the year in the payment or incurrals of new claims. Management employs seasonal assumptions throughout the year, based upon observed historical trends, in the establishment of its claim reserves so that it can more consistently monitor loss ratio variances from its expectations based upon other significant factors such as claims duration and incidence. We reduced our claims reserves by approximately $2,726 and $4,650 as of June 30, 2004 and 2003, respectively, to reflect this seasonal variation.

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

        Commissions.  Commissions to agents decreased 4.4% to $9,806 in the 2004 quarter, compared to $10,260 in the 2003 quarter.

        First year commissions on accident and health business in the 2004 quarter increased 78.2% to $1,616, compared to $907 in the 2003 quarter, due to the increase in first year accident and health premium revenue. The ratio of first year accident and health commissions to first year accident and health premium revenue was 59.3% in the 2004 quarter and 53.6% in the 2003 quarter. The first year commission ratio for both the 2004 and 2003 quarters is lower than the first year commission ratio prior to the cessation of sales in 2001 due to the increased portion of premium revenue attributable to the sale of our Secured Risk, Medicare Supplement and franchise group policies. All of these policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies. Individual long-term care policy sales have declined as a result of our lower financial ratings with A.M. Best and Standard and Poor’s rating services and continued consumer and agent concerns regarding our financial strength. We believe that this ratio will continue to increase as the sale of our individual long-term care policies increase as a percentage of total sales.

        Renewal commissions on accident and health business in the 2004 quarter decreased 10.5% to $8,863, compared to $9,903 in the 2003 quarter, due to the decrease in renewal accident and health premium revenue. The ratio of renewal accident and health commissions to renewal accident and health premiums was 11.7% in the 2004 quarter and 13.0% in the 2003 quarter. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001. We do not pay commissions on the additional premium collected as a result of a rate increase, which reduces the ratio of renewal commissions to renewal premium revenue.

        Net policy acquisition costs amortized. The net policy acquisition costs amortized in the 2004 quarter increased to $4,425, compared to $2,140 in the 2003 quarter.

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

        The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. However, lower new premium revenue throughout 2003 and continuing through the 2004 quarter produced significantly less expense deferral to offset amortized costs.

        General and administrative expenses. General and administrative expenses in the 2004 quarter decreased 23.4% to $13,297, compared to $17,364 in the 2003 quarter. The ratio of total general and administrative expenses to premium revenues was 16.8% in the 2004 quarter, compared to 22.1% in the 2003 quarter.

        During the 2003 quarter, we recorded expense of approximately $2,500 related to the initial recognition of future retirement benefits payable to our former chairman and severance related expenses for certain managers whose positions were eliminated during the third quarter of 2003. Due to these changes and additional eliminations of positions, salaries and benefits were approximately $600 less in the 2004 quarter than the 2003 quarter. In addition legal, actuarial and consulting expenses were approximately $900 less in the 2004 quarter than the 2003 quarter. Legal fees decreased as a result of a reduction in activity related to our litigation. Actuarial and consulting fees decreased as a result of additional staffing in key positions which served to reduce the reliance on outside parties.

        We believe that we currently have capacity for premium growth at our current staff levels, print inventories and other expense categories. We also believe that our current expense levels represent the minimum requirements necessary to reengage new sales territories, design competitive product lines and properly underwrite new policy applications. However, we believe that if we remain unable to write new business in certain states where we have ceased new production, or if we are unable to use our existing staff and infrastructure capacity to generate additional premium revenue, we will need to decrease production expenses, which could result in decisions to reduce our staff or other operating functions. During August 2004, 35 additional positions were eliminated through termination or the decision not to fill current position vacancies. These eliminations will result in annual savings of approximately $2,000.

        Expense and risk charges on reinsurance and excise tax expense. Our 2001 Centre Agreement provides the reinsurer with annual expense and risk charges, which are credited against our notional experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2004 and 2003 quarters, we incurred charges of $2,807 and $2,769, respectively, for this item. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer equal to one percent of the net premium revenue ceded to the foreign reinsurer. We recorded $746 and $386 for excise tax expenses in the 2004 and 2003 quarters, respectively.

        Interest expense. Interest expense in the 2004 quarter increased 12.7% to $2,171, compared to $1,926 in the 2003 quarter. The interest expense in both the 2004 and 2003 quarters is primarily related to our convertible subordinated notes, which pay interest at an annual percentage rate of 6.25%. We incur additional interest expense related to the conversion of our convertible subordinated notes.  Holders of our convertible subordinated notes are entitled to convert their notes into shares of our common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received through October 2005 had they not converted the notes. We incurred $671 of interest expense from the conversion of $7,125 in convertible subordinated notes during the 2004 quarter. During the 2003 quarter, we incurred $7 of interest expense from the conversion of $51 in convertible subordinated notes. This increase in interest expense was partially offset by the decrease in outstanding notes due to the conversions.

        Federal income tax benefit (provision). Our benefit for Federal income taxes was $20,959 in the 2004 quarter, compared to a provision of $11,908 in the 2003 quarter. The effective tax rate of 34% in the 2004 and 2003 quarters is based on permanent differences between GAAP and tax accounting related to the investment in our corporate owned life insurance and the interest we pay in shares for the early conversion of our convertible subordinated notes.

Six Months Ended June 30, 2004 and 2003

        Premiums.  Total premium revenue earned in the six month period ended June 30, 2004 (the “2004 period”), including long-term care, disability, life and Medicare supplement, decreased 0.5% to $161,485, compared to $162,285 in the same period in 2003 (the “2003 period”).

        Total first year premium revenue in the 2004 period increased 67.8% to $5,427, compared to $3,235 in the 2003 period. First year long-term care premium revenue in the 2004 period increased 77.7% to $4,985, compared to $2,803 in the 2003 period. We anticipate that first year premium revenue will continue to increase as independent agents that sold our policies prior to the cessation of sales are reengaged and independent agents that had not previously sold our policies are recruited. In addition to this increase in states in which we have recommenced sales, we anticipate that we will recommence sales in additional states in which we are currently not writing new business.

        Total renewal premium revenue in the 2004 period decreased 1.9% to $156,058 compared to $159,050 in the 2003 period. Renewal long-term care premium revenue in the 2004 period decreased 2.2% to $149,829, compared to $153,125 in the 2003 period. We may continue to experience reduced renewal premium revenue in the future, primarily driven by the reduced level of new premium revenue in recent prior periods as discussed above and the lapsation of existing policies.

        Net investment income. Net investment income earned for the 2004 period increased 7.7% to $22,529, from $20,919 for the 2003 period.

        Our average yield on invested assets at cost, including cash and cash equivalents, was 5.10% and 5.11% in the 2004 and 2003 periods, respectively. The investment income component of our notional experience account investment credit generated $22,408 and $20,005 in the 2004 and 2003 periods, respectively. The yield on our notional experience account was 5.56% and 5.65% in the 2004 and 2003 periods, respectively. The notional experience account yields a fixed return based upon the yield to maturity of the underlying benchmark indices, which are comprised of U.S. Treasury strips, agencies and investment grade corporate bonds with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 11 years.

        Market (loss) gain on notional experience account. We recorded a market loss on our notional experience account balance of $28,049 in the 2004 period compared to a market gain of $43,266 in the 2003 period. The notional experience account is susceptible to market interest rate changes. As a result, our future financial results are subject to significant volatility. During the 2004 period, market rates increased, leading to a market loss on the notional experience as compared to the 2003 period in which market rates decreased.

        Change in preferred interest on early conversion. The fair value of the embedded derivative was $3,542 and $1,950 as of June 30, 2004 and 2003, respectively. We recorded an expense of $36 and a gain of $87 in the 2004 and 2003 periods, respectively, to reflect the change in value of the preferred interest on early conversion. We believe that the value of the embedded derivative is significantly affected by the ability of investors to liquidate their shares in the market. We further believe that the number of shares of our common stock outstanding and the average daily trading volume of our common stock provide an indication of the ability of the market to bear additional sales of stock without a material degradation of the current market value of those shares. Throughout 2003 and the 2004 period, the liquidity of our common stock rose significantly, as did the average daily trading volume, which indicated to us that the market could absorb additional shares without significant degradation of the market price. As a result, we increased our estimates of the value of the embedded derivative based on an assumption that conversions were more likely to occur without stock price deflation. If we assumed that all holders converted on June 30, 2004, without giving any consideration to the relationship of the current share price to the conversion price or to the impact of this level of conversions on the stock price, the value of the embedded derivative would be $6,109. If actual experience deviates from current assumptions, our financial results may be significantly impacted in future periods.

        Other income. We recorded $3,042 in other income during the 2004 period, down from $4,444 in the 2003 period. The decrease is attributable primarily to a decrease of approximately $765 in the income generated from our ownership of corporate owned life insurance policies due to reduced outstanding balances and a decrease in market interest rates. In addition, net commission payments earned by our agency subsidiaries were $766 less in the 2004 period than in the 2003 period, primarily as a result of decreased production.

        Benefits to policyholders. Total benefits to policyholders in the 2004 period decreased 6.6% to $116,755, compared to $125,040 in the 2003 period. Our loss ratio, or policyholder benefits to premium revenue, was 72.3% in the 2004 period, compared to 77.05% in the 2003 period. The loss ratio has decreased due to premium rate increases and certain claims processing procedures.

        Historically, we have observed variations throughout the year in the payment or incurrals of new claims. Management employs seasonal assumptions throughout the year, based upon observed historical trends, in the establishment of its claim reserves so that it can more consistently monitor loss ratio variances from its expectations based upon other significant factors such as claims duration and incidence. We reduced our claims reserves by approximately $2,726 and $4,650 as of June 30, 2004 and 2003, respectively, to reflect this seasonal variation.

        Commissions.  Commissions to agents decreased 3.5% to $20,227 in the 2004 period, compared to $20,964 in the 2003 period.

        First year commissions on accident and health business in the 2004 period decreased 86.8% to $3,151, compared to $1,687 in the 2003 period, primarily due to the decrease in first year accident and health premium revenue. The ratio of first year accident and health commissions to first year accident and health premium revenue was 58.1% in the 2004 period and 52.1% in the 2003 period. The first year commission ratio for both the 2004 and 2003 periods is lower than the first year commission ratio prior to the cessation of sales in 2001 due to the increased sale of our Secured Risk, Medicare Supplement and franchise group policies as a percentage of new sales. All of these policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies. Individual long-term care policy sales have declined as a result of our lower financial ratings with A.M. Best and Standard and Poor’s rating services and continued consumer and agent concerns regarding our financial strength. We believe that this ratio will continue to increase as the sale of our individual long-term care policies increase as a percentage of total sales.

        Renewal commissions on accident and health business in the 2004 period decreased 10.1% to $18,306, compared to $20,372 in the 2003 period, due to the decrease in renewal accident and health premium revenue. The ratio of renewal accident and health commissions to renewal accident and health premiums was 11.8% in the 2004 period and 12.9% in the 2003 period. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001. We do not pay commissions on the additional premium collected as a result of a rate increase, which reduces the ratio of renewal commissions to renewal premium revenue.

        Net policy acquisition costs amortized. The net policy acquisition costs amortized in the 2004 period increased to $8,380, compared to $5,194 in the 2003 period.

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

        The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. However, lower new premium revenue throughout 2003 and continuing through the 2004 period produced significantly less expense deferral to offset amortized costs.

        General and administrative expenses. General and administrative expenses in the 2004 period decreased 11.1% to $26,773, compared to $30,104 in the 2003 period. The ratio of total general and administrative expenses to premium revenues was 16.6% in the 2004 period, compared to 18.6% in the 2003 period.

        During the 2003 period, we recorded expense of approximately $2,500 related to the initial recognition of future retirement benefits payable to our former chairman and severance related expenses for certain managers whose positions will be eliminated during the third quarter of 2003.

        We believe that we currently have capacity for premium growth at our current staff levels, print inventories and other expense categories. We also believe that our current expense levels represent the minimum requirements necessary to reengage new sales territories, design competitive product lines and properly underwrite new policy applications. However, we believe that if we remain unable to write new business in certain states where we have ceased new production, or if we are unable to use our existing staff and infrastructure capacity to generate additional premium revenue, we will need to decrease production expenses, which could result in decisions to reduce our staff or other operating functions. During August of 2004, 35 additional positions were eliminated through termination or the decision not to fill current position vacancies. These eliminations will result in annual savings of approximately $2,000.

        Expense and risk charges on reinsurance and excise tax expense. Our 2001 Centre Agreement provides the reinsurer with annual expense and risk charges, which are credited against our notional experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2004 and 2003 periods, we incurred charges of $5,615 and $5,537, respectively, for this item. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer equal to one percent of the net premium revenue ceded to the foreign reinsurer. We recorded $1,529 and $1,175 for excise tax expenses in the 2004 and 2003 periods, respectively.

        Interest expense. Interest expense in the 2004 period increased 67.2% to $5,988, compared to $3,582 in the 2003 period. The interest expense in both the 2004 and 2003 periods is primarily related to our convertible subordinated notes, which pay interest at an annual percentage rate of 6.25%. We incur additional interest expense related to the conversion of our convertible subordinated notes.  Holders of our convertible subordinated notes are entitled to convert their notes into shares of our common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received through October 2005 had they not converted the notes. We incurred $2,475 of interest expense from the conversion of $24,305 in convertible subordinated notes during the 2004 period. During the 2003 quarter, we incurred $7 of interest expense from the conversion of $51 in convertible subordinated notes. This increase in interest expense was partially offset by the decrease in outstanding notes due to the conversions.

        Federal income tax benefit (provision). Our benefit for Federal income taxes was $8,880 in the 2004 quarter, compared to a provision of $13,482 in the 2003 quarter. The effective tax rate of 34% in the 2004 and 2003 quarters is based on permanent differences between GAAP and tax accounting related to the investment in our corporate owned life insurance and the interest we pay in shares for the early conversion of our convertible subordinated notes.

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

        In the 2004 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash decreased $1,521 in the 2004 period primarily due to payments made to our reinsurer of $30,617 and the purchase of $28,910 in bonds. Our cash was increased during the period primarily due to $16,000 in additional funds generated from the issuance of convertible subordinated debt. This was supplemented by $15,075 from operations. The major source of cash from operations was premium revenue and investment income received and the major use of cash was for claims paid to policyholders and commission paid to agents.

        In the 2003 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash decreased $19,175 in the 2003 period primarily due to payments made to our reinsurer of $28,057 and the purchase of $46,419 in bonds. In the 2003 period, our cash was also decreased as a result of the repayment of approximately $9,000 of convertible subordinated notes due 2003. Our cash was increased during the period due primarily to $32,421 in additional funds generated from the issuance of convertible subordinated debt. This was supplemented by $22,691 from operations. The major source of cash from operations was premium revenue and investment income received and the major use of cash was for claims paid to policyholders and commission paid to agents.

      Parent company operations

        We have engaged in financing activities, including issuance of debt securities, over the past two years to fund our liquidity and subsidiary capital needs. These activities have included:

1.	In the first quarter of 2003, we completed the sale of 2008 Notes and received proceeds of $32,421. We used $16,000 of the proceeds to satisfy the premium to surplus requirements of our voluntary consent order with the Florida Insurance Department. We used the remaining proceeds to supplement parent liquidity, retire our remaining 2003 Notes, and for general working capital purposes.

2.	In the first quarter of 2004, we issued an additional $16,000 in 2008 Notes. We intend to use the proceeds to supplement parent liquidity, for general working capital purposes and to further supplement our subsidiaries’ statutory surplus.

3.	During 2003, holders of $8,122 of our 2008 Notes elected to convert their 2008 Notes for 5,184 shares of our common stock, which includes 543 shares issued for interest paid for conversion prior to October 15, 2005.

4.	During 2004, holders of $24,305 of our 2008 Notes elected to convert their 2008 Notes for 15,205 shares of our common stock, which includes 1,316 shares issued for interest paid for conversion prior to October 15, 2005.

        At June 30, 2004, our total principal payment and lease obligations through 2008 were as follows:

	Debt	Lease Obligations	Total
2004	$--	$346	$346
2005	--	380	380
2006	--	189	189
2007	--	91	91
2008	81,787	37	81,824

Total	$81,787	$1,043	$82,830

        The parent company’s cash needs primarily include interest payments on outstanding debt, capital contributions to our insurance subsidiaries and operating expenses. The funding has been primarily derived from the operating cash flow of our agency subsidiary operations and the issuance of debt and equity securities. We believe that our current cash on hand and the dividend capabilities of our agency subsidiaries are expected to be sufficient to meet our liquidity needs through April 15, 2005, but may be insufficient to meet our interest payments thereafter. If we are unable to generate sufficient funds through operations or raise additional capital to meet our debt service obligations on or after April 15, 2005, or if our assumptions about our ability to service our debt prior to 2005 are not correct, we may default on our debt obligations. We will need to raise additional capital to satisfy any parent company liquidity needs, beyond October 2005, particularly if the price of our common stock on or after October 15, 2005 is insufficient to cause mandatory conversion of our 2008 Notes.

        Our anticipated cash needs for the remainder of 2004 are as follows:

Debt interest payments	$2,548
Capital contribution to PTNA	3,500
Parent expenses	800

Cash requirements	$6,848

        Our anticipated sources to meet our 2004 obligations are:

Cash and investments on hand	$7,600
Subsidiary sources	1,000

Cash sources	$8,600

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

      Forward Looking Statements

        Certain statements made by us may be considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. An investment in our securities includes certain risks, which may be specific to us or to the long-term care insurance industry. Factors which could cause actual results to differ from expectations include, among others, our ability to comply with the Corrective Action Plan, the Florida Consent Order, the orders or directives of other states in which we do business or any special provisions imposed by states in connection with the resumption of writing new business, our ability to commute our reinsurance agreement and to recapture our reinsured policies and accumulated notional experience account balance, our ability to meet our future risk-based capital goals, the adverse financial impact of suspending new business sales, our ability to raise adequate capital to meet regulatory requirements and to support anticipated growth, our ability to refinance, convert or repay our outstanding debt and associated interest requirements, the volatility of market interest rates and the resultant impact upon our notional experience account, the cost associated with recommencing new business sales, liquidity needs and debt obligations, the adequacy of our loss reserves and the recoverability of our DAC asset, our ability to sell insurance products in certain states, including California, our ability to resume generating new business in all states, our ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of our capital and surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, our ability to defend ourselves against adverse litigation, and our ability to recapture, expand and retain our network of productive independent agents, especially in light of the suspension of new business.

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

        Our financial instruments are held for purposes other than trading. Our portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions. However, our notional experience account balance, which represents approximately 93% of our investable assets at June 30, 2004, is with one reinsurer. Although sufficient assets to support our statutory reserve liabilities are secured by trust accounts and irrevocable letters of credit with major United States financial institutions, the accumulated profits of our reinsured business are susceptible to significant credit risk of the reinsurer.

        We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 88.7% of total liabilities). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

        The hypothetical effects of changes in market rates or prices on the fair values of our financial instruments (including our notional experience account balance, as discussed below) as of June 30, 2004, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

        If interest rates had increased by 100 basis points at June 30, 2004, there would have been a decrease of approximately $84,000 in the net fair value of our investment portfolio less our long-term debt and the related swap agreement. A 200 basis point increase in market rates at June 30, 2004 would have resulted in a decrease of approximately $159,000 in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $94,000 and $199,000, respectively, in the net fair value of our total investments and debt.

        We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict the possible impact on our investment income of hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of June 30, 2004.

Item 4. Controls and Procedures

        Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

        The Company and its subsidiary, Penn Treaty Network America Insurance Company (“PTNA”), are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division.  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. We removed this case to United States District Court, Middle District of Florida, Ocala Division for a second time in November 2003. Plaintiffs’ motion to remand the case to Florida State Court was granted in April 2004.  Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution and pray for relief in the form of compensatory damages and restitution, an order of reformation of the policies, and attorney fees and court costs. We have filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against us, and to strike certain allegations of the complaint as irrelevant and improper.  While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations in the event of an unfavorable outcome. We believe that the complaint is without merit and intend to continue to defend the matter vigorously.

        The Company and its subsidiary, PTNA, are defendants in an action in the Orange County Superior Court in the state of California. Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public. Plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long term care insurance policies. Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies, and attorney fees and court costs. After review of our motions related to plaintiffs’ complaint, the court dismissed plaintiffs’ claim for breach of fiduciary duty, and we recently filed an answer to the plaintiffs’ other claims in the complaint.  While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations in the event of an unfavorable outcome. We believe that the complaint is without merit and intend to continue to defend the matter vigorously.

        The Company and two of its subsidiaries, PTNA and Senior Financial Consultants Company (“SFCC”), are defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania by National Healthcare Services, Inc. The complaint seeks compensatory damages in excess of $150,000 and punitive damages in excess of $5,000,000 for an alleged breach of contract and misappropriation.  On December 18, 2003, the Plaintiffs voluntarily dismissed their claim for misappropriation and the attendant punitive damages claim. The claims arise out of a joint venture related to the AllRisk Healthcare program, which was marketed first by PTNA and then later by SFCC. Depositions of fact witnesses were completed on October 30, 2003.  Motions for summary judgment were filed by both parties in December 2003, and in February 2004 the court granted our motion for summary judgment with respect to one claim, and denied the remaining motions. Pursuant to court order, a settlement conference is scheduled to be held on August 25, 2004. While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations in the event of an unfavorable outcome. We believe that the complaint is without merit and intend to continue to defend the matter vigorously.

        The Company’s subsidiary, PTNA, is a defendant in an action in the Los Angeles County Superior Court in the state of California.  Plaintiff filed this matter on May 28, 2004 on behalf of herself and all other persons similarly situated and the general public.  The Plaintiff alleges wrongdoing in connection with the payment of long-term care insurance claims. The Plaintiff alleges violations of the California Consumer Legal Remedies Act, the California Business and Professions Code, breach of the implied duty of good faith and fair dealing, financial elder abuse and prays for relief in the form of compensatory damages and restitution, punitive damages, an accounting, attorney fees and court costs.  We have filed a demurrer to all counts of the Plaintiff’s complaint, and a motion to strike allegations of the complaint, including Plaintiff’s class allegations.  While the Company cannot predict the outcome of this case, it could have a material adverse impact upon its financial condition and results of operations. However, we believe that the complaint is without merit and intend to continue to defend the matter vigorously.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        On May 28, 2004, we issued 100,000 shares of common stock as compensation to individuals affiliated with Philadelphia Brokerage Corporation, our financial advisor, in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The Company’s Annual Meeting of Shareholders was held on May 28, 2004. At this meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

1.	To elect three persons to the Company’s Board of Directors as Class II Directors to serve until the 2007 Annual Meeting of Shareholders and until their successors are elected and have been qualified.

	For	Against	Abstentions	Broker Non-Votes
a) Alexander M. Clark	28,812,249	2,262,417	0	0
b) Patrick E. Falconio	30,777,989	296,677	0	0
c) Matthew W. Kaplan	30,799,497	275,169	0	0

2.	To ratify the selection of PricewaterhouseCoopers LLP as the independent public accountants for the Company and its subsidiaries for the year ending December 31, 2004.

For	Against	Abstentions	Broker Non-Votes
30,870,267	45,922	158,477	0

3.	To transact other business that properly comes before the Annual Meeting, or any adjournments or postponements.

For	Against	Abstentions	Broker Non-Votes
27,938,814	2,906,578	229,274	0

Item 5. Other Information

      None

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

(b)     Reports on Form 8-K.

During the three month period ended June 30, 2004, the Company filed one Current Report on Form 8-K pursuant to Item 7 (Financial Statement and Exhibits) and Item 12 (Results of Operations and Financial Condition). The report was dated May 14, 2004, and furnished financial results for the first quarter 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN TREATY AMERICAN CORPORATION
Registrant

Date: August 13, 2004	/s/ William W. Hunt
William W. Hunt
President and
Chief Executive Officer

Date: August 13, 2004	/s/ Mark Cloutier
Mark Cloutier
Senior Vice President and
Chief Financial Officer