Form 10-Q
period 2004-09-30
PENN TREATY AMERICAN CORP
filed 2004-11-15
CIK 814181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares outstanding of the Registrant’s common stock, par value $.10 per share, as of November 11, 2004 was 40,768,722.

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

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (amounts in thousands, except per share data)
	September 30, 2004	December 31, 2003
ASSETS	(unaudited)
Investments:
Bonds, available for sale at market (cost of $59,617 and $42,933, respectively) (1)	$60,200	$43,853
Policy loans	342	288

Total investments	60,542	44,141
Cash and cash equivalents (1)	2,851	12,808
Property and equipment, at cost, less accumulated depreciation of
$10,478 and $9,635, respectively	16,910	16,149
Unamortized deferred policy acquisition costs	151,110	160,740
Receivables from agents, less allowance for
uncollectible amounts of $475 and $404, respectively	1,075	1,407
Accrued investment income	722	604
Goodwill	20,360	20,360
Receivable from reinsurers	23,242	23,934
Corporate owned life insurance	53,300	53,220
Experience account due from reinsurer	873,902	784,778
Other assets	18,717	27,335

Total assets	$1,222,731	$1,145,476

LIABILITIES
Policy reserves:
Accident and health	$541,943	$508,344
Life	12,789	12,871
Claim reserves	331,940	340,981
Accounts payable and other liabilities	19,395	21,747
Long-term debt, less discount of $1,434 and $1,625, respectively	79,252	88,467
Preferred interest on early conversion	1,291	3,018
Deferred income taxes	32,857	19,314

Total liabilities	1,019,467	994,742

Commitments and contingencies (see note 5)	--	--
SHAREHOLDERS' EQUITY
Common stock, par value $.10; 150,000 shares authorized;
41,621 and 25,645 shares issued, respectively	4,162	2,565
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding	--	--
Additional paid-in capital	132,510	105,926
Accumulated other comprehensive income	379	598
Retained earnings	72,918	48,350
Less 915 common shares held in treasury, at cost	(6,705)	(6,705)

	203,264	150,734

Total liabilities and shareholders' equity	$1,222,731	$1,145,476

(1) Cash and investments of $30,869 and $28,490, respectively, are restricted as to use (see Note 6).
See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income (amounts in thousands, except per share data)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Revenues:	(unaudite	d)	(unaudite	d)	(unaudite	d)	(unaudite	d)
Premium revenue	$80,309		$81,471		$241,795		$243,756
Net investment income	12,055		11,144		34,584		32,064
Net realized capital (loss) gain	(31)		16		148		265
Market gain (loss) on notional experience account	54,438		(34,540)		26,388		8,726
Change in preferred interest on early conversion liability	2,251		(354)		2,215		(267)
Other income	1,180		1,719		4,222		6,162

	150,202		59,456		309,352		290,706

Benefits and expenses:
Benefits to policyholders	56,151		63,763		172,906		188,803
Commissions	9,564		10,234		29,792		31,198
Net policy acquisition costs amortized	1,251		3,870		9,630		9,065
General and administrative expense	12,672		14,118		39,446		44,222
Expense and risk charges on reinsurance	2,807		2,768		8,422		8,305
Excise tax expense	730		961		2,259		2,136
Interest expense	1,851		2,225		7,838		5,807

	85,026		97,939		270,293		289,536

Income loss before federal income taxes	65,176		(38,483)		39,059		1,170
Federal income tax (provision) benefit	(23,371)		13,085		(14,491)		(398)

Net income (loss)	41,805		(25,398)		24,568		772

Other comprehensive income (loss):
Unrealized holding gain (loss) arising during period	743		(853)		(189)		170
Income tax (provision) benefit from unrealized holdings	(260)		298		66		(58)
Reclassification of losses (gains) included in net income	31		(16)		(148)		(265)
Income tax (provision) benefit from reclassification adjustment	(11)		5		52		92

Comprehensive income (loss)	$42,308		$(25,964)		$24,349		$711

Basic earnings per share from net income (loss)	$1.03		$(1.20)		$0.68		$0.04
Diluted earnings per share from net income (loss)	$0.48		$(1.20)		$0.33		$0.04

Weighted average number of shares outstanding	40,621		21,099		36,362		20,026
Weighted average number of shares and share equivalents	86,872		21,099		85,392		20,026

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) (amounts in thousands)
	Nine Months Ended September 30,
	2004	2003
Cash flow from operating activities:
Net income	$24,568	$772
Adjustments to reconcile net income to cash
provided by operations:
Depreciation and amortization	4,867	4,766
Change in preferred interest on early conversion liability	(2,215)	267
Net realized capital gains	(148)	(265)
Notional experience account due from reinsurer	(48,934)	(27,451)
Investment credit on corporate owned life insurance	(210)	(1,540)
Equity issued for interest expense from long-term debt conversions	2,563	491
Increase (decrease) due to change in:
Receivables from agents	261	(104)
Receivable from reinsurers	823	1,472
Policy acquisition costs, net	9,630	9,065
Deferred income taxes	13,662	(33)
Claim reserves	(9,041)	16,528
Policy reserves	33,386	28,637
Accounts payable and other liabilities	(2,352)	2,925
Accrued investment income	(118)	(364)
Other, net	(26)	(543)

Cash provided by operations	26,716	34,623

Cash flow from investing activities:
Proceeds from sales of bonds	23,377	22,818
Proceeds from maturities of bonds	960	2,934
Purchase of bonds	(41,236)	(54,634)
Change in policy loans	(54)	(68)
Death benefits received from corporate owned life insurance	6,423	--
Deposits to notional experience account due from reinsurer	(40,190)	(41,241)
Acquisition of property and equipment	(1,953)	(3,336)

Cash used in investing	(52,673)	(73,527)

Cash flow from financing activities:
Repayment of long-term debt	--	(9,035)
Issuance of long-term debt	16,000	32,421

Cash provided by financing	16,000	23,386

Decrease in cash and cash equivalents	(9,957)	(15,518)
Cash balances:
Beginning of period	12,808	29,206

End of period	$2,851	$13,688

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(unaudited)
(amounts in thousands, except per share data)

        The Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2003 of Penn Treaty American Corporation (the “Company”). Certain amounts in the September 30, 2003 financial statements have been reclassified to conform to the presentation in the September 30, 2004 financial statements.

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

1.      Stock Based Employee Compensation:

        The following table reflects net income, basic and diluted earnings per share as reported and pro-forma as if the Company had adopted the fair value based method of accounting for its stock-based employee compensation awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$41,805	$(25,398)	$24,568	$772
Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(88)	(75)	(249)	(178)

Pro forma net income (loss)	$41,717	$(25,473)	$24,319	$594

Earnings per share:
Basic - as reported	$1.03	$(1.20)	$0.68	$0.04
Basic - pro forma	$1.03	$(1.21)	$0.67	$0.03
Diluted - as reported	$0.48	$(1.20)	$0.33	$0.04
Diluted - pro forma	$0.48	$(1.21)	$0.33	$0.03

2.      Regulatory Developments:

      Pennsylvania Corrective Action Plan

        The Company’s primary insurance subsidiary, Penn Treaty Network America Insurance Company (“PTNA”), which represented approximately 91% of the Company’s direct premium revenue during the nine months ended September 30, 2004, is subject to a Corrective Action Plan (the “Plan”), as approved by the Pennsylvania Insurance Department (the “Department”). American Network Insurance Company (“ANIC”), which is wholly owned by PTNA, is also subject to the provisions of the Plan.

      The Plan principally:

a)	required the Company to enter into a reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2001 Centre Agreement”) for substantially all of its existing business at December 31, 2001;

b)	limits new investments to those rated by the National Association of Insurance Commissioners (“NAIC”) as 1 or 2;

c)	limits and requires Department approval for certain affiliated transactions; and

d)	requires a $125,000 increase in statutory reserves over a three-year period, of which a $5,000 increase remains to be made by the December 31, 2004.

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

      New Policy Sales

        The Company is licensed and receives renewal premium revenue from policyholders in all states, but is currently prohibited from issuing new policies in 9 states. In February 2004, the Company received approval for the recommencement of sales in California, subject to certain continuing conditions and pending approval of certain of its policy forms. California represented approximately 15% of the Company’s direct premium revenue for the nine months ended September 30, 2004. The Company is approved for sales in Florida and Pennsylvania (subject to consent orders), which accounted for approximately 16% and 13% respectively, of the Company’s direct premium revenue for the nine months ended September 30, 2004. No other state’s sales accounted for more than 10% of the Company’s direct premium revenue for the period ended September 30, 2004.

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

        For the periods ended September 30, 2004 and 2003, respectively, the notional experience account activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning balance	$801,893	$791,853	$784,778	$708,982
Premiums, net of claims and
ceding allowance	8,861	12,612	38,133	38,103
Investment credit:
Investment income	11,863	10,627	34,271	30,633
Market gain (loss)	54,438	(34,540)	26,388	8,726
Expense and risk charges	(2,807)	(2,768)	(8,422)	(8,305)
Broker/custodian/trustee fees	(346)	(110)	(1,246)	(465)

Ending balance	$873,902	$777,674	$873,902	$777,674

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

        The Company’s current modeling and actuarial projections, which were completed as of September 30, 2004, suggest that it is likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, PTNA’s and ANIC’s statutory surplus following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, the Company will receive cash or other liquid assets equaling the value of the notional experience account from the reinsurer. The Company would also record the necessary reserves for the business in PTNA’s and ANIC’s statutory financial statements. Accordingly, the Company’s ability to commute the agreement is highly dependent upon the value of the notional experience account exceeding the level of required statutory reserves to be established. As of September 30, 2004, the statutory basis reserve liabilities of $1,016 exceeded the combination of the notional experience account value and funds held due to the reinsurer of $912. Management expects the value of the notional experience account to exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now through 2007, the notional experience account value is susceptible to market interest rate changes. Currently, a market interest rate increase of 100 basis points could reduce the value of the current notional experience account by approximately $86,000 and jeopardize the Company’s ability to commute as planned. As the intended commutation date approaches, the sensitivity of the notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter. However, the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are credited to the notional experience account balance prior to commutation.

        In the event the Company determines that commutation of the reinsurance agreement is unlikely on December 31, 2007, but likely at some future date, it will include additional annual reinsurer expense and risk charges in its deferred policy acquisition costs (“DAC”) recoverability analysis. As a result, it could impair the value of its DAC asset and record the impairment in its financial statements at that time. However, the Company currently believes that PTNA and ANIC will have sufficient statutory capital and surplus to commute the agreement on December 31, 2007 or that sufficient alternatives, such as the issuance of additional capital or new reinsurance opportunities, will be available to enable it to commute the agreement on December 31, 2007.

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

        The Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division.  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. The Company removed this case to United States District Court, Middle District of Florida, Ocala Division for a second time in November 2003. Plaintiffs’ motion to remand the case to Florida State Court was granted in April 2004.  Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution and pray for relief in the form of compensatory damages and restitution, an order of reformation of the polices, and attorney fees and court costs. No amounts were specified for compensatory damages and restitution. The Company has filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against the Company, and to strike certain allegations of the complaint as irrelevant and improper.  While the Company cannot predict the outcome of this case, it could have a material adverse impact upon its financial condition and results of operations in the event of an unfavorable outcome. The Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

        The Company and its subsidiary, PTNA, are defendants in an action in the Orange County Superior Court in the state of California. Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public. Plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long term care insurance policies. Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies, and attorney fees and court costs. No amounts were specified for compensatory damages and restitution. After review of the Company’s motions related to the plaintiffs’ complaint, the court dismissed plaintiffs’ claim for breach of fiduciary duty, and the Company filed an answer to the plaintiffs’ other claims in the complaint.  While the Company cannot predict the outcome of this case, it could have a material adverse impact upon its financial condition and results of operations in the event of an unfavorable outcome. The Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

         The Company and two of its subsidiaries, PTNA and Senior Financial Consultants Company, are defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania by National Healthcare Services, Inc. The complaint seeks compensatory damages in excess of $150 and punitive damages in excess of $5,000 for an alleged breach of contract and misappropriation.  On December 18, 2003, the Plaintiffs voluntarily dismissed their claim for misappropriation and the attendant punitive damages claim. The claims arise out of a joint venture related to the AllRisk Healthcare program, which was marketed first by PTNA and then later by Senior Financial Consultants Company. Depositions of fact witnesses were completed on October 30, 2003.  Motions for summary judgment were filed by both parties in December 2003, and in February 2004 the court granted the Company’s motion for summary judgment with respect to one claim, and denied the remaining motions. Pursuant to court order, a conference was held with a federal magistrate judge in August 2004. The parties have scheduled a second meeting with the federal magistrate judge. While the Company cannot predict the outcome of this case, it could have a material adverse impact upon its financial condition and results of operations in the event of an unfavorable outcome. The Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

        The Company’s subsidiary, PTNA, is a defendant in an action in the Los Angeles County Superior Court in the state of California.  Plaintiff filed this matter on May 28, 2004 on behalf of herself and all other persons similarly situated and the general public.  The plaintiff alleges wrongdoing in connection with the payment of long-term care insurance claims. The Plaintiff alleges violations of the California Consumer Legal Remedies Act, the California Business and Professions Code, breach of the implied duty of good faith and fair dealing, financial elder abuse and prays for relief in the form of compensatory damages and restitution, punitive damages, any accounting, attorney fees and court costs.  No amounts were specified for compensatory damages and restitution or punitive damages. The Company has filed a demurrer to all counts of the Plaintiff’s complaint, and a motion to strike allegations of the complaint, including Plaintiff’s class allegations.  On October 26, 2004, the complex litigation panel of the Los Angeles Superior Court admitted the matter into the complex program, and ordered the matter stayed until parties meet with the judge assigned to handle this matter as part of the complex program.  While the Company cannot predict the outcome of this case, it could have a material adverse impact upon its financial condition and results of operations in the event of an unfavorable outcome. However, the Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

        PTNA is a party to a reinsurance agreement to cede the risk of certain home health care claims that extend beyond 36 months. The reinsurance recoverable related to this treaty was $10,970 and $10,614 at September 30, 2004 and December 31, 2003, respectively. The reinsurer has notified PTNA that it believes that the Company is in breach of its current agreement as a result of entering into the 2001 Centre Agreement without the prior written approval of the reinsurer. PTNA has contested this assertion of breach based upon its verbal and written notification to the reinsurer prior to entering into the 2001 Centre Agreement.   PTNA further believes that the 2001 Centre Agreement substantially improved PTNA’s financial strength and further protected the reinsurer. The ultimate resolution of this dispute cannot be determined at this time.

6.      Investments:

        Management has categorized all of its investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value, with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company’s total shareholders’ equity on the balance sheet. As of September 30, 2004, there is accumulated other comprehensive gain of $379 in shareholders’ equity due to unrealized gains of $583 in the investment portfolio. As of December 31, 2003, there was accumulated other comprehensive income of $598 in shareholders’ equity due to unrealized gains of $920 in the investment portfolio.

        The amortized cost and estimated market value of the Company’s available for sale investment portfolio as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004		December 31, 2003
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Treasury securities
and obligations of U.S.
Government authorities
and agencies	$35,392	$35,855	$20,699	$21,285
Mortgage backed securities	1,869	1,981	2,020	2,056
Debt securities issued by
foreign governments	877	738	236	245
Corporate securities	21,479	21,626	19,978	20,267
Policy loans	342	342	288	288

Total investments	$59,959	$60,542	$43,221	$44,141

Net unrealized gain	$583		$920

        Pursuant to certain statutory licensing requirements, as of September 30, 2004 and December 31, 2003, the Company had on deposit bonds with an estimated market value aggregating $12,378 and $12,585, respectively, in Insurance Department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

        The Company maintains assets in a trust account under a reinsurance agreement with an unaffiliated insurer. The Company is required to hold assets equal to 102% of the reserves for the policies assumed under this agreement. At September 30, 2004 and December 31, 2003, the company was required to hold $18,491 and $15,905, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$41,805	$(25,398)	$24,568	$772
Weighted average common shares outstanding	40,621	21,099	36,362	20,026

Basic earnings per share from net income (loss)	$1.03	$(1.20)	$0.68	$0.04

Net income (loss)	$41,805	$(25,398)	$24,568	$772
Adjustments net of tax:
Change in preferred interest on early conversion liability	(1,444)	--	(1,393)	--
Interest expense on convertible debt	1,047	--	4,566	--
Amortization of debt offering costs	64	--	479	--

Diluted net income (loss)	$41,472	$(25,398)	$28,220	$772

Weighted average common shares outstanding	40,621	21,099	36,362	20,026
Common stock equivalents due to dilutive effect of stock
options/warrants	72	--	84	--
Shares converted from convertible debt	46,179	--	48,946	--

Total outstanding shares for diluted earnings per share
computation	86,872	21,099	85,392	20,026

Diluted earnings per share from net income (loss)	$0.48	$(1.20)	$0.33	$0.04

        The weighted average of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 47,541 and 98,811 for the three months ended September 30, 2004 and 2003, respectively, and 46,738 and 82,987 for the nine months ended September 30, 2004 and 2003, respectively, because to do so would have been anti-dilutive. These securities include options, warrants and convertible debt securities that have exercise prices above the current period market price or the inclusion of which would result in a lower net income (loss) per share.

8.     Long-Term Debt:

        Principal repayment of the Company’s long-term debt outstanding at September 30, 2004 is as follows:

2004	$--
2005	--
2006	--
2007	--
2008	80,686

Total	$80,686

        All of the Company’s long-term debt is 6.25% convertible subordinated notes due 2008 (the “2008 Notes”). The 2008 Notes have a conversion price of $1.75 per share and are mandatorily convertible if, at any time after October 15, 2005, the 15-day average closing price of the Company’s common stock exceeds 110% of the conversion price. The 2008 Notes also provide that, upon conversion prior to October 15, 2005, the Company will pay the holder additional interest (referred to as “preferred interest on early conversion”) equal to the amount, on a discounted basis, that would otherwise have been paid from the date of conversion until October 15, 2005. The interest amount, which is discounted from October 15, 2005 to the date of early conversion at a rate of 6.25%, is payable at the Company’s discretion in cash or in shares of common stock. If the interest is paid in common stock, the number of shares issued will be determined based on a per share value equal to 90% of the current market price of the Company’s common stock.

        During the nine months ended September 30, 2004 and 2003, $25,406 and $3,217 of the Company’s 2008 Notes were converted into 14,518 and 1,838 shares of common stock, respectively. The Company issued 1,359 and 213 shares of common stock as payment for preferred interest on early conversion for the nine months ended September 30, 2004 and 2003, respectively. During the three months ended September 30, 2004 and 2003, $1,101 and $3,166 of the Company’s 2008 Notes were converted into 629 and 1,809 shares of common stock, respectively. The Company issued 43 and 208 shares of common stock as payment for preferred interest on early conversion for the three months ended September 30, 2004 and 2003, respectively. In connection with these conversions, the Company recognized additional interest expense of $88 and $2,563 for the three and nine months ended September 30, 2004, respectively, and $483 and $490 of additional interest expense for the three and nine months ended September 30, 2003, respectively.

        As noted above, holders of the 2008 Notes are entitled to convert their notes into shares of common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received until that date. This feature is an embedded derivative as defined in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This embedded derivative is not clearly and closely related to the host contract, the convertible subordinated notes because it could at least double the investor’s initial rate of return on the host contract and could also result in a rate of return that is at least twice what otherwise would be the market return for a contract that has the same terms as the host contract and that involves a debtor with a similar credit quality.

        The Company has valued and bifurcated the embedded derivative from the host contract. At each balance sheet date, the embedded derivative is recorded at fair value, with any change in fair value recognized in current operations.

        As of September 30, 2004 and December 31, 2003, the fair value of the embedded derivative was $1,291 and $3,018, respectively. In determining the fair value of the embedded derivative, the Company makes certain assumptions, including with respect to the future volatility and liquidity of the Company’s common stock, as well as recent trends in the number of holders converting.

        Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(amounts in thousands, except per share data)

Overview

        Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care and Medicare supplement.

        Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported claims, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. Our reserves are certified annually by our consulting actuary as to standards required by the insurance departments for our domiciliary states and for the other states in which we conduct business. We believe we maintained adequate reserves as mandated by each state in which we are currently writing business at September 30, 2004.

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

        As part of this agreement, annual risk charges of approximately $11,000 are credited against our notional experience account by the reinsurer. The annual amount will increase if we do not commute on December 31, 2007. This agreement does not qualify for reinsurance treatment in accordance with generally accepted accounting principles (“GAAP”) because it does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, the expense and risk charges credited to the notional experience account by the reinsurer and the aggregate limit of liability. However, this agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

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

        Our current modeling and actuarial projections, which were completed as of September 30, 2004, suggest that we are likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, our statutory capital following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, PTNA and ANIC would receive cash or other liquid assets equaling the market value of our notional experience account from the reinsurer. We would also record the necessary reserves for the business in PTNA’s and ANIC’s statutory financial statements. Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. As of September 30, 2004, the statutory basis reserve liabilities of $1,016 exceeded the combination of the notional experience account value and funds held due to the reinsurer of $912. We expect the value of the notional experience account to exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A current market interest rate increase of 100 basis points could reduce the market value of the notional experience account by approximately $86,000 and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the reacquired policies. The reinsurer has agreed to invest the underlying assets of the notional experience account in a manner that we request in order to minimize short term volatility at that time.

        In the event we determine that commutation of the reinsurance agreement is unlikely on December 31, 2007, but likely at some future date, we will include additional annual expense and risk charge credits against our notional experience account in our deferred policy acquisition costs (“DAC”) recoverability analysis. As a result, we could impair the value of our DAC asset and record the impairment in our financial statements. However, we currently believe that we will have sufficient statutory capital and surplus to commute the reinsurance agreement on December 31, 2007 or that sufficient alternatives, such as proceeds from additional capital issuance or new reinsurance opportunities, will be available to enable us to commute the agreement as planned.

        In addition to the requirement to enter into the 2001 Centre Agreement, the Plan principally:

a)	limits new investments to those rated by the NAIC as 1 or 2;
b)	limits and requires Department approval for certain affiliated transactions; and
c)	requires a $125,000 increase in statutory reserves over a three-year period, of which a $5,000 increase remains to be made by the end of 2004.

        Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 18 additional states. These 41 states represented approximately 91% of our direct premium revenue in the three months ended September 30, 2004. We are actively working with the remaining states to recommence new policy sales in all jurisdictions.

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

        In March 2004, the reinsurer notified us that, for reasons unrelated to us, it would discontinue its quota share reinsurance of new long-term care insurance policies issued after July 31, 2004.  Policies issued and reinsured prior to this date and policies covered by the 2001 Centre Agreement are unaffected by the reinsurer’s notification to us.  We are in discussions with several reinsurers regarding a new reinsurance relationship and anticipate that, if successfully entered into, a new treaty could retroactively include policies issued on or after August 1, 2004. If we are unable to replace this agreement our statutory surplus could be negatively impacted as a result of the surplus strain caused by new premium growth.

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

        Investment income and notional experience account. Our investment portfolio, excluding our notional experience account, consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the duration of our investments (approximately 3.2 years), investment income does not immediately reflect changes in market interest rates.

        In connection with the 2001 Centre Agreement, we transferred substantially our entire investment portfolio in the first quarter of 2002 to the reinsurer as the initial premium payment. The initial and future premium for the reinsured policies, less claims payments, ceding commissions and risk charges, is credited to a notional experience account, the balance of which also receives an investment credit based upon the total market return of a series of benchmark indices and derivative hedges. The notional experience account balance represents an amount to be paid to us in the event of commutation of the agreement. We believe that the notional experience account represents a hybrid instrument, containing both a fixed debt host contract and an embedded derivative. The economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the fixed debt host contract. We are accounting for the investment credit received on the notional experience account as follows:

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

        Lapsation and persistency can both positively and adversely affect future earnings. Reduced lapsation and higher persistency generally result in higher renewal premiums and lower amortization of DAC, but may lead to increased claims in future periods. Higher lapsation can result in reduced premium collection, a greater percentage of higher-risk policyholders, and accelerated expensing of DAC. However, higher lapsation may also lead to decreased claims in future periods. Actual persistency, on an annualized basis, for the quarter ended September 30, 2004 was approximately 90%, which was higher than our assumption of 87%.

Results of Operations

Three Months Ended September 30, 2004 and 2003

        Premiums.   Total premium revenue earned in the three month period ended September 30, 2004 (the “2004 quarter”), including long-term care, disability, life and Medicare supplement, decreased 1.4% to $80,309, compared to $81,471 in the same period in 2003 (the “2003 quarter”).

        Total first year premium revenue in the 2004 quarter increased 39.7% to $2,892, compared to $2,070 in the 2003 quarter. First year long-term care premium revenue in the 2004 quarter increased 47.5% to $2,704, compared to $1,833 in the 2003 quarter. We anticipate that first year premium revenue will continue to increase as independent agents who sold our policies prior to the cessation of sales are reengaged and independent agents who had not previously sold our policies are recruited. In addition, we anticipate that we will recommence sales in additional states in which we are currently not writing new business. The rate of growth could be negatively impacted by our inability to increase our financial ratings with A.M. Best and Standard and Poor’s rating services, continued consumer and agent concerns regarding our financial strength and our ability to enter into a reinsurance agreement for new business sold after July 31, 2004.

        Total renewal premium revenue in the 2004 quarter decreased 2.5% to $77,421, compared to $79,401 in the 2003 quarter. Renewal long-term care premium revenue in the 2004 quarter decreased 3.0% to $74,117, compared to $76,397 in the 2003 quarter. We may continue to experience reduced renewal premium revenue in the future, primarily driven by the reduced level of new premium revenue in recent prior periods as discussed above and the lapsation of existing policies.

        Net investment income. Net investment income earned for the 2004 quarter increased 8.2% to $12,055, from $11,144 for the 2003 quarter.

        Our average yield on invested assets at cost, including the notional experience account and cash equivalents, was 5.36% and 5.21% in the 2004 and 2003 quarters, respectively. The investment income component of our notional experience account investment credit generated $11,863 and $10,627 in the 2004 and 2003 quarters, respectively. The yield on our notional experience account was 5.76% and 5.59% in the 2004 and 2003 quarters, respectively. The increase in our average yield is due to an increase in market interest rates, which has the greatest impact on our notional experience account. The notional experience account return is based upon the yield to maturity of the underlying benchmark indices, which are comprised of U.S. Treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and has a duration of approximately 11 years.

        Market gain (loss) on notional experience account. We recorded a market gain on our notional experience account balance of $54,438 in the 2004 quarter compared to a market loss of $34,540 in the 2003 quarter.

        During the 2004 quarter, interest rates decreased, leading to a market gain on the notional experience account. The yield on the notional experience account was 5.9% at June 30, 2004 compared to 5.4% at September 30, 2004. During the 2003 quarter, interest rates increased, leading to a market loss on the notional experience account. The yield on the notional experience account was 5.1% at June 30, 2003 compared to 5.4% at September 30, 2003.

        Change in preferred interest on early conversion. We recorded $2,251 of income and a loss of $354 in the 2004 and 2003 quarters, respectively, to reflect the change in value of the preferred interest on early conversion. The fair value of the embedded derivative was $1,291 and $2,305 as of September 30, 2004 and 2003, respectively. We believe that the value of the embedded derivative is significantly affected by the ability of investors to liquidate their shares in the market. We further believe that the number of shares of our common stock outstanding and the average daily trading volume of our common stock provide an indication of the ability of the market to bear additional sales of stock without a material reduction of the current market value of those shares. Throughout 2003 and the first two quarters of 2004, the liquidity of our common stock rose significantly, as did the average daily trading volume. As a result, we increased our estimates of the value of the embedded derivative based on an assumption that conversions were more likely to occur without stock price deflation. The decrease in value in the 2004 quarter is due primarily to a decrease in the closing price of our common stock at September 30, 2004 compared to June 30, 2004. If we assumed that all holders converted on September 30, 2004, without giving any consideration to the relationship of the current share price to the conversion price or to the impact of this level of conversions on the stock price, the value of the embedded derivative would be $5,317, compared to $7,011 at June 30, 2004. If actual experience deviates from current assumptions, our financial results may be significantly impacted in future periods.

        Other income. We recorded $1,180 in other income during the 2004 quarter, down from $1,719 in the 2003 quarter. There was a decrease in the income generated from our ownership of corporate owned life insurance policies due to a reduction in our balance due to the payment of death benefits and a decrease in our crediting rate.

        Benefits to policyholders. Total benefits to policyholders in the 2004 quarter decreased 11.9% to $56,151, compared to $63,763 in the 2003 quarter. Our loss ratio, or policyholder benefits to premium revenue, was 69.9% in the 2004 quarter, compared to 78.3% in the 2003 quarter. The loss ratio has decreased due to premium rate increases and certain claims processing improvements.

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

        Historically, we have observed variations throughout the year in the payment or incurrals of new claims. Management employs seasonal assumptions throughout the year, based upon observed historical trends, in the establishment of its claim reserves so that it can more consistently monitor loss ratio variances from its expectations based upon other significant factors such as claims duration and incidence. We reduced our claims reserves by approximately $3,129 and $3,278 as of September 30, 2004 and 2003, respectively, to reflect this seasonal variation.

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

        Commissions. Commissions to agents decreased 6.5% to $9,564 in the 2004 quarter, compared to $10,234 in the 2003 quarter.

        First year commissions on accident and health business in the 2004 quarter increased 52.1% to $1,717, compared to $1,129 in the 2003 quarter, due to the increase in first year accident and health premium revenue. The ratio of first year accident and health commissions to first year accident and health premium revenue was 59.4% in the 2004 quarter and 54.5% in the 2003 quarter. The first year commission ratio for both the 2004 and 2003 quarters is lower than the first year commission ratio prior to the cessation of sales in 2001 due to the increased portion of premium revenue attributable to the sale of our Secured Risk, Medicare Supplement and franchise group policies. All of these policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies. Individual long-term care policy sales have declined as a result of our lower financial ratings with A.M. Best and Standard and Poor’s rating services and continued consumer and agent concerns regarding our financial strength. We believe that this ratio will continue to increase as the sale of our individual long-term care policies increase as a percentage of total sales.

        Renewal commissions on accident and health business in the 2004 quarter decreased 11.3% to $8,550, compared to $9,642 in the 2003 quarter, due to the decrease in renewal accident and health premium revenue. The ratio of renewal accident and health commissions to renewal accident and health premiums was 11.1% in the 2004 quarter and 12.2% in the 2003 quarter. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001. We do not pay commissions on the additional premium collected as a result of a rate increase, which reduces the ratio of renewal commissions to renewal premium revenue.

        Net policy acquisition costs amortized. The net policy acquisition costs amortized in the 2004 quarter decreased to $1,251, compared to $3,870 in the 2003 quarter.

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

        General and administrative expenses. General and administrative expenses in the 2004 quarter decreased 10.2% to $12,672, compared to $14,118 in the 2003 quarter. The ratio of total general and administrative expenses to premium revenues was 15.8% in the 2004 quarter, compared to 17.3% in the 2003 quarter.

        Salaries and benefits expense was approximately $350 less in the 2004 quarter than the 2003 quarter due to the elimination of positions in both 2003 and 2004. Legal fees were approximately $450 less in the 2004 quarter than the 2003 quarter due to a reduction in activity related to our litigation. In addition expenses at one of our agency subsidiaries was approximately $700 less in the 2004 quarter compared to the 2003 quarter due to reductions in staff and the closing of certain unprofitable satellite offices.

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

        Expense and risk charges on reinsurance and excise tax expense. Our 2001 Centre Agreement provides the reinsurer with annual expense and risk charges, which are credited against our notional experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2004 and 2003 quarters, we incurred charges of $2,807 and $2,768, respectively, for this item. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer equal to one percent of the net premium revenue ceded to the foreign reinsurer. We recorded $730 and $961 for excise tax expenses in the 2004 and 2003 quarters, respectively.

        Interest expense. Interest expense in the 2004 quarter decreased 16.8% to $1,851, compared to $2,225 in the 2003 quarter. The interest expense in both the 2004 and 2003 quarters is primarily related to our convertible subordinated notes, which pay interest at an annual percentage rate of 6.25%. The decrease in interest expense is due to a reduction in the average debt outstanding in the 2004 quarter compared to the 2003 quarter and a reduction in the amount of debt converted in the 2004 quarter compared to the 2003 quarter. We incur interest expense related to the conversion of our convertible subordinated notes.  Holders of our convertible subordinated notes are entitled to convert their notes into shares of our common stock before October 15, 2005 and receive a discounted amount of interest that they would have otherwise received through October 15, 2005 had they not converted the notes. We incurred $88 of interest expense from the conversion of $1,101 in convertible subordinated notes during the 2004 quarter. During the 2003 quarter, we incurred $483 of interest expense from the conversion of $3,166 in convertible subordinated notes.

        Federal income tax benefit (provision). Our provision for Federal income taxes was $23,371 in the 2004 quarter, compared to a benefit of $13,085 in the 2003 quarter. The effective tax rate was 36% and 34% in the 2004 and 2003 quarters, respectively. The increase is due to a reduction in the income received on our corporate owned life insurance policies, which is not included in taxable income.

Nine Months Ended September 30, 2004 and 2003

        Premiums.   Total premium revenue earned in the nine month period ended September 30, 2004 (the “2004 period”), including long-term care, disability, life and Medicare supplement, decreased 0.8% to $241,795, compared to $243,756 in the same period in 2003 (the “2003 period”).

        Total first year premium revenue in the 2004 period increased 56.8% to $8,319, compared to $5,305 in the 2003 period. First year long-term care premium revenue in the 2004 period increased 65.6% to $7,689, compared to $4,636 in the 2003 period. We anticipate that first year premium revenue will continue to increase as independent agents who sold our policies prior to the cessation of sales are reengaged and independent agents who had not previously sold our policies are recruited. In addition to this increase in states in which we have recommenced sales, we anticipate that we will recommence sales in additional states in which we are currently not writing new business. The rate of growth could be negatively impacted by our inability to increase our financial ratings with A.M. Best and Standard and Poor’s rating services, continued consumer and agent concerns regarding our financial strength and our ability to enter into a reinsurance agreement for new business sold after July 31, 2004.

        Total renewal premium revenue in the 2004 period decreased 2.1% to $233,479 compared to $238,451 in the 2003 period. Renewal long-term care premium revenue in the 2004 period decreased 2.4% to $223,946, compared to $229,522 in the 2003 period. We may continue to experience reduced renewal premium revenue in the future, primarily driven by the reduced level of new premium revenue in recent prior periods as discussed above and the lapsation of existing policies.

        Net investment income. Net investment income earned for the 2004 period increased 7.9% to $34,584, from $32,064 for the 2003 period.

        Our average yield on invested assets at cost, including cash and cash equivalents, was 5.17% and 5.35% in the 2004 and 2003 periods, respectively. The investment income component of our notional experience account investment credit generated $34,271 and $30,633 in the 2004 and 2003 periods, respectively. The yield on our notional experience account was 5.64% and 5.61% in the 2004 and 2003 periods, respectively.

        Market (loss) gain on notional experience account. We recorded a market gain on our notional experience account balance of $26,388 in the 2004 period compared to a market gain of $8,726 in the 2003 period. The notional experience account is susceptible to market interest rate changes. As a result, our future financial results are subject to significant volatility.

        During the 2004 period, interest rates decreased, leading to a market gain on the notional experience account. The yield on the notional experience account was 5.6% on December 31, 2003 compared to 5.4% at September 30, 2004. During the 2003 period, interest rates also decreased, leading to a market loss on the notional experience account. The yield on the notional experience account was 5.7% at December 31, 2002 compared to 5.4% at September 30, 2003.

        Change in preferred interest on early conversion. We recorded a gain of $2,215 and an expense of $267 in the 2004 and 2003 periods, respectively, to reflect the change in value of the preferred interest on early conversion. The fair value of the embedded derivative was $1,291 and $2,305 as of September 30, 2004 and 2003, respectively. We believe that the value of the embedded derivative is significantly affected by the ability of investors to liquidate their shares in the market. We further believe that the number of shares of our common stock outstanding and the average daily trading volume of our common stock provide an indication of the ability of the market to bear additional sales of stock without a material reduction of the current market value of those shares. Throughout 2003 and the 2004 period, the liquidity of our common stock rose significantly, as did the average daily trading volume. As a result, we increased our estimates of the value of the embedded derivative based on an assumption that conversions were more likely to occur without stock price deflation. The decrease in value in the 2004 period is due primarily to a decrease in the closing price of our common stock at September 30, 2004 compared to December 31, 2003. If we assumed that all holders converted on September 30, 2004, without giving any consideration to the relationship of the current share price to the conversion price or to the impact of this level of conversions on the stock price, the value of the embedded derivative would be $5,317. If actual experience deviates from current assumptions, our financial results may be significantly impacted in future periods.

        Other income. We recorded $4,222 in other income during the 2004 period, down from $6,162 in the 2003 period. The decrease is attributable primarily to a decrease in the income generated from our ownership of corporate owned life insurance policies due to reduced outstanding balances and a decrease in our crediting rate. In addition, net commission payments earned by our agency subsidiaries were less in the 2004 period than in the 2003 period, primarily as a result of decreased production.

        Benefits to policyholders. Total benefits to policyholders in the 2004 period decreased 8.4% to $172,906, compared to $188,803 in the 2003 period. Our loss ratio, or policyholder benefits to premium revenue, was 71.5% in the 2004 period, compared to 77.5% in the 2003 period. The loss ratio has decreased due to premium rate increases and certain claims processing improvements.

        Historically, we have observed variations throughout the year in the payment or incurrals of new claims. Management employs seasonal assumptions throughout the year, based upon observed historical trends, in the establishment of its claim reserves so that it can more consistently monitor loss ratio variances from its expectations based upon other significant factors such as claims duration and incidence. We reduced our claims reserves by approximately $3,129 and $3,278 as of September 30, 2004 and 2003, respectively, to reflect this seasonal variation.

        Commissions.   Commissions to agents decreased 4.5% to $29,792 in the 2004 period, compared to $31,198 in the 2003 period.

        First year commissions on accident and health business in the 2004 period increased 72.9% to $4,868, compared to $2,816 in the 2003 period, primarily due to the increase in first year accident and health premium revenue. The ratio of first year accident and health commissions to first year accident and health premium revenue was 58.5% in the 2004 period and 53.1% in the 2003 period. The first year commission ratio for both the 2004 and 2003 periods is lower than the first year commission ratio prior to the cessation of sales in 2001 due to the increased sale of our Secured Risk, Medicare Supplement and franchise group policies as a percentage of new sales. All of these policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies. Individual long-term care policy sales have declined as a result of our lower financial ratings with A.M. Best and Standard and Poor’s rating services and continued consumer and agent concerns regarding our financial strength. We believe that this ratio will continue to increase as the sale of our individual long-term care policies increase as a percentage of total sales.

        Renewal commissions on accident and health business in the 2004 period decreased 10.5% to $26,856, compared to $30,014 in the 2003 period, due to the decrease in renewal accident and health premium revenue. The ratio of renewal accident and health commissions to renewal accident and health premiums was 11.6% in the 2004 period and 12.7% in the 2003 period. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001. We do not pay commissions on the additional premium collected as a result of a rate increase, which reduces the ratio of renewal commissions to renewal premium revenue.

        Net policy acquisition costs amortized. The net policy acquisition costs amortized in the 2004 period increased to $9,630, compared to $9,065 in the 2003 period.

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

        General and administrative expenses. General and administrative expenses in the 2004 period decreased 10.8% to $39,446, compared to $44,222 in the 2003 period. The ratio of total general and administrative expenses to premium revenues was 16.3% in the 2004 period, compared to 18.1% in the 2003 period.

        During the 2003 period, we recorded expense of approximately $2,500 related to the initial recognition of future retirement benefits payable to our former chairman and severance related expenses for certain managers whose positions were eliminated during the third quarter of 2003. Legal fees were approximately $420 less in the 2004 period than the 2003 period due to a reduction in activity related to our litigation. In addition, expenses at one our agency subsidiaries was approximately $1,400 less in the 2004 quarter due to reductions in staff and the closing of certain unprofitable satellite offices.

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

        Expense and risk charges on reinsurance and excise tax expense. Our 2001 Centre Agreement provides the reinsurer with annual expense and risk charges, which are credited against our notional experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2004 and 2003 periods, we incurred charges of $8,422 and $8,305, respectively, for this item. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer equal to one percent of the net premium revenue ceded to the foreign reinsurer. We recorded $2,259 and $2,136 for excise tax expenses in the 2004 and 2003 periods, respectively.

        Interest expense. Interest expense in the 2004 period increased 35.0% to $7,838, compared to $5,807 in the 2003 period. The interest expense in both the 2004 and 2003 periods is primarily related to our convertible subordinated notes, which pay interest at an annual percentage rate of 6.25%. We incur additional interest expense related to the conversion of our convertible subordinated notes.  Holders of our convertible subordinated notes are entitled to convert their notes into shares of our common stock before October 15, 2005 and receive a discounted amount of interest that they would have otherwise received through October 15, 2005 had they not converted the notes. We incurred $2,563 of interest expense from the conversion of $25,406 in convertible subordinated notes during the 2004 period. During the 2003 period, we incurred $490 of interest expense from the conversion of $3,217 in convertible subordinated notes. This increase in interest expense was partially offset by the decrease in outstanding notes due to the conversions.

        Federal income tax benefit (provision). Our provision for Federal income taxes was $14,491 in the 2004 period, compared to $398 in the 2003 period. The effective tax rate was 37% and 34% in the 2004 and 2003 periods, respectively. The increase in the effective tax rate is due to an increase in the amount of interest paid in shares of our common stock at the time of conversion of our subordinated convertible debt and a decrease in the income received from our corporate owned life insurance policies.

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

        In the 2004 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash decreased $9,957 in the 2004 period primarily due to payments made to our reinsurer of $40,190 and the purchase of $41,236 in bonds. Our cash was increased during the period primarily due to $16,000 in additional funds generated from the sale of convertible subordinated debt. This was supplemented by $26,716 from operations and $23,377 from the sales of bonds. The major source of cash from operations was premium revenue and investment income received and the major use of cash was for claims paid to policyholders and commission paid to agents.

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

      Parent company operations

        We have engaged in financing activities, including issuance of debt securities, over the past two years to fund our liquidity and subsidiary capital needs. These activities have included:

1.	In the first quarter of 2003, we completed the sale of 2008 Notes and received proceeds of $32,421. We used $16,000 of the proceeds to satisfy the premium to surplus requirements of our voluntary consent order with the Florida Insurance Department. We used the remaining proceeds to supplement parent liquidity, retire our remaining 2003 Notes, and for general working capital purposes.

2.	In the first quarter of 2004, we issued an additional $16,000 in 2008 Notes. We used the proceeds to supplement parent liquidity, for general working capital purposes and to further supplement our subsidiaries’ statutory surplus.

        In addition, during 2003, holders of $8,122 of our 2008 Notes elected to convert their 2008 Notes for 5,184 shares of our common stock, which includes 543 shares issued for interest paid for conversion prior to October 15, 2005, and during 2004, holders of $25,406 of our 2008 Notes elected to convert their 2008 Notes for 15,876 shares of our common stock, which includes 2,563 shares issued for interest paid for conversion prior to October 15, 2005.

        At September 30, 2004, our total principal payment and lease obligations through 2008 were as follows:

	Debt	Lease Obligations	Total
2004	$--	$173	$173
2005	--	380	380
2006	--	189	189
2007	--	91	91
2008	80,686	37	80,723

Total	$80,686	$870	$81,556

        The parent company’s cash needs primarily include interest payments on outstanding debt, capital contributions to our insurance subsidiaries and operating expenses. The funding has been primarily derived from the operating cash flow of our agency subsidiary operations and the issuance of debt and equity securities. We believe that our cash currently on hand and the dividend capabilities of our agency subsidiaries will be sufficient to meet our liquidity needs through April 15, 2005, but may be insufficient to meet our interest payments thereafter. If we are unable to generate sufficient funds through operations or raise additional capital to meet our debt service obligations on or after April 15, 2005, or if our assumptions about our ability to service our debt through that date are not correct, we may default on our debt obligations. We will need to raise additional capital to satisfy any parent company liquidity needs, beyond October 2005, particularly if the price of our common stock on or after October 15, 2005 is insufficient to cause mandatory conversion of our 2008 Notes.

Our anticipated cash needs for the remainder of 2004 are as follows:

Debt interest payments	$2,500
Capital contribution to PTNA	2,000
Parent expenses	200

Cash requirements	$4,700

Our anticipated sources to meet our 2004 obligations are:

Cash and investments on hand	$5,600
Subsidiary sources	1,100

Cash sources	$6,700

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

      Forward Looking Statements

        Certain statements made by us may be considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. An investment in our securities includes certain risks, which may be specific to us or to the long-term care insurance industry. Factors which could cause actual results to differ from expectations include, among others, our ability to comply with the Corrective Action Plan, the Florida Consent Order, the orders or directives of other states in which we do business or any special provisions imposed by states in connection with the resumption of writing new business, our ability to commute our reinsurance agreement and to recapture our reinsured policies and accumulated notional experience account balance, our ability to meet our future risk-based capital goals, the adverse financial impact of suspending new business sales, our ability to raise adequate capital to meet regulatory requirements and to support anticipated growth, our ability to refinance, convert or repay our outstanding debt and associated interest requirements, the volatility of market interest rates and the resultant impact upon our notional experience account, the cost associated with recommencing new business sales, liquidity needs and debt obligations, the adequacy of our loss reserves and the recoverability of our DAC asset, our ability to sell insurance products in certain states, including California, our ability to resume generating new business in all states, our ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of our capital and surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, our ability to defend ourselves against adverse litigation, the success of our new marketing arrangement with Long Term Care Exchange, LTD. and our ability to recapture, expand and retain our network of productive independent agents, especially in light of the suspension of new business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (amounts in thousands)

        We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. A significant portion of assets and liabilities are financial instruments which are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures relate to interest rate risk on our notional experience account and fixed rate domestic medium-term instruments and, to a lesser extent, domestic short-term and long-term instruments. We have established strategies, asset quality standards, asset allocations and other relevant criteria for our portfolio to manage our exposure to market risk.

        Our financial instruments are held for purposes other than trading. Our portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions. However, our notional experience account balance, which represents approximately 94% of our investable assets at September 30, 2004, is with one reinsurer. Although sufficient assets to support our statutory reserve liabilities are secured by trust accounts and irrevocable letters of credit with major United States financial institutions, the accumulated profits of our reinsured business are susceptible to significant credit risk of the reinsurer.

        We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent approximately 87% of total liabilities). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

        The hypothetical effects of changes in market rates or prices on the fair values of our financial instruments (including our notional experience account balance, as discussed below) as of September 30, 2004, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

        If interest rates had increased by 100 basis points at September 30, 2004, there would have been a decrease of approximately $91,000 in the net fair value of our investment portfolio less our long-term debt. A 200 basis point increase in market rates at September 30, 2004 would have resulted in a decrease of approximately $173,000 in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $102,000 and $215,000, respectively, in the net fair value of our total investments and debt.

        We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict the possible impact on our investment income of hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of September 30, 2004.

Item 4. Controls and Procedures

        Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        The Company and its subsidiary, Penn Treaty Network America Insurance Company (“PTNA”), are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division.  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. We removed this case to United States District Court, Middle District of Florida, Ocala Division for a second time in November 2003. Plaintiffs’ motion to remand the case to Florida State Court was granted in April 2004.  Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution and pray for relief in the form of compensatory damages and restitution, an order of reformation of the policies, and attorney fees and court costs. No amounts were specified for compensatory damages and restitution. We have filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against us, and to strike certain allegations of the complaint as irrelevant and improper.  While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations in the event of an unfavorable outcome. We believe that the complaint is without merit and intend to continue to defend the matter vigorously.

        The Company and its subsidiary, PTNA, are defendants in an action in the Orange County Superior Court in the state of California. Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public. Plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long-term care insurance policies. Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies, and attorney fees and court costs. No amounts were specified for compensatory damages and restitution. After review of our motions related to plaintiffs’ complaint, the court dismissed plaintiffs’ claim for breach of fiduciary duty, and we filed an answer to the plaintiffs’ other claims in the complaint.  While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations in the event of an unfavorable outcome. We believe that the complaint is without merit and intend to continue to defend the matter vigorously.

The Company and two of its subsidiaries, PTNA and Senior Financial Consultants Company (“SFCC”), are defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania by National Healthcare Services, Inc. The complaint seeks compensatory damages in excess of $150 and punitive damages in excess of $5,000 for an alleged breach of contract and misappropriation.  On December 18, 2003, the Plaintiffs voluntarily dismissed their claim for misappropriation and the attendant punitive damages claim. The claims arise out of a joint venture related to the AllRisk Healthcare program, which was marketed first by PTNA and then later by SFCC. Depositions of fact witnesses were completed on October 30, 2003.  Motions for summary judgment were filed by both parties in December 2003, and in February 2004 the court granted our motion for summary judgment with respect to one claim, and denied the remaining motions. Pursuant to court order, a conference was held with a federal magistrate judge in August 2004. The parties have scheduled a second meeting with the federal magistrate judge. While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations in the event of an unfavorable outcome. We believe that the complaint is without merit and intend to continue to defend the matter vigorously.

        The Company’s subsidiary, PTNA, is a defendant in an action in the Los Angeles County Superior Court in the state of California.  Plaintiff filed this matter on May 28, 2004 on behalf of herself and all other persons similarly situated and the general public.  The Plaintiff alleges wrongdoing in connection with the payment of long-term care insurance claims. The Plaintiff alleges violations of the California Consumer Legal Remedies Act, the California Business and Professions Code, breach of the implied duty of good faith and fair dealing, financial elder abuse and prays for relief in the form of compensatory damages and restitution, punitive damages, an accounting, attorney fees and court costs.  No amounts were specified for compensatory damages and restitution or punitive damages. We have filed a demurrer to all counts of the Plaintiff’s complaint, and a motion to strike allegations of the complaint, including Plaintiff’s class allegations.  On October 26, 2004, the complex litigation panel of the Los Angeles Superior Court admitted the matter into the complex program, and ordered the matter stayed until parties meet with the judge assigned to handle this matter as part of the complex program.  While the Company cannot predict the outcome of this case, it could have a material adverse impact upon its financial condition and results of operations in the event of an unfavorable outcome. However, we believe that the complaint is without merit and intend to continue to defend the matter vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits

      (a) Exhibits

10.1	Letter of Agreement dated October 27, 2004 betweeb Penn Treaty Network America Insurance Company and The LTC Exchange, Ltd.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN TREATY AMERICAN CORPORATION
Registrant

Date: November 12, 2004	/s/ William W. Hunt William W. Hunt President and Chief Executive Officer

Date: November 12, 2004	/s/Mark Cloutier Mark Cloutier Senior Vice President and Chief Financial Officer