Form 10-K
period 2004-12-31
PENN TREATY AMERICAN CORP
filed 2005-05-03
CIK 814181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]     Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended
December 31, 2004

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
Yes [ ] No [X]

Based upon the last sale price of the registrant’s Common Stock on June 30, 2004, the aggregate market value of the 37,312,523 outstanding shares of voting stock held by non-affiliates of the registrant was $74,998,171.

As of April 27, 2005, 48,340,130 shares of the registrant’s Common Stock were issued and outstanding.

Documents Incorporated by Reference:

Portions of the following documents are incorporated by reference in the Annual Report on Form 10-K:

The registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholder to be filed not later than 120 days after the close of the fiscal year (incorporated into Part III).

Table of Contents
Page

PART I	------	3
ITEM 1. ITEM 2. ITEM 3. ITEM 4.	BUSINESS PROPERTIES LEGAL PROCEEDINGS SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERs	3 29 29 30

PART II	-------	31
ITEM 5. ITEM 6. ITEM 7. ITEM 7A. ITEM 8. ITEM 9. ITEM 9A.	MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS AND ISSUER PURCHASES
            OF EQUITY SECURITIES
SELECTED CONSOLIDATED FINANCIAL DATA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
	CONTROLS AND PROCEDURES	31 32 38 58 59 61 61

PART III	--------	61
ITEM 10. ITEM 11. ITEM 12. ITEM 13. ITEM 14.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER
            MATTERS
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
	PRINCPAL ACCOUNTING FEES AND SERVICES	65 61 61 62 62

PART IV	-------	62
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	62

PART I

        Item 1.   Business

        Certain statements made by us in this filing may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include those described in “Risk Factors” beginning on page 6.

        (a)    The Company and the Long-term Care Insurance Industry

Penn Treaty American Corporation

        We are a leading provider of long-term care insurance in the United States. Our principal products are individual, defined benefit accident and health insurance policies covering long-term care services, including confinement to nursing facilities and assisted living facilities, as well as home health care. Our policies are designed to provide meaningful benefits if and when the insured is no longer capable of functioning independently. We also own insurance agencies that sell senior-market insurance products issued by us as well as other insurers.

        We introduced our first long-term nursing home insurance product in 1972 and our first home health care insurance product in 1983. Since then we have developed several new products designed to meet the changing needs of our customers that were the first of their kind in the long-term care industry. Our primary product offerings are:

o	The Assisted Living Plus® policy, which provides coverage for all levels of facility care and includes an optional home health care rider;
o	The Personal Freedom® policy, which provides comprehensive coverage for facility and home health care;
o	The Independent Living® policy, which provides coverage for home and community-based care furnished by licensed care providers, as well as unlicensed caregivers;
o	The Post Acute Recovery policy, which provides coverage for short-term recuperative care received in a long-term care facility, or the policyholder’s home;
o	The Secured Risk® product, which is a limited benefit policy designed for substandard risks; and
o	Simple LTC SolutionSM, which offers a new and simplified approach to long-term care insurance, and includes innovative features, such as a policyholder co-payment for covered services.

        Although nursing home and home health care policies accounted for approximately 95% of our total annualized premiums in-force as of December 31, 2004, we also market and sell Medicare supplement policies.

        We maintain and administer one of the largest individual long-term care insurance portfolios in the industry. Our sales and marketing efforts through our independent agency distribution channels were very successful between 1995 and 2000 as total in-force premiums grew at a compound annual rate of approximately 29% from $102 million to $360 million. Our total long-term care in-force premiums were approximately $326 million at December 31, 2004.

        In 2001, we ceased new policy sales nationwide as a result of insufficient statutory surplus levels until we formulated a Corrective Action Plan (the “Plan”) with the Pennsylvania Insurance Department (the “Department”). Both Penn Treaty Network America Insurance Company (“PTNA”) and American Network Insurance Company (“ANIC”), which represent approximately 91% and 8% of our direct premium revenue, respectively, are subject to the Plan. Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 18 additional states, including Florida and California (both subject to Corrective Orders). Florida, California and Pennsylvania accounted for approximately 16%, 15% and 12%, respectively, of our direct premium revenue for the year ended December 31, 2004. We are working with the remaining states to recommence new policy sales in all jurisdictions.

        As part of the Plan, effective December 31, 2001, we entered into a reinsurance agreement with Centre Solutions (Bermuda) Limited to reinsure, on a quota share basis, substantially all of our respective long-term care insurance policies then in-force. The agreement is subject to certain coverage limitations and an aggregate limit of liability, which may be reduced if we are unable to obtain premium rate increases required by the agreement. The agreement meets the requirements to qualify as reinsurance for statutory accounting, but not for generally accepted accounting principles (“GAAP”). As the agreement is treated as reinsurance for statutory accounting purposes, it results in the cession (or removal) of substantially all of PTNA’s and ANIC’s policy reserve and claim reserve liabilities for statutory accounting purposes.

Corporate Background

        Penn Treaty American Corporation (“Penn Treaty”) is registered and approved as a holding company under the Pennsylvania Insurance Code. Penn Treaty was incorporated in Pennsylvania on May 13, 1965 under the name Greater Keystone Investors, Inc. and changed its name to Penn Treaty American Corporation on March 25, 1987. Our primary business is the sale of long-term care insurance, which we conduct through the following subsidiaries:

o	Penn Treaty Network America Insurance Company — a Pennsylvania-based insurance company;
o	American Network Insurance Company — a Pennsylvania-based insurance company; and
o	American Independent Network Insurance Company of New York —a New York-based insurance company.

        We also conduct insurance agency operations through the following subsidiaries:

o	Senior Financial Consultants Company—a Pennsylvania-based insurance agency brokerage;
o	United Insurance Group Agency, Inc.—a Michigan-based consortium of long-term care insurance agencies; and
o	Network Insurance Senior Health Division-a Florida-based insurance agency brokerage.

The Long-Term Care Insurance Industry

        Based on the 2004 Annual Survey by LIMRA International:

o	Industry-wide long-term care insurance sales were down by 25% in 2004, on a premium basis, primarily due to premium rate increases on older polices and higher premium rates on new policies. Approximately $699 million in new annual policy premiums were issued in 2004 compared to $935 million in 2003.
o	Total in-force premium has grown over the past 10 years. From 1999 to 2004, in-force premium grew at a compound average growth rate of 12%, compared to a compound average growth rate of 16% from 1998 to 2003.
o	The total number of in-force policies at the end of 2004 exceeded four million, with in-force annualized premium reaching $6.8 billion.

        Given the projected demographics of the U.S. population, the rising costs of home health care and long-term care, the associated challenges faced by Medicaid, and current and proposed state and federal legislation that support the purchase of private long-term care insurance coverage, we believe the potential for future growth remains significant.

        According to a 2000 U.S. Census Bureau report, the population of senior citizens (people age 65 and over) in the United States is projected to grow from an estimated level of approximately 35 million in 2002 to approximately 70 million by 2030. Furthermore, health and medical technologies are improving life expectancy and, by extension, increasing the number of people requiring some form of long-term care. The projected growth of the target population indicates a substantial growth opportunity for companies providing long-term care insurance products. We believe that the rising cost of nursing home and home health care services, along with the increasing strain these services are having on the state and federally financed Medicaid system (which is the largest payer of long-term care services) makes long-term care insurance an attractive means to pay for these services. According to a 2005 report by the Centers for Medicare and Medicaid Services, the combined cost of home health care and nursing home care was $20.0 billion in 1980. By 2001, this cost rose to $134.9 billion. These costs are projected to rise to $160.6 billion in 2004 and $170.9 billion in 2005.

Our Strategy

        We seek to enhance shareholder value by strengthening our position as a leading provider of long-term care insurance. Our value proposition incorporates innovative product development, stratification of underwriting risk, efficient and effective underwriting and an individualized service culture for agents and policyholders. We intend to achieve our goal of profitable growth by executing the following strategies:

        Recommencement of sales and marketing efforts in all states. In 2001, we ceased new policy sales nationwide as a result of diminished surplus levels. We have since recommenced new policy sales in 41 states, which represented approximately 90% of our direct premium revenue in 2004. We are working with the insurance departments of the remaining states to recommence new policy sales in all jurisdictions.

        The sale of our current policies, which we believe are priced with appropriate profit margins, is an important component of our earnings per share growth in the future. Although the in-force business we sold before 2002 remains marginally profitable, sales of new policies are expected to be a driving force in generating profits in the future. In 2004, sales of our current generation of long-term care insurance products totaled approximately $17.3 million on an annualized premium basis, 35% above the sales level of 2003.

        Reengagement of our existing sales force and the expansion of distribution opportunities. In connection with our efforts to recommence sales, we have also been actively involved in reengaging our network of agents. We recognize that our ability to generate new policy sales is highly dependent on agents who understand the needs of our target market. We intend to continue to recruit agents as we recommence new policy sales throughout the United States.

        Besides providing innovative products, competitive commissions and personalized service, our strategy to reengage our sales force is highly dependent upon our claims paying ability, ratings from independent rating agencies, our financial strength and our reputation with agents and policyholders.

        We believe that the actions we have taken, which included increasing statutory capital through the issuance of new convertible debt, will enhance the likelihood that insurance rating agencies will increase our ratings. In addition, we plan to continue our focus on agent communication and education by providing our sales force with periodic updates regarding the progress achieved in our execution of the Plan.

        Enhancement of our leadership team and financial management capability. Since 2001, we began to strengthen our leadership team through the addition of individuals with the experience and skills necessary to create value for all of the Company’s stakeholders, which include our investors, policyholders, agents and employees.

        Our directors and senior executives have a wide breadth of financial services industry experience. In May 2004, Patrick Falconio, a former insurance company executive, was appointed to the Board of Directors. In 2004, we realigned our management team by creating a new position, Executive Vice President of Strategic Operations, which was assumed by the former Chief Financial Officer. The Chief Accounting Officer advanced to Chief Financial Officer. In 2005, our leadership team was further enhanced through the addition of a Senior Vice President of Claims Management and Policyholder Services who has over 20 years of healthcare and long-term care insurance risk management experience. The former Senior Vice President in charge of claims management and policyholder services maintains leadership over our underwriting and compliance functions and assumed responsibility for all product development efforts.

        Increase our operational efficiency through technological improvements. In 2002, we embarked on a system replacement project (“SRP”), initiated to redesign our long-term care administration systems over the subsequent three years. In 2005, after evaluating the projected timing and expense of completing our SRP internally, we entered an agreement with an outside vendor to customize an existing operating system for our own unique needs, while maximizing the use of our efforts and capitalized costs to date. The revised SRP, which is expected to be completed over the next 18 months, includes the assessment of each major task performed in our daily operations and the identification of value and non-value added functions. As part of the SRP, we are redesigning each major process within our business model in order to gain operational efficiency through the redesign and deployment of our resources. The SRP design is specific to the processing and administration of long-term care insurance.

        Development and approval of new products. We have sold long-term care insurance for over 30 years. As an innovator in nursing home and home health care insurance products, we have introduced many new policies over the years. We continually discuss long-term care insurance needs with our agency sales force and policyholders. As a result, we are able to design new products and offer what we believe to be the most comprehensive benefit features in the industry. The development of new products enables us to generate new business and provide advancements in the benefits we offer. We have developed our next generation of long-term care insurance products and have filed these products with the insurance department of each state in which we are currently approved to sell new policies. These products have been updated to include greater flexibility of benefit design and to incorporate additional coverage options, including expanded spousal benefits. We have also recently introduced our Simple LTC SolutionSM product, which offers a simple approach to long-term care insurance and incorporates a policyholder co-payment for covered care.

Risk Factors

        The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not currently know about or currently believe are immaterial, or which are similar to those faced by other companies in our industry or business in general, are not specifically identified below, but may nevertheless adversely affect our business. If any of the risks actually occur, our business, financial condition or future results of operations could be materially and adversely affected.

Our business could be materially adversely affected if we were unable to continue selling policies or are unsuccessful in recommencing new policy sales in a few key states.

        Historically, our business has been concentrated in a few key states. During 2004, approximately 43% of our direct premium revenue came from sales of policies in California, Florida and Pennsylvania. Although, we have recommenced new policy sales in 41 states, including California, Florida and Pennsylvania, we have not yet recommenced new policy sales in nine other states. We are working with the remaining states to recommence sales in all jurisdictions.

        We have agreed to conditions for the recommencement of business in California, Florida, Illinois and Pennsylvania. If we were found not to be in compliance with these conditions, we could be forced to stop new policy sales. Each state insurance department may impose its own conditions on our recommencing or continuing new policy sales in its state. If we are unable to continue selling new policies in our key states, our financial condition and results of operations could be materially adversely affected.

We may not have enough statutory capital and surplus to continue to write business.

        Our continued ability to write business is dependent on maintaining adequate levels of statutory capital and surplus to support the policies we write. Our new business writing typically results in net losses on a statutory basis during the early years of a policy. The resulting reduction in statutory surplus, or surplus strain, limits our ability to seek new business due to statutory restrictions on premium to surplus ratios and statutory surplus requirements. If we cannot generate sufficient statutory surplus to maintain minimum statutory requirements through increased statutory profitability, reinsurance or other capital generating alternatives, we will be limited in our ability to realize additional premium revenue from new business writing, which could have a material adverse effect on our financial condition and results of operations or, in the event that our statutory surplus is not sufficient to meet minimum premium to surplus and risk based capital ratios in any state, we could be prohibited from writing new policies in such state.

We have significant convertible debt and may be unable to service and repay our debt obligations, which could cause a payment default.

        We are an insurance holding company whose assets principally consist of the capital stock of our operating subsidiaries. Our ability to redeem, repurchase or make interest payments on our outstanding convertible debt is dependent upon the ability of our subsidiaries to pay cash dividends or make other cash payments to us. Our insurance subsidiaries are subject to state laws and regulations and the Plan with the Department, which restrict their ability to pay dividends and make other payments to us, and could require the parent to make further capital contributions to their surplus in the future.

        Our ability to service our debt obligations is dependent upon our parent company expenses and liquidity and agency dividend capabilities. If our debt is not converted into shares of our common stock, if we are unable to generate sufficient funds through operations or raise additional capital to meet our debt service obligations in or after October 2006 or if our assumptions about our ability to service our debt prior to 2006 are not correct, we may default on our debt obligations, which could result in our having to cease doing business.

We could suffer a loss if our premium rates are not adequate and we are unable to obtain necessary state approvals for premium rate increases.

        We set our premiums based on assumptions about numerous variables, including our estimate of the probability of a policyholder making a claim, the severity and duration of such claim, the mortality rate of our policyholders, the persistency or renewal of our policies in-force and the amount of interest we expect to earn from the investment of premiums. In setting premium rates, we consider historical claims information, industry statistics and other factors.

        Based on our recent studies, we believe that the policies we currently offer are priced to provide a satisfactory profit margin. However, those studies also suggest that certain of our older policies are only marginally profitable and some are unprofitable. As a result, we commenced efforts to obtain premium rate increases on such polices, which may include some policies that previously received a premium rate increase. If our actual experience proves to be less favorable than we assumed, our financial condition and results of operations could be materially adversely affected.

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

        Premium rate increases could lead to anti-selection, which is the lapsation of policies held by healthier policyholders. Anti-selection could cause our actual claims experience to exceed our expectations based on the higher risk of the remaining policyholders. As a result, our financial condition and results of operations could be materially adversely affected.

Our reserves for current and future claims may be inadequate and any increase to such reserves could have a material adverse effect on our financial condition and results of operations.

        We calculate and maintain reserves for current and future claims using assumptions about numerous variables, including our estimate of the probability of a policyholder making a claim, the severity and duration of such claim, the mortality rate of our policyholders, the persistency or renewal of our policies in-force and the amount of interest we expect to earn from the investment of premiums. The adequacy of our reserves depends on the accuracy of our assumptions. We cannot assure you that our actual experience will not differ from the assumptions used in the establishment of reserves. Any variance from these assumptions could have a materially adverse effect on our financial condition and results of operations.

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

        Our reinsurance agreement with Centre Solutions (Bermuda) Limited reinsures, on a quota share basis, substantially all of our long-term care insurance policies in-force at December 31, 2001 under statutory accounting rules. The reinsurer maintains a notional experience account for our benefit in the event of commutation. The notional experience account reflects the initial premium paid, subsequent premiums collected net of claims, expenses and accumulated investment earnings. The notional experience account balance receives an investment credit based on the total return of a series of benchmark indices and hedges, which are designed to match closely the duration of our reserve liabilities. As a result, we have experienced, and may continue to experience, significant volatility in our financial condition and results of operations.

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

        Our reinsurance agreement with Centre Solutions (Bermuda) Limited is subject to certain coverage limitations and an aggregate limit of liability. The aggregate limit of liability may be reduced if we are unable to obtain premium rate increases deemed necessary under the provisions of the agreement and if certain other events occur. If the aggregate limit of liability is expected to be exceeded, we would be unable to receive full statutory credit for the cession of our reserves, resulting in the reduction of our statutory surplus and the possible breach of this provision of the Plan.

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

        We are entitled to commute (i.e., recapture the statutory reserve liabilities on the underlying policies) our reinsurance agreement with Centre Solutions (Bermuda) Limited on December 31, 2007 or any December 31 thereafter. To be able to do so, we would be required to have amounts of statutory capital and surplus which would support recapturing the statutory liability for such policies. We do not currently have enough statutory capital and surplus to do so. While we believe, based upon our most recent projections and modeling, that it is probable that our business will be sufficiently profitable in the future such that we will have a sufficient amount of statutory capital and surplus to do so by December 31, 2007 and that viable alternatives, such as new reinsurance opportunities or additional capital issuances, are available to enable us to commute the agreement, there is no assurance that we will be able to commute the reinsurance agreements.

        If we do not commute the agreement on December 31, 2007, the amounts assessed against our notional experience account to Centre Solutions (Bermuda) Limited under the reinsurance agreement will be substantially increased. In addition, in such circumstances, Centre Solutions (Bermuda) Limited would become entitled to exercise a fourth tranche of warrants. The warrants are exercisable for convertible preferred stock which, if converted, and when combined with the potential conversion of preferred stock issuable upon exercise of the first three tranches of warrants (which would expire on December 31, 2007 if unexercised), would result in the issuance to Centre Solutions (Bermuda) Limited of approximately 35% of our common stock outstanding after such issuance on a fully diluted basis. The issuance of such shares would substantially dilute the interest of our existing shareholders.

Policies issued after August 1, 2004 are not reinsured and our inability to find a reinsurer could limit our ability to issue new business without reducing our statutory surplus and materially adversely affect our financial condition and results of operations.

        On March 29, 2004, Centre Solutions (Bermuda) Limited notified us that, for reasons unrelated to us, it would discontinue its quota share reinsurance of new long-term care insurance policies issued after July 31, 2004. Policies issued prior to August 1, 2004 will be unaffected by the termination of the agreement. We have been attempting to obtain alternative reinsurance since March 29, 2004 but have not been successful. In the event that we are unable to obtain reinsurance from another carrier for policies issued on or after August 1, 2004, or find other sources of statutory surplus, our ability to issue new business without reducing statutory surplus could be limited and our financial condition and results of operations could be materially adversely affected.

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

        PTNA is a party to a reinsurance agreement to cede the risk of certain home health care claims that extend beyond 36 months. Reinsurance recoverables related to this agreement were approximately $11.2 million at December 31, 2004. The reinsurer has notified PTNA that it believes that the Company is in breach of this agreement as a result of entering the 2001 Centre Agreement without the prior written approval of the reinsurer. The ultimate resolution of this dispute cannot be determined at this time.

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

        We distribute our products principally through independent agents whom we recruit and train to market and sell our products. We also engage field marketing organizations from time to time to recruit independent agents and develop networks of agents in various states. We compete vigorously with other insurance companies for productive independent agents, primarily on the basis of our financial position, support services, compensation and product features. When we ceased new policy sales in 2001, many of our agents began selling more long-term care insurance products issued by our competitors. We may not be able to attract (or in the case of agents who have begun writing long-term care products for our competitors, to re-engage) and retain independent agents to sell our products, especially if we are unable to obtain permission to recommence new policy sales in the nine states where we are currently not permitted to offer new policies. Because our future profitability depends primarily on new policy sales, our business and ability to compete would suffer if we are unable to recruit and retain insurance agents or if we lost the services provided by our field marketing organizations.

Litigation may result in financial losses or harm our reputation and may divert management resources.

        Current and future litigation may result in financial losses, harm our reputation and require the dedication of significant management resources. We are regularly involved in litigation. The litigation naming us as a defendant ordinarily involves our activities as an insurer. In recent years, many insurance companies, including us, have been named as defendants in class actions relating to market conduct or sales practices, and other long-term care insurance companies have been sued when they sought to implement premium rate increases. See Item 3 – “Legal Proceedings” for a description of current legal proceedings.

Certain anti-takeover provisions in state law and our Articles of Incorporation may make it more difficult to acquire us and thus may depress the market price of our common stock.

        Our Restated and Amended Articles of Incorporation, the Pennsylvania Business Corporation Law of 1988, as amended, and the insurance laws of states in which our insurance subsidiaries do business contain certain provisions which could delay or impede the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us difficult, even if such a transaction would be beneficial to our shareholders, or discourage a third party from attempting to acquire control of us. In particular, the classification and three-year terms of our directors could have the effect of delaying a change in control. Insurance laws and regulations of Pennsylvania and New York, our insurance subsidiaries’ states of domicile, prohibit any person from acquiring control of us, and thus indirect control of our insurance subsidiaries, without the prior approval of the insurance commissioners of those states.

The conversion of our debt, the exercise of our outstanding warrants and stock options and any future issuances of new shares of our common stock will result in significant dilution to our existing shareholders.

        The conversion of our subordinated convertible debt will represent significant dilution to our existing shareholders. Also, if holders of our debt elect to convert their debt into shares of our common stock prior to October 15, 2005, we may issue additional shares of common stock as payment of a discounted amount of interest that would otherwise be payable through that date. In addition, we have granted warrants to Centre Solutions (Bermuda) Limited, which are exercisable until December 31, 2007 for preferred stock convertible into 15% of our then outstanding common stock after conversion on a fully diluted basis and an additional 20% of our then outstanding common stock after conversion on a fully diluted basis in the event that we do not commute our reinsurance agreement at or prior to December 31, 2007. We anticipate that to finance the growth of our business adequately and to support our liquidity needs, we may offer and sell additional shares of common stock or convertible debt in private or public offerings in the future. The occurrence of any or all of the foregoing will result in significant additional dilution to our existing shareholders.

We could be required to reduce certain tax attributes (such as credits, losses, etc.) and thereby owe greater federal income taxes.

        The Internal Revenue Service has established rules that potentially limit or defer a company’s use of prior period net operating loss carryforwards for tax purposes in the event that ownership of a majority of the company’s common stock ownership changes during any three-year period. Due to the issuance of additional shares of our common stock since May 2001, we have become subject to these limitations or deferrals and have established a valuation allowance against the use of our net operating loss carryforwards. However, if our interpretation of the rules is incorrect, our valuation allowance is insufficient or we generate future losses that further limit our ability to use these net operating losses, we could be required to further reduce certain of our tax attributes and thereby owe greater taxes. In addition, we believe that the potential mandatory conversion of our convertible debt into shares of our common stock after October 15, 2005 will again subject us to these limitations or deferrals in the event further tax loss carryforwards are incurred. The payment of greater taxes would also adversely affect our statutory surplus. It is not possible for us to quantify the impact of such a further reduction in tax attributes and we are not certain that any such reduction would be required. However, such a reduction could have a material impact upon our financial condition and results of operations.

         (b)    Insurance Products

        Since 1972, we have developed, marketed and sold defined benefit accident and health insurance policies designed to be responsive to changes in:

o	the characteristics and needs of the senior insurance market;
o	governmental regulations and governmental benefits available for senior citizens; and
o	the health care and long-term care delivery systems.

        As of December 31, 2004, approximately 95% of our total annualized premiums in-force were derived from long-term care policies, which include facility and home health care policies. Our other lines of insurance include Medicare supplement, life and disability products. We solicit input from both our independent agents and our policyholders with respect to the changing needs of the senior market. In addition, our representatives regularly attend regulatory meetings and seminars to monitor significant trends in the long-term care industry.

        Our focus on long-term care insurance has enabled us to gain expertise in claims and underwriting which we have applied to product development. Through the years, we have continued to build on our brand names by offering a series of differentiated products.

        The following table sets forth, at the dates indicated, information related to our policies in force:

	2004		2003		2002
Long-term facility, home
and comprehensive coverage:
Annualized premiums	$326,030	95.3%	$334,529	95.5%	$344,771	95.7%
Number of policies	172,324		185,608		204,429
Average premium per policy	$1,892		$1,802		$1,687
Disability insurance:
Annualized premiums	$1,426	0.4%	$1,590	0.5%	$2,529	0.7%
Number of policies	3,357		4,066		6,187
Average premium per policy	$425		$391		$409
Medicare supplement:
Annualized premiums	$11,890	3.5%	$10,887	3.1%	$9,726	2.7%
Number of policies	7,887		8,806		8,566
Average premium per policy	$1,508		$1,236		$1,135
Life insurance:
Annualized premiums	$2,480	0.7%	$2,715	0.8%	$2,957	0.8%
Number of policies	4,456		4,882		5,282
Average premium per policy	$557		$556		$560
Other insurance:
Annualized premiums	$257	0.1%	$321	0.1%	$424	0.1%
Number of policies	1,847		2,114		2,445
Average premium per policy	$139		$152		$173
Total annualized premiums in force	$342,083	100.0%	$350,042	100.0%	$360,407	100.0%
Total Policies	189,871		205,476		226,909

        We received an insurance license in 1972, which permitted us to write insurance in 12 states. In 1974, we offered our first extended care long-term care policy, which was the first long-term care insurance product to cover all levels of facility care, including skilled, intermediate and custodial care, and which had an extended five-year benefit period.

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

        In 1986, we began the use of table-based underwriting, which enables higher risk policyholders to receive coverage at a risk-adjusted premium rate. The table-based underwriting method considers medical conditions and the likelihood of an inability to perform daily activities developing to determine appropriate premium levels. Multiple rate classes enabled us to penetrate an untapped market in long-term care insurance sales.

        Our long-term nursing facility policies provide a benefit payable during periods of nursing facility confinement prescribed by a physician or necessitated by a policyholder’s cognitive impairment or inability to perform two or more activities of daily living (such as bathing or dressing). These policies also include built-in benefits for alternative plans of care, waivers of premiums after 90 days of benefit payments on a claim, and restoration of the policy’s maximum benefit period. All levels of nursing care, including skilled, intermediate and custodial (assisted living), are covered and benefits continue even when the policyholder’s required level of care changes. Skilled nursing care refers to professional nursing care provided by a medical professional (a doctor or registered or licensed practical nurse) located at a licensed facility that cannot be provided by a non-medical professional. Intermediate nursing care is designed to cover situations that would otherwise fall between skilled and custodial care and includes situations in which an individual may require skilled assistance on a sporadic basis. Custodial care generally refers to non-medical care, which does not require professional treatment and can be provided by a non-medical professional with minimal or no training.

        Our current long-term nursing home care policies provide benefits that are payable for defined benefit periods ranging from one to ten years, or the lifetime of the policyholder. Certain of these policies provide for a maximum daily benefit on an expense-incurred basis ranging from $60 to $300 per day. We also offer policies that provide comprehensive coverage for nursing home and home health care, and offer lifetime maximums that consist of “pools of coverage”, with the pools derived by multiplying the daily benefit selected by the number of days in the benefit period chosen.

        Our home health care policies generally provide a benefit payable on an expense-incurred basis during periods of home care prescribed by a physician or necessitated by the policyholder’s cognitive impairment or inability to perform two or more activities of daily living. These policies cover the services of registered nurses, licensed practical nurses, home health aides, physical therapists, speech therapists, medical social workers, and unlicensed or unskilled homemakers. Benefits for our currently marketed home health care policies are payable for defined benefit periods ranging from one to five years, or the lifetime of the policyholder, and provide from $60 to $300 per day. Most of our policies generally also include built-in benefits for waiver of premiums after 90 days of benefit payments, and restoration of the policy’s maximum benefit period.

        We currently offer the following products:

        Personal Freedom® policy. Our Personal Freedom® policy (offered since 1996) provides comprehensive coverage through a pool of money which is available to pay for long-term care services received in a nursing facility, an assisted living facility or the policyholder’s home.

        Assisted Living® policy. The Assisted Living® policy (offered since 1999) provides facility coverage in either a traditional nursing home setting or in an assisted living facility. This policy is a lower-priced alternative to the Personal Freedom® policy. When coupled with an optional home health care rider, the Assisted Living® policy offers benefits similar to those of the Personal Freedom® policy, but provides the policyholder with the flexibility to determine at the time of policy issuance how much coverage is available for each type of care, thereby fixing each potential risk and reducing the policy cost.

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

        Secured Risk® policy. Our Secured Risk® policy (offered since 1998) provides limited facility care benefits to people who would most likely not qualify for long-term care insurance under traditional policies. Table-based underwriting allows us to examine these applicants based on their level of activity and independence. This policy provides coverage for all types of care, but with coverage limitations and longer elimination period (initial time period not covered by insurance) requirements than our other policies.

        Post Acute Recovery policy. The PAR policy (offered since 1999) offers short-term benefits for long-term care services. The plan is generally purchased to provide supplemental coverage due to its limited benefits and reduced price.

        Simple LTC SolutionSM policy. The Simple LTC SolutionSM policy, which was filed in 2004 and which we are just beginning to offer, is intended to provide a simplified, more affordable approach to long-term care insurance. This policy covers confinement in a nursing or assisted living facility and home health care and includes cost-controlling features such as an automatic deductible, an ongoing policyholder co-payment, and a fixed, limited lifetime maximum that does not restore.

        Riders.  We offer numerous riders to our base policies, including inflation protection, which provides escalating benefit amounts, and a non-forfeiture benefit, which guarantees certain paid-up benefits in the event the policy lapses in the future.

        Tax qualified and non-qualified policies. With the enactment of the Health Insurance Portability and Accountability Act of 1996, we began offering a tax qualified policy, which allows for certain income tax deductions for premium payments and provides benefit payments that are not subject to tax. We continue to offer both tax-qualified and non-tax-qualified policies, with the non-tax-qualified policies having more access to benefits, but also not having the same preferential tax treatment as a tax-qualified policy.

          (c)   Marketing

         Markets.   The following chart shows premium revenues by state (dollar amounts in thousands):

		($000)			Current
	Year	Year Ended December 31,			Year %
State	Entered	2004	2003	2002	of Total
Arizona	1988	$13,671	$13,947	$14,267	4.3%
California	1992	46,585	45,618	48,899	14.6%
Florida	1987	50,435	55,907	58,990	15.8%
Illinois	1990	17,535	17,104	17,472	5.5%
New Jersey	1996	6,756	6,887	7,695	2.1%
North Carolina (2)	1990	9,430	9,366	9,919	2.9%
Ohio (2)	1989	9,248	9,970	10,664	2.9%
Pennsylvania	1972	39,392	43,850	40,247	12.3%
Texas	1990	15,742	15,803	16,587	4.9%
Virginia	1989	22,477	23,008	21,442	7.0%
Washington	1993	10,270	10,060	10,407	3.2%
All Other States (1)		78,344	70,426	77,054	24.5%

All States		$319,885	$321,946	$333,643	100.0%

(1)	Includes all states with premiums of less than two percent of total premiums in 2004.

(2)	We have not recommenced new policy sales in these states or in seven other states which are included in All Other States.

        Historically, our business has been concentrated in a few key states. During 2004, approximately 43% of our direct premium revenue came from sales of policies in California, Florida and Pennsylvania. In 2001, we ceased new policy sales nationwide as a result of our statutory surplus levels until we formulated the Plan with the Department. Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 18 additional states, including California and Florida. We are working with the remaining states to recommence new policy sales in all jurisdictions.

        The following table summarizes our sales of new policies in the periods indicated (in thousands):

	2004	2003	2002
Number of new policies sold	8	7	3
Annualized premiums	$17,969	$13,722	$5,274

        Our sales and marketing mission is to provide our distribution partners with a full line of long-term care insurance products that are diverse in benefit structure, competitively priced, have a wide underwriting window and are also backed by personalized service.  We provide training and marketing solutions to our agents so they in turn can grow their sales volume. We closely monitor the long-term care health care delivery system and develop products designed to provide us with a competitive edge in the long-term care insurance market segment.  We measure our success by the growth of new business sales and the retention of our current policyholders.

         Distribution Partners.   Our distribution strategy for 2005 includes a four-pronged marketing approach including:

1)	Field Marketing Organizations
2)	Penn Treaty Career Agent Division
3)	PTAdvantageSM
4)	Strategic Alliances

        Field Marketing Organizations. We will continue marketing our products through Field Marketing Organizations (“FMOs”) which are large multi-agent networks utilized for the purpose of recruiting independent agents and developing networks of agents in various states.  FMOs receive an override commission on business written in return for recruiting, training and motivating independent agents to place business.

        The FMOs actively recruit independent agents who must be authorized by contract to sell our products in each state in which the agent and our insurance subsidiaries are licensed.  Some of our independent agents are large general agencies with many sales persons (sub-agents or captive agents), while others are operating as sole proprietors.  Some independent agents sell multiple lines of insurance, while others concentrate primarily or exclusively on accident and health insurance.  We do not have exclusive agency agreements with any of our independent agents and they are free to sell policies of other insurance companies, including competitors.

        We believe the commissions we pay to independent agents are competitive with the commissions paid by other insurance carriers selling similar products.  The independent agent’s right to renewal commissions is vested and renewal commissions are paid as long as the policy remains in-force, provided the agent continues to abide by the terms of the contract.

        Penn Treaty Career Agent Division.  Our newly created Career Agent Division, administered through our subsidiary, UIG, operates in 12 states, with approximately 100 agents.  These are captive agents which are dedicated to selling our products.

        PTAdvantageSM.  During the fourth quarter of 2004, we launched PTAdvantageSM, an innovative insurance marketing protocol developed by Insurance IQ.  PTAdvantageSM is designed to facilitate the recruitment of new FMOs and life insurance agents to sell the Company’s long-term care insurance products.

        Strategic Alliances.  In 2004, we began exploring partnerships with competing long-term care insurance carriers who have captive sales agents who would benefit from offering our long-term care insurance products.  We offer these carriers a revenue stream, increased agent retention and a reimbursement of a portion of their underwriting expense upon the issuance of new business.  During the remainder of 2005, we will strive to cultivate new strategic alliances and increase the volume of sales from current strategic alliances.

        Product Portfolio.  In the second quarter of 2004, we introduced our newest generation of flagship long-term care insurance products, building on our current brand names, Personal Freedom®, Independent Living® and Assisted Living Plus®.  These products contain a fresh new design with a basis in our long history of long-term care insurance product innovation. The plans were designed based upon input from our top distributors, who have vast industry knowledge, and offer unique benefit structures at competitive rates.

        In 2005, we are introducing a new product named Simple LTC SolutionSM.  This innovative product offers a less expensive solution to long-term care insurance needs with simplified policy benefits and introduces a policyholder co-payment feature.

        Additionally, in the first quarter of 2005, we were approved to join the Connecticut Partnership for Long-Term Care.  As a member of this partnership, we will sell our flagship long-term care insurance plan – Personal Freedom® 3. The state of Connecticut has taken an active role in the promotion of long-term care insurance coverage and its benefits to consumers and the majority of statewide sales are made by partnership members.  With Personal Freedom® 3, we offer the greatest diversity of underwriting classes in the partnership.

        Product Diversification.  In the third quarter of 2004, we diversified our product line by introducing a traditional Medicare Supplement policy in nine states.  We believe that the target market for Medicare Supplement plans is similar to that of long-term care insurance. We also believe that a certain level of product diversity is viewed favorably by independent rating agencies.

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

        Applicants for long-term care insurance are required to complete applications and answer detailed medical questions about their health history, medications, and other personal information. Additionally, each applicant must complete a telephonic or face-to-face interview conducted by an employee of our underwriting department or a nurse through an outside agency. These interviews are used to verify the information provided on the application, as well as obtain additional insight into an applicant’s physical abilities, activity level, living situation and cognitive functioning.

        As part of these interviews, all applicants are screened for cognitive impairment, a major contributor to the need for long-term care services. For those under age 65, the Delayed Word Recall screen is utilized. For those 65 and older, the Minnesota Cognitive Acuity Screen (MCAS) is performed by an outside agency. Unless the underwriting department determines that an in-home assessment is required, the MCAS is generally conducted telephonically for applicants between 65 and 74 years of age. For those ages 75 and over, an in-home assessment incorporating the MCAS is required. Depending on the applicant’s health history, copies of an applicant’s medical records are also frequently required. Our underwriting evaluation process not only assesses the risk the applicant currently represents, but also takes into account how existing health conditions and risk factors are likely to progress and affect an applicant’s level of independence as he or she ages.

        We use table-based underwriting, or multiple rate classifications, as a means to approve a greater number of applicants by obtaining the premiums for appropriate additional risk levels. Applicants are placed in different risk classes for acceptance and premium calculation based on medical conditions and level of activity. We have an underwriting points-based scoring system, which provides consistent underwriting and rate classification for applicants with similar medical histories and conditions. We currently offer Preferred, Premier, Select and Standard risk classifications. We are able to offer the equivalent of a fifth underwriting class through our Secured Risk® product, which allows us to accept applicants who would not otherwise qualify for traditional long-term care insurance products.

Claims

        Our long-term care insurance claims are evaluated and processed by our internal staff, which includes our care management unit. All Medicare Supplement claims are processed by a third party administrator.

        Approximately half of our long-term care claims are for home health care. These claims typically require the greatest amount of overview and we have been utilizing care management techniques for over 10 years. Most of our policies offer the insured an incentive to provide early notice of claim. This early notice allows us to become involved with the claim shortly after the care begins, and sometimes even before it begins. Involvement with the claim at this stage is integral to our being able to deploy our care management approach in the most effective manner. Through care management, we are able to assess the insured’s deficiencies and develop a plan of care, which sets out the type, intensity and duration of services required, that is appropriate to the insured’s needs. Our care managers follow the claimant’s progress with periodic contact and adjust the plan of care as needs change. These efforts are aimed at not only ensuring the plan of care is appropriate, but also at assisting the policyholder to return to the highest possible level of functioning as quickly as possible.

        Our care management is administered through our care management unit, which consists of registered nurses that we employ, as well as through independent case management vendors, which offer a network of field assessors. Our in-house nurses conduct assessments and manage the cases telephonically, whereas external vendors are typically utilized for face-to-face assessments. Some form of care management is employed on over 95% of our home care claims. Additionally, one-third of our home care claimants also utilize our Care Solutions service, which is also administered by our care management unit. Through this service, we develop the plan of care and assist in setting up the care itself by identifying providers in and around the policyholder’s community that we have relationships with, and by coordinating the delivery of that care. By utilizing our Care Solutions service, many policyholders qualify to obtain expanded home health care benefits under the provisions of our policies.

        Our facility claims represent the other portion of our long-term care claims. These are comprised of claims for confinements to both traditional nursing facilities and assisted living facilities. The widespread availability of and consumer preference for assisted living facilities represents the most significant change in the long-term care delivery system in the past 10 years. These facilities have also impacted the types of facility claims we receive, where the level of disability and need for confinement may be less clear-cut than with a claim for the traditional nursing home. In 2004, we continued to increase utilization of face-to-face assessments as a tool for determining benefit eligibility and identifying the care needs of policyholders with facility-based claims.

        We are presently refining our claims management and care management techniques and believe there is significant potential for future claims savings. The refinements include automating certain claims adjudication tasks, expanding the number and geographic distribution of skilled long-term care providers and network discounts that our policyholders can utilize, and focusing more resources on identifying and mitigating fraud. In 2004, we fully implemented a new pre-approval process for unskilled private or family caregivers. This process ensures the caregivers are qualified to meet the care needs of the policyholder.

Systems Operations

        We maintain our own computer system for most aspects of our operations, including policy issuance, billing, claims processing, commissions, premiums and general ledger. We consider it critical to continue to provide the quality of service for which we are known by our policyholders and agents. We believe that our overall systems are an integral component in delivering that service. In 2002, we embarked on a system replacement project (“SRP”), initiated to redesign our long-term care administration systems over the subsequent three years. After evaluating the projected timing and expense of completing our SRP internally, we entered an agreement with an outside vendor in the first quarter of 2005 to customize an existing operating system for our own unique needs, while maximizing the use of our efforts and capitalized costs to date. The revised SRP, which is expected to be completed over the next 18 months, includes the assessment of each major task performed in our daily operations and the identification of value and non-value added functions. As part of the SRP, we are redesigning each major process within our business model in order to gain operational efficiency through the redesign and deployment of our resources. The SRP design is specific to the processing and administration of long-term care insurance.

        The SRP is expected to provide us with a system that will support our business plan, allow us to grow the business without a significant increase in staffing, transform our existing processes from clerical-based to knowledge-based, and allow us to continue to provide and improve our services to both agents and policyholders. We believe the SRP will result in annual savings once the entire system is in place. These savings are expected to be achieved through productivity improvements, labor avoidance costs, and a reduction in the transaction error rates caused by manual processing. We believe the project will be implemented in the first half of 2006.

        We have an outsourcing agreement with a computer services vendor providing for the daily operations of our systems, future program development and assurance of continued operations in the event of a disaster or business interruption. In addition, all processing of our newly introduced Medicare Supplement business is performed by a third-party administrator. We believe that these vendors can provide better expertise in the evolving arena of information technology and Medicare Supplement processing than we can.

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

        Premium rates for all lines of insurance are subject to state regulation, which vary greatly among jurisdictions. Premium rates for our insurance policies are established by our actuarial staff with the assistance of our actuarial consultants and after consultation with executive management. All premium rates, including changes to previously approved premium rates, must be approved by the insurance regulatory authorities in each state. However, regulators may not approve the premium rate increases we request, may approve them only with respect to certain types of policies, or may approve increases that are smaller than those we request.

        As a result of minimum statutory loss ratio standards imposed by state regulations, the premiums on our existing and future Medicare Supplement policies are subject to reduction and/or corrective measures in the event insurance regulatory agencies in states where we do business determine that our loss ratios either have not reached or will not reach required minimum levels.

        In the past, we have filed with and received approval from certain state insurance departments to increase policy premium rates. These premium rate increases have resulted from a) claims experience that has differed from our expectations at time of original policy issuance, and b) development of alternative forms of facility care (assisted living centers) which were not contemplated at time of original policy issuance, but for which we have frequently made payment under the terms of our existing facility-based policy forms.

        We have and are continuing to file and implement premium rate increases on the majority of our policies sold prior to 2002.

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

        In connection with the sale of our insurance policies, we defer and amortize the policy acquisition costs over the related premium paying periods throughout the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred policy acquisition costs (“DAC”) is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies. In addition, we review and update the assumptions underlying DAC and our policy reserves to reflect current experience on a quarterly basis. If, based on that review, we determine that our DAC is not fully recoverable, we would impair the value of our DAC and would fully expense the impaired amount.

        We use an in-house actuarial staff and a firm of actuarial consultants to assist us in establishing reserves. Additionally, actuaries assist us in the documentation of our reserve methodology and in determining the adequacy of our reserves and their underlying assumptions, a process that has resulted in adjustments to our reserve levels from time to time. Although we believe that our reserves are adequate to cover all policy liabilities, we cannot assure you that reserves are adequate or that future claims experience will be similar to, or accurately predicted by, our past or current claims experience.

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

        The initial premium paid by us under the agreement was approximately $619 million, comprised of $563 million of cash and securities, and $56 million held as funds due to the reinsurer. Such withheld funds are scheduled to be released to the reinsurer in increments between December 31, 2003 and December 31, 2008, subject to Centre Solutions (Bermuda) Limited’s right to demand that the withheld funds be released in their entirety at any time by giving us fifteen business days prior written notice. We released $10 million during both 2003 and 2004. The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, will be credited to a notional experience account, which is held for our benefit in the event of commutation and recapture on or after December 31, 2007. The notional experience account balance also receives an investment credit based upon the total return of a series of benchmark indices and hedges, which are designed to closely match the duration of our reserve liabilities.

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

        We receive a monthly payment based on a yearly reinsurance allowance equal to (1) approximately 19.7% of the net premiums we submit to Centre Solutions (Bermuda) Limited, subject to certain adjustments for premium rate increases implemented in 2003 and thereafter and (2) 3.5% of certain incurred net losses and statutory claim reserves. The yearly reinsurance allowance is not permitted to exceed 25% of the net premiums received in the applicable calendar year. We also received a fixed amount of $2 million for each of the 2002 and 2003 calendar years and we will pay $1.2 million for each of the 2004, 2005, 2006 and 2007 calendar years.

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

        The reinsurance agreement requires us to review the performance of our policies to compare their actual to expected loss experience at least every six months and to conduct an analysis of our underlying actuarial assumptions to ascertain the future morbidity experience at least once a year. If we have reason to believe that future experience is likely to be worse than projected at the later of December 31, 2001 or the date of the most recent rate increase approval, and that such deterioration in expected experience would justify an increase in premium rates of 5% or more on any individual policy form, we are required to file for and obtain increases in premium rates. Failure to obtain such increases would constitute a breach under the agreement, resulting in a reduction in the aggregate limit of liability. We are currently in compliance with the agreement.

        The reinsurance agreement contains commutation provisions and allows us to recapture the reserve liabilities and the notional experience account balance as of (1) a change in control of our subsidiaries, PTNA or ANIC, (2) an insolvency of either of these subsidiaries, (3) our material breach of the reinsurance agreement, or (4) December 31, 2007 or December 31 of any year thereafter. We intend to commute the reinsurance agreement on December 31, 2007; and, for GAAP purposes, we are accounting for the reinsurance agreement in anticipation of this commutation. In the event we do not commute the reinsurance agreement on December 31, 2007, we will be subject to escalating expenses and a fourth tranche of warrants held by Centre Solutions (Bermuda) Limited will become exercisable for convertible preferred stock that, if converted, would represent approximately 20% of our outstanding common stock following such conversion on a fully diluted basis (and, together with the three other tranches of warrants, if exercised, would represent approximately 35% of the outstanding common stock following such conversion on a fully diluted basis).

        Our current modeling and actuarial projections suggest that it is probable that we will be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, our statutory capital following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, we would receive cash or other liquid assets equaling the value of our notional experience account from the reinsurer. We would also record the necessary reserves for the recaptured business in our statutory financial statements. Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. As of December 31, 2004, the statutory reserve liabilities of $1,026,341 exceeded the value of the notional experience account and funds held due to the reinsurer of $939,452. In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $110 million and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter. However, the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the recaptured policies. The reinsurer has agreed to fix the market value of the notional experience account upon such time of notice, and to then invest the assets in a manner that we request in order to minimize short term volatility.

        As part of our reinsurance agreement, effective December 31, 2001, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants are exercisable through December 31, 2007 at common stock equivalent prices ranging from $2.75 to $6.25 per share. If exercised and converted, the convertible preferred stock would represent approximately 15% of the then outstanding shares of our common stock on a fully diluted basis. If the agreement is not commuted on December 31, 2007, the reinsurer may exercise the fourth tranche of convertible preferred stock purchase warrants at a common stock equivalent price of $1.80 per share, which if converted would represent an additional 20% of the then outstanding common stock on a fully diluted basis. We are recognizing the additional consideration of entering into the agreement, represented by the fair value of the warrants granted to the reinsurer, over the period of time to the expected commutation date.

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

        The reinsurance agreement also granted the reinsurer an option to participate in reinsuring new business sales on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure up to 50% of future sales, subject to a limitation of the reinsurer’s risk. In 2004 and 2003, approximately $3.4 million and $2.6 million of newly issued premium was subject to this agreement, respectively.

        On March 29, 2004, the reinsurer notified us of its decision to cease reinsuring newly issued policies on or after August 1, 2004. Our agreement with the reinsurer to reinsure existing policies issued prior to December 31, 2001 and policies issued under the 2002 Centre Agreement prior to August 1, 2004, are unaffected by the determination made by the reinsurer regarding newly issued policies.

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

        We have entered into a reinsurance agreement with General and Cologne Life Re of America (“Cologne”) with respect to home health care policies with benefit periods exceeding 36 months. No new policies have been reinsured under this agreement since 1998. Cologne has notified us that they believe we are in breach of our current agreement as a result of entering our agreement for existing policies with Centre Solutions (Bermuda), Inc. without the prior written approval of Cologne. We have contested this assertion of breach and are continuing discussions with Cologne to reach an equitable resolution, including, but not limited to, arbitration, the recapture of the excess home health care coverage and reserves, premium rate increases or additional reinsurance business in the future. Further, we believe that the agreement does not allow for unilateral cancellation in the event of breach. Reinsurance recoverables related to this treaty were $11.2 million and $10.6 million at December 31, 2004 and 2003, respectively.

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

        We have an agreement with Lincoln Heritage Life Insurance Company to cede 100% of certain whole life and deferred annuity policies on an assumption basis effective December 31, 2002. Upon approval from state insurance departments in which the policies were issued, or policyholder approval as may be prescribed by state regulation, we will no longer record these policies in our financial statements. No gain or loss was recognized from the cession of these policies to the new insurer.

        In 2001, we ceded substantially all of our disability policies to Assurity Life Insurance Company on a 100% quota share assumption basis. The reinsurer may assume ownership of the policies as a sale upon various state and policyholder approvals.

        The following table shows our historical use of reinsurance:

		Reinsurance Recoverable
Company	A.M. Best Rating	December 31, 2004	December 31, 2003
		(in thousands)
General and Cologne Life Re of American	A+	$17,193	$16,907
Assurity Life Insurance Company	A-	3,264	3,681
Lincoln Heritage Life Insurance Company	B++	2,862	2,923
Other (1)		99	423

(1) Reinsurance recoverables of less than $500 are combined.

          (h)   Investments

        We have categorized all of our investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from total shareholders’ equity on the balance sheet. As of December 31, 2004, shareholders’ equity was increased by $147,000 due to unrealized gains of $226,000 in the investment portfolio. The amortized cost and estimated market value of our available for sale investment portfolio as of December 31, 2004 and 2003 are as follows (amounts in thousands):

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities
and obligations of U.S
Government authorities
and agencies	$34,795	$298	$(237)	$34,856
Mortgage backed securities	1,874	21	(16)	1,879
Debt securities issued by
foreign governments	384	20	(2)	402
Corporate securities	21,892	245	(103)	22,034

	$58,945	$584	$(358)	$59,171

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities
and obligations of U.S
Government authorities
and agencies	$20,699	$624	$(38)	$21,285
Mortgage backed secuities	2,020	39	(3)	2,056
Debt securities issued by
foreign governments	236	11	(2)	245
Corporate securities	19,978	375	(86)	20,267

	$42,933	$1,049	$(129)	$43,853

        Our investment portfolio, excluding our notional experience account, consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent on prevailing levels of interest rates at the time of original purchase. Due to the duration of our investments (approximately 4 years), investment income does not immediately reflect changes in market interest rates.

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

        As a result, our results of operations are subject to significant volatility. The benchmark indices are comprised of United States treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 14 years.

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

	Year ended December 31,
	2004	2003	2002
Loss Ratio (1) (4)	69.6%	67.3%	75.8%
Expense ratio (2) (4)	52.1%	57.6%	(8.2)%

Combined loss and expense ratio	121.7%	124.9%	67.6%
Persistency (3)	88.7%	88.1%	82.8%

(1)	Loss ratio is defined as incurred claims and increases in policy reserves divided by collected premiums.

(2)	Expense ratio is defined as commissions and expenses, net of ceding allowances from reinsurers, divided by collected premiums.

(3)	We measure persistency as the continuation of a benefit unit, or an increment of $10 of coverage per day offered under a policy, that remains in-force from one year to the next. We selected this method rather than measuring renewing policies or premium revenue due to the impact of premium rate increases we have implemented. We believe that the higher premium revenue following a premium rate increase would distort the actual persistency of the policies in-force. In addition, we have offered policyholders affected by premium rate increases a choice of accepting the higher premium or reducing existing benefits and continuing at their original premium amount, which, if persistency was measured on renewing policies, would yield an inaccurate measure of our continuing liability.

(4)	The 2004, 2003 and 2002 loss ratios and expense ratios are significantly affected by the reinsurance of approximately $303 million, $309 million and $326 million, respectively, in premium revenue on a statutory basis under financial and other reinsurance treaties. Change in reserves is accounted for as offsetting negative benefits and negative premium, causing substantial deviation in reported ratios.

        Statutory accounting practices. State insurance regulators require our insurance subsidiaries to have statutory surplus at a level sufficient to support existing policies and new business growth. Under statutory accounting rules, we charge costs associated with sales of new policies against earnings as such costs are incurred. These costs, together with required reserves, generally exceed first year premiums and, accordingly, cause a reduction in statutory surplus during periods of increasing first year sales. The commissions paid to agents are generally higher for new policies than for renewing policies. Because statutory accounting requires commissions to be expensed as paid, rapid growth in first year policies generally results in higher expense ratios.

          (j)   Insurance Industry Rating Agencies

        Our insurance subsidiaries have A.M. Best financial strength ratings of “B- (fair)” and Standard & Poor’s claims paying ability ratings of “B- (weak), with positive outlook.” A.M. Best and Standard & Poor’s ratings are based on a comparative analysis of the financial condition and operating performance for the prior year of the companies rated, as determined by their publicly available reports. Penn Treaty also has a financial strength rating of “CCC- (weak)” from Standard & Poor’s for its subordinated convertible debt, but has no rating from A.M. Best. A.M. Best’s classifications range from “A++ (superior)” to “F (in liquidation).” Standard & Poor’s ratings range from “AAA (extremely strong)” to “CC (extremely weak).” A.M. Best and Standard & Poor’s insurer ratings are based upon factors of concern to policyholders and insurance agents, are not directed toward the protection of investors and are not recommendations to buy, hold or sell a security. In evaluating a company’s financial and operating performance, the rating agencies review profitability, leverage and liquidity, as well as book of business, the adequacy and soundness of reinsurance, the quality and estimated market value of assets, the adequacy of reserves and the experience and competence of management.

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

          (l)   Government Regulation

General

        Insurance companies are subject to supervision and regulation in all states in which they transact business. Regulation and scrutiny of the insurance industry has intensified due to recent events. Penn Treaty is registered and approved as a holding company under the Pennsylvania Insurance Code. Our insurance company subsidiaries are chartered in the states of Pennsylvania and New York.

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

        In December 1986, the NAIC adopted the Long-Term Care Insurance Model Act (the “Model Act”), to promote the availability of long-term care insurance policies, to protect applicants for such insurance and to facilitate flexibility and innovation in the development of long-term care coverage. The Model Act establishes standards for long-term care insurance, including provisions relating to disclosure and performance standards for long-term care insurers, incontestability periods, nonforfeiture benefits, severability, penalties and administrative procedures. Model regulations were also developed by the NAIC to implement the Model Act. Some states have also adopted standards relating to agent compensation for long-term care insurance.

        Some state legislatures have adopted NAIC proposals to limit significant premium rate increases on long-term care insurance products. Instead, these states have required that new long-term care policies sold after the adoption of the NAIC proposals include additional margin for moderately adverse deviation in claims expectations. This additional margin included in the original pricing of policies is designed to partially protect policyholders from future premium rate increases. In the past, we have been generally successful in obtaining premium rate increases when necessary. We currently have premium rate increases on file with various state insurance departments. If we are unable in the future to obtain premium rate increases, or in the event of legislation limiting premium rate increases, we believe it would have a negative impact on our financial condition and future earnings.

        Under the Health Insurance Portability and Accountability Act (“HIPAA”), premiums paid for eligible long-term care insurance policies are treated as deductible medical expenses for federal income tax purposes. The deduction is limited to a specified dollar amount ranging from $260 to $3,250, with the amount of the deduction increasing with the age of the taxpayer. In order to qualify for the deduction, the insurance contract must, among other things, provide for limitations on pre-existing condition exclusions, prohibitions on excluding individuals from coverage based on health status and guaranteed renewability of health insurance coverage. Although we offer tax-deductible policies, we will continue to offer a variety of non-deductible policies as well. We have long-term care policies that qualify for tax exemption under HIPAA in all states in which we are licensed.

        We are also subject to the insurance holding company laws of Pennsylvania and of the other states in which we are licensed to do business. These laws generally require insurance holding companies and their subsidiary insurers to register and file certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. Further, states often require prior regulatory approval of changes in control of an insurer and of intercompany transfers of assets within the holding company structure. The Pennsylvania Insurance Department and the New York Insurance Department must approve the purchase of more than 10% of the outstanding shares of our common stock by one or more parties acting in concert, and may subject such party or parties to the reporting requirements of the insurance laws and regulations of Pennsylvania and New York and to the prior approval and/or reporting requirements of other jurisdictions in which we are licensed. In addition, our officers and directors and those of our insurance subsidiaries and our 10% shareholders are subject to the reporting requirements of the insurance laws and regulations of Pennsylvania and New York, as the case may be, and may be subject to the prior approval and/or reporting requirements of other jurisdictions in which they are licensed.

        States also restrict the dividends our insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of our insurance company subsidiaries, computed according to statutory formulae. Under the insurance laws of Pennsylvania and New York, where our insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania law, our Pennsylvania insurance subsidiaries (including our primary insurance subsidiary) must give the Department at least 30 days’ advance notice of any proposed “extraordinary dividend” and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company’s surplus as shown on the company’s last annual statement filed with Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. Additionally, our Plan requires the Department to approve all dividend requests made by PTNA, regardless of normal statutory requirements for allowable dividends. We believe that the Department is unlikely to consider any dividend request in the foreseeable future as a result of PTNA’s current statutory surplus position. Although not stipulated in the Plan, this requirement is likely to continue until such time as PTNA meets normal statutory allowances, including reported net income and positive cumulative earned surplus.

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

        PTNA and ANIC have not paid any dividends to Penn Treaty for the past three years and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. However, our New York subsidiary is not subject to the Plan and in March 2002 we received a dividend from our New York subsidiary of $651,000. The New York subsidiary has not paid any dividends in 2003 or 2004.

        Periodically, the federal government has considered adopting a national health insurance program. Although it does not appear that the federal government will enact an omnibus health care reform law in the near future, the passage of such a program could have a material impact on our operations. In addition, other legislation enacted by Congress could impact our business. As with any pending legislation, it is possible that any laws finally enacted will be substantially different from the current proposals. Accordingly, we are unable to predict whether the impact of any such legislation on our business and operations would be positive or negative.

        Compliance with multiple Federal and state privacy laws may affect our profits. Congress enacted the Gramm-Leach-Bliley Financial Services Modernization Act (GLB) in 1999 and the Health Insurance Portability and Accountability Act (HIPAA) in 1996. GLB was effective November 13, 2000 with full compliance required by July 1, 2001. The United States Department of Health and Human Services adopted privacy rules under HIPAA to protect the privacy and confidentiality of consumer’s protected health information. The HIPAA privacy rules took effect April 14, 2003. Subsequently, additional rules were adopted addressing security standards for protection of electronic protected health information with compliance required by April 20, 2005. States were encouraged by the preemption provisions of these laws to enact their own privacy rules and regulations. In addition, the NAIC adopted the Insurance Information and Privacy Model Act as a model for states to follow in enacting their own privacy laws and regulations. While many states had enacted privacy laws and regulations prior to the advent of GLB and HIPAA, a majority of states have enacted new laws and regulations following passage of GLB and HIPAA to be consistent with or more stringent than the NAIC model act and those provided for under federal law. Compliance with different laws in states where we are licensed could prove to be costly.

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

        The Corrective Order requires PTNA and ANIC to comply with certain agreements at the direction of the Department, including, but not limited to:

o	New investments are limited to NAIC 1 or 2 rated securities;
o	An agreement to increase statutory reserves by an additional $125 million by December 31, 2004, which has been completed.
o	Enter into a reinsurance treaty with Centre Solutions (Bermuda) Limited through which PTNA and ANIC reinsure 100% of their individual long-term care insurance business in effect on December 31, 2001;
o	File with the Department monthly statements of the balance of the trust account required under the trust agreement among them, Centre Solutions (Bermuda) Limited, and The Bank of New York within five days of receipt of any such statement;
o	Compute contract and unearned premium reserves using the initial level net premium reserve methodology;
o	Submit to the Department all filings made by Penn Treaty with the Securities and Exchange Commission, and all press releases issued by Penn Treaty, PTNA or ANIC;
o	Not enter into any new reinsurance contract or treaty, or amend, commute or terminate any existing reinsurance treaty without the prior written approval of the Department, such approval not to be unreasonably withheld;
o	Not make any new special deposits or make any changes to existing special deposits without the prior written approval of the Department, such approval not to be unreasonably withheld;
o	Not enter into any new agreements or amend any existing agreements with Penn Treaty or any affiliate in excess of $100,000 or make any dividends or distributions to Penn Treaty or any affiliate without the prior written approval of the Department, such approval not to be unreasonably withheld; and
o	Notify the Department within five days of receiving notification of default on Penn Treaty debt requiring acceleration of repayment.

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

        The Florida Department of Insurance issued a Consent Order dated July 30, 2002, as amended, reinstating PTNA’s Certificate of Authority in Florida as a foreign insurer. The Consent Order sets forth the following obligations which PTNA must satisfy to maintain its Certificate of Authority in Florida:

o	Maintain compliance with Florida laws which establish minimum surplus required for health and life insurers;
o	Submit monthly financial statements to the Department of Insurance;
o	Maintain compliance with Florida laws governing investments in subsidiaries and related corporations;
o	Limit direct premiums on new business in the State of Florida so as not to exceed $4 million during 2002 and $15 million during 2003;
o	Limit direct premium growth in Florida to ten percent annually after 2003 ($16.5 million in 2004) unless otherwise approved in writing by the Department of Insurance based upon evidence of adequate capitalization;
o	Maintain a RBC ratio in excess of 200%; and
o	Submit quarterly reports to the Department of Insurance demonstrating all claims that have been assumed by Centre Solutions (Bermuda) Limited.

        In the event that PTNA fails to maintain compliance with Florida laws or the above requirements, the Department of Insurance will notify PTNA and could require it to take corrective action. If the Department of Insurance determines that the corrective action is not timely, PTNA’s Certificate of Authority could be suspended and it could be required to cease writing new direct business in Florida until such time as it took any required corrective action.

        In March of 2005 the Florida Department of Insurance notified us that, based upon our most recent statutory filing, we were in marginal violation of the gross premium to surplus ratio and of the consent order. However, we subsequently entered into a sale/leaseback arrangement which increases statutory surplus by $3 million, bringing us into compliance with the corrective order. As a result, we do not anticipate any interruption in our ability to sell new policies in Florida.

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

        We are in compliance with all conditions established by the California and Illinois Departments of Insurance.

          (m)   Employees

        As of December 31, 2004, we had approximately 301 full-time employees. We are not a party to any collective bargaining agreements.

Item 2.      Properties

        Our principal offices in Allentown, Pennsylvania occupy two buildings, totaling approximately 37,000 square feet of office space in a 40,000 square foot building and all of a 16,879 square foot building. We own both buildings and a 2.42 acre undeveloped parcel of land located across the street from our home offices. We also lease additional office space for ancillary operations of our captive agencies, New York staff and actuarial staff.

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

        Our Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division (Forest, et al. v. Penn Treaty Network America Insurance Company).  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. We removed this case to United States District Court, Middle District of Florida, Ocala Division for a second time in November 2003. Plaintiffs’ motion to remand the case to Florida State Court was granted in April 2004.  Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution and pray for relief in the form of compensatory damages and restitution, an order of reformation of the polices, and attorney fees and court costs. No amounts were specified for compensatory damages and restitution. We have filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against the Company, and to strike certain allegations of the complaint as irrelevant and improper.  While we deny liability to Plaintiffs and intend to contest this vigorously, we are continuing our negotiations in this matter.

                Our Company and its subsidiary, PTNA, are defendants in an action in the Orange County Superior Court in the state of California (Bartolini, et al. v. Penn Treaty Network America Insurance Company). Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public. Plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long term care insurance policies. Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies, and attorney fees and court costs. No amounts were specified for compensatory damages and restitution. After review of our motions related to the plaintiffs’ complaint, the court dismissed plaintiffs’ claim for breach of fiduciary duty, and we filed an answer to the plaintiffs’ other claims in the complaint. While we deny liability to Plaintiffs and intend to contest this vigorously, we are continuing our negotiations in this matter.

                  Our Company and two of its subsidiaries, PTNA and Senior Financial Consultants Company, were defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania (National Healthcare Services, Inc. v. Penn Treaty American Corporation, et al.). The complaint sought compensatory damages for an alleged breach of contract and misappropriation.  The parties have settled the matter for value of $1.35 million to be paid in a combination of our common shares (at our option) and cash. The Company denies liability to plaintiffs but entered into the settlement to avoid the risks, uncertainties and costs inherent in litigation. The case has now been dismissed with prejudice pursuant to the settlement agreement.

                Our Company’s subsidiary, PTNA, is a defendant in an action in the Los Angeles County Superior Court in the state of California (Westfall, et al. v. Penn Treaty Network America Insurance Company, et al.).  Plaintiffs filed this matter on May 28, 2004 on behalf of themselves and all other persons similarly situated and the general public.  The plaintiffs allege wrongdoing in connection with the payment of long-term care insurance claims. The plaintiffs allege violations of the California Consumer Legal Remedies Act, the California Business and Professions Code, breach of the implied duty of good faith and fair dealing, financial elder abuse and prays for relief in the form of compensatory damages and restitution, punitive damages, any accounting, attorney fees and court costs.  No amounts were specified for compensatory damages and restitution or punitive damages. We removed this case to United States District Court for the Central District of California in March 2005.  We have filed a motion to dismiss all counts of the plaintiffs’ complaint, and a motion to strike allegations of the complaint, including plaintiffs’ class allegations.  While we cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations in the event of an unfavorable outcome. However, we believe that the complaint is without merit and intend to continue to defend the matter vigorously.

Item 4.      Submission of Matters to a Vote of Stockholders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the New York Stock Exchange under the symbol “PTA.” As of March 18, 2005, there were 423 record holders of our common stock. The following table indicates the high and low sale prices of our common stock as reported on the New York Stock Exchange during the periods indicated.

	High	Low
2004 1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	$ 2.27 2.24 2.19 2.11	$ 1.50 1.85 1.37 1.47
2003 1st Quarter 2nd Quarter 3rd Quarter 4th Quarter	$ 2.37 1.95 2.67 2.10	$ 1.25 1.40 1.73 1.47

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

Item 6.    Selected Financial Data

        The following selected consolidated statement of operations data and balance sheet data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our Consolidated GAAP Financial Statements.

	2004	2003 Restated(1)	2002 Restated(1)	2001 Restated(1)	2000 Restated(1)
Statement of Income and Comprehensive Income Data:
Revenues:
Total premiums	$319,885	$321,946	$333,643	$350,391	$357,113
Net investment income	46,839	43,273	40,107	30,613	27,408
Net realized gains (losses)	167	237	15,663	(4,367)	652
Trading account loss	--	--	--	(3,428)	--
Market gain (loss) on experience account (2)	39,749	(9,494)	56,555	--	--
Change in preferred interest on early conversion liability (3)	2,237	(981)	--	--	--
Other income	5,864	9,082	11,585	9,208	8,096

Total revenues	414,741	364,063	457,553	382,417	393,269

Benefits and expenses:
Benefits to policyholders (4)	232,698	247,822	374,085	240,750	244,933
Commissions	39,115	40,800	45,741	76,805	102,313
Net acquisition costs amortized (deferred) (5)	11,578	10,243	7,515	9,972	(43,109)
Impairment of net unamortized policy
acquisition costs (6)	--	--	1,100	61,800	--
General and administrative expenses	52,970	59,110	46,472	49,282	49,973
Impairment of goodwill (7)	13,376	--	--	--	--
Litigation expense (8)	4,150	--	--	(250)	1,000
Expense and risk charge and excise tax (9)	14,199	14,138	17,227	5,635	--
Interest expense	10,443	8,112	5,733	4,999	5,134

Total benefits and expenses	378,529	380,225	497,873	448,993	360,244

Income (loss) before federal income taxes and
cumulative effect of accounting change	36,212	(16,162)	(40,320)	(66,576)	33,025
(Provision) benefit for federal income taxes	(15,676)	2,992	13,728	16,877	(11,214)

Net income (loss) before cumulative effect
of accounting change (10)	$20,536	$(13,170)	$(26,592)	$(49,699)	$21,811

Net income (loss)	$20,536	$(13,170)	$(31,743)	$(49,699)	$21,811

Net income (loss) adjusted for accounting change (11)	$20,536	$(13,170)	$(31,743)	$(48,846)	$22,664

Basic earnings per share before cumulative effect
of accounting change (10)	$0.54	$(0.63)	$(1.38)	$(3.49)	$3.00

Diluted earnings per share before cumulative effect
of accounting change (10)	$0.30	$(0.63)	$(1.38)	$(3.49)	$2.52

Basic earnings per share	$0.54	$(0.63)	$(1.65)	$(3.49)	$3.00

Diluted earnings per share	$0.30	$(0.63)	$(1.65)	$(3.49)	$2.52

Basic earnings per share adjusted for accounting change (11)	$0.54	$(0.63)	$(1.65)	$(3.43)	$3.11

Diluted earnings per share adjusted for accounting change (11)	$0.30	$(0.63)	$(1.65)	$(3.43)	$2.61

Weighted average shares outstanding (12)	37,720	20,970	19,240	14,248	7,279
Weighted average diluted shares outstanding (13)	86,306	20,970	19,240	14,248	9,976

	2004	2003 Restated(1)		2002 Restated(1)		2001 Restated(1)		2000 Restated(1)
GAAP Ratios:
Loss ratio (2)	72.7%	77.0%		112.1%		68.7%		68.6%
Expense ratio	36.8%	38.6%		35.4%		58.0%		30.9%

Total (14)	109.5%	115.6%		147.5%		126.7%		99.5%

Return on average equity (15)	12.0%	(9	.0)%	(18	.9)%	(26	.8)%	12.9%

Balance Sheet Data:
Total investments (16)	$59,509	$44,141	$28,692	$488,591	$366,126
Total assets	1,244,677	1,145,494	1,079,843	939,930	855,806
Total debt	85,167	88,467	76,245	79,190	81,968
Shareholders' equity	197,370	144,079	148,342	187,263	183,638
Book value per share	$4.57	$5.83	$7.64	$9.94	$25.20
Selected Statutory Data:
Net premiums written (17)	$29,888	$27,008	$22,440	$(64,689)	$130,676
Statutory surplus (beginning of period)	$30,638	$34,234	$35,551	$30,137	$67,070
Ratio of net premiums written to
statutory surplus	1.0x	.8x	.6x	(2.1)x	1.9x

Notes to Selected Financial Data (in thousands)

(1)	In March 2005, in conjunction with the preparation of the financial statements for the year ended December 31, 2004, we concluded that certain policy riders were not reserved for in prior years. Therefore, we have determined that we have not properly accounted for benefits expense and policy reserves. As a result of this conclusion, we have restated our previously issued financial statements for the years ended December 31, 2003 and 2002 to reflect the inclusion of the policy riders. In addition, we have restated the financial information in the Selected Financial Data table for 2001 and 2000 to reflect the impact of the previously unreserved policy riders.

        The impact of the restatement on net income and shareholders’ equity was:

	Increase (Decrease)
Year Ended	Net Income	Shareholders' Equity
2000	$(939)	$(4,424	)(1)
2001	(1,110)	(5,533)
2002	(1,305)	(6,838)
2003	183	(6,655)
(1)	Shareholders' equity was reduced $3,484 on January 1, 2000 due to the impact of the unreserved policies in previous years.

(2)	Effective December 31, 2001, we entered into a reinsurance agreement for substantially all of our long-term care insurance policies, which we are accounting for as deposit accounting. The reinsurer maintains a notional experience account for our benefit in the event of commutation. The notional experience account receives an investment credit, derived from the separate components of the notional experience account. This gain represents the income from the embedded derivative portion of our notional experience account, similar to that of an unrealized gain or loss on a bond.

(3)	Holders of our convertible subordinated notes are entitled to convert their notes into shares of our common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received until that date. We have determined that this feature is an embedded derivative as defined in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” As a result of this determination, we have separately valued and bifurcated the embedded derivative from the host contract. At each balance sheet date, the embedded derivative must be recorded at fair value, with any change in fair value recognized in current operations.

(4)	During the third quarter of 2002, we determined to refine certain of our processes and assumptions in the establishment of our reserves for current claims. As a result of this change, we increased our reserves for current claims by approximately $83,000 for claims incurred prior to the third quarter of 2002.

(5)	Effective September 10, 2001, we discontinued the sale, nationally, of all new long-term care insurance policies until our Corrective Action Plan was completed and approved by the Pennsylvania Insurance Department. As a result, there was a substantial reduction in the deferral of costs associated with new policy issuance, while we continued to amortize existing deferred acquisition costs.

(6)	Our reinsurance agreement requires us to accrue an annual expense and risk charge to the reinsurer. Primarily as a result of these anticipated charges, we impaired the value of our net unamortized policy acquisition costs by $61,800 in 2001. In the third quarter of 2002, we impaired the value of our deferred acquisition cost asset by approximately $1,100 as a result of the change in our assumptions regarding the future profitability of our existing business in force.

(7)	We test for impairment of goodwill on an annual basis unless an event occurs or circumstances change that would more likely than not indicate that an impairment has occurred. We tested our goodwill quarterly during 2004 due to decreasing sales levels. During our impairment test in the first quarter of 2005, we determined that the goodwill related to the agency reporting unit was impaired. This impairment was a result of declining sales, particularly in the fourth quarter of 2004, which led to lower than planned net income at the reporting unit level. During the most recent impairment test, we lowered the assumptions related to future sales growth and as a result recognized an impairment of $13,376 in 2004.

(8)	In 2004 we recorded $4,150 of litigation expense related to the settlement of one lawsuit and the anticipated settlement of two other lawsuits. There were no material litigation accruals in 2003, 2002, 2001 or 2000.

(9)	As a result of our December 31, 2001 reinsurance agreement with a foreign reinsurer, we must pay federal excise tax of 1% on all ceded premium. The 2001 expense represents excise taxes due for premiums transferred at the inception of the contract. Beginning in 2002, we also accrue an annual expense and risk charge payable to the reinsurer in the event of future commutation of the agreement.

(10)	Excludes $5,151 impairment charge of goodwill from the adoption of SFAS Nos. 141 and 142, which was recorded as a cumulative effect of change in accounting principle. In 2002, in accordance with SFAS No. 142, we determined that the goodwill associated with our insurance subsidiaries was impaired and recognized an impairment loss of $5,151, net of related tax effect, which we recorded as a cumulative effect of change in accounting principle.

(11)	As a result of the adoption of SFAS No. 142 in 2002, we discontinued the amortization of goodwill. We have provided adjusted results for the fiscal periods 2001 and 2000 that reflect the impact of this accounting change as though SFAS No. 142 had been adopted at that time. Net income would have been increased in each adjusted period by $853.

(12)	On May 25, 2001, we issued approximately 11,547 new shares of our common stock, for net proceeds of $25,726, through a rights offering. We also issued approximately 570 new shares in 2002 through a direct equity placement. In 2003, approximately $2,000 of convertible debt due 2003 was exchanged for new convertible debt due 2008. In addition, we issued approximately $33,000 in new convertible debt due 2008 and used a portion of the proceeds to retire approximately $9,000 in convertible debt due 2003. During 2003, holders of approximately $8,000 of the convertible debt due 2008 converted their debt for approximately 5,000 shares of our common stock. During 2004, holders of approximately $29,500 of the convertible debt due 2008 converted their debt for approximately 18,500 shares of our common stock.

(13)	Diluted shares outstanding include shares issuable upon the conversion of our existing convertible debt and exercise of options outstanding, except in 2003, 2002 and 2001, for which the inclusion of such shares would be anti-dilutive. The inclusion of converted shares from the issuance of our Convertible Subordinated Notes due 2008 is expected to produce significant dilution in earnings per share in future periods.

(14)	We measure our combined ratio as the total of all expenses, including benefits to policyholders, related to policies in-force divided by premium revenue. This ratio provides an indication of the portion of premium revenue that is devoted to the coverage of policyholder related expenses. We depend on our investment returns to offset the amounts by which our combined ratio is greater than 100%. In 2001, reduced premium revenue, the impairment of our DAC asset in the fourth quarter (see note 4) and the payment of excise taxes on the initial premium for our new reinsurance agreement (see note 5) increased our combined ratio above what it otherwise would have been. For 2002, see note 2. In 2004 goodwill impairment and litigation expense is not included in the expense ratio.

(15)	Return on equity, which is the ratio of net income or losses to average shareholders’ equity, measures the current period return provided to shareholders on invested equity. New or existing shareholders could be dissuaded from future investment in our common stock and may choose to sell their common stock if they are not satisfied with our return on equity.

(16)	As a result of our reinsurance agreement, which was effective December 31, 2001, we transferred substantially all of our investable assets to the reinsurer.

(17)	Under statutory accounting principles, ceded reserves are accounted for as offsetting negative benefits and negative premium. Our 2004, 2003, 2002, 2001 and 2000 premium is reduced by approximately $303,000 $309,000, $326,000, $408,000 and $226,000, respectively from reinsurance transactions.

Quarterly Data

Our unaudited quarterly data for each quarter of 2004 and 2003 have been derived from unaudited financial statements and include all adjustments, consisting only of normal recurring accruals, which we consider necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of our future results of operations. The following is our 2004 quarterly data on both a restated and as reported basis:

	2004 Restated
	First Quarter Restated (1)	Second Quarter Restated(1)	Third Quarter Restated (1)	Fourth Quarter
	(in thousands, except per share data and ratios)
Total premiums	$82,288	$79,197	$80,309	$78,091
Net investment income	10,987	11,542	12,055	12,255
Net realized capital gains and losses and
other income	36,672	(61,536)	57,838	15,043

Total revenues	129,947	29,203	150,202	105,389

Benefits to policyholders	59,386	56,768	56,256	60,288
Commissions & expenses (excluding interest)	27,488	26,656	25,773	26,367
Goodwill impairment and litigation accrual	--	--	--	17,526
Net acquisition costs amortized	3,955	4,447	1,246	1,930

Net income (loss)	$23,300	$(40,163)	$41,740	$(4,341)

GAAP loss ratio	72.2%	71.7%	70.0%	77.2%
GAAP expense ratio (2)	38.2%	39.3%	33.6%	36.2%

Total	110.4%	111.0%	103.6%	113.4%

Basic earnings per share	$0.79	$(1.03)	$1.03	$(0.10)
Diluted earnings per share	$0.32	$(1.03)	$0.48	$(0.10)

	2004 as Reported
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data and ratios)
Total premiums	$82,288	$79,197	$80,309	$78,091
Net investment income	10,987	11,542	12,055	12,255
Net realized capital gains and losses and
other income	36,672	(61,536)	57,838	15,043

Total revenues	129,947	29,203	150,202	105,389

Benefits to policyholders	59,159	57,596	56,151	60,288
Commissions & expenses (excluding interest)	27,488	26,656	25,773	26,367
Goodwill impairment and litigation accrual	--	--	--	17,526
Net acquisition costs amortized	3,955	4,425	1,250	1,930

Net income (loss)	$23,448	$(40,686)	$41,805	$(4,341)

GAAP loss ratio	71.9%	72.7%	69.9%	76.6%
GAAP expense ratio (2)	38.2%	39.2%	33.6%	36.3%

Total	110.1%	111.9%	103.5%	112.9%

Basic earnings per share	$0.79	$(1.05)	$1.03	$(0.10)
Diluted earnings per share	$0.32	$(1.05)	$0.48	$(0.10)

(1)	Restated to reflect impact of the previously unreserved policy riders.
(2)	GAAP expense ratio excludes interest expense, goodwill impairment and litigation accrual

The following is our 2003 quarterly data on both a restated and as reported basis:

	2003 Restated
	First Quarter Restated (1)	Second Quarter Restated(1)	Third Quarter Restated(1)	Fourth Quarter Restated (1)
	(in thousands, except per share data and ratios)
Total premiums	$83,578	$78,707	$81,471	$78,190
Net investment income	10,347	10,572	11,144	11,209
Net realized capital gains and losses and
other income	6,583	41,463	(33,159)	(16,042)

Total revenues	100,508	130,742	59,456	73,357

Benefits to policyholders	64,283	61,487	63,618	58,434
Commissions & expenses (excluding interest)	27,001	30,779	28,081	28,187
Net acquisition costs amortized	2,698	2,139	3,870	1,536

Net income (loss)	$3,212	$22,718	$(25,306)	$(13,794)

GAAP loss ratio	76.9%	78.1%	78.1%	74.7%
GAAP expense ratio (2)	35.5%	41.8%	39.2%	38.0%

Total	112.4%	119.9%	117.3%	112.7%

Basic earnings per share	$0.17	$1.16	$(1.20)	$(0.58)
Diluted earnings per share	$0.08	$0.32	$(1.20)	$(0.58)

	2003 as Reported
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data and ratios)
Total premiums	$83,578	$78,707	$81,471	$78,190
Net investment income	10,347	10,572	11,144	11,209
Net realized capital gains and losses and
other income	6,583	41,463	(33,159)	(16,042)

Total revenues	100,508	130,742	59,456	73,357

Benefits to policyholders	64,167	60,873	63,763	58,927
Commissions & expenses (excluding interest)	27,001	30,779	28,081	28,187
Net acquisition costs amortized (deferred)	3,054	2,140	3,870	1,552

Net (loss) income	$3,056	$23,116	$(25,398)	$(14,125)

GAAP loss ratio	76.8%	77.3%	78.3%	75.4%
GAAP expense ratio (excluding interest) (2)	36.0%	41.8%	39.2%	38.0%

Total	112.8%	119.1%	117.5%	113.4%

Basic earnings per share	$0.16	$1.18	$(1.20)	$(0.59)
Diluted earnings per share	$0.07	$0.32	$(1.20)	$(0.59)

(1)	Restated to reflect impact of the previously unreserved policy riders.
(2)	GAAP expense ratio excludes interest expense, goodwill impairment and litigation accrual

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement
(amounts in thousands)

        In March 2005, in conjunction with the preparation of the financial statements for the year ended December 31, 2004, we concluded that certain policy riders were not reserved for in prior years. The policy riders are options chosen by the policyholders and the previously unidentified policy riders include inflation, restoration of benefit and return of premium benefit. A significant majority of these policy riders were inflation riders. The premiums associated with the policies were properly billed and any claims incurred on these policies were properly paid. However, the policy riders were not identified in the data utilized to calculate policy reserves. As a result of this conclusion, we have restated our previously issued financial statements for the years ended December 31, 2003 and 2002 to reflect the inclusion of the policy riders and reduced shareholders’ equity by $5,533 as of January 1, 2002 to reflect the impact of the previously unidentified policy riders for prior years.

        The total cumulative impact of the restatement that affected shareholders’ equity as of December 31, 2003 was a decrease in shareholders’ equity of $6,655, which includes a decrease in beginning shareholders’ equity as of January 1, 2002 of $5,533. The overall financial decrease on shareholders’ equity of the restatement as of each year end was as follows:

December 31, 2001 (1)	$(5,533)
December 31, 2002 (2)	(1,305)
December 31, 2003 (2)	183

(1)	The adjustment as of December 31, 2001 represents an opening retained earnings adjustment on January 1, 2002.

(2)	The adjustment represents the retained earning impact of the restatement to net income in the respective period.

        As to the individual financial statement line items, our historical consolidated financial statements for the years ended December 31, 2003 and 2002, reflect the effects of the restatement on (i) net policy acquisition costs amortized and its effects on unamortized deferred policy acquisition costs, (ii) benefits to policyholders expense and its effects on policy reserves, (iii) the Federal income tax benefit and its effects of deferred income taxes and (iv) basic and diluted earnings per share. A summary of the effects of the restatement on reported amounts for the years ended December 31, 2003 and 2002 is presented below.

	Consolidated Balance Sheets
	December 31, 2003			December 31, 2002
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Unamortized deferred policy acquisition costs	$160,740	$18	$160,758	$171,357	$(357)	$171,000
Policy reserves (accident and health)	(508,344)	(10,256)	(518,600)	(464,318)	(10,163)	(474,481)
Deferred income tax liability	(19,314)	3,583	(15,731)	(23,101)	3,682	(19,419)
Total shareholders' equity	150,734	(6,655)	144,079	155,180	(6,838)	148,342

	Consolidated Statements of Income and Comprehensive Income for the Years Ended
	December 31, 2003			December 31, 2002
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Benefits to policyholders	$(247,730)	$(92)	$(247,822)	$(371,998)	$(2,087)	$(374,085)
Net policy acquisition costs amortized	(10,617)	374	(10,243)	(7,595)	80	(7,515)
Federal income tax benefit	3,091	(99)	2,992	13,026	702	13,728
Net loss	(13,353)	183	(13,170)	(30,438)	(1,305)	(31,743)
Basic earnings per share from net loss	$(0.64)	$0.01	$(0.63)	$(1.58)	$(0.07)	$(1.65)
Diluted earnings per share from net loss	$(0.64)	$0.01	$(0.63)	$(1.58)	$(0.07)	$(1.65)

        The restatement did not have any impact on total cash flows from operations, investing or financing activities. We have restated all pertinent historical information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Policy Reserves

         Our policies are accounted for as long duration policies. As a result there are two components of the liabilities associated with our policies. The first is a liability for future policyholder benefits, represented by the present value of future benefits less the present value of future premium collections. In calculating these reserves we utilize assumptions, including estimates for persistency (policies that do not terminate), morbidity (claims expectations), interest rates, and premium rate increases. These assumptions are estimated in the year a policy is issued. Once the assumptions are established, we continue to utilize those assumptions unless our assessment of deferred acquisition costs (“DAC”) indicates that the current unamortized DAC asset is not recoverable in future periods. Any variance from the assumptions established in the year a policy is issued could have a material impact on our results of operations and financial condition.

        The significant assumptions utilized in setting our future reserves for policyholder benefits are:

o	A voluntary lapse rate that ranges from 2.5% to 38%, depending on the age of the policyholder and the number of years the policy has been in-force. The high end of the lapse rate range is 38% for our more recently issued policies. A significant majority of our policyholders are between the ages of 60 to 79 at the time we issue them a policy. The lapse rates range from 30% in the early duration for these policies down to 2.5% in the later durations.
o	Morbidity based upon past Company experience and industry data. We also include an estimate for improving morbidity trends in the general population.
o	The use of the 1990-1995 Select and Ultimate, Sex Distinct, actuarial table for mortality.
o	For policies issued in 2002 through 2004, we use a 4.5% interest rate to discount future experience. For policies issued prior to 2002, we use a 5.7% interest discount rate.
o	We also include an estimate of premium rate increases based on what we had planned to implement as of September 30, 2002 when we last revised our assumptions at the time we recorded an impairment to our DAC.

        Long-term care insurance has fixed annual premiums that can be adjusted only upon approval of the insurance departments of the states where the premiums were written. The process for filing for premium rate increases requires us to demonstrate to the insurance department that expected claims experience is anticipated to exceed original assumptions. The approval of premium rate increases is at the discretion of the insurance department.

        We have filed and implemented premium rate increases on most of our in-force policies. We have and are continuing to file and implement additional premium rate increases on the majority of our policies issued prior to 2002. We have been successful in obtaining premium rate increases in the past. However, there has been increased public and regulatory scrutiny over the practice of obtaining premium rate increases on long-term care insurance.

        We base our premium rate increase assumptions on our past experience and our expectations of the amounts of actual rate increases that we will be able to achieve. If we are unsuccessful in obtaining the assumed level of rate increases, we could recognize an impairment in the future, which could have a material adverse effect on our results of operations and financial position. In addition we are currently in litigation concerning the premium rate increases we have implemented, which could have a material adverse effect on our results of operations and financial position.

        Our assumptions remain unchanged in future periods regardless of actual experience unless we impair our DAC due to an expected loss in future periods using updated assumptions for all of the above. However, when actual experience differs from our expectations, the incremental difference between actual and expected results is recognized in the current period.

Claim Reserves

        The second component of the liabilities associated with our policies is a reserve we establish for incurred, either reported or not yet reported, claims. This amount represents the benefits to be paid in the future for our current claims. The significant assumptions utilized in establishing claim reserves are expectations about the duration, cost of care being reimbursed and incidence of claims and the interest rate utilized to discount the claim reserves. These assumptions are based on our past experience, industry experience and current trends. We establish our claim reserves in each period based upon our most currently available information and assumptions.

        We use a discount rate of 5.9% for claim reserves, which approximates the current yield to maturity of our assets. A 50 basis point decrease in the discount rate can cause our claim reserves to increase by approximately $2,000.

        As part of our monitoring of claims reserves, we compare actual results to our expectations. Any deviation from our expectations is recorded in the period in which the deviation occurs. Any changes in our estimates in the future may have a material impact on our financial condition and results of operations.

Deferred Acquisition Costs

        In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The DAC is determined using the same projected actuarial assumptions used in computing benefit reserves.

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

        The significant assumptions utilized in the DAC recoverability analysis that differ from our current assumptions for policy reserves and DAC include:

o	Investment of future cash flows in instruments and at durations similar to our current investment mix, using current market interest rates for new investments (new investments are assumed to average 5.34%).
o	An estimate that claims will improve due to the expected results from recently implemented and future planned improvements to our claims adjudication procedures.
o	An estimate that the ultimate level of premium rate increases that will be approved and implemented will be higher than the originally assumed percentage of 77%.

        Changes in one or a combination of these assumptions can produce significant volatility in the recoverability of DAC.

Litigation and Contingencies

        We are involved in lawsuits relating to our operations. These lawsuits include, but are not limited to, allegations as to improper sales practices in connection with the recent premium rate increases on our long-term care policies.

        We recognize an estimated loss for contingencies when we believe it is probable that a loss has occurred and the amount of loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation and contingency matters. As time passes and additional facts and circumstances become known, our estimation of the probability of loss as well as our ability to reasonably estimate a loss may change. The ultimate outcome of litigation and other contingencies could have a material adverse impact on our results of operations and financial position in the future.

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

        We have established the accounting model for this reinsurance agreement assuming that we will commute the contract on December 31, 2007, the first available commutation date. We intend, but are not required, to commute the agreement on the first commutation date. We have significant incentive to commute the agreement on December 31, 2007 as the expense and risk charges applied to the notional experience account for the benefit of the reinsurer begin to escalate after that date and the reinsurer may exercise warrants at a common stock equivalent price of $1.80 per share, representing approximately 20% of the then outstanding common stock on a fully diluted basis.

        Our current modeling and actuarial projections suggest that it is probable we will be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, our statutory capital following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, we would receive cash or other liquid assets equaling the market value of our notional experience account from the reinsurer. We would also record the necessary reserves for the business in our statutory financial statements. Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. As of December 31, 2004, the statutory basis reserve liabilities of $1,026,341 exceed the combination of the notional experience account value and funds held due to the reinsurer of $939,452. Based upon our current modeling and actuarial projections, management believes it is probable that the value of the notional experience account will exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $110,000 and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter; however, the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the experience account balance prior to commutation. The reinsurer has agreed to fix the market value of the experience account and to invest the assets in a manner that we request in order to minimize short term volatility when we inform the reinsurer of our intention to commute the agreement.

        As a result of our intention to commute, we considered only the expense and risk charges anticipated prior to the commutation date in our unamortized DAC recoverability analyses and have not recorded the potential of future escalating charges. In the event we determine that commutation of the reinsurance agreement is unlikely on December 31, 2007, but likely at some future date, we will include additional annual expense and risk charge credits against our notional experience account in our DAC recoverability analysis. As a result, we could impair the value of our DAC asset and record the impairment in our financial statements. However, we currently believe that it is probable we will have sufficient statutory capital and surplus to commute the reinsurance agreement on December 31, 2007 or that other alternatives, such as new reinsurance opportunities or, additional capital issuances will be available to enable us to commute the agreement as planned.

        As part of our reinsurance agreement, effective December 31, 2001, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants are exercisable through December 31, 2007 at common stock equivalent prices ranging from $2.75 to $6.25 per share. If exercised and converted, the convertible preferred stock would represent approximately 15% of the then outstanding shares of our common stock on a fully diluted basis. If the agreement is not commuted on December 31, 2007, the reinsurer may exercise the fourth tranche of convertible preferred stock purchase warrants at a common stock equivalent price of $1.80 per share, which if converted would represent an additional 20% of the then outstanding common stock on a fully diluted basis. We are recognizing the additional consideration of entering into the agreement, represented by the fair value of the warrants granted to the reinsurer, over the period of time to the expected commutation date.

Notional Experience Account

        Our 2001 Centre reinsurance agreement includes a provision for the maintenance of a notional experience account for our benefit in the event we elect to, and are able to, commute the reinsurance agreement in the future. The notional experience account balance was $901,368 as of December 31, 2004. We receive a return on the experience account that is based on a series of benchmark indices and derivative hedges. The benchmark indices are comprised of US Treasury strips, agencies, and investment grade corporate bonds with weightings of approximately 25%, 15% and 60%, respectively, and a duration of approximately 14 years.

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

        A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $110,000 and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however, the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the reacquired policies. The reinsurer has agreed to fix the market value of the experience account at that time, and to then invest the assets in a manner that we request in order to minimize short term volatility.

Goodwill

        The balance of our goodwill was $6,985 and $20,360 at December 31, 2004 and 2003, respectively.

        The goodwill at both December 31, 2004 and 2003 relates to the purchase of our insurance agencies, UIG and NISHD. We test for impairment of goodwill on an annual basis unless an event occurs or circumstances change that would more likely than not indicate that an impairment has occurred. During 2004 we performed our impairment test on a quarterly basis due to declining sales. The test is done at a reporting unit level, which combines the operations of UIG and NISHD. UIG and NISHD are both insurance agencies that sell senior market insurance products, and therefore have similar economic characteristics.

        During our quarterly impairment test as of December 31, 2004, we determined that the goodwill related to the agency reporting unit was impaired. This impairment was a result of declining sales, particularly in the fourth quarter of 2004, which led to lower than planned net income at the reporting unit level. The decline in sales is attributable to a decline in sales across the long-term care industry during 2004 as a result of higher priced policies and the negative impact of premium rate increases that have been implemented on previously issued policies. The fair value of the reporting unit is determined utilizing the present value of cash flows, which includes assumptions for future growth in sales. During the most recent impairment test, we lowered the assumptions related to future sales growth and as a result recognized an impairment of $13,376 in 2004.

        The valuation is sensitive to future growth in sales of insurance policies, the persistency of the renewal commission stream and expense savings initiatives that we have implemented. We utilized a 15% discount rate in the goodwill analysis. We assume that our agencies are capable of future growth from both the sale of our products and from the sale of other carriers’ products.

        Our future growth assumptions now range from 15% in the first years and stabilize at 5% in the later years of our analysis. The growth rates in the early years are dependent upon the ability of our agencies to execute on recently signed agreements with unaffiliated insurance companies and to sell policies underwritten by our insurance subsidiaries especially in states such as California where we have recently received approval to sell our products.

        Our insurance subsidiaries have recommenced sales in 41 states since February 2002, after the cessation of sales in September 2001. The goodwill analysis for our agencies is sensitive to the ability of our insurance subsidiaries to successfully supply product that is competitive and to improve their financial strength ratings. Future growth in sales is also dependent upon recent contracts to sell insurance products of unaffiliated insurance companies. If the future growth in sales or expense savings initiatives do not occur as we anticipate, we may realize an additional impairment in the goodwill allocated to the agency operations in the future.

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

        As of December 31, 2004 the fair value of the embedded derivative was $1,403. In determining the fair value of the embedded derivative, we make certain assumptions, including the future volatility and liquidity of the Company’s common stock. We believe the liquidity of the stock significantly impacts the assumed value of the embedded derivative due to the ability of a converting holder to liquidate the shares and recognize its intended value. We also take into consideration recent trends in the number of holders converting. If we assumed that all holders converted on December 31, 2004, without giving any consideration to the relationship of the current share price to the conversion price or to the impact of this level of conversions on the stock price, the value of the embedded derivative would be $4,567.

        If actual experience differs from our current assumptions, our results of operations may be subject to significant volatility in future periods.

Valuation Allowance for Income Taxes

        We have net operating loss carryforwards of $39,876 or $13,957 on a tax effected basis, which have been generated by taxable losses at the parent company, and if unused will expire between 2012 and 2024. We have net operating loss carryforwards of $27,102 or $9,486 on a tax effected basis, which have been generated by taxable losses at our insurance subsidiaries, and if unused, will expire in 2016. The parent company’s net operating loss carryforwards can be utilized by our insurance subsidiaries, subject to a limitation equal to the lesser of 35% of the insurance subsidiary taxable income or 35% of the current aggregate carryforward amount.

        We have recorded a valuation allowance of $8,275 against our net operating loss carryforwards on a tax affected basis. We recorded the valuation allowance due to a change in ownership as defined in the Internal Revenue Code. As a result of the change in ownership we are now subject to a limitation on the amount of prior period net operating loss carryforwards we can utilize. If we do not generate enough taxable income in the future we may need to record an additional valuation allowance, which could have a material impact on our financial condition and results of operations.

Overview

        Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care and Medicare supplement. Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported claims, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. Our reserves are certified annually by our consulting actuary as to standards required by the insurance departments for our domiciliary states and for the other states in which we conduct business. We believe we maintained adequate reserves as mandated by each state in which we are currently writing business at December 31, 2004.

Results of Operations

Twelve Months Ended December 31, 2004 and 2003

(Certain amounts related to 2003 have been restated to reflect the impact of previously unreserved policy riders)
(amounts in thousands)

        Premium revenue. Total premium revenue earned in the twelve months ended December 31, 2004, including long-term care, disability, life and Medicare supplement, decreased 0.6% to $319,885, compared to $321,946 in the same period in 2003.

        Effective September 10, 2001, we discontinued the sale nationally of all new long-term care insurance policies until the Corrective Action Plan (the “Plan”) was completed and approved by the Pennsylvania Insurance Department (the “Department”). Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We are now approved to recommence new policy sales in 18 additional states, including Florida and California (subject to corrective orders). These 41 states accounted for approximately 91% in aggregate of our total direct premium revenue in 2004. Florida, California and Pennsylvania accounted for approximately 16%, 15% and 12%, respectively of our direct premium revenue in 2004. We are working with the remaining states to recommence new policy sales in all jurisdictions.

        Total first year premium revenue earned in 2004 increased 40.9% to $11,186, compared to $7,942 in 2003. First year long-term care premiums earned in 2004 increased 47% to $10,358, compared to $7,040 in 2003. We believe that the increase in first year premiums is due to (1) the recommencement of sales in additional states during 2004, (2) the engagement of additional independent agents that had not previously sold our policies, and (3) the introduction of our new products, which have higher annual premiums than our previously sold products. We anticipate that first year premium revenue will continue to increase as independent agents that sold our policies prior to the cessation of sales are reengaged and independent agents that had not previously sold our policies are recruited. We also anticipate that we will recommence sales in additional states in which we are currently not writing new business.

        Total renewal premium revenue earned in 2004 decreased 1.7% to $308,699, compared to $314,004 in 2003. Renewal long-term care premiums earned in 2004 decreased 2.2% to $295,959, compared to $301,916 in 2003. The decrease in renewal premium revenue is due to the lapsation of existing policies and a reduced level of new premium levels compared to periods prior to the cessation of sales in 200l. We anticipate that we will continue to experience reduced levels of renewal premium revenue until such time as an increased level of new premiums is sufficient to offset the lapsation of existing policies. Our persistency was 88.7% and 88.1% in 2004 and 2003, respectively.

        Net investment income. Net investment income earned in 2004 increased 8.2% to $46,839, from $43,273 in 2003

        Our average yield on invested assets at cost, including cash and cash equivalents, was 5.17% and 5.19%, in 2004 and 2003, respectively. The investment income component of our notional experience account investment credit generated $46,172 and $41,426 in 2004 and 2003, respectively. The notional experience account yields a fixed return based upon the yield to maturity of the underlying benchmark indices, which are comprised of U.S. Treasury strips, government agencies and investment grade corporate bonds with weightings of approximately 25%, 15% and 60%, respectively, and have duration of approximately 14 years. The average yield on the notional experience account was 5.65% and 5.63% in 2004 and 2003, respectively.

        Market gain (loss) on notional experience account. We recorded a gain on our notional experience account of $39,749 in 2004 compared to a market loss of $9,494 in 2003.

        During 2004 the interest rates on the underlying investments in the benchmark indices supporting our notional experience account were lower at the end of the year compared to the beginning of the year, resulting in a market gain. During 2003, although interest rates were volatile during the year, interest rates at the beginning and end of the year were relatively unchanged.

        The total return of the Lehman Brothers US Aggregate Bond Index was 4.3% and 4.11% in 2004 and 2003, respectively. The total return on our notional experience account, which generates the majority of our net investment income, was 10.51% and 4.34% in 2004 and 2003, respectively. Management attributes the favorable return achieved from its notional experience account in 2004 to the impact of declining market interest rates upon the long duration of the underlying benchmark indices. In 2003, market interest rates remained stable, producing an immaterial impact upon the total market return of the notional experience account.

        Change in preferred interest on early conversion. The fair value of the embedded derivative as of the date that the option to receive discounted interest was granted was $2,038. Due to the issuance of additional convertible debt in February and November of 2004, we recorded an additional $622, representing the fair values of these embedded derivatives. As of December 31, 2004, we adjusted the embedded derivative to its then fair value of $1,403 by recording a gain of $2,237 compared to a loss of $981 in 2003. We believe that the value of the embedded derivative is significantly affected by the ability of the investor to liquidate their shares in the market. We further believe that the number of shares of our common stock outstanding and the average daily trading volume of our common stock provide an indication of the ability for the market to bear additional sales of stock without a material reduction of the current market value of those shares. The value decreased in 2004 as a result of $29,499 of conversions and the decrease in the value of the interest we would pay upon the conversion due to the shortening of the time period between the date of conversion and October 2005. During 2003, the liquidity of our common stock rose significantly, as did the average daily trading volume, which indicated that the market could absorb additional shares without significant reduction of the market price. As a result, we increased our estimates of the value of the embedded derivative based on an assumption that conversions were more likely to occur without stock price deflation.

        In determining the fair value of the embedded derivative, the Company makes certain assumptions, including the future volatility and liquidity of the Company’s common stock. If actual experience deviates from current assumptions, our financial results may be significantly impacted in future periods.

        Other income. We recorded $5,864 in other income in 2004, as compared to $9,082 in 2003. The income generated from our ownership of corporate owned life insurance policies decreased to $322 in 2004, as compared to $2,036 in 2003. The cash value of these policies is invested in investment grade corporate bonds and equity indexes. We receive a crediting rate net of insurance costs and fees for maintaining a stable value of the assets, which was reduced significantly during 2004 due to deterioration in the underlying bond and equity investments of the funds supporting the COLI. In addition, the average balance decreased from approximately $59,000 in 2003 to approximately $53,300 in 2004 due to death benefit payments. The average yield on the income generated from the corporate owned life insurance was 0.22% in 2004, compared to 3.10% in 2003. The commission income related to our agency subsidiaries decreased to $4,979 in 2004 compared to $6,947 in 2003. This decrease was a result of lower sales in 2004, primarily related to the sale of long-term care insurance. The long-term care industry experienced a 25% decrease in new policy sales in 2004 compared to 2003.

        Benefits to policyholders. (2003 has been restated to reflect the impact of previously unreserved policy riders.) Total benefits to policyholders in 2004 decreased 6.1% to $232,698 compared to $247,822 in 2003. Our loss ratio, or policyholder benefits to premiums, was 72.7% in 2004, compared to 77.0% in 2003. We believe the improvement in the 2004 loss ratio is primarily due to the impact of premium rate increases, changes in certain assumptions used in the calculation of our claim reserves and improved claims adjudication procedures implemented during 2003 and 2004.

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

        We evaluate our prior year assumptions by reviewing the development of reserves for the prior period. During 2004, reserve amounts relating to December 31, 2003 and prior had a favorable development of $19,404 compared to a favorable development of $3,095 during 2003 for reserve amounts relating to December 31, 2002 and prior. These changes to prior year reserve amounts (particularly when calculated as a percentage of the prior year-end reserve balance) provide a relative measure of deviation in actual performance as compared to our initial assumptions.

        The adjustments to reserves for claims incurred in prior periods are primarily attributable to claims incurred from our long-term care insurance policies, which represent approximately 95% of our premium in-force. The favorable development in 2004 is attributable to:

(1)	Refinements to the model we utilized to calculate claim reserves, including the addition of diagnosis code data, payment frequency data, and further delineation of policy forms for purposes of evaluation of existing continuance tables. As a result claims reserves were reduced by approximately $6,000.
(2)	An increase in the discount rate used for claims reserves from 5.7% to 5.9%, reflecting our improved investment portfolio performance, which reduced reserves by approximately $1,000.
(3)	During 2004, fewer claims that were closed as of December 31, 2003 reopened than we had estimated, resulting in a reduction of approximately $4,500; and
(4)	Claim reserve adjudication process improvements implemented in the second half of 2003 and throughout 2004.

        The development of our prior year assumptions were in line with our expectations for 2003.

    Commissions.     Commissions to agents decreased 4.13% to $39,115 in 2004, compared to $40,800 in 2003.

        First year commissions on accident and health business in 2004 increased 52.3% to $6,530 compared to $4,288 in 2003, primarily due to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 58.4% in 2004 and 54.0% in 2003. The first year commission ratio for both 2004 and 2003 is lower than the first year commission ratio prior to the cessation of sales in 2001, due to the increased sale of our Secured Risk, Medicare Supplement and franchise group policies as a percentage of total new sales. All of these policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies. We believe that sales of these policies as a percentage of new sales are likely to decrease as our total sales increase, resulting in an increase in this ratio. We believe that the sale of long-term care policies has declined as a percentage of sales as a result of our lower financial ratings with A.M. Best and Standard and Poor’s rating services and continued consumer and agent concerns regarding our financial strength.

        Renewal commissions on accident and health business in 2004 decreased 10.6% to $34,708, compared to $38,802 in 2003 due to the decrease in renewal accident and health premiums. The ratio of renewal accident and health commissions to renewal accident and health premiums was 11.3% in 2004 and 12.5% in 2003. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001. We do not pay commissions on the additional premium collected as a result of a rate increase, which reduces the ratio of renewal commissions to renewal premium revenue. We anticipate that this ratio will continue to decline until the premium rate increases are fully implemented, which we anticipate will occur prior to the end of 2006.

        Net policy acquisition costs amortized. (2003 has been restated to reflect the impact of previously unreserved policy riders.) The net deferred policy acquisition costs amortized in 2004 increased to $11,578, compared to $10,243 in 2003.

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

        The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. However, lower new premium sales during the 2004 and 2003 periods, as compared to sales prior to the cessation of new sales in 2001, produced significantly less expense deferral to offset amortized costs.

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

        General and administrative expenses. General and administrative expenses in 2004 decreased 10.4% to $52,970, compared to $59,110 in 2003. The ratio of total general and administrative expenses to premium revenues was 16.6% in 2004, compared to 18.4% in 2003.

        In 2003 we recorded expenses of $2,668 related to the initial recognition of future retirement benefits payable to our former chairman and severance related expenses for certain managers and employees whose positions were eliminated. We did not have a similar charge in 2004. Expenses at one of our agency subsidiaries were approximately $2,000 less in 2004 than in 2003 due to reductions in staff and the closing of certain unprofitable agency offices. Legal fees were approximately $900 less in 2004 than 2003 due to a reduction in activity related to our litigation. Outside actuarial fees were approximately $1,200 less in 2004 than in 2003 as the combination of less premium rate increase filings and increased internal staffing levels served to reduce reliance on outside parties. Also in 2004 there was a reduction in expenses related to the implementation of internally developed software of approximately $900 while we were in the process of choosing a new vendor. These reductions were partially offset by increases in variable costs related to increased sales levels.

        Impairment of Goodwill. The goodwill at both December 31, 2004 and 2003 relates to the purchase of our insurance agencies, UIG and NISHD. We test for impairment of goodwill on an annual basis unless an event occurs or circumstances change that would more likely than not indicate that an impairment has occurred. We tested for impairment on a quarterly basis during 2004 due to declining sales. The test is done at a reporting unit level, which combines the operations of UIG and NISHD. UIG and NISHD are both insurance agencies that sell senior market insurance products, and therefore have similar economic characteristics.

        During our quarterly impairment test as of December 31, 2004, we determined that the goodwill related to the agency reporting unit was impaired. This impairment was a result of declining sales, particularly in the fourth quarter of 2004, which led to lower than planned net income at the reporting unit level. The decline in sales is attributable to a decline in sales across the long-term care industry during 2004 as a result of higher priced policies and the negative impact of premium rate increases that have been implemented on previously issued policies. The fair value of the reporting unit is determined utilizing the present value of cash flows, which includes assumptions for future growth in sales. During the most recent impairment test, we lowered the assumptions related to future sales growth and as a result recognized an impairment of $13,376 in 2004. There was no impairment recognized in 2003.

        Litigation Settlement Expense. During 2004, we accrued $3,000 related to the anticipated resolution of two lawsuits related the sale of long-term care policies. In addition, we accrued $1,150 related to the settlement of a separate lawsuit. (See Item 3 – “Legal Proceedings” for details.)

        Expense and risk charges on reinsurance and excise tax expense. Our reinsurance agreement provides the reinsurer with annual expense and risk charges, which are credited against our notional experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In 2004 and 2003, we incurred charges of $11,230 and $11,073, respectively for this item. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer equal to one percent of the premium revenue ceded to the foreign reinsurer. We recorded $2,969 and $3,065 for excise tax expenses in 2004 and 2003, respectively. We anticipate that this expense will continue to decrease as policies issued prior to January 1, 2002 continue to lapse, resulting in the ceding of a lower amount of premium revenue to the foreign reinsurer.

        Interest expense. Interest expense in 2004 increased 28.7% to $10,443, compared to $8,112 in 2003. During February and November of 2004, we issued $16,000 and $10,000, respectively of additional convertible subordinated notes. During 2003, we issued $32,421 of additional convertible subordinated notes and paid our entire obligation of $8,957 related to convertible subordinated notes that matured in 2003. Our average outstanding convertible subordinated debt for 2003 was $97,099 compared to $84,884 in 2004. The amount of interest expense related to the outstanding principal balance was $5,302 and $5,974 in 2004 and 2003, respectively.

        Holders of our convertible subordinated notes are entitled to convert their notes into shares of our common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received through October 2005 had they not converted the notes. We incurred $2,809 and $1,069 of interest expense from the early conversion of $29,499 and $8,122 in convertible subordinated notes during 2004 and 2003, respectively.

        The $10,000 of convertible subordinated notes issued in November of 2004, were issued when the price of our common stock was $1.87 per share. Because this price exceeded the conversion price of $1.75 per share, we recorded additional interest expense of $686 in 2004.

        (Provision) benefit for federal income taxes. (2003 has been restated to reflect the impact of previously unreserved policy riders.) In 2004, we recorded a provision for Federal income taxes of $15,676 compared to a benefit from Federal income taxes of $2,992 in 2003. The effective tax rate was 43.3% in 2004 compared to 18.5% in 2003.

        In 2004, the effective tax rate utilized to record our provision for Federal income taxes was higher than our statutory tax rate of 35% primarily due to the impairment charge recorded against the goodwill of UIG, which is not deductible for Federal income tax purposes. In 2003, the effective tax rate utilized to record our benefit from Federal income taxes was lower than our statutory rate due to the valuation allowance we recorded.

Twelve Months Ended December 31, 2003 and 2002

(Certain amounts related to 2003 and 2002 have been restated to reflect the impact of previously unreserved policy riders.)
(amounts in thousands)

        Premium revenue. Total premium revenue earned in the twelve months ended December 31, 2003, including long-term care, disability, life and Medicare supplement, decreased 3.5% to $321,946, compared to $333,643 in the same period in 2002.

        Total first year premium revenue earned in 2003 increased 23.4% to $7,942, compared to $6,436 in 2002. First year long-term care premiums earned in 2003 increased 28.0% to $7,040, compared to $5,501 in 2002. We anticipate that first year premium revenue will continue to increase as independent agents that sold our policies prior to the cessation of sales are reengaged and independent agents that had not previously sold our policies are recruited. We also anticipate that we will recommence sales in additional states in which we are currently not writing new business.

        Total renewal premium revenue earned in 2003 decreased 4.0% to $314,004, compared to $327,207 in 2002. Renewal long-term care premiums earned in 2003 decreased 4.6% to $301,916, compared to $316,338 in 2002. The decrease in renewal premium revenue is due to the lapsation of existing policies and a reduced level of new premium levels compared to periods prior to the cessation of sales in 200l. We anticipate that we will continue to experience reduced levels of renewal premium revenue until such time as an increased level of new premiums is sufficient to offset the lapsation of existing policies. Our persistency was 88.1% and 82.8% for the 2003 and 2002 periods, respectively. The persistency in 2002 was significantly affected due to high lapses after the implementation of premium rate increases.

        Net investment income. Net investment income earned in 2003 increased 7.9% to $43,273, from $40,107 in 2002.

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

        Our average yield on invested assets at cost, including cash and cash equivalents, was 5.19% and 5.91%, respectively, in 2003 and 2002. The investment income component of our notional experience account investment credit generated $41,426 and $38,375 in 2003 and 2002, respectively. The notional experience account yields a fixed return based upon the yield to maturity of the underlying benchmark indices, which are comprised of U.S. Treasury strips, government agencies and investment grade corporate bonds with weightings of approximately 25%, 15% and 60%, respectively, and have duration of approximately 14 years. The average yield on the notional experience account was 5.63% and 6.51% for 2003 and 2002, respectively.

        Net realized capital gains and trading account activity. During 2003, our capital gains were $237, compared to capital gains of $15,663 in 2002. We accounted for the transfer of the securities portion of the initial premium payment for our 2001 Centre Agreement during 2002 as a sale of these assets. Substantially all of the recognized capital gains in 2002 resulted from the transfer of the initial premium of approximately $563,000 to the reinsurer. The results in 2003 were recorded due to normal investment management activity.

        Market gain (loss) on notional experience account. We recorded a loss on our notional experience account of $9,494 in 2003 compared to a market gain of $56,555 in 2002.

        During 2002 the interest rates on the underlying investments in the benchmark indices supporting our notional experience account were declining, resulting in a market gain. During 2003, although interest rates were volatile during the year, interest rates at the beginning and end of the year were relatively unchanged.

        The total return of the Lehman Brothers US Aggregate Bond Index was 4.11% and 10.26% for 2003 and 2002, respectively. The total return on our notional experience account, which generates the majority of our net investment income, was 4.34% and 16.08% in 2003 and 2002, respectively. Management attributes the favorable return achieved from its notional experience account in 2002 to a longer duration of the underlying benchmark indices, which were positively impacted by declining market interest rates during 2002. The lower interest rates that caused the gains in 2002 produced lower yields in 2003.

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

        Other income. We recorded $9,082 in other income during 2003, as compared to $11,585 in 2002. In 2003, we recorded approximately $896 as other income related to the recognition of a deferred gain relating to the 2001 sale of our disability business, as compared to $1,593 in 2002. The sale was done as a 100% quota share agreement, in contemplation of a subsequent assumption of the business, where actual ownership of the policies would change. The gain on the sale is recognized as the ownership of the policies changes. In addition, the income generated from our ownership of corporate owned life insurance policies decreased to $2,036 in 2003, as compared to $3,455 in 2002. The cash value of these policies is invested in investment grade corporate bonds and equity indexes. The average yield on the income generated from the corporate owned life insurance was 3.10% in 2003, compared to 5.82% in 2002.

        Benefits to policyholders. (Restated to reflect the impact of previously unreserved policy riders.) Total benefits to policyholders in 2003 decreased 33.8% to $247,822 compared to $374,085 in 2002. Our loss ratio, or policyholder benefits to premiums, was 77.0% in 2003, compared to 112.1% in 2002. Excluding the impact of a refinement of our assumptions and processes and a change in interest discounting, our loss ratio in 2002 was approximately 87.2% compared to the 2003 loss ratio of 77.0%. We believe the improvement in the 2003 loss ratio is primarily due to the impact of premium rate increases and better than anticipated development of our claim reserves for prior year incurrals.

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

        We evaluate our prior year assumptions by reviewing the development of reserves for the prior period. During 2003, reserves amounts relating to December 31, 2002 and prior had a favorable development of $3,095 compared to an unfavorable development of $80,948 during 2002 for reserve amounts relating to December 31, 2001 and prior. These changes to prior year reserve amounts (particularly when calculated as a percentage of the prior year-end reserve balance) provide a relative measure of deviation in actual performance as compared to our initial assumptions.

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

        During 2002 we refined our assumptions and process for developing our claim reserves. This included redefining certain “multiple” claims as a single claim and employing new assumptions and processes for predicting the continuance, or the likelihood of a claim continuing in the future. This resulted in an increase to claims reserves of approximately $78,200.

        Further we employed a lower discount rate of 5.7% in 2002, which increased our claims reserves by approximately $5,000. We believe that, as a result of lower market interest rates, the lower discount rate more closely matched our anticipated return from the investment of assets supporting these reserves.

         Commissions.   Commissions to agents decreased 10.8% to $40,800 in 2003, compared to $45,741 in 2002.

        First year commissions on accident and health business in 2003 increased 19.7% to $4,288, compared to $3,582 in 2002, due to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 54.0% in 2003 and 55.7% in 2002. The first year commission ratio for both the 2003 and 2002 is lower than the first year commission ratio prior to the cessation of sales in 2001, due to the increased sale of our Secured Risk, Medicare Supplement and franchise group policies as a percentage of total new sales. All of these policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies. We believe that sales of these policies as a percentage of new sales are likely to remain at this level as we recommence sales in many states. We believe that the sale of long-term care policies has declined as a percentage of sales as a result of our lower financial ratings with A.M. Best and Standard and Poor’s rating services and continued consumer and agent concerns regarding our financial strength.

        Renewal commissions on accident and health business in 2003 decreased 12.1% to $38,802, compared to $44,127 in 2002 due to the decrease in renewal accident and health premiums. The ratio of renewal accident and health commissions to renewal accident and health premiums was 12.5% in 2003 and 13.6% in 2002. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001. We do not pay commissions on the additional premium collected as a result of a rate increase, which reduces the ratio of renewal commissions to renewal premium revenue. We anticipate that this ratio will continue to decline until the premium rate increases are fully implemented, which we anticipate will occur prior to the end of 2005.

        Net policy acquisition costs amortized. (Restated to reflect the impact of previously unreserved policy riders.) The net deferred policy acquisition costs amortized in 2003 increased $10,243, compared to $8,615 in 2002.

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

        The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. However, lower new premium sales during 2003 and periods, as compared to sales prior to the cessation of new sales in 2001, produced significantly less expense deferral to offset amortized costs.

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

        During 2002, we determined to recognize a DAC impairment charge of $1,100 primarily as a result of the incorporation of certain assumptions related to the future profitability of our current business in-force. These assumptions included the use of a lower discount rate, which reflects the current interest rate environment, higher anticipated claims costs due to newly estimated claim duration and reasonable expected future premium rate increases on policies for which we have already filed or anticipate filing. In the event that premium rate increases cannot be obtained as needed, or our actual experience differs from our assumptions, our DAC could be further impaired and we would incur an expense in the amount of the impairment.

        General and administrative expenses. General and administrative expenses in 2003 increased 27.2% to $59,110, compared to $46,472 in 2002. The ratio of total general and administrative expenses to premium revenues was 18.4% in 2003, compared to 13.9% in 2002. The primary contributors to our expense growth in 2003 were as follows:

1)     New sales related expenses--

        As our new premium revenue has increased with the recommencement of sales, the variable costs associated with marketing and acquiring new premium revenue has also increased. These costs which include medical records and cognitive impairment screenings associated with the underwriting process, printing, supplies and sales promotions were $5,977 in 2003, compared to $3,158 in 2002. In addition to the variable costs associated with new premium growth we also increased our marketing infrastructure during 2003 through the addition of a Chief Marketing Officer, a national sales vice president and two additional field vice presidents. The salaries and benefits associated with these new positions was $699 in 2003.

        Expenses increased approximately $1,500 in 2003 compared to 2002 at one of our agency subsidiaries, primarily because it had expanded its regional office structure in order to increase its ability to sell additional new long-term care policies that we and other companies offer.  We determined that certain of these offices are not generating sufficient additional revenue to support existing overhead, and, as a result closed several unproductive sites prior to December 31, 2003 and closed additional sites in 2004.

2)    Financial and actuarial capability--

        We added two actuarial officers and three finance officers during 2002 and 2003. These positions were added in order to enhance our abilities to analyze our business through the use of customized actuarial models and to improve our financial analysis capabilities. The salaries and benefits associated with these new positions were $497 in 2003 as compared to $86 in 2002.

3)     Human resource modifications--

        During 2003 we recorded expense of approximately $2,668 related to the initial recognition of future retirement benefits payable to our former chairman and severance related expenses for certain managers and employees whose positions were eliminated. In addition, salary increases, changes in our vacation policy, increases in the cost of healthcare and officer bonuses increased salary and benefit expense by approximately $1,754 in 2003.

4)     Litigation expenses--

        Legal fees increased to $2,936 in 2003, compared to $1,238 in 2002. The increase related to expenses associated with the discovery process and the completion of depositions in the National Healthcare Services, Inc. litigation, and expenses associated with numerous motions filed and preliminary discovery conducted in connection with litigation related to the sale of long-term care policies.

        Expense and risk charges on reinsurance and excise tax expense. Our reinsurance agreement provides the reinsurer with annual expense and risk charges, which are credited against our notional experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In 2003 and 2002, we incurred charges of $11,073 and $14,308, respectively for this item. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer equal to one percent of the premium revenue ceded to the foreign reinsurer. We recorded $3,065 and $2,919 for excise tax expenses in 2003 and 2002, respectively.

        Interest expense. Interest expense in 2003 increased 41.5% to $8,112, compared to $5,733 in 2002. The interest expense in 2002 is primarily related to our convertible subordinated notes, which pay interest at an annual percentage rate of 6.25% and had an outstanding aggregate principal balance of $74,750 throughout 2002. During 2003, we issued $32,421 of additional convertible subordinated notes and paid our entire obligation of $8,957 related to convertible subordinated notes that matured in 2003. Our average outstanding convertible subordinated debt for 2003 was $97,099.

        Holders of our convertible subordinated notes are entitled to convert their notes into shares of our common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received through October 2005 had they not converted the notes. As a result of additional issuances of notes, interest expense in 2003 increased $1,283. In addition, we incurred $1,069 of interest expense from the early conversion of $8,122 in convertible subordinated notes during 2003.

        Benefit for federal income taxes. (Restated to reflect the impact of previously unreserved policy riders.) Our benefit for Federal income taxes for 2003 decreased to $2,992, compared $13,728 for 2002. Our effective tax rate decreased to 18.5% in 2003 compared to 34.0% in 2002. The decrease in the effective rate is due to a $2,500 valuation allowance we recorded in 2003 for a portion of our current tax net operating loss carryforwards as a result of potential future limitations on their use due to Internal Revenue Code Section 382. The Internal Revenue Service has established rules that potentially limit a company’s use of prior period net operating loss carryforwards in the event that a majority of the company’s common stock ownership changes within any three year-period. Due to the issuance of additional shares of our common stock since May 2001 and conversions of our convertible subordinated notes during 2003 and the first quarter of 2004, we have become subject to these limitations.

        Cumulative effect of accounting change. We recognized an impairment loss of $5,151 in 2002 as a result of our transitional impairment test of goodwill.

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

        Our cash increased $2,488 in 2004 due primarily to $26,000 in additional funds generated from the issuance of convertible subordinated debt. This was supplemented by $30,076 from operations and the sale of $34,177 of bonds. The major source of cash from operations was premium received. Cash decreased in 2004 primarily due to payments made to our reinsurer of $43,354 and the purchase of $51,469 in bonds.

        Our cash decreased $16,398 in 2003 primarily due to payments made to our reinsurer of $58,110 and the purchase of $59,817 in bonds. In 2003, our cash was also decreased as a result of the repayment of approximately $9,000 of convertible subordinated notes due 2003. Our cash was increased during the period due primarily to $32,421 in additional funds generated from the issuance of convertible subordinated debt. This was supplemented by $40,070 from operations. The major source of cash from operations was premium received.

        We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. As of December 31, 2004, shareholders’ equity was increased by $147 due to unrealized gains of $226 in the investment portfolio. As of December 31, 2003, shareholders’ equity was increased by $598 due to unrealized gains of $920 in the investment portfolio.

Parent Company Operations

        We have engaged in financing activities, including issuance of debt securities, over the past two years to fund our liquidity and subsidiary capital needs. These activities have included:

1.	In the first quarter of 2003, we completed the sale of 61/4% convertible subordinated notes due 2008 (the “Notes”) and received proceeds of $32,421. We used $16,000 of the proceeds to satisfy the premium to surplus requirements of our voluntary consent order with the Florida Insurance Department. We used the remaining proceeds to supplement parent liquidity, retire our remaining 2003 Notes, and for general working capital purposes.

2.	In the first and third quarters of 2004, we issued an additional $16,000 and $10,000, respectively in Notes. We used the proceeds to supplement parent liquidity, for general working capital purposes and to further supplement our subsidiaries’ statutory surplus.

        During 2004, holders of $29,499 of our Notes elected to convert their Notes into 18,347 shares of our common stock, which includes 1,490 shares issued for interest paid for conversion prior to October 15, 2005, and during 2003, holders of $8,122 of our Notes elected to convert their Notes into 5,184 shares of our common stock, which includes 543 shares issued for interest paid for conversion prior to October 15, 2005.

        The maturities of our principal contractual cash obligations, excluding insurance liabilities, at December 31, 2004, are as follows:

	2005	2006	2007	2008	2009	2010 and thereafter	Total
On Balance Sheet:
Long-term debt	$--	$--	$--	$86,593	$--	$--	$86,593
Pension and post-retirement benefits	154	115	113	111	108	484	1,085
Insurance liabilities (1)	180,515	181,881	178,885	172,016	157,810	3,712,881	4,583,988
Off-Balance Sheet:
Operating leases (2)	460	349	277	214	170	--	1,470
Interest on long-term debt	5,064	4,870	4,870	4,870	--	--	19,674
Reinsurance arrangements (3)	9,000	9,000	9,000	9,000	--	--	36,000
Vendor contracts (4)	2,800	469	--	--	--	--	3,269

Total	$197,993	$196,684	$193,145	$272,804	$158,088	$3,713,365	$4,732,079

(1)	Insurance liabilities consist of future policy benefits and unpaid claims and claim expenses relating to the Company's insurance products. Substantially all of the amounts contained in this table with respect to such liabilities consist of estimates by the Company's management based on various actuarial and other assumptions relating to morbidity, mortality and persistency. In accordance with GAAP, a substantial portion of such liabilities are carried on a discounted basis on the consolidated balance sheet, however, the amounts contained in this table are presented on an undiscounted basis. The actual payments relating to these liabilities will differ, both in amount and timing, from indicated in the table.
(2)	Amounts after 2009 are immaterial.
(3)	Primarily represents the pay down of funds held due to a reinsurer.
(4)	Contractual payments owed to a vendor relating to the outsourcing arrangement for the daily operations of our information technology department. The contract expires in the first quarter of 2006.

          Cash flow needs of Penn Treaty primarily include interest payments on outstanding debt and operating expenses. The funding is primarily derived from the operating cash flow of our agency subsidiary operations and dividends from the insurance subsidiaries. However, as noted above, the dividend capabilities of the insurance subsidiaries are limited and we may need to rely upon the dividend capabilities of our agency subsidiaries to meet current liquidity needs. We believe that our current cash on hand and these sources of funds will be sufficient to service our debt obligations through at least April 15, 2006 and potentially through October 15, 2006, which is dependent upon our parent company expenses and liquidity, agency dividend capabilities or our subsidiary surplus needs. If we are unable to generate sufficient funds through operations or raise additional capital to meet our debt service obligations during 2006 or if our assumptions about our ability to service our debt prior to 2006 are not correct, we may default on our debt obligations. We will need to raise additional capital to satisfy any parent company liquidity needs, including debt service payments, beyond October 2006, particularly if the price of our common stock on or after October 15, 2005 is insufficient to cause mandatory conversion of our 2008 Notes.

        Our anticipated cash needs for 2005 are as follows:

Debt interest payments	$5,064
Litigation settlements	3,844
Parent expenses	1,200

Cash requirements	$10,108

        Our anticipated cash provided for 2005 is as follows:

Cash and investments on hand	$12,400
Subsidiary sources	1,500

Cash sources	$13,900

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

        As part of this agreement, annual risk charges in excess of $11,000 are assessed against our experience account by the reinsurer. The annual amount increases if we do not commute on December 31, 2007. This agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules. However, this agreement does not qualify for reinsurance treatment in accordance with GAAP because, the agreement does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including experience refund provisions, the expense and risk charges credited to the experience account by the reinsurer and the aggregate limit of liability.

        The initial premium of the treaties was approximately $619,000, comprised of $563,000 of cash and qualified securities transferred in February 2002, and $56,000 as funds held due to the reinsurer. The initial premium and subsequent cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, is credited to a notional experience account, which is held for our benefit in the event of commutation and recapture on or after December 31, 2007. The notional experience account balance receives an investment credit based upon the total return from a series of benchmark indices and derivative hedges that are intended to match the duration of our reserve liability.

        Our current modeling and actuarial projections suggest that it is probable that we will be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, our statutory capital following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, we would receive cash or other liquid assets equaling the market value of our experience account from the reinsurer. We would also record the necessary reserves for the business in our statutory financial statements. Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $110,000 and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation. The reinsurer has agreed to fix the market value of the experience account and to invest the assets in a manner that we request in order to minimize short term volatility when we inform the reinsurer of our intention to commute the agreement.

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

        In March 2004, the reinsurer notified us of its decision to cease reinsuring newly issued policies on August l, 2004. Policies reinsured prior to August 1, 2004 will be unaffected by the termination of this agreement. The Company’s separate agreement with the reinsurer to reinsure existing policies issued prior to December 31, 2001 will be unaffected by the determination made by the reinsurer regarding newly issued policies.

        Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 18 additional states, including Florida and California (subject to Corrective Orders). Florida, California and Pennsylvania accounted for approximately 16%, 15% and 12%, respectively, of our direct premium revenue for the year ended December 31, 2004. We are actively working with the remaining states to recommence new policy sales in all jurisdictions.

        The Plan requires us to comply with certain agreements at the direction of the Department, including, but not limited to:

o	New investments are limited to NAIC 1 or 2 rated securities.
o	Affiliated transactions are limited and require Department approval.
o	An agreement to increase statutory reserves by an additional $125,000 throughout 2002-2004, which has been completed.

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

        Under the insurance laws of Pennsylvania and New York, where our insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania law, our Pennsylvania insurance subsidiaries (including our primary insurance subsidiary) must give the Department at least 30 days advance notice of any proposed “extraordinary dividend” and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company’s surplus as shown on the company’s last annual statement filed with Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. Additionally, the Plan requires the Department to approve all dividend requests made by PTNA, regardless of normal statutory requirements for allowable dividends. We believe that the Department is unlikely to consider any dividend request in the foreseeable future, as a result of PTNA’s current statutory surplus position. Although not stipulated in the Plan, this requirement is likely to continue until such time as Penn Treaty meets normal statutory allowances, including reported net income and positive cumulative earned surplus. We do not expect that this will occur in the foreseeable future.

        Under New York law, our New York insurance subsidiary (AINIC) must give the New York Insurance Department 30 days advance notice of any proposed dividend and cannot pay any dividend if the regulator disapproves the payment during that 30-day period. In addition, our New York insurance company must obtain the prior approval of the New York Insurance Department before paying any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company’s surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December 31.

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

        At December 31, 2004, our subsidiaries had no debt outstanding.

New Accounting Principles
(amounts in thousands)

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R (“SFAS 123R”) “Share-Based Payment”. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. SFAS 123R is effective for public companies for annual periods beginning after June 15, 2005. We will adopt the provisions of SFAS 123R on January 1, 2006 and have not yet determined the impact on its financial position or results of operations.

Forward Looking Statements

        Certain statements made by us in this report may be considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. An investment in our securities includes certain risks, which may be specific to us or to the long-term care insurance industry. Factors which could cause actual results to differ from expectations include, among others, our ability to comply with the Corrective Action Plan, the Florida Consent Order, the orders or directives of other states in which we do business or any special provisions imposed by states in connection with the resumption of writing new business, our ability to commute our reinsurance agreement and to recapture our reinsured policies and accumulated notional experience account balance, whether our Corrective Action Plan will be accepted and approved by all states, our ability to meet our future risk-based capital goals, the adverse financial impact of suspending new business sales, our ability to raise adequate capital to meet regulatory requirements and to support anticipated growth, our ability to refinance, convert or repay our convertible subordinated notes, the cost associated with recommencing new business sales, liquidity needs and debt obligations, the adequacy of our loss reserves and the recoverability of our DAC asset, our ability to sell insurance products in certain states, our ability to enter into a reinsurance agreement for policies sold after July 31, 2004, our ability to resume generating new business in all states, our ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of our capital and surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, our ability to defend ourselves against adverse litigation, and our ability to recapture, expand and retain our network of productive independent agents, especially in light of the suspension of new business.

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

        Our financial instruments are held for purposes other than trading. Our portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions. However, our notional experience account balance, which represents a substantial portion of our investable assets at December 31, 2004, is with one reinsurer. Although sufficient assets to support our statutory reserve liabilities are secured by trust accounts and irrevocable letters of credit with major United States financial institutions, the accumulated profits of our reinsured business are susceptible to significant credit risk of the reinsurer.

        We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 86.5% of total liabilities and reinsurance receivables on unpaid losses and the notional experience account due from reinsurer represent 72.4% of total assets). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

        The hypothetical effects of changes in market rates or prices on the fair values of our financial instruments (including our notional experience account balance, as discussed below) as of December 31, 2004, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

        If interest rates had increased by 100 basis points at December 31, 2004, there would have been a decrease of approximately $116 million in the net fair value of our investment portfolio (including our national experience account) less our long-term debt. A 200 basis point increase in market rates at December 31, 2004 would have resulted in a decrease of approximately $217 million in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $133 million and $285 million, respectively, in the net fair value of our total investments and debt.

        If interest rates had increased by 100 basis points at December 31, 2003, there would have been a decrease of approximately $84 million in the net fair value of our investment portfolio (including our notional experience account) less our long-term debt. A 200 basis point increase in market rates at December 31, 2003 would have resulted in a decrease of approximately $159 million in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $94 million and $198 million, respectively, in the net fair value of our total investments and debt.

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

        Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $110 million and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the reacquired policies. The reinsurer has agreed to fix the market value of the notional experience account at that time, and to then invest the assets in a manner that we request in order to minimize short term volatility.

        We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict the possible impact on our investment income of hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of December 31, 2004.

Item 8.   Financial Statements and Supplementary Data

        Refer to Consolidated Financial Statements and notes thereto attached to this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages
Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Penn Treaty American Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows after the restatement described in Note 2, present fairly, in all material respects, the financial position of Penn Treaty American Corporation and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

April 29, 2005
Cleveland, Ohio

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (amounts in thousands, except per share information)
	December 31, 2004	December 31, 2003 Restated (1)
ASSETS
Investments:
Bonds, available for sale at market (cost of $58,945 and $42,933 respectively) (2)	$59,171	$43,853
Policy loans	338	288

Total investments	59,509	44,141
Cash and cash equivalents (2)	15,296	12,808
Property and equipment, at cost, less accumulated depreciation of
$10,727 and $9,635 respectively	16,925	16,149
Unamortized deferred policy acquisition costs	149,180	160,758
Receivables from agents, less allowance for
uncollectible amounts of $474 and $404 respectively	1,007	1,407
Accrued investment income	888	604
Goodwill	6,985	20,360
Receivable from reinsurers	23,418	23,934
Corporate owned life insurance	51,228	53,220
Notional experience account due from reinsurer	901,368	784,778
Other assets	18,873	27,335

Total assets	$1,244,677	$1,145,494

LIABILITIES
Policy reserves:
Accident and health	$568,928	$518,600
Life	12,947	12,871
Claim reserves	324,138	340,981
Accounts payable and other liabilities	24,590	21,747
Federal income tax payable	545	--
Preferred interest on early conversion	1,403	3,018
Long-term debt, less discount of $1,426 and $1,625, respectively	85,167	88,467
Deferred income taxes	29,589	15,731

Total liabilities	1,047,307	1,001,415

Commitments and contingencies (Note 14)	--	--
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding	--	--
Common stock, par value $.10; 150,000 and 40,000 shares authorized, respectively;
44,091 and 25,645 shares issued, respectively	4,409	2,565
Additional paid-in capital	137,288	105,926
Accumulated other comprehensive income	147	598
Retained earnings	62,231	41,695

	204,075	150,784
Less 915 common shares held in treasury, at cost	(6,705)	(6,705)

Total shareholders' equity	197,370	144,079

Total liabilities and shareholders' equity	$1,244,677	$1,145,494

(1) Restated to reflect impact of previously unreserved policy riders. See Note 2 - "Restatement"

(2) Cash and investments of $31,497 and $28,490, are restricted as to use as of December 31, 2004 and 2003, respectively.

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
for the Years Ended December 31, 2004, 2003 and 2002
(amounts in thousands, except per share information)
	2004	2003 Restated (1)	2002 Restated (1)
Revenues:
Premium revenue	$319,885	$321,946	$333,643
Net investment income	46,839	43,273	40,107
Net realized capital gain	167	237	15,663
Market gain (loss) on notional experience account	39,749	(9,494)	56,555
Change in preferred interest on early conversion liability	2,237	(981)	--
Other income	5,864	9,082	11,585

	414,741	364,063	457,553

Benefits and expenses:
Benefits to policyholders	232,698	247,822	374,085
Commissions	39,115	40,800	45,741
Net policy acquisition costs amortized	11,578	10,243	7,515
Impairment of unamortized policy acquisition costs	--	--	1,100
General and administrative expense	52,970	59,110	46,472
Impairment of goodwill	13,376	--	--
Litigation accrual expense	4,150	--	--
Expense and risk charges on reinsurance	11,230	11,073	14,308
Excise tax expense	2,969	3,065	2,919
Interest expense	10,443	8,112	5,733

	378,529	380,225	497,873

Income (loss) before federal income taxes	36,212	(16,162)	(40,320)
Federal income tax (provision) benefit	(15,676)	2,992	13,728

Net income (loss) before cumulative effect of
change in accounting principle	20,536	(13,170)	(26,592)
Cumulative effect of change in accounting principle	--	--	(5,151)

Net income (loss)	$20,536	$(13,170)	$(31,743)

Other comprehensive income (loss):
Unrealized holding (loss) gain arising during period	(527)	(522)	1,310
Income tax (benefit) provision from unrealized holdings	185	184	(465)
Reclassification of gains included in net income	(167)	(237)	(15,663)
Income tax provision from reclassification	58	83	5,325

Comprehensive income (loss)	$20,085	$(13,662)	$(41,236)

Basic earnings per share from net income (loss) before
cumulative effect of change in accounting principle	$0.54	$(0.63)	$(1.38)

Basic earnings per share from net income (loss)	$0.54	$(0.63)	$(1.65)

Diluted earnings per share from net income (loss) before
cumulative effect of change in accounting principle	$0.30	$(0.63)	$(1.38)

Diluted earnings per share from net income (loss)	$0.30	$(0.63)	$(1.65)

Weighted average number of shares outstanding	37,720	20,970	19,240
Weighted average number of shares and share equivalents	86,306	20,970	19,240

(1)     Restated to reflect impact of previously unreserved policy riders. See Note 2 - "Restatement"

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002 (amounts in thousands)
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Equity
Previously reported balance, December 31,2001	19,750	$1,975	$94,802	$10,583	$92,141	$(6,705)	$192,796
Restatement	--	--	--	--	(5,533)	--	(5,533)

Restated balance at December 31, 2001 (1)	19,750	1,975	94,802	10,583	86,608	(6,705)	187,263
Net loss	--	--	--	--	(31,743)	--	(31,743)
Change in unrealized gain (loss)	--	--	--	(9,493)	--	--	(9,493)
Option-based compensation	--	--	(430)	--	--	--	(430)
Private placement proceeds	510	51	2,301	--	--	--	2,352
Shares issued to financial advisor	80	8	385	--	--	--	393

Balance, December 31, 2002, restated (1)	20,340	2,034	97,058	1,090	54,865	(6,705)	148,342
Net loss	--	--	--	--	(13,170)	--	(13,170)
Change in unrealized gain (loss)	--	--	--	(492)	--	--	(492)
Shares issued to financial advisor	120	13	196	--	--	--	209
Shares issued for conversion and interest	5,185	518	8,672	--	--	--	9,190

Balance, December 31, 2003, restated (1)	25,645	2,565	105,926	598	41,695	(6,705)	144,079

Net income	--	--	--	--	20,536	--	20,536
Change in unrealized gain (loss)	--	--	--	(451)	--	--	(451)
Shares issued to financial advisor	100	10	203	--	--	--	213
Interest expense for debt issued with beneficial conversion feature	--	--	686	--	--	--	686
Shares issued for conversion and interest	18,346	1,834	30,473	--	--	--	32,307

Balance, December 31, 2004	44,091	$4,409	$137,288	$147	$62,231	$(6,705)	$197,370

(1)     Restated to reflect impact of previously unreserved policy riders. See Note 2 - "Restatement"

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows for the Years Ended December 31,2004, 2003 and 2002 (amounts in thousands)
	2004	2003 Restated (1)	2002 Restated (1)
Net cash flow from operating activities:
Net income (loss)	$20,536	$(13,170)	$(31,743)
Adjustments to reconcile net income (loss) to cash
provided by operations:
Depreciation and amortization expense	6,461	5,540	3,476
Cumulative effect of change in accounting principle	--	--	5,151
Change in preferred interest on early conversion liability	(2,237)	981	--
Impairment of long-lived assets	--	(522)	--
Net realized capital gains	(167)	(237)	(15,663)
Investment credit on corporate owned life insurance	(321)	(2,036)	(3,295)
Impairment of goodwill	13,376	--	--
Equity issued for interest expense from long-term debt conversions	2,809	1,069	--
Increase (decrease) due to change in:
Policy acquisition costs, net	11,578	10,243	8,615
Receivables from agents	330	(38)	536
Federal income taxes payable	545	--	4,406
Accrued investment income	(284)	(190)	7,493
Receivable from reinsurers	122	3,123	(624)
Notional experience account due from reinsurer	(73,236)	(17,686)	(85,955)
Policy reserves	50,797	43,598	82,912
Claim reserves	(16,843)	11,037	115,478
Accounts payable and other liabilities	2,843	2,888	3,670
Deferred income taxes	14,101	(3,427)	(11,180)
Other, net	(334)	(1,103)	(3,735)

Cash provided by operations	30,076	40,070	79,542

Cash flow from investing activities:
Proceeds from sales of bonds	34,177	38,987	475,473
Proceeds from sales of equity securities	--	--	9,547
Maturities of investments	960	4,277	3,892
Purchases of bonds	(51,469)	(59,817)	(27,621)
Purchases of equity securities	--	--	(20)
Change in policy loans	(50)	(50)	(57)
Death benefits received from corporate owned life insurance	8,564	--	--
Deposits to notional experience account due from reinsurer	(43,354)	(58,110)	(623,027)
Disposal of property and equipment	308	--	--
Acquisition of property and equipment	(2,724)	(3,726)	(2,530)

Cash used in investing	(53,588)	(78,439)	(164,343)

Cash flow from financing activities:
Net proceeds from stock offering	--	--	2,352
Issuance of long-term debt	26,000	32,421	--
Repayments of long-term debt	--	(10,450)	(2,945)

Cash provided by (used in) financing	26,000	21,971	(593)

Increase (decrease) in cash and cash equivalents	2,488	(16,398)	(85,394)
Cash balances:
Beginning of period	12,808	29,206	114,600

End of period	$15,296	$12,808	$29,206

Non-cash transactions:
Equity issued for long-term debt conversions	$29,499	$8,122	$--
Equity issued for financial advisor fees	213	209	393
Exchange of long-term debt	--	3,450	63,343
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,393	$5,751	$5,365
Cash (paid) received during the year for federal income taxes	(1,055)	431	(6,950)

(1)     Restated to reflect impact of previously unreserved policy riders. See Note 2 - "Restatement" Total cash provided by operations, cash used in investing and cash provided by or used in financing were not impacted by the restatement.

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(amounts in thousands, except per share information)

1.     Basis of Presentation and Nature of Operations:

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

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The Company’s principal estimates include:

o	Policy reserves
o	Claim reserves
o	Unamortized deferred policy acquisition costs
o	Valuation of goodwill
o	The value of preferred interest on early conversion liability
o	The value of our notional experience account
o	The valuation allowance for deferred income taxes
o	Commitments and contingencies

Nature of Operations:

The Company currently sells accident and health insurance through its wholly owned subsidiaries. The Company’s principal lines of business are long-term care products including facility care and home health care products. The Company distributes its products principally through independent agents, independent field marketing organizations and agents employed by UIG. The Company operates its home office in Allentown, Pennsylvania, with subsidiary agency offices throughout the country, whose principal functions include marketing new business.

The Company is licensed in all states and receives renewal premiums from policyholders, but is currently restricted from issuing new policies in 9 states. The Company is approved for sales in Florida, California and Pennsylvania (subject to Corrective Action Plans), which accounted for approximately 16%, 15% and 12%, respectively, of the Company’s direct premium revenue for the year ended December 31, 2004. No other state’s sales accounted for more than 10% of the Company’s direct premium revenue for the year ended December 31, 2004.

2. Restatement:

In March 2005, in conjunction with the preparation of the financial statements for the year ended December 31, 2004, management concluded that certain policy riders were not properly reserved for in prior years. The policy riders are options chosen by the policyholders and the previously unreserved policy riders include inflation, restoration of benefit and return of premium benefit. A significant majority of these policy riders were inflation riders. The premiums associated with the policies were properly billed and any claims incurred on these policies were properly paid. However, the policy riders were not properly identified in the data utilized to calculate policy reserves. As a result of this conclusion, the Company has restated its previously issued financial statements for the years ended December 31, 2003 and 2002 to reflect the inclusion of the policy riders.

The total cumulative impact of the restatement that affected shareholders’ equity as of December 31, 2003 was a decrease in shareholders’ equity of $6,655, which includes a decrease in beginning shareholders’ equity as of January 1, 2002 of $5,533. The overall financial decrease on shareholders’ equity of the restatement as of each year end was as follows:

December 31, 2001 (1)	$(5,533)
December 31, 2002 (2)	(1,305)
December 31, 2003 (2)	183

(1)	The adjustment as of December 31, 2001 represents an opening retained earnings adjustment on January 1, 2002.

(2)	The adjustment represents the retained earning impact of the restatement to net income in the respective period.

The consolidated financial statements for the years ended December 31, 2003 and 2002, reflect the effects of the restatement on (i) net policy acquisition costs amortized and its effects on unamortized deferred policy acquisition costs, (ii) benefits to policyholders expense and its effects on policy reserves, (iii) the Federal income tax benefit and its effects of deferred income taxes and (iv) basic and diluted earnings per share. A summary of the effects of the restatement on reported amounts for the years ended December 31, 2003 and 2002 is presented below.

	Consolidated Balance Sheets
	December 31, 2003			December 31, 2002
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Unamortized deferred policy acquisition costs	$160,740	$18	$160,758	$171,357	$(357)	$171,000
Policy reserves (accident and health)	(508,344)	(10,256)	(518,600)	(464,318)	(10,163)	(474,481)
Deferred income tax liability	(19,314)	3,583	(15,731)	(23,101)	3,682	(19,419)
Total shareholders' equity	150,734	(6,655)	144,079	155,180	(6,838)	148,342

	Consolidated Statements of Income and Comprehensive Income for the Years Ended
	December 31, 2003			December 31, 2002
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Benefits to policyholders	$(247,730)	$(92)	$(247,822)	$(371,998)	$(2,087)	$(374,085)
Net policy acquisition costs amortized	(10,617)	374	(10,243)	(7,595)	80	(7,515)
Federal income tax benefit	3,091	(99)	2,992	13,026	702	13,728
Net loss	(13,353)	183	(13,170)	(30,438)	(1,305)	(31,743)
Basic earnings per share from net loss	$(0.64)	$0.01	$(0.63)	$(1.58)	$(0.07)	$(1.65)
Diluted earnings per share from net loss	$(0.64)	$0.01	$(0.63)	$(1.58)	$(0.07)	$(1.65)

The restatement did not have any impact on total cash flows from operations, investing or financing activities.

3.     Summary of Significant and New Accounting Policies:

Investments:

The Company categorizes its investment securities as available for sale since they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this classification are reported at the current market value with net unrealized gains or losses, net of the applicable deferred income tax effect, as components of other comprehensive income.

Realized investment gains and losses, including provisions for market declines considered to be other than temporary, are included in income. Gains and losses on sales of investment securities are computed on the specific identification method. Debt and equity securities are regularly evaluated to determine if market values below amortized cost are as a result of credit quality, performance or general market decline. If market value declines are determined to be other than temporary, the amortized cost is adjusted to the market value of the security, with the loss recognized in the current period. Any future increases to the market value of a security that has been written down due to an other than temporary impairment is recorded as an unrealized gain in other comprehensive income. Purchases and sales of securities are recorded on the trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

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

Policy Loans:

Policy loans are stated at the aggregate unpaid principal balance.

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

The Company accounts for its internally developed software in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or obtained for Internal Use.” All costs incurred during the preliminary project stage are expensed as they are incurred. Costs incurred to develop the internal-use software during the application development stage are capitalized with the exception of certain data conversion costs, which are expensed as incurred. Training costs and maintenance costs are expensed as incurred.

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

The Company regularly assesses the recoverability of DAC through actuarial analysis. To determine recoverability, the present value of future premiums less future costs and claims are added to current reserve balances. If this amount is greater than current DAC, the unamortized amount is deemed recoverable. In the event recoverability is not demonstrated, the Company reassesses the calculation using justifiable premium rate increases. If rate increases are not received or are deemed unjustified, the Company will expense, as impaired, the attributed portion of the DAC in the current period. If the Company concludes that the DAC are impaired, the Company will record an impairment loss and a reduction in the DAC. In the event of an impairment, the Company will also evaluate its historical assumptions utilized in establishing the policy reserves and DAC and may update those assumptions to reflect current experience (referred to as “unlocking”). The primary assumptions include persistency, morbidity (claims expectations), investment yields and premium rate increases. Recoverability of DAC is highly dependent upon the Company’s ability to obtain future premium rate increases. While the Company has been successful in obtaining premium rate increases on existing policies in the past, the ability to obtain these increases is subject to regulatory approval, and is not guaranteed. Management believes the current assumptions and other considerations used to estimate and evaluate the recoverability of DAC are appropriate.

During 2002, the Company recognized an impairment of its DAC of approximately $1,100 due to its anticipation of reduced future investment earnings rates and accelerated claims costs, substantially offset by increased premium rate expectations.

Goodwill:

The goodwill on the Company’s Consolidated Balance Sheets at December 31, 2004 and 2003 relates to the purchase of the Company’s insurance agencies, UIG and NISHD. The Company tests for impairment of goodwill on an annual basis unless an event occurs or circumstances change that would more likely than not indicate that an impairment has occurred. The Company tested for impairment on a quarterly basis during 2004 due to declining sales.

The test is done at a reporting unit level. UIG and NISHD are combined to form a reporting unit. UIG and NISHD are both insurance agencies that sell senior market insurance products, and therefore have similar economic characteristics.

Other Assets:

Other assets consist primarily of deferred reinsurance premiums, premiums due but not yet collected, deferred offering costs, prepaid assets and a deposit account related to a reinsurance agreement.

The deferred reinsurance premiums represent the warrants granted as part of entering into a reinsurance agreement in 2002. The warrants are part of the consideration for the reinsurance contract and are recognized as reinsurance premiums over the anticipated life of the contract, which is six years.

Premiums due but not collected are recorded as premium revenue when due. Deferred offering costs are amortized on a straight-line basis over the maturity period of the related convertible debt, which matures in 2008. A pro-rata portion is expensed at the time of any early conversions. Prepaid assets are expensed over the period to which the related services are provided.

The deposit account relates to a 50% quota share reinsurance agreement for policies issued between January 1, 2002 and July 31, 2004. The net cash flows relating to premiums paid to the reinsurer, claim payments collected from the reinsurer, investment income earned on the cash flows, less a finance charge are recoded to the deposit account.

Corporate Owned Life Insurance:

The Company purchased corporate owned life insurance (“COLI”) to fund the future payment of employee benefit expenses. The Company has purchased $50,000 of COLI. No additional purchases were made in 2004 or 2003. The COLI, which is invested in investment grade corporate bonds and equity indexes is recorded at cash surrender value. Increases in the cash surrender value are recorded as other income. When a covered employee dies, the Company receives cash equal to the death benefit. No income or expense is recorded as a result.

Notional Experience Account Due From Reinsurer:

The 2001 reinsurance agreement with Centre Solutions (Bermuda) Limited (“Centre”) (as described in Note 15) includes a provision for the maintenance of a notional experience account for the Company’s benefit in the event of future commutation of the agreement.

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

The benchmark indices are comprised of US treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and have a duration of approximately 14 years. The hybrid instrument subjects the Company to significant volatility as the estimated value of the embedded derivative is highly sensitive to changes in interest rates.

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

The Company applies deposit accounting for reinsurance agreements that do not meet the risk transfer criteria in Statement of Financial Accounting Standards No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”

Accounts Payable and Other Liabilities:

Accounts payable and other liabilities consist primarily of amounts payable to agents, reinsurers and vendors, as well as deferred income items. During 2001, the Company reinsured the majority of its disability policies with an unaffiliated insurer under an assumption reinsurance agreement, for which it received a ceding commission of approximately $5,000. The gain relating to the assumptions of these policies by the reinsurer is deferred and will be recognized as income when the Company’s policy liability is novated through policyholder or state approval, as may be required. The Company recognized income of $317 in 2004, $896 in 2003 and $1,593 in 2002. The deferred ceding commission balance is $1,714 and $2,031 at December 31, 2004 and 2003, respectively.

Preferred Interest on Early Conversion:

Holders of the 2008 Notes (as described in Note 9) are entitled to convert their notes into shares of common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received until that date. This feature is an embedded derivative as defined in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This embedded derivative is not clearly and closely related to the host contract, the convertible subordinated notes, because it could at least double the investor’s initial rate of return on the host contract and could also result in a rate of return that is at least twice what otherwise would be the market return for a contract that has the same terms as the host contract and that involves a debtor with a similar credit quality.

The Company has valued and bifurcated the embedded derivative from the host contract. At each balance sheet date, the embedded derivative is recorded at fair value, with any change in fair value recognized in current operations. The fair value of the embedded derivative is determined based on a number of assumptions including the liquidity and volatility of the Company’s common stock. The amount of time remaining between the date of early conversion and October 15, 2005 also has a significant impact on the fair value of the embedded derivative. As the date gets closer to October 15, 2005, the amount of interest to be paid at the time of early conversion is reduced.

Long-Term Debt:

Long-term debt is carried at face value less the remaining related unamortized discount. The discount on long-term debt is equal to the fair value of the preferred interest on early conversion at the time of issuance. The discount is recorded as interest expense over the maturity of the long-term debt, which is 2008, using the effective interest method. A pro-rata portion of the discount is charged immediately to interest expense at the time of any early conversion.

Income Taxes:

Income taxes consist of amounts currently due plus deferred tax expense or benefits. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax bases of the Company’s assets and liabilities. Such temporary differences are primarily due to the difference in allowable deductions for deferred acquisition costs, the deposit accounting for our 2001 Centre Agreement, the warrants issued as compensation for the 2001 Centre Agreement and tax benefits of net operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

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

Excise Taxes:

The Company pays excise taxes related to reinsurance agreements with a foreign reinsurer. The amount recorded each year is equal to one percent of the premiums ceded to the reinsurer. The Company recorded an expense of $2,969, $3,065 and $2,919 for the years ended December 31, 2004, 2003 and 2002, respectively.

Earnings per Share:

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation follows. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects are not included. As such, the Company has not included securities of 17,143, 66,260 and 12,338 for 2004, 2003 and 2002, respectively that could potentially dilute basic earnings per share in the future.

	For the Periods Ended December 31,
	2004	2003 Restated(1)	2002 Restated(1)
Net income (loss) before cumulative effect of
change in accounting principles	$20,536	$(13,170)	$(26,592)
Weighted average common shares outstanding	37,720	20,970	19,240

Basic earnings per share from net income (loss) before
cumulative effect of change in accounting principles	$0.54	$(0.63)	$(1.38)

Net income (loss) before cumulative effect of
accounting change	$20,536	$(13,170)	$(26,592)
Cumulative effect of change in accounting principles	--	--	(5,151)

Net income (loss)	$20,536	$(13,170)	$(31,743)

Basic earnings per share from net income (loss)	$0.54	$(0.63)	$(1.65)

Adjustments net of tax:
Interest expense on convertible debts (2)	$6,514	$--	$--
Amortization of debt offering costs (2)	607	--	--
(Gain) loss on preferred interest (2)	(1,454)	--	--

Diluted net income (loss) before cumulative effect of
change in accounting principles	$26,203	$(13,170)	$(26,592)

Diluted net income (loss)	$26,203	$(13,170)	$(31,743)

Weighted average common shares outstanding	37,720	20,970	19,240
Common stock equivalents due to dilutive
effect of stock options (2)	81	--	--
Shares converted from convertible debt (2)	48,505	--	--

Total outstanding shares for fully diluted earnings
per share computation	86,306	20,970	19,240

Diluted earnings per share from net income (loss) before
cumulative effect of accounting change	$0.30	$(0.63)	$(1.38)

Diluted earnings per share	$0.30	$(0.63)	$(1.65)

(1) Restated to reflect impact of previously unreserved policy riders. See Note 2 - "Restatement"

(2) Amounts not included in 2003 and 2002 because they are anti-dilutive

Stock Based Compensation Plans:

The Company continues to maintain its accounting for stock-based compensation in accordance with APB No. 25, but has adopted the disclosure provisions of SFAS No. 148.

The following table reflects net income, basic and diluted earnings per share as reported and pro-forma as if the Company had adopted the fair value based method of accounting for its stock-based employee compensation awards:

	2004	2003 Restated(1)	2002 Restated (1)
Net income (loss), as reported	$20,536	$(13,170)	$(31,743)
Add: Stock-based employee compensation
income included in reported net income
net of related tax effects	--	--	286
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(369)	(248)	(258)

Pro forma net income (loss)	$20,167	$(13,418)	$(31,715)

Earnings per share:
Basic - as reported	$0.54	$(0.63)	$(1.65)
Basic - pro forma	$0.53	$(0.64)	$(1.65)
Diluted - as reported	$0.30	$(0.63)	$(1.65)
Diluted - pro forma	$0.30	$(0.64)	$(1.65)

(1) Restated to reflect impact of previously unreserved policy riders. See Note 2 - "Restatement"

New Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R (“SFAS 123R”) “Share-Based Payment”. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. SFAS 123R is effective for public companies for annual periods beginning after June 15, 2005. The Company will adopt the provisions of SFAS 123R on January 1, 2006 and has not yet determined the impact on its financial position or results of operations.

4.	Investments and Financial Instruments

Debt Securities –

        The amortized cost and estimated market values of debt securities at December 31, 2004 and 2003 are shown below.

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities
and obligations of U.S.
Government authorities
and agencies	$34,795	$298	$(237)	$34,856
Mortgage backed securities	1,874	21	(16)	1,879
Debt securities issued by
foreign governments	384	20	(2)	402
Corporate securities	21,892	245	(103)	22,034

	$58,945	$584	$(358)	$59,171

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities
and obligations of U.S
Government authorities
and agencies	$20,699	$624	$(38)	$21,285
Mortgage backed securities	2,020	39	(3)	2,056
Debt securities issued by
foreign governments	236	11	(2)	245
Corporate securities	19,978	375	(86)	20,267

	$42,933	$1,049	$(129)	$43,853

The amortized cost and estimated market values of debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
Due in one year or less	$5,113	$5,154
Due after one year through five years	35,236	35,322
Due after five years through ten years	16,722	16,816
Collateralized Mortgage Obligations	1,874	1,879

	$58,945	$59,171

Gross proceeds and realized gains and losses on debt securities, including impairment losses for declines deemed other than temporary and excluding calls, were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
2004	$34,177	$314	$147
2003	43,264	493	256
2002	478,808	18,728	3,822

Gross proceeds and realized gains and losses on equity securities, including impairment losses for declines deemed other than temporary, were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
2004	$--	$--	$--
2003	--	--	--
2002	9,547	1,861	1,094

Impairments –

The Company assesses whether declines in market value, whether for its debt securities or its equity securities, are other than temporary. Upon such determination, the Company will impair the security’s amortized cost and record an impairment charge in its results of operations.

The Company reduced its cost basis on bonds in 2002 by $12 due to differences deemed other than temporary. There were no differences deemed to be other than temporary during 2004 or 2003. The following table describes the Company’s debt securities at December 31, 2004, which had a market value below cost:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
DEBT SECURITIES
U.S. Treasury securities and obligations of U.S. Government authorities and agencies	$24,138	$(228)	$150	$(9)	$24,288	$(237)
Mortgage backed securities	1,369	(16)	--	--	1,369	(16)
Debt securities issued by foreign governments	--	--	29	(2)	29	(2)
Corporate securities	9,578	(92)	380	(11)	9,958	(103)

TOTAL	$35,085	$(336)	$559	$(22)	$35,644	$(358)

The above table includes $336 of unrealized losses related to fixed income securities that have been in an unrealized loss situation for less than twelve months and $22 of unrealized losses related to fixed income securities that have been in an unrealized loss situation for greater than twelve months. All of the fixed income securities are investment grade and have a fair value of greater than 94% of amortized cost. Investment grade is defined as a security having a rating from the NAIC of 1 or 2; a Moody’s equivalent rating of Aaa, Aa, A, or Baa; a Standard & Poor’s equivalent rating of AAA, AA, A, or BBB; or a comparable internal rating. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired.

All of the securities were evaluated considering factors such as financial conditions, near-term, and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations. As of December 31, 2004, the Company had the intent and ability to hold these investments for a period of time sufficient for them to recover in value.

Net Investment Income –

Net investment income is applicable to the following types of investments:

	2004	2003	2002
Bonds	$2,052	$2,173	$1,327
Notional experience account	46,162	41,426	38,375
Other	242	302	647

Investment income	48,456	43,901	40,349
Investment expense	(1,617)	(628)	(242)

Net investment income	$46,839	$43,273	$40,107

    Restricted investments and cash

Pursuant to certain statutory licensing requirements, as of December 31, 2004 and 2003, the Company had on deposit bonds with an estimated market value aggregating $12,264 and $12,585, respectively, in Insurance Department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

The Company maintains assets in a trust account under a reinsurance agreement with an unaffiliated insurer. The Company is required to hold assets equal to at least 102% of the reserves for the policies assumed under this agreement. At December 31, 2004 and 2003, the Company was required to hold $18,869 and $15,905, respectively.

5.     Property and Equipment:

        The following table lists the range of lives, cost and accumulated depreciation for various asset classes:

	December 31, 2004
Class	Years	Cost	Accumulated Depreciation	Carrying Value
Automobiles	5	$271	$213	$58
Equipment	5 - 10	4,702	4,390	312
Software	3 - 10	13,306	2,790	10,516
Furniture	10	2,813	1,624	1,189
Buildings	40	6,560	1,710	4,850

		$27,652	$10,727	$16,925

	December 31, 2003
Class	Years	Cost	Accumulated Depreciation	Carrying Value
Automobiles	5	$313	$273	$40
Equipment	5 - 10	4,616	4,231	385
Software	3 - 10	11,746	1,853	9,893
Furniture	10	2,646	1,709	937
Buildings	40	6,463	1,569	4,894

		$25,784	$9,635	$16,149

The Company amortized $849, $631 and $607 of its cost related to software in 2004, 2003 and 2002, respectively. Depreciation expense on other property and equipment was $792, $1,079 and $1,024 for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2003, the Company concluded that its system replacement project would be more expensive and take longer to implement than it had originally intended. As a result of this conclusion and the availability of alternative vendor solutions that had become available since the start of its project, the Company determined to evaluate additional vendors for a portion of its system replacement project, which if selected would not utilize certain components of the programming completed and capitalized in prior periods. As a result of its decision to select another vendor and discontinue the use of a portion of its current software, the Company impaired the capitalized value of the unused software by $522 at December 31, 2003. No impairment losses were recorded in 2004 or 2002.

6.     Notional Experience Account:

          During 2004 and 2003, the notional experience account activity was as follows:

	Twelve Months Ended December 31,
	2004	2003
Beginning balance	$784,778	$708,982
Premiums, net of claims and
ceding allowance:	43,418	55,512
Investment credit:
Investment income	46,162	41,426
Market gain(loss)	39,749	(9,494)
Expense and risk charges	(11,230)	(11,074)
Broker/custodian/trustee fees	(1,509)	(574)

Ending balance	$901,368	$784,778

7. Impairment of Goodwill:

During the second quarter 2002, the Company completed an impairment analysis of goodwill, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The Company’s goodwill was recorded as a result of the purchase of its agencies and its insurance subsidiaries. As part of its evaluation, the Company completed two steps in determining the recoverability of its goodwill. The first required step was the measurement of total enterprise fair value versus book value. Because the Company’s fair market value, as measured by its stock price, was below book value at January 1, 2002, goodwill was next evaluated at a reporting unit level which comprised its insurance agencies and insurance subsidiaries. The deficiency of current market value to book value was attributed to the insurance subsidiary values. As a result, the Company determined that the goodwill associated with its insurance subsidiaries was impaired and recognized an impairment loss of $5,151 from its transitional impairment test of goodwill, which it recorded as a cumulative effect of change in accounting principle. The impairment has been recorded effective January 1, 2002.

During the Company’s quarterly impairment as of December 31, 2004, it determined that the goodwill related to its agency reporting unit consisting of UIG and NISHD was impaired. The test was done on a quarterly basis during 2004 due to declining sales. This impairment was a result of declining sales which led to lower than planned net income at the reporting unit level. The fair value of the reporting unit is determined utilizing the present value of cash flows, which includes assumptions for future growth in sales. During the most recent impairment test, the Company lowered the assumption related to future sales growth and as a result has recognized an impairment of $13,376 in 2004.

8.     Policy and Claim Reserves:

Policy reserves have been computed principally by the net premium method based upon estimated future investment yield, mortality, morbidity (claims experience), withdrawals and other benefits. The Company employs a prospective net premium methodology, which incorporates premium rate increases expected to be implemented in the near term in the net premium used to establish policy reserves. The composition of the policy reserves at December 31, 2004 and 2003, and the assumptions pertinent thereto are presented below:

	Amount of Policy Reserves as of December 31,
	2004	2003 Restated (1)
Accident and health	$568,928	$518,600
Annuities and other	162	137
Ordinary life, individual	12,785	12,734

	Years of Issue	Discount Rate
Accident and health Annuities and other Ordinary life, individual	1976 to 2002 2002 to 2004 1977 to 1983 1962 to 2002	5.7% 4.5% 6.5% & 7.0% 3.0% to 5.5%

(1) Restated to reflect impact of previously unreserved policy riders. See Note 2 - "Restatement"

Accident and health:	Morbidity and withdrawals based on actual and projected experience. Morbidity represents the claim costs we expect to incur in the future. The assumption for these future claim costs is based on past company experience modified for both industry experience and recent trends, withdrawals represent the lapsation of policies due to either death or cancellation.

Annuities and other:	Primarily funds on deposit inclusive of accrued interest.

Ordinary life, individual:	Mortality based on 1975-80 SOA Mortality Table (Age Last Birthday).

The development of the Company’s claim reserves and paid claims is summarized as follows for claims incurred (the date of original claim) in 2004 and prior.

	2004	2003	2002
Claim reserve balance at January 1	$340,981	$329,944	$214,466
less reinsurance recoverable	(7,698)	(9,059)	(8,888)

Net claim reserve balance at January 1	333,283	320,885	205,578

Incurred related to:
Current year	185,601	190,986	200,006
Prior years	(19,404)	(3,095)	80,948
Imputed prior year interest	14,959	14,136	10,225

Total incurred	181,156	202,027	291,179

Paid related to:
Current year	47,759	49,149	48,627
Prior years	150,748	140,480	127,245

Total paid	198,507	189,629	175,872

Net claim reserve balance at December 31	315,932	333,283	320,885
plus reinsurance recoverable	8,206	7,698	9,059

Claim reserve balance at December 31	$324,138	$340,981	$329,944

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

In 2004, prior year incurred claims developed favorably by $19,404 compared to prior period expectations. The favorable development is due to :

(1)	Refinements to the model utilized to calculate claim reserves, including the addition of diagnosis code data, payment frequency data, and further delineation of policy forms for purposes of evaluation existing continuance tables. As a result claims reserves were reduced by approximately $6,000.
(2)	An increase in the discount rate used for claims reserves from 5.7% to 5.9%, reflecting improved investment portfolio performance, which reduced claims reserves by approximately $1,000.

(3)	During 2004, fewer claims that were closed as of December 31, 2003 reopened than we had estimated, resulting in a reduction of approximately $4,500; and

(4)	Claim reserve adjudication process improvements implemented in the second half of 2003 and throughout 2004.

In 2003, prior year incurred claims developed favorably by $3,095 compared to prior period expectations. This development did not differ materially from the amount reserved at December 31, 2003.

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

9.     Long-Term Debt:

At December 31, 2004 and 2003 our long-term debt consists entirely of convertible subordinated debt issued in 2002, 2003 and 2004, all of which matures in 2008 (the “Notes”).

During 2004 and 2003 the activity in long-term debt was as follows:

	December 31,
	2004	2003
Long-term debt at beginning of year	$90,092	$74,750
Debt issued	26,000	32,421
Debt retired	--	(8,957)
Debt converted	(29,499)	(8,122)

Long-term debt at end of year	86,593	90,092
Less discount on long-term debt	(1,426)	(1,625)

Long-term debt less discount at end of year	$85,167	$88,467

The Notes pay a semi-annual coupon at a 6.25% annual percentage rate. The Notes are callable after October 15, 2005, at the Company’s option, at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. The Notes are general unsecured obligations of the Company and are subordinated to all future senior indebtedness.

Prior to maturity, the Notes are convertible to shares of the Company’s stock at $1.75 per share. The Notes are mandatorily convertible if, at any time after October 15, 2005, the 15-day average closing price of the Company’s common stock exceeds 110% of the conversion price.

The Notes also contain a provision that, upon conversion prior to October 15, 2005, the Company will pay the holder additional interest (referred to as “preferred interest on early conversion”) equal to the amount that would otherwise have been paid from the date of conversion until October 15, 2005. The interest amount, which is discounted from October 15, 2005 to the date of early conversion, is payable at the Company’s discretion in cash or in shares of common stock equal to 90% of the average closing prices of the Company’s common stock for the five trading days immediately preceding the conversion date. The preferred interest on early conversion is accounted for as an embedded derivative with changes in its fair value recorded on the Consolidated Statements of Income and Comprehensive Income.

As of December 31, 2004 and 2003, the fair value of the embedded derivative was $1,403 and $3,018, respectively. In determining the fair value of the embedded derivative, the Company makes certain assumptions, including the future volatility and liquidity of the Company’s common stock, as well as recent trends in the number of holders converting.

During 2004 and 2003, the activity in the preferred interest on early conversion was as follows:

	December 31,
	2004	2003
Preferred interest on early conversion at beginning of year	$3,018	$--
Add fair value related to new debt issuances	622	2,037
Change in fair value	(2,237)	981

Preferred interest on early conversion at end of year	$1,403	$3,018

The decrease in fair value during 2004 is due to the conversions that occurred during 2004 and the decrease in the time period until October 15, 2005, the date that interest is paid through. The fair value increased during 2003 due to the issuance in new debt, an increase in the liquidity of the Company’s common shares.

During 2004 and 2003, holders of $29,499 and $8,122 of the Notes elected to convert their Notes into 16,857 and 4,641 shares of the Company’s common stock, respectively, and also received 1,490 and 543 shares, respectively, as payment for preferred interest on early conversion. In connection with these conversions, the Company recognized additional interest expense of $2,809 and $1,069 for the years ended December 31, 2004 and 2003, respectively.

During November 2004, the Company issued $10,000 of additional Notes. At the time of issuance the market price of the Company’s common stock was $1.87. As a result of the market price of the common stock exceeding the conversion price, the Company recorded additional interest expense of $686 related to this issuance.

The Company recorded interest expense of $820 and $412 in 2004 and 2003, respectively related to the reduction in the discount on long-term debt.

At December 31, 2004, the Company’s total debt and financing obligations through 2009 were as follows:

	Debt	Lease Obligations	Total
2005	$--	$460	$460
2006	--	349	349
2007	--	277	277
2008	86,593	214	86,807
2009	--	170	170

Total	$86,593	$1,470	$88,063

10.	Federal Income Taxes:

                 The total (provision) benefit for federal income taxes for the years ended December 31 consisted of:

	2004	2003 Restated (1)	2002 Restated (1)
Current	$(1,575)	$(435)	$2,548
Deferred	(14,101)	3,427	11,180

	$(15,676)	$2,992	$13,728

(1) Restated to reflect impact of previously unreserved policy riders. See Note 2 - "Restatement"

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

	2004	2003 Restated (1)
Net operating loss carryforward	$23,443	$21,079
Pension and post-retirement accrual	558	597
Preferred interest on early conversion	491	1,056
Litigation accrual	1,523	--
Other	1,085	685
Valuation allowance	(8,275)	(8,275)

Total deferred tax assets	$18,825	$15,142

Deferred policy acquisition costs	$(10,961)	$(17,912)
Present value of future profits acquired	(74)	(140)
Premiums due and unpaid	(878)	(873)
Unrealized gains on investments	(79)	(322)
Policy reserves	(33,087)	(5,193)
Deferred reinsurance premium	(2,775)	(3,700)
Discount on long-term debt	(499)	(569)
Other	(61)	(2,164)

Total deferred income liabilities	$(48,414)	$(30,873)

Net deferred income tax	$(29,589)	$(15,731)

(1) Restated to reflect impact of previously unreserved policy riders. See Note 2 - "Restatement"

The Company has net operating loss carryforwards of $39,876, or $13,957 on a tax effected basis, which have been generated by taxable losses at the parent company, and if unused will expire between 2012 and 2024. The Company has net operating loss carryforwards of $27,102, or $9,486 on a tax effected basis, which have been generated by taxable losses at the Company’s life subsidiaries, and if unused, will expire in 2016.

The parent company’s net operating loss carryforwards can be utilized by the Company’s insurance subsidiaries subject to the lesser of 35% of the insurance subsidiary taxable income or 35% of the current aggregate carry forward amount. The Company has recorded a valuation allowance of $8,275 against its net operating loss carryforwards.

The valuation allowances were recorded as a result of potential future limitations on their use due to Internal Revenue Code Section 382. The Internal Revenue Service has established rules that potentially limit a company’s use of prior period net operating loss carryforwards in the event that a majority of the company’s common stock ownership changes within any consecutive three year period. Due to the issuance of additional shares of the Company’s common stock since May 2001 and conversions of the Company’s subordinated convertible notes during 2003 and the first quarter of 2004, the Company became subject to these limitations and has established the valuation allowance at December 31, 2003 accordingly. There was no change to the valuation allowance in 2004.

A reconciliation of the income tax (provision) benefit computed using the federal income tax rate to the (benefit) provision for federal income taxes is as follows:

	2004	2003 Restated (1)	2002 Restated (1)
Computed federal income tax (provision)
benefit provision at statutory rate	$(12,674)	$5,656	$15,914
Valuation allowance	--	(2,500)	--
Impairment of goodwill	(3,801)	--	(1,803)
Interest expense on beneficial conversion feature	(263)
Small life insurance company deduction	597	236	--
Tax-exempt income	113	713	1,225
Other	352	(1,113)	(1,608)

	$(15,676)	$2,992	$13,728

(1) Restated to reflect impact of previously unreserved policy riders. See Note 2 - "Restatement"

At December 31, 2004, the accumulated earnings of the Company for Federal income tax purposes included $1,451 of “Policyholders’ Surplus”, a special memorandum tax account. This memorandum account balance has not been currently taxed, but income taxes computed at then-current rates will become payable if surplus is distributed. Provisions of the Deficit Reduction Act of 1984 do not permit further additions to the “Policyholders’ Surplus” account.

11.        Statutory Information:

Statutory Financial Results

The insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance department of the state of domicile. Net income and capital and surplus for these subsidiaries as reported in accordance with statutory accounting principles, are as follows:

	2004 (unaudited)	2003	2002
Net (loss) income	$(5,319)	$(5,023)	$7,288
Capital and surplus	29,902	30,638	34,234

Total reserves, including claim reserves, reported to regulatory authorities were approximately $861,820 and $824,232 less than those recorded for GAAP as of December 31, 2004 and 2003, respectively. This difference is primarily attributable to reinsurance agreements in force as of December 31, 2004 and 2003.

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

On February 12, 2002, the Department approved the Plan which, among other things:

a)	required the Company to enter into a reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2001 Centre Agreement”) for substantially all of its existing business at December 31, 2001

b)	limits new investments to those rated by the National Association of Insurance Commissioners (“NAIC”) as 1 or 2;

c)	limits and requires Department approval for affiliated transactions; and

d)	required a $125,000 increase in statutory reserves over a three-year period, which has been completed as of December 31, 2004.

The 2001 Centre Agreement is accounted for as reinsurance for statutory accounting purposes, but does not qualify as reinsurance under GAAP. As the agreement is treated as reinsurance for statutory accounting purposes, it results in the ceding (or removal) of substantially all of PTNA’s and ANIC’s policy reserve and claim reserve liabilities for statutory accounting purposes. Furthermore, subject to certain limitations, any adverse development of the 2001 and prior policy and claim reserves, is ceded to the reinsurer and is not reflected on PTNA’s or ANIC’s statutory financial statements.

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

Statutory Dividend Restrictions

States restrict the dividends the Company’s insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of its insurance company subsidiaries, computed according to statutory formulae. Under the insurance laws of Pennsylvania and New York, where the Company’s insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania law, PTNA and ANIC must give the Department at least 30 days’ advance notice of any proposed “extraordinary dividend” and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company’s surplus as shown on the company’s last annual statement filed with the Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. Additionally, the Plan requires the Department to approve all dividend requests made by the parent, regardless of normal statutory requirement for allowable dividends. The Company believes that the Department is unlikely to consider any dividend request in the foreseeable future, as a result of PTNA’s statutory surplus position. Although not stipulated in the Plan, this requirement is likely to continue until such time as PTNA meets normal statutory requirements, including reported net income and positive cumulative earned surplus.

Under New York law, AINIC must give the New York Insurance Department 30 days advance notice of any proposed dividend and cannot pay any dividend if the regulator disapproves the payment during that 30-day period. In addition, AINIC must obtain the prior approval of the New York Insurance Department before paying any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company’s surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December 31.

PTNA and ANIC have not paid any dividends to the parent company for the past three years and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. However, AINIC is not subject to the Plan and was permitted by New York statute to make a dividend payment in 2002 of $651.

12. Employee Benefits:

401(k) Retirement Plan:

The Company has a 401(k) retirement plan, covering substantially all employees with at least one year of service. Under the plan, participating employees may contribute up to 15% of their annual salary on a pre-tax basis. The Company, under the plan, equally matches 100% of employee contributions up to the first 3% of the employee’s salary. The Company and employee portion of the plan is vested immediately. The Company’s expense related to this 401(k) plan was $269, $240 and $239 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company may elect to make a discretionary contribution to the plan, which will be contributed proportionately to each eligible employee. The Company did not make a discretionary contribution in 2004, 2003 or 2002.

Retirement Benefits:

On April 29, 2003, the Company announced that its Board of Directors had approved certain changes in the management of the Company to implement the succession plan initiated in 2002. On May 23, 2003, in connection with the succession plan, the Company’s Founder stepped down as Chairman of the Board of Directors and Chief Executive Officer but will continue as a member of the Board of Directors. In addition, the Company and its Founder entered into a consulting and retirement agreement. The significant terms of the consulting and retirement agreement are as follows:

a)	The Company’s Founder assumed the new position of Founding Chairman.

b)	The Company will pay the Founding Chairman or his spouse, until the later of his death or the death of his spouse, a retirement benefit of $100 per year and health and welfare benefits comparable to those the Company offers to its executives from time to time.

c)	The Founding Chairman will continue to provide certain services to the Company for a period of up to two years, in exchange for which the Company pays him an annual retainer of $100.

The Company uses December 31 as the measurement date for the plans and the plans are unfunded. The following table provides the components of the benefit obligation at December 31, 2004:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit Obligation at Beginning of	$1,492	$--	$215	$--
Benefit Obligation at May 23, 2003	--	1,526	--	205
Interest Cost	83	83	12	16
Benefits Paid	(200)	(117)	(8)	(6)
Actuarial Loss/(Gain)– includes change	12	--	37	--

Benefit Obligation at End of Year	$1,387	$1,492	256	215

A 6.0% weighted average discount rate was assumed in determining both the benefit obligation at December 31, 2004 and 2003 and to determine the net periodic benefit cost for the years ended December 31, 2004 and 2003.

        Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Accrued Benefit Cost	$1,375	$1,492	$219	$215

The expense components of the net periodic pension and postretirement benefit cost for the year ended December 31, 2004 consisted of only interest expense and were $83 and $12 for Pension and Other Benefits, respectively. The expense components of the net periodic pension and postretirement for the year ended December 31, 2003 consisted of only interest expense and was $83 and $16 for Pension and Other Benefits, respectively.

        The assumed health care cost trend rates at December 31, 2004 and 2003 are:

	2004	2003
Current Year Medical Trend Rate	12.00%	5.75%
Ultimate Medical Trend Rate	4.00%	5.75%

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on Total of Service and Interest Cost	$ 1	($ 1)
Effect on Postretirement Benefit Obligation	22	19

 The following benefits are expected to be paid in the future:

	Pension Benefits	Other Benefits
2005	$142	$12
2006	97	18
2007	94	19
2008	91	20
2009	87	21
2010-2014	381	103

13.    Stock Option Plans:

At December 31, 2004, the Company had three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 in accounting for its plans. The Company issues options at the current market value and does not record a charge to earnings upon the issuance of options. While the Company continues to maintain its accounting for stock-based compensation in accordance with APB Opinion No. 25, it has adopted the disclosure provisions of SFAS No. 148.

The Company’s 1987 Employee Incentive Stock Option Plan provided for the granting of options to purchase up to 1,200 shares of common stock. This plan expired in 1997 and was subsequently replaced by the 1998 Employee Non-Qualified Incentive Stock Option Plan. The 1998 Plan allows for the grant of options to purchase up to 600 shares of common stock. No new options may be granted under the 1987 Plan. The term of each option granted in 2004, 2003 and 2002 is ten years and each is vested one year following the date of original grant.

Effective May 1995, the Company adopted a Participating Agent Stock Option Plan which provides for the granting of options to purchase up to 300 shares of common stock. The exercise price of all options granted under the plan may not be less than the fair market value of the shares on the date of grant. The term of each option is ten years, and the options become exercisable in four equal, annual installments commencing one year from the option grant date. SFAS No. 123 requires that the fair value of options granted to non-employees (agents) be recognized as compensation expense over the estimated life of the option. Options were granted to agents in 1997, 1996 and 1995. No agent options have been granted since 1997. The Company did not have any compensation expense related to this Plan in 2004, 2003 or 2002.

During 2001, the Company granted 566 replacement options to its employees for all existing options granted under its existing fixed option plans. As a result, these options are now subject to the variable accounting provisions of APB Opinion No. 25 until exercised, forfeited or cancelled. The Company recorded compensation income of $430 in 2002, related to these variable options, representing the change in the intrinsic value of the stock options at the reporting date. In addition, 4 options were granted to a new senior executive in 2002, 23 were granted to new executives in 2003, and none were granted to new executives in 2004.

Had compensation cost for the Company’s employee stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and earnings per share would have been reduced to the pro-forma amounts indicated in Note 1.

Pro-forma compensation cost is estimated using an option-pricing model with the following assumptions for new options granted to employees in 2004, 2003 and 2002. In 2004, options were valued with an expected life of 5.3 years, volatility of 67.7% and a risk free interest rate of 3.9%. The weighted average fair value of options granted in 2004 was $1.11. In 2003 options were valued with an expected life of 5.3 years, volatility of 70.9% and a risk free rate of 3.5%. The weighted average fair value of options granted in 2003 was $.98. In 2002, options were valued with an expected life of 5.3 years, volatility of 70.9% and a risk free rate of 4.4%. The weighted average fair value of options granted in 2002 was $2.37.

The following is a summary of the Company’s option activity, including grants, exercises, forfeitures and weighted average price information:

	2004		2003		2002
	Options	Exercise Price Per Option	Options	Exercise Price Per Option	Options	Exercise Price Per Option
Outstanding at beginning of year	1,038	$5.85	652	$8.45	648	$8.48
Granted	518	$1.83	395	$1.60	4	$4.40
Exercised	--	$--	--	$--	--	$--
Forfeitures	2	$8.39	9	$8.20	--	$--

Outstanding at end of year	1,554	$4.51	1,038	$5.85	652	$8.45

Exercisable at end of year	1,036	$5.81	726	$7.26	648	$8.48

Range of Exercise Prices	Outstanding at December 31, 2004	Remaining Contractual Life (Yrs)	Exercisable at December 31, 2004
$1.52 --$1.64	389	9	389
$1.70	358	10	--
$1.80	5	9	5
$2.13	160	10	--
$2.54	2	9	2
$3.40 --$4.26	116	7	116
$4.40	4	8	4
$4.68 --$12.30	437	7	437
$12.38 --$12.63	7	1	7
$13.30 --$13.53	29	7	29
$20.50	22	2	22
$32.25	25	3	25

	1,554	8	1,036

14.	Commitments and Contingencies:

Operating Lease Commitments:

The total net rental expenses under all leases amounted to approximately $1,173, $928 and $1,059 for the years ended December 31, 2004, 2003 and 2002 respectively.

The Company’s required payments due under non-cancelable leases in each of the next five years are as follows:

Years	Amounts
2005	$460
2006	349
2007	277
2008	214
2009	170

$1,470

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

Litigation

The Company and its subsidiaries are parties to various lawsuits generally arising in the normal course of their business. The Company does not believe that the eventual outcome of any of the suits to which it is a party will have a material adverse effect on our financial condition or results of operations. However, the outcome of any single event could have a material impact upon the quarterly or annual financial results of the period in which it occurs.

The Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division. Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. The Company removed this case to United States District Court, Middle District of Florida, Ocala Division for a second time in November 2003. Plaintiffs’ motion to remand the case to Florida State Court was granted in April 2004. Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the Plaintiffs and the class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution and pray for relief in the form of compensatory damages and restitution, an order of reformation of the policies, and attorney fees and court costs. No amounts were specified for compensatory damages and restitution. The Company has filed motions to dismiss for failure to state a claim, lack of personal jurisdiction against the Company, and to strike certain allegations of the complaint as irrelevant and improper. While the Company denies liability to Plaintiffs and intends to contest this vigorously, the Company is continuing its negotiations in this matter.

The Company and its subsidiary, PTNA, are defendants in an action in the Orange County Superior Court in the state of California. Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public. Plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long term care insurance policies. Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies, and attorney fees and court costs. No amounts were specified for compensatory damages and restitution. After review of the Company’s motions related to the plaintiffs’ complaint, the court dismissed plaintiffs’ claim for breach of fiduciary duty, and the Company filed an answer to the plaintiffs’ other claims in the complaint. While the Company denies liability to Plaintiffs and intend to contest this vigorously, the company is continuing its negotiations in this matter.

The Company and two of its subsidiaries, PTNA and Senior Financial Consultants Company, are defendants in an action instituted on June 5, 2002 in the United States District Court for the Eastern District of Pennsylvania by National Healthcare Services, Inc. The complaint sought compensatory damages for an alleged breach of contract and misappropriation. The parties have settled the matter for value of $1.35 million to be paid in a combination of our common shares (at our option) and cash. The Company denies liability to Plaintiffs but is entered into the settlement to avoid the risks, uncertainties and costs inherent in litigation. The case has now been dismissed with prejudice pursuant to the settlement agreement.

The Company’s subsidiary, PTNA, is a defendant in an action in the Los Angeles County Superior Court in the state of California. Plaintiffs filed this matter on May 28, 2004 on behalf of themselves and all other persons similarly situated and the general public. The plaintiffs allege wrongdoing in connection with the payment of long-term care insurance claims. The Plaintiffs allege violations of the California Consumer Legal Remedies Act, the California Business and Professions Code, breach of the implied duty of good faith and fair dealing, financial elder abuse and prays for relief in the form of compensatory damages and restitution, punitive damages, any accounting, attorney fees and court costs. No amounts were specified for compensatory damages and restitution or punitive damages. The Company removed this case to United States District Court for the Central District of California in March 2005. We have filed a motion to dismiss all counts of the Plaintiffs’ complaint, and a motion to strike allegations of the complaint, including Plaintiffs’ class allegations. While the Company cannot predict the outcome of this case, it could have a material adverse impact upon our financial condition and results of operations in the event of an unfavorable outcome. However, the Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

15.            Reinsurance:

Centre Solutions (Bermuda), Limited

2001 Centre Agreement

Effective December 31, 2001, PTNA and ANIC entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of the Company’s long-term care insurance policies then in-force (the “2001 Agreement”).

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

The Company’s current modeling and actuarial projections suggest that it is likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, PTNA’s and ANIC’s statutory surplus following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, the Company will receive cash or other liquid assets equaling the value of its notional experience account from the reinsurer. The Company would also record the necessary reserves for the business in its statutory financial statements. Accordingly, the Company’s ability to commute the agreement is highly dependent upon the value of the notional experience account exceeding the level of required statutory reserves to be established. As of December 31, 2004, the statutory basis reserve liabilities of $1,026,341 exceeded the combination of the notional experience account value and funds held due to the reinsurer of $939,452. Management expects that the growth in the notional experience account will exceed the growth in the reserve liabilities such that the notional experience account value will exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now through 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the value of the current notional experience account by approximately $110,000 and jeopardize the Company’s ability to commute as planned. As the intended commutation date approaches, the sensitivity of the notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation.

As part of the reinsurance agreement, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants are exercisable through December 31, 2007 at common stock equivalent prices ranging from $2.75 to $6.25 per share, which if exercised would represent 15% of the Company’s then outstanding common stock on a fully diluted basis. If the agreement is not commuted on or after December 31, 2007, the reinsurer may exercise the fourth tranche of convertible preferred stock purchase warrants at a common stock equivalent price of $1.80 per share, representing an additional 20% of the then outstanding common stock on a fully diluted basis.

The warrants are part of the consideration for the reinsurance contract and the original fair value is recognized as reinsurance premiums over the anticipated life of the contract, which is six years. The warrants were valued at the issuance date using a Black-Scholes model with the following assumptions: 6.0 years expected life, volatility of 70.9% and a risk free rate of 4.74%. The $15,855 value of the warrants was recorded as a deferred premium as of December 31, 2001. Of the original $15,855 value, $2,643 of deferred premium was amortized during each of the years 2004, 2003 and 2002.

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

At December 31, 2004, 2003 and 2002, the Company received letters of credit of $169,463, $169,463 and $149,339, respectively, which allowed its subsidiaries to receive statutory reserve credit and statutory surplus credit for its 2001 quota share reinsurance agreement with Centre.

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

Other Reinsurance Agreements

PTNA is party to a reinsurance agreement to cede 100% of certain whole life and deferred annuity policies issued by PTNA to a third party insurer. These policies are intended for the funeral arrangement or “pre-need” market. Total reinsurance recoverables related to this agreement as of December 31, 2004 and 2003 were approximately $2,861 and $2,923, respectively. Effective January 1, 1996, this agreement was modified, and as a result, no new business is reinsured under this facility. Effective December 31, 2002, the Company entered into an assumption agreement with another insurer that desired to acquire this business. Upon approval of certain required state insurance departments and policyholders, the acquiring company will assume all future liability for the business reinsured.

PTNA is a party to a reinsurance agreement to cede certain home health care claims beyond 36 months. Reinsurance recoverables related to this treaty were $11,236 and $10,614 at December 31, 2004 and 2003, respectively. The reinsurer has notified PTNA that they believe the Company is in breach of its current agreement as a result of entering the 2001 Centre Agreement without the prior written approval of the reinsurer. PTNA has contested this assertion of breach and is continuing discussions with the reinsurer to reach an equitable resolution, including, but not limited to, arbitration, the recapture of the excess home health care coverage and reserves, premium rate increases, or additional reinsurance business in the future. Further, the Company believes that the agreement does not allow for unilateral cancellation in the event of breach. The ultimate resolution of this dispute cannot be determined at this time.

In addition to the reinsurance agreement to cede certain home health care claims beyond 36 months, PTNA is also a party to a coinsurance agreement with the same reinsurer on a previously acquired block of long-term care business whereby 66% is ceded to a third party. At December 31, 2004 and 2003 reinsurance recoverables taken related to this treaty were $5,887 and $5,486, respectively.

In 2001, ANIC ceded substantially all of its disability policies to an unaffiliated insurer on a quota share basis. The insurer may assume ownership of the policies as a sale upon various state and policyholder approvals. At December 31, 2004 and 2003, reinsurance recoverables related to this treaty were $3,256 and $3,681, respectively.

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

The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of income and comprehensive income, which are net of reinsurance activity:

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
December 31, 2004
Ordinary life insurance
In-force	$39,865	$7,133	$--	$32,732
Premiums:
Accident and health	317,674	4,325	4,621	317,970
Life	2,000	86	1	1,915
Benefits to policyholders:
Accident and health	181,003	3,279	1,446	179,170
Life	2,309	272	--	2,037
Inc in policy reserves:
Accident and health	48,615	(1,117)	1,619	51,351
Life	75	(65)	--	140
Commissions	39,139	631	607	39,115

December 31, 2003 (1)
Ordinary life insurance
In-force	$44,192	$7,656	$--	$36,536
Premiums:
Accident and health	319,246	4,424	4,973	319,795
Life	2,249	100	2	2,151
Benefits to policyholders:
Accident and health	199,751	1,261	1,661	200,151
Life	2,172	296	--	1,876
Inc in policy reserves:
Accident and health	42,304	(1,926)	1,175	45,405
Life	212	(178)	--	390
Commissions	40,887	744	657	40,800

December 31, 2002 (1)
Ordinary life insurance
In-force	$42,767	$3,583	$--	$39,184
Premiums:
Accident and health	331,356	5,394	5,347	331,309
Life	2,480	147	1	2,334
Benefits to policyholders:
Accident and health	290,965	3,316	1,526	289,175
Life	2,167	163	--	2,004
Inc in policy reserves:
Accident and health	76,364	2,417	8,447	82,394
Life	(827)	(1,339)	--	512
Commissions	46,339	1,183	585	45,741

(1) Restated to reflect impact of previously unreserved policy riders. See Note 2 - "Restatement"

16.     Transactions with Related Parties:

Irv Levit Insurance Management Corporation, an insurance agency which is owned by our former Chairman and Chief Executive Officer, now director and Founding Chairman, currently produced approximately $21, $13 and $11 of renewal premiums for some of our subsidiaries for the years ended December 31, 2004, 2003 and 2002, respectively, for which it received commissions of approximately $4, $3 and $2, respectively. Irv Levit Insurance Management Corporation also received commission overrides on business written for some of our subsidiaries by certain agents, principally general agents who were its agents prior to January 1979 and any of their sub-agents hired prior and subsequent to January 1979. These commission overrides totaled approximately $452, $433 and $510 for the years ended December 31, 2004, 2003 and 2002, respectively.

A member of the Company’s board of directors was a principal in Davidson Capital Management, which provides investment management services to the Company. The Company paid this firm a fee of $34, $20 and $99 during the years ended December 31, 2004, 2003 and 2002, respectively.

A member of the Company’s board of directors and the chairman of its audit committee is a senior executive with Advest, Inc., an investment banking firm, which has provided investment banking services in the past and that the Company engaged as a financial advisor in a past offering of its 6 1/4% Convertible Subordinated Notes due 2008. This firm received $580 in advisory fees in 2003. There were no advisory fees paid in 2004 and 2002.

A member of the Company’s board of directors has in the past been a principal and has an ownership interest in U.S. Care, Inc., a marketing organization to which the Company paid commissions of $170, $165 and $128 in 2004, 2003 and 2002, respectively. The Company also made a loan of $100, with interest applied at 9%, to U.S. Care, Inc. in 2001, which is guaranteed by renewal commissions payable to the Company in future periods. The outstanding balance on the loan was $78 and $100 at December 31, 2004 and 2003, respectively.

17.	Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investments. The Company places its cash and cash equivalents and investments with high quality financial institutions, and attempts to limit the amount of credit exposure to any one institution. However, at December 31, 2004, and at other times during the year, amounts in any one institution exceeded the Federal Deposit Insurance Corporation limits. The Company is also party to certain reinsurance transactions whereby the Company remains ultimately liable for claims exposure under ceded policies in the event the assuming reinsurer is unable to meet its commitments due to default or insolvency.

18.         Fair Value of Financial Instruments:

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

Long-term debt — The convertible, subordinated debt, as a publicly traded instrument, has a readily accessible fair market value, and, as such is reported at that value. This value incorporates the fair value of the preferred interest on early conversion liability.

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments
Bonds, available for sale	$59,171	$59,171	$43,853	$43,853
Policy loans	338	338	288	288
Cash and Cash Equivalents	15,296	15,296	12,808	12,808
Notional experience account	901,368	901,368	784,778	784,778
Financial liabilities:
Convertible debt	$85,167	$105,098	$88,467	$94,705

19.     Equity Issuance:

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

In 2004, 2003 and 2002, the Company completed private placements of 100 shares of common stock in each year as compensation to its financial advisor.

In 2004 and 2003, holders of $29,499 and $8,122, respectively of the Company’s Notes elected to convert their notes into shares of the Company’s common stock. As a result, the Company issued 16,857 and 4,641 shares and issued an additional 1,490 and 543 shares as early payment of interest otherwise payable through October 15, 2005 during 2004 and 2003, respectively.

20.    Subsequent Events:

Subsequent to December 31, 2004, holders of $8,738 of the Company’s Notes elected to convert their Notes into 4,993 shares of the Company’s common stock and an additional 161 shares were issued as early payment of interest.

The Company entered a lease agreement effective March 11, 2005 under which it sold Property and equipment with a value of $4,000 to a third party and agreed to lease back the same equipment. The term of the lease is two years and the lease will be accounted for as a capital lease.

21.     Condensed Financial Statements:

The following lists the condensed financial information for the parent company as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES (PARENT COMPANY) Balance Sheets (amounts in thousands, except per share information)
ASSETS	2004	2003 Restated (1)
Bonds, available for sale at market (amortized cost $2,242)	$2,247	$--
Cash and cash equivalents	9,611	370
Investment in subsidiaries*	270,692	230,843
Other assets	10,586	13,848

Total assets	$293,136	$245,061

LIABILITIES AND SHAREHOLDERS' EQUITY
Preferred interest on early conversion	$1,403	$3,018
Long-term debt, less discount of $1,426 and $1,625, respectively	85,167	88,467
Accrued interest payable	1,795	1,201
Accounts payable and other liabilities	7,401	4,703
Due to subsidiaries*	--	3,593

Total liabilities	95,766	100,982

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding	--	--
Common stock, par value $.10; 150,000 shares authorized;
44,091 and 25,645 shares issued, respectively	4,409	2,565
Additional paid-in capital	137,288	105,926
Accumulated other comprehensive income (loss)	147	598
Retained earnings	62,231	41,695

	204,075	150,784
Less 915 of common shares held in treasury, at cost	(6,705)	(6,705)

Total shareholders' equity	197,370	144,079

Total liabilities and shareholders' equity	$293,136	$245,061

(1) Restated to reflect impact of previously unreserved policy riders.
* Eliminated in consolidation.

The condensed financial information should be read in conjunction with the Penn Treaty American Corporation and Subsidiaries consolidated statements and notes thereto.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES (PARENT COMPANY) Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002 (amounts in thousands)
	2004	2003 Restated (1)	2002 Restated (1)
Investment and other income	$150	$180	$16
Change in preferred interest on early conversion liability	2,237	(981)	--
General and administrative expense	(4,890)	(6,601)	(4,199)
Litigation accrual expense	(4,150)	--	--
Interest expense	(9,713)	(7,682)	(4,711)

Loss before equity in undistributed net
earnings of subsidiaries*	(16,366)	(15,084)	(8,894)
Equity in undistributed net earnings
(losses) of subsidiaries*	36,902	1,914	(22,849)

Net income (loss)	20,536	(13,170)	(31,743)
Retained earnings, beginning of year	41,695	54,865	86,608

Retained earnings, end of year	$62,231	$41,695	$54,865

(1) Restated to reflect impact of previously unreserved policy riders. *Eliminated in consolidation.

The condensed financial information should be read in conjunction with the Penn Treaty American Corporation and Subsidiaries consolidated statements and notes thereto.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES (PARENT COMPANY) Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002 (amounts in thousands)
	2004	2003 Restated (1)	2002 Restated (1)
Bonds, available for sale at market (amortized cost $2,241)
Net income (loss)	$20,536	$(13,170)	$(31,743)
Adjustments to reconcile net income (loss)
to cash used in operations:
Equity in undistributed earnings of subsidiaries	(36,902)	(1,914)	22,850
Depreciation and amortization	3,614	2,865	2,999
Net amortization (Accrection) of Premium (Discount) on bonds	199	57	--
Change in preferred interest on early conversion liability	(2,237)	981	--
Equity issued for interest expense from long-term debt conversions	2,809	1,069	--
Net realized gains	(7)	(60)	--
Increase (decrease) due to change in:
Due to/from subsidiaries	(3,593)	(3,385)	350
Other, net	3,464	2,153	439

Net cash used in operations	(12,117)	(11,404)	(5,105)

Cash flows from investing activities:
Sales and maturities of investments	(4,177)	9,592	--
Purchase of investments	6,442	(9,589)	--
Acquisition of property and equipment	(57)	--	--

Net cash provided by investing activities	2,208	3	--

Cash flows from financing activities:
Contribution to subsidiary	(6,850)	(12,227)	--
Dividend from subsidiary	--	475	2,151
Proceeds from shares issued to financial advisor	--	--	393
Repayment of long-term debt	--	(8,957)	(2,858)
Issuance of long-term debt	26,000	32,421	--
Proceeds from rights offering	--	--	2,352

Net cash provided by financing activities	19,150	11,712	2,038

Increase (decrease) in cash and cash equivalents	9,241	311	(3,067)
Cash and cash equivalents balances:
Beginning of year	370	59	3,126

End of year	$9,611	$370	$59

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,393	$4,299	$4,299

(1) Restated to reflect impact of previously unreserved policy riders.

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

Item 9A.    Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective because in March 2005, in conjunction with the preparation of the financial statements for the year ended December 31, 2004, the Company concluded that certain policy riders were not reserved for in prior years. The premiums associated with the policies were properly billed and any claims incurred on these policies were properly paid. However, the policy riders were not properly identified in the data utilized to calculate policy reserves. Therefore, the Company has determined that it did not properly account for benefits expense and policy reserves. As a result of this conclusion, the Company restated its previously issued financial statements for the years ended December 31, 2003 and 2002 to reflect the inclusion of the policy riders. In determining whether this control deficiency constitutes a material weakness, the Company referred to PCAOB Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements” noting that a material weakness is defined as a significant deficiency that, by itself, or in a combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has concluded that the omission of the policy riders from benefits expense and policy reserves is a material weakness. In light of the material weakness described above, the Company performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

There were no significant changes in the Company’s internal controls that occurred during the last fiscal quarter of 2004. During the first fiscal quarter of 2005, the Company implemented a control related to the control deficiency noted above. A system report is run that identifies all policies issued with an inflation rider. This report is cross-referenced to the data utilized to calculate policy reserves to ensure that the policy rider is properly identified.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required under this item will be included in the proxy statement for our 2005 annual meeting and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required under this item will be included in the proxy statement for our 2005 annual meeting and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be included in the proxy statement for our 2005 annual meeting and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required under this item will be included in the proxy statement for our 2005 annual meeting and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required under this item will be included in the proxy statement for our 2005 annual meeting and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1. Financial Statements.

See page F-1.

2. Financial Statement Schedules.

None.

3. Exhibits

3.1 Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 033-92690) filed on May 24, 1995).

3.2 Amendment to Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Company’s Registration Statement on Form S-3 (File No. 333-22125) filed on February 20, 1997).

3.3 Amendment to Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-14681) for the quarter ended June 30, 2001).

3.4 Amendment to Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1b to the Company’s Annual Report on Form 10-K (File No. 001-14681) for the year ended December 31, 2002).

3.5 Amended and Restated By-laws (filed herewith).

4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 033-14214) filed on May 12, 1987).

4.2 Form of Indenture between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 99(d)(1) to the Company’s Schedule TO filed on August 28, 2002).

4.3 Indenture, dated as of February 12, 2003, between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-14681) for the quarter ended March 31, 2003).

4.4 First Supplemental Indenture, dated as of March 5, 2003, between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-14681)for the quarter ended March 31, 2003).

4.5 Indenture, dated as of February 2, 2004, between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-14681) for the year ended December 31, 2003).

4.6 Indenture, dated as of February 19, 2004, between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 001-14681) for the year ended December 31, 2003).

4.7 Indenture, dated November 24, 2004 between Penn Treaty American Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on December 1, 2004).

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

10.5 Investment Counseling Agreement dated May 3, 1995 between Penn Treaty American Corporation and James M. Davidson & Company (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-92690) filed on May 24, 1995).

10.6 Summary of Executive Compensation Arrangements (filed herewith).

10.7 Form of Change of Control Agreements with Cameron Waite and James Heyer (incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q (File No. 001-14681) for the quarter ended June 30, 1998).

10.8 Change of Control Employment Agreement with William W. Hunt, Jr. (incorporated by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q (File No. 001-14681) for the quarter ended June 30, 2001).

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

10.20 Letter Agreement dated October 27, 2004 between Penn Treaty Network America Insurance Company and The LTC Exchange, Ltd. (incorporated by reference to Exhibit 10.0 to the Company’s Quarterly Report on Form 10-Q ( File No. 001-14681) for the quarter ended September 30, 2004).

10.21 Master Lease Agreement made on March 11, 2005, between Applied Financial of Pennsylvania, L.P. and Penn Treaty Network America Insurance Company (filed herewith).

21 List of subsidiaries (incorporated by to Item 1 (a)-- "Corporate Background," on page 4).

23.1 Consent of PricewaterhouseCoopers LLP.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN TREATY AMERICAN CORPORATION

April 29, 2005	By /s/ Gary Hindes
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ William W. Hunt William W. Hunt /s/ Mark D. Cloutier Mark Cloutier /s/ Brian L. Duncan Brian L. Duncan	Director, President
 and Chief Executive Officer
(principal executive officer)

 Senior Vice President and Chief
 Financial Officer
 (principal financial officer)

 Vice President and Controller
	(principal accounting officer)	April 29, 2005 April 29, 2005 April 29, 2005

/s/ Gary Hindes
Gary Hindes

/s/ Irving Levit
Irving Levit

/s/ Alexander M. Clark
Alexander M. Clark

/s/Patrick E. Falconio
Patrick E. Falconio

/s/ Francis R. Grebe
Francis R. Grebe

/s/ Matthew Kaplan
Matthew Kaplan

/s/ Peter M. Ross
Peter M. Ross

/s/ Domenic P. Stangherlin
Domenic P. Stangherlin	Chairman Director Director Director Director Director Director Director	April 29, 2005 April 29, 2005 April 29, 2005 April 29, 2005 April 29, 2005 April 29, 2005 April 29, 2005 April 29, 2005