Form 10-Q/A
period 2004-03-31
PENN TREATY AMERICAN CORP
filed 2005-06-15
CIK 814181

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends Penn Treaty American Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, as filed on May 17, 2004, to restate its previously issued financial statements as described herein. This Form 10-Q/A further amends Penn Treaty American Corporation’s previously filed Form 10-Q to include in Part I, Item 4, “Controls and Procedures,” the revised conclusion of the principal executive officer and principal financial officer regarding the effectiveness of Penn Treaty American Corporation’s disclosure controls and procedures as of March 31, 2004. No other disclosures have been updated or modified and no other changes have been made in this Form 10-Q/A, except to comply with changes in the SEC’s requirements for Quarterly Reports on Form 10-Q.

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

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (amounts in thousands, except per share data)
	March 31, 2004 Restated (1)	December 31, 2003 Restated (1)
ASSETS	(unaudited)
Investments:
Bonds, available for sale at market (cost of $45,341 and $42,933, respectively) (2)	$46,779	$43,853
Policy loans	300	288

Total investments	47,079	44,141
Cash and cash equivalents (2)	21,779	12,808
Property and equipment, at cost, less accumulated depreciation of
$10,014 and $9,635, respectively	16,782	16,149
Unamortized deferred policy acquisition costs	156,802	160,758
Receivables from agents, less allowance for
uncollectible amounts of $445 and $404, respectively	1,241	1,407
Accrued investment income	599	604
Goodwill	20,360	20,360
Receivable from reinsurers	24,054	23,934
Corporate owned life insurance	53,417	53,220
Experience account due from reinsurer	848,487	784,778
Other assets	20,217	27,335

Total assets	$1,210,817	$1,145,494

LIABILITIES
Policy reserves:
Accident and health	$532,796	$518,600
Life	12,777	12,871
Claim reserves	336,493	340,981
Accounts payable and other liabilities	22,834	21,747
Long-term debt, less discount of $1,729 and $1,625, respectively	87,183	88,467
Preferred interest on early conversion	4,324	3,018
Deferred income taxes	27,711	15,731

Total liabilities	1,024,118	1,001,415

Commitments and contingencies	--	--
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding	--	--
Common stock, par value $.10; 150,000 shares authorized;
36,453 and 25,645 shares issued, respectively	3,645	2,565
Additional paid-in capital	123,829	105,926
Accumulated other comprehensive income	935	598
Retained earnings	64,995	41,695

	193,404	150,784
Less 915 common shares held in treasury, at cost	(6,705)	(6,705)

Total shareholders' equity	186,699	144,079

Total liabilities and shareholders' equity	$1,210,817	$1,145,494

(1) See Note 1 to consolidated financial statements
(2) Cash and investments of $29,011 and $27,045, respectively, are restricted as to use (see Note 6).

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income (amounts in thousands, except per share data)
	Three Months Ended March 31,
	2004 Restated (1)	2003 Restated (1)
Revenues:	(unaudited)	(unaudited)
Premium revenue	$82,288	$83,578
Net investment income	10,987	10,347
Net realized capital gain	221	79
Market gain on notional experience account	35,648	4,302
Change in preferred interest on early conversion liability	(818)	(61)
Other income	1,621	2,263

	129,947	100,508

Benefits and expenses:
Benefits to policyholders	59,386	64,283
Commissions	10,421	10,704
Net policy acquisition costs amortized	3,955	2,698
General and administrative expense	13,477	12,740
Expense and risk charges on reinsurance	2,807	2,768
Excise tax expense	783	789
Interest expense	3,817	1,656

	94,646	95,638

Income before federal income taxes	35,301	4,870
Federal income tax provision	(12,001)	(1,658)

Net income	23,300	3,212

Other comprehensive income:
Unrealized holding gain arising during period	739	93
Income tax provision from unrealized holdings	(259)	(32)
Reclassification of gains included in net income	(221)	(79)
Income tax provision from reclassification adjustment	77	28

Comprehensive income	$23,636	$3,222

Basic earnings per share from net income	$0.79	$0.17
Diluted earnings per share from net income	$0.32	$0.08

Weighted average number of shares outstanding	29,540	19,439
Weighted average number of shares and share equivalents	82,572	55,931

(1) See Note 1 to consolidated financial statements

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) (amounts in thousands)
	Three Months Ended March 31,
	2004 Restated (1)	2003 Restated (1)
Cash flow from operating activities:
Net income	$23,300	$3,212
Adjustments to reconcile net income to cash
provided by operations:
Amortization of intangible assets	1,173	835
Amortization of gain on assumption of reinsurance	145	79
Amortization of discount on long-term debt	384	33
Amortization on bonds	122	90
Change in preferred interest on early conversion liability	818	61
Depreciation expense	379	440
Net realized capital gains	(221)	(79)
Notional experience account due from reinsurer	(42,432)	(10,731)
Investment credit on corporate owned life insurance	(241)	(614)
Equity issued for interest expense from long-term debt conversions	1,805	--
Increase (decrease) due to change in:
Receivables from agents	125	15
Receivable from reinsurers	108	1,339
Policy acquisition costs, net	3,955	2,698
Deferred income taxes	11,798	1,658
Claim reserves	(4,488)	8,652
Policy reserves	13,876	6,246
Accounts payable and other liabilities	1,087	2,644
Accrued investment income	5	(368)
Other, net	(539)	(1,633)

Cash provided by operations	11,159	14,577

Cash flow from investing activities:
Proceeds from sales of bonds	15,006	3,394
Proceeds from maturities of bonds	660	566
Purchase of bonds	(17,976)	(29,094)
Change in policy loans	(12)	(29)
Death benefits received from corporate owned life insurance	6,423	--
Deposits to notional experience account due from reinsurer	(21,277)	(14,324)
Acquisition of property and equipment	(1,012)	(1,123)

Cash used in investing	(18,188)	(40,610)

Cash flow from financing activities:
Issuance of long-term debt	16,000	32,397

Cash provided by financing	16,000	32,397

Increase in cash and cash equivalents	8,971	6,364
Cash balances:
Beginning of period	12,808	29,206

End of period	$21,779	$35,570

(1) See Note 1 to consolidated financial statements

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

1.   Restatement:

        In March 2005, in conjunction with the preparation of the financial statements for the year ended December 31, 2004, management discovered that certain policy riders were not properly reserved for in prior years. The policy riders are options chosen by the policyholders and the previously unreserved policy riders include inflation, restoration of benefit and return of premium benefit. A significant majority of these policy riders were inflation riders. The premiums associated with the policies were properly billed and any claims incurred on these policies were properly paid. However, the policy riders were not properly identified in the data utilized to calculate policy reserves. As a result the Company has restated its previously issued financial statements for the years ended December 31, 2003 and 2002 to reflect the inclusion of the policy riders. In addition, the Company is restating its previously issued financial statements for the quarters ended March 31, June 30, and September 30, 2004.

        The total cumulative impact of the restatement that affected shareholders’ equity as of December 31, 2003 was a decrease in shareholders’ equity of $6,655, which includes a decrease in beginning shareholders’ equity as of January 1, 2003 of $6,838. The overall financial decrease in shareholders’ equity as a result of the restatement as of December 31, 2002 and 2003 and March 31, 2003 and 2004 was as follows:

December 31, 2002 (1)	$(6,838)
December 31, 2003 (2)	183
March 31, 2003 (2)	156
March 31, 2004 (2)	(148)

(1) The adjustment represents an opening retained earnings adjustment on January 1, 2003.

(2) The adjustment represents the retained earnings impact of the restatement to net income in the respective period.

        The consolidated financial statements reflect the effects of the restatement on (i) net policy acquisition costs amortized and unamortized deferred policy acquisition costs, (ii) benefits to policyholders expense and policy reserves, (iii) the Federal income tax benefit and deferred income taxes and (iv) basic and diluted earnings per share. A summary of the effects of the restatement on reported amounts as of March 31, 2004 and December 31, 2003 is presented below.

	Consolidated Balance Sheets
	March 31, 2004			December 31, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Unamortized deferred policy acquisition costs	$156,785	$17	$156,802	$160,740	$18	$160,758
Policy reserves (accident and health)	(522,314)	(10,482)	(532,796)	(508,344)	(10,256)	(518,600)
Deferred income tax liability	(31,373)	3,662	(27,711)	(19,314)	3,583	(15,731)
Total shareholders' equity	193,502	(6,803)	186,699	150,734	(6,655)	144,079

        A summary of the effects of the restatement on reported amounts for the three months ended March 31, 2004 and March 31, 2003 is presented below.

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
	March 31, 2004			March 31, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Benefits to policyholders	$(59,159)	$(227)	$(59,386)	$(64,167)	$(116)	$(64,283)
Net policy acquisition costs amortized	(3,955)	--	(3,955)	(3,054)	356	(2,698)
Federal income tax provision	(12,080)	79	(12,001)	(1,574)	(84)	(1,658)
Net income	23,448	(148)	23,300	3,056	156	3,212
Basic earnings per share from net income	$0.79	$--	$0.79	$0.16	$0.01	$0.17
Diluted earnings per share from net income	$0.32	$--	$0.32	$0.07	$0.01	$0.08

        The restatement did not have any impact on total cash flows from operations, investing or financing activities.

2.   Stock Based Employee Compensation:

        The following table reflects net income, basic and diluted earnings per share as reported and pro-forma as if the Company had adopted the fair value based method of accounting for its stock-based employee compensation awards:

	Three Months Ended March 31,
	2004 Restated (1)	2003 Restated (1)
Net income, as reported	$23,300	$3,212
Add: Stock-based employee compensation
income included in reported net income,
net of related tax effects	--	--
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(69)	(10)

Pro forma net income	$23,231	$3,202

Earnings per share:
Basic - as reported	$0.79	$0.17
Basic - pro forma	$0.79	$0.17
Diluted - as reported	$0.32	$0.08
Diluted - pro forma	$0.32	$0.08

(1) See Note 1 to consolidated financial statements

3.   Regulatory Developments:

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

4.   2001 Centre Agreement:

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

	Three Months Ended March 31,
	2004 Restated (1)	2003 Restated (1)
Net income	$23,300	$3,212
Weighted average common shares outstanding	29,540	19,439

Basic earnings per share from net income	$0.79	$0.17

Adjustments net of tax:
Change in preferred interest on early conversion liability	540	40
Interest expense on convertible debt	2,410	1,021
Amortization of debt offering costs	309	56

Diluted net income	$26,559	$4,329

Weighted average common shares outstanding	29,540	19,439
Common stock equivalents due to dilutive effect of stock
options/warrants	46	4
Shares converted from convertible debt	52,986	36,488

Total outstanding shares for diluted earnings per share
computation	82,572	55,931

Diluted earnings per share from net income	$0.32	$0.08

(1)	See Note 1 to consolidated financial statements

Shares of common stock that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive, were 45,085 and 30,765 at March 31, 2004 and March 31, 2003, respectively. These securities include shares issuable upon exercise of options and warrants.

8.   Long-Term Debt:

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

        Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(amounts in thousands, except per share data)

Restatement

        In March 2005, in conjunction with the preparation of the financial statements for the year ended December 31, 2004, we discovered that certain policy riders were not reserved for in prior years. The policy riders are options chosen by the policyholders and the previously unidentified policy riders include inflation, restoration of benefit and return of premium benefit. A significant majority of these policy riders were inflation riders. The premiums associated with the policies were properly billed and any claims incurred on these policies were properly paid. However, the policy riders were not identified in the data utilized to calculate policy reserves. As a result we have restated our previously issued financial statements for the years ended December 31, 2003 and 2002 to reflect the inclusion of the policy riders. In addition, we are restating our previously issued financial statements for the quarters ended March 31, June 30, and September 30, 2004.

        The total cumulative impact of the restatement that affected shareholders’ equity as of December 31, 2003 was a decrease in shareholders’ equity of $6,655, which includes a decrease in beginning shareholders’ equity as of January 1, 2003 of $6,838. The overall financial decrease in shareholders’ equity as a result of the restatement as of December 31, 2002 and 2003 and March 31, 2003 and 2004 was as follows:

December 31, 2002 (1)	$(6,838)
December 31, 2003 (2)	183
March 31, 2003 (2)	156
March 31, 2004 (2)	(148)

(1) The adjustment represents an opening retained earnings adjustment on January 1, 2003.

(2) The adjustment represents the retained earning impact of the restatement to net income in the respective period.

        The consolidated financial statements reflect the effects of the restatement on (i) net policy acquisition costs amortized and unamortized deferred policy acquisition costs, (ii) benefits to policyholders expense and policy reserves, (iii) the Federal income tax benefit and deferred income taxes and (iv) basic and diluted earnings per share. A summary of the effects of the restatement on reported amounts as of March 31, 2004 and December 31, 2003 is presented below.

	Consolidated Balance Sheets
	March 31, 2004			December 31, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Unamortized deferred policy acquisition costs	$156,785	$17	$156,802	$160,740	$18	$160,758
Policy reserves (accident and health)	(522,314)	(10,482)	(532,796)	(508,344)	(10,256)	(518,600)
Deferred income tax liability	(31,373)	3,662	(27,711)	(19,314)	3,583	(15,731)
Total shareholders' equity	193,502	(6,803)	186,699	150,734	(6,655)	144,079

        A summary of the effects of the restatement on reported amounts for the three months ended March 31, 2004 and March 31, 2003 is presented below.

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
	March 31, 2004			March 31, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Benefits to policyholders	$(59,159)	$(227)	$(59,386)	$(64,167)	$(116)	$(64,283)
Net policy acquisition costs amortized	(3,955)	--	(3,955)	(3,054)	356	(2,698)
Federal income tax provision	(12,080)	79	(12,001)	(1,574)	(84)	(1,658)
Net income	23,448	(148)	23,300	3,056	156	3,212
Basic earnings per share from net income	$0.79	$--	$0.79	$0.16	$0.01	$0.17
Diluted earnings per share from net income	$0.32	$--	$0.32	$0.07	$0.01	$0.08

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

        Benefits to policyholders. (Restated to reflect the impact of previously unreserved policy riders.) Total benefits to policyholders in the 2004 quarter decreased 7.6% to $59,386, compared to $64,283 in the 2003 quarter. Our loss ratio, or policyholder benefits to premium revenue, was 72.2% in the 2004 quarter, compared to 76.9% in the 2003 quarter. The decrease in the loss ratio was due to the implementation of premium rate increases, improved claims adjudication procedures and improved underwriting protocols previously implemented.

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

        Commissions.   Commissions to agents decreased 2.6% to $10,421 in the 2004 quarter, compared to $10,704 in the 2003 quarter.

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

        Net policy acquisition costs amortized. (Restated to reflect the impact of previously unreserved policy riders.) The net policy acquisition costs amortized in the 2004 quarter increased to $3,955, compared to $2,698 in the 2003 quarter.

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

        During the 2004 quarter, increases in variable expenses related to the increased level of new policy sales, along with severance payments for the elimination of certain positions and an increase in legal fees related to litigation were substantially offset by reduced expenses for accounting fees, actuarial fees and consulting expenses.

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

        Federal income tax provision. (Restated to reflect the impact of previously unreserved policy riders.) Our provision for Federal income taxes was $12,001 and $1,658, for the 2004 and 2003 quarters, respectively. The effective tax rate of 34.0% in the 2004 and 2003 quarters is below the normal Federal corporate income tax rate as a result of anticipated credits from our investments in corporate owned life insurance.

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

        The cash flow needs of the parent company primarily include interest payments on outstanding debt and operating expenses. Historically, the funding had been primarily derived from the issuance of debt securities, the operating cash flow of our agency subsidiary operations and dividends from the insurance subsidiaries. However, the dividend capabilities of the insurance subsidiaries are limited and we may need to rely upon our ability to raise additional capital and the dividend capabilities of our agency subsidiaries to meet current liquidity needs. We believe that our current cash on hand and the dividend capabilities of our agency subsidiaries will be sufficient to service our debt obligations through at least April 15, 2005 and potentially through October 15, 2005, depending on our parent company expenses and our insurance subsidiaries surplus needs. If we are unable to generate sufficient funds through operations or raise additional capital to meet our debt service obligations on or after October 15, 2005, or if our assumptions about our ability to service our debt prior to 2005 are not correct, we may default on our debt obligations. We will need to raise additional capital to satisfy any parent company liquidity needs, including debt service payments, beyond October 2005, particularly if the price of our common stock on or after October 15, 2005 is insufficient to cause mandatory conversion of our 2008 Notes.

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

Item 4. Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2004 because in March 2005, in conjunction with the preparation of the financial statements for the year ended December 31, 2004, the Company discovered that certain policy riders were not reserved for in prior years. This conclusion with respect to the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004 is different from the conclusion disclosed in the Company’s previously filed Quarterly Report on Form 10-Q. The premiums associated with the policies were properly billed and any claims incurred on these policies were properly paid. However, the policy riders were not properly identified in the data utilized to calculate policy reserves. Therefore, the Company has determined that it did not properly account for benefits expense and policy reserves. As a result, the Company restated its previously issued financial statements for the years ended December 31, 2003 and 2002 and is restating its previously issued financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 to reflect the inclusion of the policy riders. In determining whether this control deficiency constitutes a material weakness, the Company referred to PCAOB Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” noting that a material weakness is defined as a significant deficiency that, by itself, or in a combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has concluded that the omission of the policy riders from benefits expense and policy reserves is a material weakness. In light of the material weakness described above, the Company performed additional procedures to ensure that its consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

        There were no significant changes in the Company’s internal controls that occurred during the quarter ended March 31, 2004. However, during the first fiscal quarter of 2005, the Company implemented a control related to the control deficiency noted above. A system report is run that identifies all policies issued with an inflation rider. This report is cross-referenced to the data utilized to calculate policy reserves to ensure that the policy rider is properly identified.

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

1.	To ratify and approve issuance of $16,000,000 of 6-1/4% Convertible Subordinated Notes due 2008 (the “Notes”) and the related shares of Common Stock.

For	Against	Abstentions	Broker Non-Votes
14,573,956	722,753	245,890	0

2.	To transact other business that properly comes before the Special Meeting and any and all adjournments and postponements.

For	Against	Abstentions	Broker Non-Votes
12,663,220	2,560,449	318,930	0

Item 6.   Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer.

32.1	Section 1350 Certification of President and Chief Executive Officer.

32.2	Section 1350 Certification of Senior Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN TREATY AMERICAN CORPORATION
Registrant

Date: June 15, 2005	/s/ William W. Hunt
William W. Hunt President and Chief Executive Officer

Date: June 15, 2005	/s/ Mark D. Cloutier
Mark D. Cloutier Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer.

32.1	Section 1350 Certification of President and Chief Executive Officer.

32.2	Section 1350 Certification of Senior Vice President and Chief Financial Officer.