Form 10-Q
period 2005-03-31
PENN TREATY AMERICAN CORP
filed 2005-06-27
CIK 814181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

The number of shares outstanding of the Registrant’s common stock, par value $.10 per share, as of June 13, 2005 was 49,634,555.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Penn Treaty American Corporation is one of the leading providers of long-term nursing home and home health care insurance. Our unaudited Consolidated Balance Sheets, Statements of Income and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 13 of this report. Our financial statements represent the consolidation of our operations and those of our subsidiaries: Penn Treaty Network America Insurance Company, American Network Insurance Company, American Independent Network Insurance Company of New York, United Insurance Group Agency, Inc., Network Insurance Senior Health Division and Senior Financial Consultants Company, which are underwriters and marketers of long-term care insurance, Medicare supplement insurance and other senior-market products.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (amounts in thousands, except per share data)
	March 31, 2005	December 31, 2004
ASSETS	(unaudited)
Investments:
Bonds, available for sale at market (cost of $59,443 and $58,945 respectively) (1)	$58,758	$59,171
Policy loans	336	338

Total investments	59,094	59,509
Cash and cash equivalents (1)	15,855	15,296
Property and equipment, at cost, less accumulated depreciation of
$11,139 and $10,727, respectively (see Note 8)	17,735	16,925
Unamortized deferred policy acquisition costs	147,258	149,180
Receivables from agents, less allowance for
uncollectible amounts of $444 and $474, respectively	932	1,007
Accrued investment income	778	888
Goodwill	6,985	6,985
Receivable from reinsurers	23,850	23,418
Corporate owned life insurance	51,289	51,228
Notional experience account due from reinsurer	914,581	901,368
Other assets	19,339	18,873

Total assets	$1,257,696	$1,244,677

LIABILITIES
Policy reserves:
Accident and health	$580,609	$568,928
Life	12,932	12,947
Claim reserves	320,295	324,138
Federal income tax payable	545	545
Accounts payable and other liabilities	28,993	24,590
Long-term debt, less discount of $1,256 and $1,426, respectively	78,988	85,167
Preferred interest on early conversion	762	1,403
Deferred income taxes	29,690	29,589

Total liabilities	1,052,814	1,047,307

Commitments and contingencies (see note 4)	--	--
SHAREHOLDERS' EQUITY

Common stock, par value $.10; 150,000 shares authorized;
47,851 and 44,091 shares issued, respectively	4,785	4,409
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding	--	--
Additional paid-in capital	143,566	137,288
Accumulated other comprehensive (loss) income	(444)	147
Retained earnings	63,680	62,231
Less 915 common shares held in treasury, at cost	(6,705)	(6,705)

Total shareholders' equity	204,882	197,370

Total liabilities and shareholders' equity	$1,257,696	$1,244,677

(1) Cash and investments of $32,971 and $31,497 respectively, are restricted as to use (see Note 6).
See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income (amounts in thousands, except per share data)
	Three Months Ended March 31,
	2005		2004
Revenues:	(unaudite	d)	(unaudite	d)
Premium revenue	$79,812		$82,288
Net investment income	12,335		10,987
Net realized capital (loss) gain	(1)		221
Market (loss) gain on notional experience account	(588)		35,648
Change in preferred interest on early conversion liability	640		(818)
Other income	1,396		1,621

	93,594		129,947

Benefits and expenses:
Benefits to policyholders	60,103		59,386
Commissions	9,760		10,421
Net policy acquisition costs amortized	1,922		3,955
General and administrative expense	13,115		13,477
Litigation accrual expense	900		--
Expense and risk charges on reinsurance	2,834		2,807
Excise tax expense	729		783
Interest expense	1,965		3,817

	91,328		94,646

Income before federal income taxes	2,266		35,301
Federal income tax provision	(817)		(12,001)

Net income	1,449		23,300

Other comprehensive (loss) income:
Unrealized holding (loss) gain arising during period	(912)		739
Income tax benefit (provision) from unrealized holdings	319		(259)
Reclassification of losses (gains) included in net income	1		(221)
Income tax (provision) benefit from reclassification adjustment	--		77

Comprehensive income	$857		$23,636

Basic earnings per share from net income	$0.03		$0.79
Diluted earnings per share from net income	$0.03		$0.32

Weighted average number of shares outstanding	45,104		29,540
Weighted average number of shares and share equivalents	92,884		82,572

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) (amounts in thousands)
	Three Months Ended March 31,
	2005	2004
Cash flow from operating activities:
Net income	$1,449	$23,300
Adjustments to reconcile net income to cash
provided by operations:
Depreciation and amortization	1,651	2,203
Change in preferred interest on early conversion liability	(640)	818
Net realized capital gains	1	(221)
Notional experience account due from reinsurer	(10,061)	(42,432)
Investment credit on corporate owned life insurance	(107)	(241)
Equity issued for interest expense from long-term debt conversions	290	1,805
Increase (decrease) due to change in:
Receivables from agents	105	125
Receivable from reinsurers	(220)	108
Policy acquisition costs, net	1,922	3,955
Deferred income taxes	420	11,798
Claim reserves	(3,843)	(4,488)
Policy reserves	11,454	13,876
Accounts payable and other liabilities	1,403	1,087
Accrued investment income	110	5
Other, net	(1,381)	(539)

Cash provided by operations	2,553	11,159

Cash flow from investing activities:
Proceeds from sales of bonds	5,218	15,006
Proceeds from maturities of bonds	705	660
Purchase of bonds	(6,544)	(17,976)
Change in policy loans	2	(12)
Death benefits received from corporate owned life insurance	--	6,423
Deposits to notional experience account due from reinsurer	(3,152)	(21,277)
Proceeds from sale of property and equipment	3,000	--
Acquisition of property and equipment	(1,223)	(1,012)

Cash used in investing	(1,994)	(18,188)

Cash flow from financing activities:
Issuance of long-term debt	--	16,000

Cash provided by financing	--	16,000

Decrease in cash and cash equivalents	559	8,971
Cash balances:
Beginning of period	15,296	12,808

End of period	$15,855	$21,779

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(unaudited)
(amounts in thousands, except per share data)

The Consolidated Financial Statements should be read in conjunction with these notes and with the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 of Penn Treaty American Corporation (the “Company”).

        The summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations, comprehensive income and cash flows for the interim periods.

1.   Stock Based Employee Compensation:

        The following table reflects net income and basic and diluted earnings per share as reported and pro-forma as if the Company had adopted the fair value based method of accounting for its stock-based employee compensation awards:

	Three Months Ended March 31,
	2005	2004
Net income as reported	$1,449	$23,300
Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(81)	(77)

Pro forma net income	$1,368	$23,223

Earnings per share:
Basic - as reported	$0.03	$0.79
Basic - pro forma	$0.03	$0.78
Diluted - as reported	$0.03	$0.32
Diluted - pro forma	$0.02	$0.32

2.   Regulatory Developments:

         Pennsylvania Corrective Action Plan

        The Company’s primary insurance subsidiary, Penn Treaty Network America Insurance Company (“PTNA”), which represented approximately 90% of the Company’s direct premium revenue during the three months ended March 31, 2005, is subject to a Corrective Action Plan dated February 12, 2002 (the “Plan”), as approved by the Pennsylvania Insurance Department (the “Department”). American Network Insurance Company (“ANIC”), which is wholly owned by PTNA, is also subject to the provisions of the Plan.

         The Plan principally:

a)	required the Company to enter into a reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2001 Centre Agreement”) for substantially all of its existing long-term care business at December 31, 2001;

b)	limits new investments to those rated by the National Association of Insurance Commissioners (“NAIC”) as 1 or 2;
c)	limits and requires Department approval for affiliated transactions; and
d)	required a $125,000 increase in statutory reserves over a three-year period, which was completed as of December 31, 2004.

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

         New Policy Sales

        The Company is licensed and receives renewal premiums from policyholders in all states, but is currently restricted from issuing new policies in 8 states. The Company is approved for sales in Florida, California and Pennsylvania (subject to corrective orders in all three states) which accounted for approximately 17%, 14% and 11%, respectively, of the Company’s direct premium revenue for the three months ended March 31, 2005. No other state’s sales accounted for more than 10% of the Company’s direct premium revenue for the three months ended March 31, 2005.

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

        The notional experience account activity for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
	2005	2004
Beginning balance	$901,368	$784,778
Premiums, net of claims and
ceding allowance	4,987	20,372
Investment credit:
Investment income	11,778	10,911
Market (loss) gain	(588)	35,648
Expense and risk charges	(2,834)	(2,807)
Broker/custodian/trustee fees	(130)	(415)

Ending balance	$914,581	$848,487

         The reinsurance agreement contains commutation provisions and allows the Company to recapture the reserve liabilities and the current notional experience account balance as of December 31, 2007, or on December 31 of any year thereafter. The Company intends, but is not required, to commute the agreement on December 31, 2007. In the event the Company does not commute the agreement on December 31, 2007, the expense and risk charges applied to the notional experience account will increase significantly. Additionally, the agreement contains certain covenants and conditions that, if breached, may result in the immediate commutation of the agreement and the payment of $2,500 per quarter from the period of the breach through December 31, 2007.

        The Company’s current modeling and actuarial projections suggest that it is probable that it will be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, PTNA’s and ANIC’s statutory surplus following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, the Company will receive cash or other liquid assets equaling the value of the notional experience account from the reinsurer. The Company would also record the necessary reserves for the business in PTNA’s and ANIC’s statutory financial statements. Accordingly, the Company’s ability to commute the agreement is highly dependent upon the value of the notional experience account exceeding the level of required statutory reserves to be established. As of March 31, 2005, the statutory basis reserve liabilities of $1,037,124 exceeded the combination of the notional experience account value and funds held due to the reinsurer of $952,529. Based upon the Company’s current modeling and actuarial projections, management expects the value of the notional experience account to exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now through 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the value of the current notional experience account by approximately $112,000 and jeopardize the Company’s ability to commute as planned.

        In the event the Company determines that commutation of the reinsurance agreement is unlikely on December 31, 2007, but likely at some future date, it will include additional annual reinsurer expense and risk charges in its unamortized deferred acquisition cost (“DAC”) recoverability analysis. As a result, it could impair the value of its DAC asset and record the impairment in its financial statements at that time. However, the Company currently believes that PTNA and ANIC will have sufficient statutory capital and surplus to commute the agreement on December 31, 2007 or that other alternatives, such as new reinsurance opportunities or additional capital issuance will be available to enable it to commute the agreement on December 31, 2007.

        The Company has entered into a letter of intent with its reinsurer to commute its reinsurance agreement and recapture policies ceded under the existing reinsurance agreement, subject to, among other things, the execution of an agreement with a new reinsurer on or before July 28, 2005. In the event that definitive agreements to recapture and reinsure these policies with another reinsurer are entered into, the commutation of the existing agreement will be effective as of May 24, 2005 and the value of the notional experience account will be fixed as of May 23, 2005. In addition, the reinsurer would forfeit all warrants granted to it as part of the existing agreement. If definitive agreements to recapture and reinsure these policies with a new reinsurer are not entered into, the existing agreement will remain in effect. There can be no assurance that definitive agreements to recapture and reinsure these policies with another reinsurer will be entered into.

4.   Contingencies:

        The Company and its subsidiaries are parties to various lawsuits generally arising in the normal course of their business. While the outcome of any single lawsuit could have a material impact upon the Company's financial results for the period in which it occurs, the Company does not believe that the eventual outcome of the majority of these lawsuits is likely to have a material adverse effect on its overall financial condition or results of operations. However, the matters specifically described below are currently viewed by management as potentially material and, in the event of an unfavorable outcome, any one of these matters could have a material adverse effect on the Company's financial condition and results of operations.

        The Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division. Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. The Company removed this case to United States District Court, Middle District of Florida, Ocala Division for a second time in November 2003. Plaintiffs’ motion to remand the case to Florida State Court was granted in April 2004. Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the plaintiffs and the class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution and pray for relief in the form of compensatory damages and restitution, an order of reformation of the policies, and attorney fees and court costs. No amounts were specified for compensatory damages and restitution. The Company has filed motions to dismiss for failure to state a claim and lack of personal jurisdiction, and to strike certain allegations of the complaint as irrelevant and improper. While the Company denies liability to plaintiffs, the Company is continuing its negotiations towards settlement in this matter.

        The Company and PTNA are defendants in an action in the Orange County Superior Court in the state of California. Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public. Plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long term care insurance policies. Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies, and attorney fees and court costs. No amounts were specified for compensatory damages and restitution. After review of the Company’s motions related to the plaintiffs’ complaint, the court dismissed plaintiffs’ claim for breach of fiduciary duty, and the Company filed an answer to the other claims in the complaint. While the Company denies liability to plaintiffs, the Company is continuing its negotiations toward settlement in this matter.

        PTNA is a defendant in an action in the Los Angeles County Superior Court in the state of California. Plaintiffs filed this matter on May 28, 2004 on behalf of themselves and all other persons similarly situated and the general public. Plaintiffs allege wrongdoing in connection with the payment of long-term care insurance claims. Plaintiffs allege violations of the California Consumer Legal Remedies Act, the California Business and Professions Code, breach of the implied duty of good faith and fair dealing, financial elder abuse and pray for relief in the form of compensatory damages and restitution, punitive damages, any accounting, attorney fees and court costs. No amounts were specified for compensatory damages and restitution or punitive damages. PTNA removed this case to United States District Court for the Central District of California in March 2005. PTNA has filed a motion to dismiss all counts of the plaintiffs’ complaint, and a motion to strike allegations of the complaint, including plaintiffs’ class allegations. However, the Company believes that the complaint is without merit and intends to continue to defend the matter vigorously.

        PTNA is a party to a reinsurance agreement to cede the risk of certain home health care claims that extend beyond 36 months. The reinsurance recoverable related to this treaty was $11,631 and $11,236 at March 31, 2005 and December 31, 2004, respectively. The reinsurer has notified PTNA that it believes that PTNA is in breach of its current agreement as a result of entering into the 2001 Centre Agreement without the prior written approval of the reinsurer. PTNA has contested this assertion of breach based upon its verbal and written notification to the reinsurer prior to entering into the 2001 Centre Agreement.   In addition, PTNA believes that the 2001 Centre Agreement substantially improved PTNA’s financial strength and actually benefited the reinsurer. On May 9, 2005, PTNA notified the reinsurer that PTNA was initiating arbitration proceedings. The ultimate resolution of this dispute cannot be determined at this time.

5.   Investments:

        Management has categorized all of its investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value, with net unrealized gains and losses, net of the applicable deferred income tax effect, added to or deducted from the Company’s total shareholders’ equity on the balance sheet. As of March 31, 2005, shareholders’ equity was decreased by $444 due to unrealized losses of $685 in the investment portfolio. As of December 31, 2004, shareholders’ equity was increased by $147 due to unrealized gains of $226 in the investment portfolio. The amortized cost and estimated market value of the Company’s available for sale investment portfolio as of March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005		December 31, 2004
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Treasury securities
and obligations of U.S.
Government authorities
and agencies	$32,379	$31,983	$34,795	$34,856
Mortgage backed securities	3,977	3,934	1,874	1,879
Debt securities issued by
foreign governments	384	348	384	402
Corporate securities	22,703	22,493	21,892	22,034
Policy loans	336	336	338	338

Total investments	$59,779	$59,094	$59,283	$59,509

Net unrealized (loss) gain	$(685)		$226

        Pursuant to certain statutory licensing requirements, as of March 31, 2005 and December 31, 2004 the Company had on deposit bonds with an estimated market value aggregating $12,172 and $12,264 in insurance department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

        The Company maintains assets in a trust account under a reinsurance agreement with an unaffiliated insurer. The Company is required to hold assets equal to 102% of the reserves for the policies assumed under this agreement. At March 31, 2005 and December 31, 2004, the Company was required to hold $20,799 and $18,869, respectively, in the trust account.

6.   Reconciliation of Earnings Per Share:

        A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation follows. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options, warrants and convertible debt were exercised or converted. Anti-dilutive effects are not included.

	Three Months Ended March 31,
	2005	2004
Net income	$1,449	$23,300
Weighted average common shares outstanding	45,104	29,540

Basic earnings per share from net income	$0.03	$0.79

Adjustments net of tax:
Change in preferred interest on early conversion liability	(416)	540
Interest expense on convertible debt	1,210	2,410
Amortization of debt offering costs	155	309

Diluted net income	$2,398	$26,559

Weighted average common shares outstanding	45,104	29,540
Common stock issuable upon exercise of
options/warrants	192	46
Shares issuable upon conversion of convertible debt	47,588	52,986

Total outstanding shares for diluted earnings per share
computation	92,884	82,572

Diluted earnings per share from net income	$0.03	$0.32

Shares of common stock that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive, were 17,006 and 15,877 at March 31, 2005 and March 31, 2004, respectively. These shares include shares issuable upon exercise of options and warrants.

7.   Long-Term Debt:

        Principal repayment of the Company’s long-term debt outstanding at March 31, 2005 is as follows:

Debt
2005	$--
2006	--
2007	--
2008	80,244
2009	--

Total	$80,244

        During the three months ended March 31, 2005, $6,349 of the Company’s 6 1/4% Convertible Subordinated Notes due 2008 (the “2008 Notes”) were converted into 3,628 shares of the Company’s common stock and 126 shares were issued as payment for preferred interest on early conversion. In connection with these conversions, the Company recognized additional interest expense of $254 for the three months ended March 31, 2005.

        During the three months ended March 31, 2004, $17,180 of the Company’s 2008 Notes were converted into 9,817 shares of the Company’s common stock and 992 shares were issued as payment for preferred interest on early conversion. In connection with these conversions, the Company recognized additional interest expense of $1,805 for the three months ended March 31, 2004.

        Holders of the 2008 Notes are entitled to convert their notes into shares of common stock before October 15, 2005 and receive a discounted amount of interest that they would have otherwise received until that date. This feature is an embedded derivative as defined in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This embedded derivative is not clearly and closely related to the host contract, the 2008 Notes, because it could at least double the investor’s initial rate of return on the host contract and could also result in a rate of return that is at least twice what otherwise would be the market return for a contract that has the same terms as the host contract and that involves a debtor with a similar credit quality.

        The Company has bifurcated the embedded derivative from the host contract. At each balance sheet date, the embedded derivative is recorded at fair value, with any change in fair value recognized in current operations.

        As of March 31, 2005 and December 31, 2004, the fair value of the embedded derivative was $762 and $1,403, respectively. In determining the fair value of the embedded derivative, the Company makes certain assumptions, including with respect to the future volatility and liquidity of the Company’s common stock, as well as recent trends in the number of holders converting. The decrease in fair value during 2005 is due to the conversions that occurred during 2005 and the decrease in the time period until October 15, 2005, the date that interest is paid through.

8.   Sale Leaseback:

        During the first quarter of 2005, the Company entered into a sale leaseback agreement under which it sold property and equipment, consisting entirely of software, with a value of $3,000 to a third party and agreed to lease back the same equipment.  The term of the lease is two years and the lease will be accounted for as a capital lease. The Company recorded $8 in rent expense related to the lease in the first quarter.

        Minimum annual rentals for the term of the lease are as follows:

Year	Capital Lease
2005	$1,203
2006	1,604
2007	401

3,208
Less executory costs	(182)

Net minimum lease payments under capital lease	3,026
Less amount representing interest	(358)

Present value of the net minimum lease payments under capital lease	$2,668

        In the second quarter of 2005, the Company received an additional $1,000 under the sale leaseback agreement.

        Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(amounts in thousands, except per share data)

Overview

        Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care and Medicare supplement.

        Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported claims, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. Our reserves are certified annually by our consulting actuary as to standards required by the insurance departments for our domiciliary states and for the other states in which we conduct business. We believe we maintained adequate reserves as mandated by each state in which we are currently writing business at March 31, 2005 and the date of this filing.

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

        At December 31, 2000, Penn Treaty Network America Insurance Company (“PTNA”) had Total Adjusted Capital at the Regulatory Action level, which required it to file a Corrective Action Plan (the “Plan”) with the Pennsylvania Insurance Department (the “Department”). In addition, American Network Insurance Company (“ANIC”), which is wholly owned by PTNA, is also subject to the provisions of the Plan. On February 12, 2002, the Department approved the Plan. As a primary component of the Plan, effective December 31, 2001, PTNA and ANIC entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of their long-term care insurance policies then in-force (the “2001 Centre Agreement”). The agreement is subject to certain coverage limitations, including an aggregate limit of liability that is a function of certain factors and that may be reduced in the event that the premium rate increases that the reinsurance agreement may require are not obtained. We are required to perform annual comparisons of our actual to expected claims experience. If we have reason to believe, whether from this analysis or other available information, that at least a 5% premium rate increase is necessary, we are obligated to file and obtain such premium rate increases in order to comply with the requirements of the agreement. If we do not file and obtain such premium rate increases, our aggregate limit of liability would be reduced by 50% of the premium amount that would have otherwise been received. We were in compliance with the agreement as of March 31, 2005.

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

        Our current modeling and actuarial projections suggest that it is probable we will be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, our statutory capital following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, we would receive cash or other liquid assets equaling the market value of our notional experience account from the reinsurer. We would also record the necessary reserves for the business in our statutory financial statements. Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. As of March 31, 2005, the statutory basis reserve liabilities of $1,037,124 exceed the combination of the notional experience account value and funds held due to the reinsurer of $952,529. Based upon our current modeling and actuarial projections, management believes it is probable that the value of the notional experience account will exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A market interest rate increase of 100 basis points could reduce the market value of the current notional experience account by approximately $112,000 and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter; however, the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the experience account balance prior to commutation. The reinsurer has agreed to fix the market value of the experience account and to invest the assets in a manner that we request in order to minimize short term volatility when we inform the reinsurer of our intention to commute the agreement.

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

        We have entered into a letter of intent with our reinsurer to commute our reinsurance agreement and recapture policies ceded under the existing reinsurance agreement, subject to, among other things, the execution of an agreement with a new reinsurer on or before July 28, 2005. In the event definitive agreements to recapture and reinsure these policies with another reinsurer are entered into, the commutation of the existing agreement will be effective as of May 24, 2005 and the value of the notional experience account will be fixed as of May 23, 2005. In addition, the reinsurer would forfeit all warrants granted to it as part of the existing agreement. If definitive agreements to recapture and reinsure these policies with a new reinsurer are not entered into, the existing agreement will remain in effect. There can be no assurance that definitive agreements to recapture and reinsure these policies with another reinsurer will be entered into.

        In addition to the requirement to enter into the 2001 Centre Agreement, the Plan principally:

a)	limits new investments to those rated by the NAIC as 1 or 2;
b)	limits and requires Department approval for affiliated transactions; and
c)	requires a $125,000 increase in statutory reserves over a three-year period, which was completed as of December 31, 2004.

        Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 19 additional states. These 42 states represented approximately 94% of our direct premium revenue in the three months ended March 31, 2005. We are working with the remaining states to recommence new policy sales in all jurisdictions.

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

        Deferred policy acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred policy acquisition costs (“DAC”) is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies. In addition, the assumptions underlying DAC and our policy benefit reserves are periodically reviewed and updated to reflect current assumptions, including planned premium rate increases. In the event planned premium rate increases are not achieved, we could recognize an impairment of our DAC in the future. Whenever we determine that our DAC is not fully recoverable, we impair the carrying value of our DAC through an expense to our Consolidated Statements of Income and Comprehensive Income. DAC is fully recoverable at March 31, 2005.

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

Results of Operations

Three Months Ended March 31, 2005 and 2004

        On June 2, 2005, we announced our resutls of operations for the three month period ended March 31, 2005, in a press release and on our investors’ conference call. Subsequent to that announcement and prior to the filing of this Form 10-Q, we have reevaluated our most likely outcome for the settlement of a pending legal action against us (see– Litigation Accrual Expense and Part II, Item 1. Legal Proceedings). As a result, net income reported in this Form 10-Q of $1,449 is $767 lower than the net income previously reported in our press release and on our investors’ conference call.

        Premiums.   Total premium revenue earned in the three month period ended March 31, 2005, including long-term care, disability, life and Medicare supplement, decreased 3.0% to $79,812, compared to $82,288 in the same period in 2004.

        Total first year premium revenue in the 2005 quarter increased 7.1% to $2,893, compared to $2,702 in the 2004 quarter. First year long-term care premium revenue in the 2005 quarter increased 10.7% to $2,718, compared to $2,455 in the 2004 quarter. We believe that the increase in first year premiums is due to (1) the recommencement of sales in additional states during 2004, (2) the engagement of additional independent agents that had not previously sold our policies, and (3) the introduction of our new products, which have higher annual premiums than our previously sold products. We anticipate that first year premium revenue will continue to increase as independent agents that sold our policies prior to the cessation of sales are reengaged and independent agents that had not previously sold our policies are recruited. We also anticipate that we will recommence sales in additional states in which we are currently not writing new business.

        Total renewal premium revenue in the 2005 quarter decreased 3.4% to $76,919 compared to $79,587 in the 2004 quarter. Renewal long-term care premium revenue in the 2005 quarter decreased 4.0% to $73,395, compared to $76,441 in the 2004 quarter. The decrease in renewal premium revenue is due to the lapsation of existing policies and a reduced level of new premium revenue compared to periods prior to the cessation of sales in 200l. We anticipate that we will continue to experience reduced levels of renewal premium revenue until the level of new premium revenue is sufficient to offset the lapsation of existing policies. Our persistency was 89.5% and 88.0% in the 2005 and 2004 quarters, respectively.

        Net investment income. Net investment income earned in the 2005 quarter increased 12.3% to $12,335 compared to $10,987 in the 2004 quarter.

        Our average yield on invested assets at cost, including the notional experience account and cash equivalents, was 5.02% in both the 2005 and 2004 quarters. The investment income component of our notional experience account investment credit generated $11,778 and $10,911 in the 2005 and 2004 quarters, respectively. The average yield on our notional experience account was 5.22% and 5.13% in the 2005 and 2004 quarters, respectively. Although the average yield on the notional experience account increased, our average yield on invested assets remained the same due to a higher concentration of short-term investments that were held in cash and cash equivalents.

        Market gain (loss) on notional experience account. We recorded a market loss on our notional experience account balance of $588 in the 2005 quarter compared to a market gain of $35,648 in the 2004 quarter.

        During the 2005 quarter the interest rates on the notional experience account had a small increase leading to a market loss. The yield on the notional experience account was 5.30% at December 31, 2004 compared to 5.37% at March 31, 2005. During the 2004 quarter, the interest rates on the notional experience account decreased, leading to a market gain. The yield on the notional experience account was 5.60% at December 31, 2003 compared to 5.26% at March 31, 2004.

        Change in preferred interest on early conversion. The fair value of the embedded derivative was $762 and $4,324 as of March 31, 2005 and 2004, respectively. We recorded $640 and $(818) in the 2005 and 2004 quarters, respectively, to reflect the change in value of the preferred interest on early conversion. We believe that the value of the embedded derivative is significantly affected by the ability of the investor to liquidate their shares in the market. We further believe that the number of shares of our common stock outstanding and the average daily trading volume of our common stock provide an indication of the ability for the market to bear additional sales of stock without a material reduction of the current market value of those shares. The value decreased in the 2005 quarter as a result of $6,349 of conversions and the decrease in the value of the interest we would pay upon the conversion due to the shortening of the time period between the date of conversion and October 15, 2005. The value increased during the 2004 quarter due to the issuance of additional convertible debt in February 2004 and an increase in the liquidity and average daily trading volume of our common stock. These increases were partially offset by conversions of $17,180. Assuming that all holders converted on March 31, 2005, without giving any consideration to the relationship of the current share price to the conversion price or to the impact of this level of conversions on the stock price, the value of the embedded derivative would be $2,901. If actual experience deviates from current assumptions, our financial results may be significantly impacted in future periods.

        Other income. We recorded $1,396 in other income in the 2005 quarter compared to $1,621 in the 2004 quarter. The decrease is primarily attributable to a decrease of approximately $133 in the income generated from our ownership of corporate owned life insurance policies, which was caused by a decrease in our crediting rate.

        Benefits to policyholders. Total benefits to policyholders in the 2005 quarter increased 1.2% to $60,103, compared to $59,386 in the 2004 quarter. Our loss ratio, or policyholder benefits to premium revenue, was 75.3% in the 2005 quarter, compared to 72.2% in the 2004 quarter.

        Historically, more new claims are reported during the first quarter than in later quarters. This seasonality generates higher incurred claim ratios in the first quarter than in subsequent quarters. Management employs these seasonal assumptions throughout the year in the establishment of its claim reserves so that it can more consistently monitor loss ratio variances from its expectations based upon other significant factors such as claims duration and incidence. Management estimates that seasonality would have otherwise resulted in approximately $2,546 and $3,800 in higher incurred claims in the 2005 and 2004 quarters, respectively, and as a result established lower claim reserves during both quarters to reflect this seasonal variation.

         Commissions.   Commissions to agents decreased 6.3% to $9,760 in the 2005 quarter, compared to $10,421 in the 2004 quarter.

        First year commissions on accident and health business in the 2005 quarter increased 11.0% to $1,704, compared to $1,535 in the 2004 quarter, due to the increase in first year accident and health premium revenue. The ratio of first year accident and health commissions to first year accident and health premium revenue was 58.9% in the 2005 quarter and 56.8% in the 2004 quarter. The first year commission ratio for both 2005 and 2004 quarters is lower than the first year commission ratio prior to the cessation of sales in 2001, due to the increased sale of our Secured Risk, Medicare Supplement and franchise group policies as a percentage of total new sales. All of these policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies. This ratio has been increasing as sales of our traditional long-term care policies continue to increase as a percentage of total sales.

        Renewal commissions on accident and health business in the 2005 quarter decreased 9.1% to $8,585, compared to $9,443 in the 2004 quarter. The ratio of renewal accident and health commissions to renewal accident and health premiums was 11.2% in the 2005 quarter and 12.0% in the 2004 quarter. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001. We do not pay commissions on the additional premium collected as a result of rate increases, which reduces the ratio of renewal commissions to renewal premium revenue. We anticipate that this ratio will continue to decline until these premium rate increases are fully implemented, which we anticipate will occur prior to the end of 2005.

        Net policy acquisition costs amortized. The net policy acquisition costs amortized in the 2005 quarter decreased to $1,922, compared to $3,955 in the 2004 quarter.

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

        The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs historically had been offset by the deferral of costs associated with new premium generation. However, lower new premium revenue throughout the 2005 and 2004 quarters, as compared to premium revenue prior to the cessation of sales in 2001, produced significantly less expense deferral to offset amortized costs.

        General and administrative expenses. General and administrative expenses in the 2005 quarter decreased 2.7% to $13,115, compared to $13,477 in the 2004 quarter. The ratio of total general and administrative expenses to premium revenues was 16.4% in the 2005 and 2004 quarters.

        The decrease in general and administrative expenses is primarily due to a decrease in salaries and benefits of approximately $400 in the 2005 quarter compared to the 2004 quarter, as a result of reductions in staffing levels over the past two years. In addition, the amortization of debt offering costs decreased from $468 in the 2004 quarter to $238 in the 2005 quarters.

         Litigation accrual expense. While there can be no assurance, we believe that we will reach a settlement with plaintiffs in a class action lawsuit that has been filed against us, for which we accrue an expense amount that we believe represents our most probable outcome. During the 2005 quarter, we increased this accrued amount by $900 based upon our most recent best estimate.

        Expense and risk charges on reinsurance and excise tax expense. Our 2001 Centre Agreement provides the reinsurer with annual expense and risk charges, which are credited against our notional experience account in the event of future commutation of the agreement. The annual charge consists of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2005 and 2004 quarters, we incurred charges of $2,834 and $2,807, respectively, for this item. In addition, we are subject to an excise tax for premium payments made to a foreign reinsurer equal to one percent of the net premium revenue ceded to the foreign reinsurer. We recorded $729 and $783 for excise tax expenses in the 2005 and 2004 quarters, respectively.

        Interest expense. Interest expense in the 2005 quarter decreased 48.5% to $1,965, compared to $3,817 in the 2004 quarter. The interest expense in both the 2005 and 2004 quarters is primarily related to our convertible subordinated notes, which pay interest at an annual percentage rate of 6.25%. We incur additional interest expense related to the conversion of our convertible subordinated notes.  Holders of our convertible subordinated notes are entitled to convert their notes into shares of our common stock before October 15, 2005 and receive a discounted amount of interest that they would have otherwise received through October 15, 2005 had they not converted the notes. We incurred $254 of additional interest expense from the conversion of $6,349 in convertible subordinated notes during the 2005 quarter, compared to $1,805 of additional interest expense from the conversion of $17,180 in convertible subordinated notes during the 2004 quarter.

        Federal income tax provision. Our provision for Federal income taxes was $817 and $12,001, for the 2005 and 2004 quarters, respectively. The effective tax rate was 36.1% in the 2005 quarter and 34.0% in the 2004 quarter. The increase in the 2005 quarter is primarily attributable to non-deductible interest expense related to certain of our convertible debt that was issued when the conversion price was below the market price of our common stock.

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

        In the 2005 quarter, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash increased $559 in the 2005 quarter primarily due to the funds received on a sale/leaseback agreement of $3,000. This was supplemented by $2,553 from operations. The major source of cash from operations was premium revenue and investment income received. Our major uses of cash during the 2005 quarter were payments made to our reinsurer of $3,152 and the purchase of $6,544 in bonds.

        In the 2004 quarter, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash increased $8,971 in the 2004 quarter primarily due to $16,000 in additional funds generated from the issuance of convertible subordinated debt. This was supplemented by $11,159 from operations. The major source of cash from operations was premium revenue and investment income received. Our major uses of cash during the 2004 quarter were payments made to our primary reinsurer of $21,277 and the purchase of $17,976 in bonds.

Parent company operations

        We have engaged in financing activities, including issuance of both debt and equity securities, over the past two years to fund our liquidity and subsidiary capital needs. These activities have included:

1)	In the first quarter of 2004, we issued an additional $16,000 in 2008 Notes. We used the proceeds to supplement parent liquidity, for general working capital purposes and to further supplement our subsidiaries’ statutory surplus.

2)	In the fourth quarter of 2004, we issued an additional $10,000 in 2008 Notes. We used the proceeds to supplement parent liquidity, for general working capital purposes and to further supplement our subsidiaries’ statutory surplus.

In addition, during the first quarter of 2005, holders of $6,349 of our 2008 Notes elected to convert their 2008 Notes into 3,628 shares of our common stock, which includes 126 shares issued for interest paid for conversion prior to October 15, 2005 and during the first quarter of 2004, holders of $17,180 of our 2008 Notes elected to convert their 2008 Notes into 10,809 shares of our common stock, which includes 992 shares issued for interest paid for conversion prior to October 15, 2005.

        At March 31, 2005, our total principal repayment and lease obligations through 2009 were as follows:

	Debt	Lease Obligations	Total
2005	$--	$1,497	$1,497
2006	--	1,885	1,885
2007	--	661	661
2008	80,244	214	80,458
2009	--	170	170

Total	$80,244	$4,427	$84,671

        The cash flow needs of the parent company primarily include interest payments on outstanding debt and operating expenses. Historically, the funding had been primarily derived from the issuance of debt securities, the operating cash flow of our agency subsidiary operations and dividends from the insurance subsidiaries. However, the dividend capabilities of the insurance subsidiaries are limited and we may need to rely upon our ability to raise additional capital and the operating cash flow of our agency subsidiaries to meet current liquidity needs. We believe that our current cash on hand and the operating cash flow of our agency subsidiaries will be sufficient to service our debt obligations through at least April 15, 2006 and potentially through October 15, 2006, depending on our parent company expenses and our insurance subsidiaries surplus needs. If we are unable to generate sufficient funds through operations or raise additional capital to meet our debt service obligations on or after October 15, 2006, or if our assumptions about our ability to service our debt prior to 2006 are not correct, we may default on our debt obligations. We believe we will need to raise additional capital to satisfy any parent company liquidity needs, including debt service payments, beyond October 2006, particularly if the price of our common stock on or after October 15, 2005 is insufficient to cause mandatory conversion of our 2008 Notes.

        Our anticipated cash needs for 2005 are as follows:

Debt interest payments	$4,981
Litigation settlements	4,744
Parent expenses	900

Cash requirements	$10,625

        Our anticipated sources to meet our 2005 obligations are:

Cash and investments on hand	$10,800
Subsidiary sources	1,125

Cash sources	$11,925

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

        PTNA and ANIC have not paid any dividends to the parent company for the past three years and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. We do not anticipate that American Independent Network Insurance Company of New York will make a dividend payment to the parent company in 2005.

Forward Looking Statements

        Certain statements made by us in this report may be considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. An investment in our securities includes certain risks, which may be specific to us or to the long-term care insurance industry. Factors which could cause actual results to differ from expectations include, among others, our ability to comply with the Corrective Action Plan, the Florida Consent Order, the orders or directives of other states in which we do business or any special provisions imposed by states in connection with the resumption of writing new business, whether our Corrective Action Plan will be accepted and approved by all states, our ability to meet our future risk-based capital goals, the adverse financial impact of suspending new business sales, our ability to raise adequate capital to meet regulatory requirements and to support anticipated growth, our ability to service and refinance, convert or repay our convertible subordinated notes, the cost associated with recommencing new business sales, liquidity needs and debt obligations, the adequacy of our loss reserves and the recoverability of our DAC asset, our ability to sell insurance products in certain states, our ability to enter into a reinsurance agreement for policies sold after July 31, 2004, our ability to resume generating new business in all states, our ability to commute our reinsurance agreement and to recapture our reinsured policies and accumulated notional experience account balance or to enter into definitive agreements to commute our reinsurance agreement and recapture existing policies early and enter into a new reinsurance agreement on or before July 28, 2005, our ability to commute any new reinsurance agreement on or after December 31, 2007,our ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of our capital and surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, our ability to defend ourselves against adverse litigation, or to settle such matters, implementation of approved and pending premium rate increases, policyholder persistency and our ability to recapture, expand and retain our network of productive independent agents, especially in light of the suspension of new business.

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

        Our financial instruments are held for purposes other than trading. Our portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions. However, our notional experience account balance, which represents approximately 92% of our investable assets at March 31, 2005, is with one reinsurer. Although sufficient assets to support our statutory reserve liabilities and our notional experience account are secured by trust accounts and irrevocable letters of credit with major United States financial institutions, the accumulated profits of our reinsured business are susceptible to significant credit risk of the reinsurer.

        We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 87% of total liabilities). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

        The hypothetical effects of changes in market rates or prices on the fair values of our financial instruments as of March 31, 2005, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

        If interest rates had increased by 100 basis points at March 31, 2005, there would have been a decrease of approximately $117,000 in the net fair value of our investment portfolio less our long-term debt. A 200 basis point increase in market rates at March 31, 2005 would have resulted in a decrease of approximately $219,000 in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $134,000 and $288,000, respectively, in the net fair value of our total investments and debt.

        We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the minimal amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict the possible impact on our investment income of hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of March 31, 2005.

Item 4. Controls and Procedures

        Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        As further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, in March 2005, in conjunction with the preparation of the financial statements for the year ended December 31, 2004, the Company discovered that certain policy riders were not properly identified in data utilized to calculate policy reserves and determined that, as a result, it did not properly account for benefits expense and policy reserves. During the first fiscal quarter of 2005, the Company implemented a control related to this control deficiency. A system report is run that identifies all policies issued with an inflation rider. This report is cross-referenced to the data utilized to calculate policy reserves to ensure that the policy rider is properly identified.

        This Quarterly Report on Form 10-Q was not filed within the prescribed time period due to (i) the delay in the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 after discovery of the control deficiency described above, (ii) the resources required to prepare the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004, which amended the Company’s Quarterly Report on Form 10-Q for the same period, filed on May 17, 2004, to restate its previously issued financial statements to reflect the inclusion of the policy riders, and (iii) the resources required to prepare an Amendment to the Company’s Registration Statement for the resale of 6 ¼% Convertible Subordinated Notes due 2008 that the Company issued in private placements in 2004.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

        The Company and its subsidiaries are parties to various lawsuits generally arising in the normal course of their business. While the outcome of any single lawsuit could have a material impact upon the Company's financial results for the period in which it occurs, the Company does not believe that the eventual outcome of the majority of these lawsuits is likely to have a material adverse effect on its overall financial condition or results of operations. However, the matters specifically described below are currently viewed by management as potentially material and, in the event of an unfavorable outcome, any one of these matters could have a material adverse effect on the Company's financial condition and results of operations.

        The Company and its subsidiary, Penn Treaty Network America Insurance Company (“PTNA”), are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division (Forest, et al. v. Penn Treaty Network America Insurance Company). Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. We removed this case to United States District Court, Middle District of Florida, Ocala Division for a second time in November 2003. Plaintiffs’ motion to remand the case to Florida State Court was granted in April 2004. Plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the plaintiffs and the class. Plaintiffs allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution and pray for relief in the form of compensatory damages and restitution, an order of reformation of the policies, and attorney fees and court costs. No amounts were specified for compensatory damages and restitution. We have filed motions to dismiss for failure to state a claim and lack of personal jurisdiction and to strike certain allegations of the complaint as irrelevant and improper. While we deny liability to plaintiffs, we are continuing our negotiations toward settlement in this matter.

        The Company and PTNA are defendants in an action in the Orange County Superior Court in the state of California (Bartolini, et al. v. Penn Treaty Network America Insurance Company). Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public. Plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long term care insurance policies. Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies, and attorney fees and court costs. No amounts were specified for compensatory damages and restitution. After review of our motions related to the complaint, the court dismissed plaintiffs’ claim for breach of fiduciary duty, and we filed an answer to the plaintiffs’ other claims in the complaint. While we deny liability to plaintiffs, we are continuing our negotiations toward settlement in this matter.

        PTNA is a defendant in an action in the Los Angeles County Superior Court in the state of California (Westfall, et al. v. Penn Treaty Network America Insurance Company, et al.). Plaintiffs filed this matter on May 28, 2004 on behalf of themselves and all other persons similarly situated and the general public. Plaintiffs allege wrongdoing in connection with the payment of long-term care insurance claims. Plaintiffs allege violations of the California Consumer Legal Remedies Act, the California Business and Professions Code, breach of the implied duty of good faith and fair dealing, financial elder abuse and pray for relief in the form of compensatory damages and restitution, punitive damages, an accounting, attorney fees and court costs. No amounts were specified for compensatory damages and restitution or punitive damages. PTNA removed this case to United States District Court for the Central District of California in March 2005. PTNA has filed a motion to dismiss all counts of the plaintiffs’ complaint, and a motion to strike allegations of the complaint, including plaintiffs’ class allegations. However, we believe that the complaint is without merit and intend to continue to defend the matter vigorously.

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

   Item 6.    Exhibits

Exhibit Number     Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.

32.1	Section 1350 Certification of President and Chief Executive Officer.

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN TREATY AMERICAN CORPORATION
Registrant

Date: June 27, 2005	/s/ William W. Hunt
William W. Hunt President and Chief Executive Officer

Date: June 27, 2005	/s/Mark D. Cloutier
Mark D. Cloutier Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number     Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.

32.1	Section 1350 Certification of President and Chief Executive Officer.

32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer.