Form 10-Q/A
period 2004-06-30
PENN TREATY AMERICAN CORP
filed 2005-09-26
CIK 814181

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
23-1664166

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the Registrant’s common stock, par value $.10 per share, as of August 12, 2004 was 40,706,019.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends Penn Treaty American Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, as filed on August 16, 2004, to restate its previously issued financial statements as described herein. This Form 10-Q/A further amends Penn Treaty American Corporation’s previously filed Form 10-Q to include in Part I, Item 4, “Controls and Procedures,” the revised conclusion of the principal executive officer and principal financial officer regarding the effectiveness of Penn Treaty American Corporation’s disclosure controls and procedures as of June 30, 2004. No other disclosures have been updated or modified and no other changes have been made in this Form 10-Q/A, except to comply with changes in the SEC’s requirements for Quarterly Reports on Form 10-Q.

PART I            FINANCIAL INFORMATION

Item 1. Financial Statements

        Penn Treaty American Corporation is one of the leading providers of long-term nursing home and home health care insurance. Our unaudited Consolidated Balance Sheets, Statements of Income and Comprehensive Income and Statements of Cash Flows and Notes thereto required under this item are contained on pages 3 through 16 of this report. Our financial statements represent the consolidation of our operations and those of our subsidiaries: Penn Treaty Network America Insurance Company, American Network Insurance Company, American Independent Network Insurance Company of New York, Penn Treaty (Bermuda) Ltd. (dissolved in 2003), United Insurance Group Agency, Inc., Network Insurance Senior Health Division and Senior Financial Consultants Company, which are underwriters and marketers of long-term care insurance, Medicare supplement and other senior-market products.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (amounts in thousands, except per share data)
ASSETS	June 30, 2004 Restated (1)	December 31, 2003 Restated (1)
Investments:	(unaudited)
Bonds, available for sale at market (cost of $50,069 and $42,933, respectively) (2)	$49,878	$43,853
Policy loans	313	288

Total investments	50,191	44,141
Cash and cash equivalents (2)	11,287	12,808
Property and equipment, at cost, less accumulated depreciation of
$10,053 and $9,635, respectively	16,908	16,149
Unamortized deferred policy acquisition costs	152,355	160,758
Receivables from agents, less allowance for
uncollectible amounts of $480 and $404, respectively	1,063	1,407
Accrued investment income	752	604
Goodwill	20,360	20,360
Receivable from reinsurers	23,359	23,934
Corporate owned life insurance	53,579	53,220
Experience account due from reinsurer	801,893	784,778
Other assets	19,200	27,335

Total assets	$1,150,947	$1,145,494

LIABILITIES
Policy reserves:
Accident and health	$539,280	$518,600
Life	12,749	12,871
Claim reserves	337,109	340,981
Accounts payable and other liabilities	18,688	21,747
Long-term debt, less discount of $1,530 and $1,625, respectively	80,257	88,467
Preferred interest on early conversion	3,542	3,018
Deferred income taxes	5,836	15,731

Total liabilities	997,461	1,001,415

Commitments and contingencies	--	--
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding	--	--
Common stock, par value $.10; 150,000 shares authorized;
40,948 and 25,645 shares issued, respectively	4,095	2,565
Additional paid-in capital	131,388	105,926
Accumulated other comprehensive (loss) income	(124)	598
Retained earnings	24,832	41,695

	160,191	150,784
Less 915 common shares held in treasury, at cost	(6,705)	(6,705)

Total shareholders' equity	153,486	144,079

Total liabilities and shareholders' equity	$1,150,947	$1,145,494

(1) See Note 1 to consolidated financial statements. (2) Cash and investments of $30,013 and $28,490, respectively, are restricted as to use (see Note 7).

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income (amounts in thousands, except per share data)
	Three Months Ended June 30,				Six Months Ended June 30,
	2004 Restated (1)		2003 Restated (1)		2004 Restated (1)		2003 Restated (1)
Revenues:	(unaudite	d)	(unaudite	d)	(unaudite	d)	(unaudite	d)
Premium revenue	$79,197		$78,707		$161,485		$162,285
Net investment income	11,542		10,572		22,529		20,919
Net realized capital (loss) gain	(42)		170		179		249
Market (loss) gain on notional experience account	(63,697)		38,964		(28,049)		43,266
Change in preferred interest on early conversion liability	782		148		(36)		87
Other income	1,421		2,181		3,042		4,444

	29,203		130,742		159,150		231,250

Benefits and expenses:
Benefits to policyholders	56,768		61,487		116,154		125,770
Commissions	9,806		10,260		20,227		20,964
Net policy acquisition costs amortized	4,447		2,139		8,402		4,837
General and administrative expense	13,297		17,364		26,773		30,104
Expense and risk charges on reinsurance	2,807		2,769		5,615		5,537
Excise tax expense	746		386		1,529		1,175
Interest expense	2,171		1,926		5,988		3,582

	90,042		96,331		184,688		191,969

(Loss) income before federal income taxes	(60,839)		34,411		(25,538)		39,281
Federal income tax benefit (provision)	20,676		(11,693)		8,675		(13,351)

Net (loss) income	(40,163)		22,718		(16,863)		25,930

Other comprehensive (loss) income:
Unrealized holding (loss) gain arising during period	(1,672)		930		(932)		1,023
Income tax benefit (provision) from unrealized holdings	586		(326)		326		(357)
Reclassification of losses (gains) included in net income	42		(170)		(179)		(249)
Income tax (provision) benefit from reclassification adjustment	(15)		60		63		87

Comprehensive (loss) income	$(41,222)		$23,212		$(17,585)		$26,434

Basic earnings per share from net (loss) income	$(1.03)		$1.16		$(0.49)		$1.33
Diluted earnings per share from net (loss) income	$(1.03)		$0.31		$(0.49)		$0.43

Weighted average number of shares outstanding	38,879		19,520		34,209		19,480
Weighted average number of shares and share equivalents	38,879		75,952		34,209		65,999

(1)	See Note 1 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) (amounts in thousands)
	Six Months Ended June 30,
	2004 Restated (1)	2003 Restated (1)
Cash flow from operating activities:
Net income	$(16,863)	$25,930
Adjustments to reconcile net income to cash
provided by operations:
Depreciation and amortization	3,564	2,959
Change in preferred interest on early conversion liability	36	(87)
Net realized capital gains	(179)	(249)
Notional experience account due from reinsurer	13,500	(54,814)
Investment credit on corporate owned life insurance	(446)	(1,128)
Equity issued for interest expense from long-term debt conversions	2,473	7
Increase (decrease) due to change in:
Receivables from agents	420	(67)
Receivable from reinsurers	342	1,452
Policy acquisition costs, net	8,402	4,837
Deferred income taxes	(9,504)	13,120
Claim reserves	(3,872)	9,798
Policy reserves	20,791	19,650
Accounts payable and other liabilities	(3,059)	(570)
Accrued investment income	(148)	(475)
Other, net	(381)	1,497

Cash provided by operations	15,076	21,860

Cash flow from investing activities:
Proceeds from sales of bonds	20,749	11,632
Proceeds from maturities of bonds	960	869
Purchase of bonds	(28,910)	(46,659)
Change in policy loans	(25)	(50)
Death benefits received from corporate owned life insurance	6,423	--
Deposits to notional experience account due from reinsurer	(30,617)	(28,057)
Acquisition of property and equipment	(1,177)	(2,177)

Cash used in investing	(32,597)	(64,442)

Cash flow from financing activities:
Repayment of long-term debt	--	(9,007)
Issuance of long-term debt	16,000	32,414

Cash provided by financing	16,000	23,407

Increase in cash and cash equivalents	(1,521)	(19,175)
Cash balances:
Beginning of period	12,808	29,206

End of period	$11,287	$10,031

(1)	See Note 1 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 (unaudited)
(amounts in thousands, except per share data)

        The Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2004 of Penn Treaty American Corporation (the “Company”), which contains the restated financial statements and notes for the year ended December 31, 2003. Certain amounts in the June 30, 2003 financial statements have been reclassified to conform to the presentation in the June 30, 2004 financial statements.

        In the opinion of management, the summarized financial information reflects all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position and results of operations, comprehensive income and cash flows for the interim periods.

1.    Restatement:

        In March 2005, in conjunction with the preparation of the financial statements for the year ended December 31, 2004, management discovered that certain policy riders were not properly reserved for in prior years. The policy riders are options chosen by the policyholders and the previously unreserved policy riders include inflation, restoration of benefit and return of premium benefit. A significant majority of these policy riders were inflation riders. The premiums associated with the policies were properly billed and any claims incurred on these policies were properly paid. However, the policy riders were not properly identified in the data utilized to calculate policy reserves. As a result, the Company has restated its previously issued financial statements for the years ended December 31, 2003 and 2002 and the quarter ended March 31, 2004 to reflect the inclusion of the policy riders. In addition, the Company is restating its previously issued financial statements for the quarters ended June 30, and September 30, 2004.

        The total cumulative impact of the restatement that affected shareholders’ equity as of December 31, 2003 was a decrease in shareholders’ equity of $6,655, which includes a decrease in beginning shareholders’ equity as of January 1, 2003 of $6,838. The overall decrease in shareholders’ equity as a result of the restatement as of December 31, 2002 and 2003 and the three months and six months ended June 30, 2003 and 2004 was as follows:

December 31, 2002 (1)	$(6,838)
Year ended December 31, 2003 (2)	183
Three months ended June 30, 2003 (2)	(398)
Three months ended June 30, 2004 (2)	523
Six months ended June 30, 2003 (2)	(242)
Six months ended June 30, 2004 (2)	374

(1)	The adjustment represents an opening retained earnings adjustment on January 1, 2003.

(2)	The adjustment represents the retained earnings impact of the restatement to net income in the respective period.

        The consolidated financial statements reflect the effects of the restatement on (i) net policy acquisition costs amortized and unamortized deferred policy acquisition costs, (ii) benefits to policyholders expense and policy reserves, (iii) the Federal income tax benefit and deferred income taxes and (iv) basic and diluted earnings per share. A summary of the effects of the restatement on reported amounts as of June 30, 2004 and December 31, 2003 is presented below.

	Consolidated Balance Sheets
	June 30, 2004			December 31, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Unamortized deferred policy acquisition costs	$152,361	$(6)	$152,355	$160,740	$18	$160,758
Policy reserves (accident and health)	(529,625)	(9,655)	(539,280)	(508,344)	(10,256)	(518,600)
Deferred income tax liability	(9,216)	3,380	(5,836)	(19,314)	3,583	(15,731)
Total shareholders' equity	159,767	(6,281)	153,486	150,734	(6,655)	144,079

        A summary of the effects of the restatement on reported amounts for the three and six months ended June 30, 2004 and June 30, 2003 is presented below.

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
	June 30, 2004			June 30, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Benefits to policyholders	$(57,596)	$828	$(56,768)	$(60,873)	$(614)	$(61,487)
Net policy acquisition costs amortized	(4,425)	(22)	(4,447)	(2,140)	1	(2,139)
Federal income tax (provision) benefit	29,959	(9,283)	20,676	(11,908)	215	(11,693)
Net income (loss)	(40,686)	523	(40,163)	23,116	(398)	22,718
Basic earnings per share from net income (loss)	$(1.05)	$0.02	$(1.03)	$1.18	$(0.02)	$1.16
Diluted earnings per share from net income (loss)	$(1.05)	$0.02	$(1.03)	$0.32	$(0.01)	$0.31

	Consolidated Statements of Income and Comprehensive Income for the Six Months Ended
	June 30, 2004			June 30, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Benefits to policyholders	$(116,755)	$601	$(116,154)	$(125,040)	$(730)	$(125,770)
Net policy acquisition costs amortized	(8,380)	(22)	(8,402)	(5,194)	357	(4,837)
Federal income tax (provision) benefit	8,880	(205)	8,675	(13,482)	131	(13,351)
Net income (loss)	(17,237)	374	(16,863)	26,172	(242)	25,930
Basic earnings per share from net income (loss)	$(0.50)	$0.01	$(0.49)	$1.34	$(0.01)	$1.33
Diluted earnings per share from net income (loss)	$(0.50)	$0.01	$(0.49)	$0.43	$--	$0.43

        The restatement did not have any impact on total cash flows from operations, investing or financing activities.

2.    Stock Based Employee Compensation:

        The following table reflects net income, basic and diluted earnings per share as reported and pro-forma as if the Company had adopted the fair value based method of accounting for its stock-based employee compensation awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 Restated (1)	2003 Restated (1)	2004 Restated (1)	2003 Restated (1)
Net (loss) income, as reported	$(40,163)	$22,718	$(16,863)	$25,930
Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(91)	(72)	(170)	(103)

Pro forma net (loss) income	$(40,254)	$22,646	$(17,033)	$25,827

Earnings per share:
Basic - as reported	$(1.03)	$1.16	$(0.49)	$1.33
Basic - pro forma	$(1.04)	$1.16	$(0.50)	$1.33
Diluted - as reported	$(1.03)	$0.31	$(0.49)	$0.43
Diluted - pro forma	$(1.04)	$0.30	$(0.50)	$0.39

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

         The Plan principally:

a)	required the Company to enter into a reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2001 Centre Agreement”) for substantially all of its existing business at December 31, 2001;

b)	limits new investments to those rated by the National Association of Insurance Commissioners (“NAIC”) as 1 or 2;

c)	limits and requires Department approval for certain affiliated transactions; and

d)	requires a $125,000 increase in statutory reserves over a three-year period, of which an $11,000 increase remains to be made by December 31, 2004.

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

4.     2001 Centre Agreement:

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

        The Company’s current modeling and actuarial projections, which were completed as of December 31, 2003, suggest that it is likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, PTNA’s and ANIC’s statutory surplus following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, the Company will receive cash or other liquid assets equaling the value of the notional experience account from the reinsurer. The Company would also record the necessary reserves for the business in PTNA’s and ANIC’s statutory financial statements. Accordingly, the Company’s ability to commute the agreement is highly dependent upon the value of the notional experience account exceeding the level of required statutory reserves to be established. As of June 30, 2004, the statutory basis reserve liabilities of $998,325 exceeded the combination of the notional experience account value and funds held due to the reinsurer of $840,262. Management expects the value of the notional experience account to exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now through 2007, the notional experience account value is susceptible to market interest rate changes. Currently, a market interest rate increase of 100 basis points could reduce the value of the current notional experience account by approximately $79,000 and jeopardize the Company’s ability to commute as planned. As the intended commutation date approaches, the sensitivity of the notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter. However, the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are credited to the notional experience account balance prior to commutation.

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

6.    Contingencies:

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

        PTNA is a party to a reinsurance agreement to cede the risk of certain home health care claims that extend beyond 36 months. The reinsurance recoverable related to this treaty was $10,744 and $10,614 at June 30, 2004 and December 31, 2003, respectively. The reinsurer has notified PTNA that it believes that the Company is in breach of its current agreement as a result of entering into the 2001 Centre Agreement without the prior written approval of the reinsurer. PTNA has contested this assertion of breach based upon its verbal and written notification to the reinsurer prior to entering into the 2001 Centre Agreement.   PTNA further believes that the 2001 Centre Agreement substantially improved PTNA’s financial strength and further protected the reinsurer. The ultimate resolution of this dispute cannot be determined at this time.

7.    Investments:

        Management has categorized all of its investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value, with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company’s total shareholders’ equity on the balance sheet. As of June 30, 2004, there is accumulated other comprehensive loss of $124 in shareholders’ equity due to unrealized losses of $191 in the investment portfolio. As of December 31, 2003, there was accumulated other comprehensive income of $598 in shareholders’ equity due to unrealized gains of $920 in the investment portfolio.

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

        The Company maintains assets in a trust account under a reinsurance agreement with an unaffiliated insurer. The Company is required to hold assets equal to 102% of the reserves for the policies assumed under this agreement. At June 30, 2004 and December 31, 2003, the market value of the assets in the trust was $17,631 and $15,905, respectively.

8.     Reconciliation of Earnings Per Share:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 Restated (1)	2003 Restated (1)	2004 Restated (1)	2003 Restated (1)
Net (loss) income	$(40,163)	$22,718	$(16,863)	$25,930
Weighted average common shares outstanding	38,879	19,520	34,209	19,480

Basic earnings per share from net (loss) income	$(1.03)	$1.16	$(0.49)	$1.33

Adjustments net of tax:
Change in preferred interest on early conversion liability	--	(98)	--	(57)
Interest expense on convertible debt	--	1,158	--	2,168
Amortization of debt offering costs	--	89	--	145

Diluted net (loss) income	$(40,163)	$23,867	$(16,863)	$28,186

Weighted average common shares outstanding	38,879	19,520	34,209	19,480
Common stock equivalents due to dilutive effect of stock
options/warrants	--	13	--	10
Shares converted from convertible debt	--	56,419	--	46,509

Total outstanding shares for diluted earnings per share
computation	38,879	75,952	34,209	65,999

Diluted earnings per share from net (loss) income	$(1.03)	$0.31	$(0.49)	$0.43

(1)	See Note 1 to consolidated financial statements.

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

9.     Long-Term Debt:

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

        During the six months ended June 30, 2004 and 2003, $24,305 and $51 of the Company’s 2008 Notes were converted into 13,889 and 29 shares of common stock, respectively. The Company issued 1,316 and 4 shares of common stock as payment for preferred interest on early conversion for the six months ended June 30, 2004 and 2003, respectively. In connection with these conversions, the Company recognized additional interest expense of $671 and $2,475 for the three and six months ended June 30, 2004, respectively, and $7 of additional interest expense for the three and six months ended June 30, 2003.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (amounts in thousands, except per share data)

Restatement

        In March 2005, in conjunction with the preparation of the financial statements for the year ended December 31, 2004, we discovered that certain policy riders were not reserved for in prior years. The policy riders are options chosen by the policyholders and the previously unidentified policy riders include inflation, restoration of benefit and return of premium benefit. A significant majority of these policy riders were inflation riders. The premiums associated with the policies were properly billed and any claims incurred on these policies were properly paid. However, the policy riders were not identified in the data utilized to calculate policy reserves. As a result, we have restated our previously issued financial statements for the years ended December 31, 2003 and 2002 and the quarter ended March 31, 2004 to reflect the inclusion of the policy riders. In addition, we are restating our previously issued financial statements for the quarters ended June 30, and September 30, 2004.

        The total cumulative impact of the restatement that affected shareholders’ equity as of December 31, 2003 was a decrease in shareholders’ equity of $6,655, which includes a decrease in beginning shareholders’ equity as of January 1, 2003 of $6,838. The overall decrease in shareholders’ equity as a result of the restatement as of December 31, 2002 and 2003 and the three and six months ended June 30, 2003 and 2004 was as follows:

December 31, 2002 (1)	$(6,838)
Year ended December 31, 2003 (2)	183
Three months ended June 30, 2003 (2)	(398)
Three months ended June 30, 2004 (2)	523
Six months ended June 30, 2003 (2)	(242)
Six months ended June 30, 2004 (2)	374

(1)    The adjustment represents an opening retained earnings adjustment on January 1, 2003.

(2)    The adjustment represents the retained earnings impact of the restatement to net income in the respective period.

        The consolidated financial statements reflect the effects of the restatement on (i) net policy acquisition costs amortized and unamortized deferred policy acquisition costs, (ii) benefits to policyholders expense policy reserves, (iii) the Federal income tax benefit and deferred income taxes and (iv) basic and diluted earnings per share. A summary of the effects of the restatement on reported amounts as of June 30, 2004 and December 31, 2003 is presented below.

	Consolidated Balance Sheets
	June 30, 2004			December 31, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Unamortized deferred policy acquisition costs	$152,361	$(6)	$152,355	$160,740	$18	$160,758
Policy reserves (accident and health)	(529,625)	(9,655)	(539,280)	(508,344)	(10,256)	(518,600)
Deferred income tax liability	(9,216)	3,380	(5,836)	(19,314)	3,583	(15,731)
Total shareholders' equity	159,767	(6,281)	153,486	150,734	(6,655)	144,079

        A summary of the effects of the restatement on reported amounts for the three and six months ended June 30, 2004 and June 30, 2003 is presented below.

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
	June 30, 2004			June 30, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Benefits to policyholders	$(57,596)	$828	$(56,768)	$(60,873)	$(614)	$(61,487)
Net policy acquisition costs amortized	(4,425)	(22)	(4,447)	(2,140)	1	(2,139)
Federal income tax (provision) benefit	29,959	(9,283)	20,676	(11,908)	215	(11,693)
Net income (loss)	(40,686)	523	(40,163)	23,116	(398)	22,718
Basic earnings per share from net income (loss)	$(1.05)	$0.02	$(1.03)	$1.18	$(0.02)	$1.16
Diluted earnings per share from net income (loss)	$(1.05)	$0.02	$(1.03)	$0.32	$(0.01)	$0.31

	Consolidated Statements of Income and Comprehensive Income for the Six Months Ended
	June 30, 2004			June 30, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Benefits to policyholders	$(116,755)	$601	$(116,154)	$(125,040)	$(730)	$(125,770)
Net policy acquisition costs amortized	(8,380)	(22)	(8,402)	(5,194)	357	(4,837)
Federal income tax (provision) benefit	8,880	(205)	8,675	(13,482)	131	(13,351)
Net income (loss)	(17,237)	374	(16,863)	26,172	(242)	25,930
Basic earnings per share from net income (loss)	$(0.50)	$0.01	$(0.49)	$1.34	$(0.01)	$1.33
Diluted earnings per share from net income (loss)	$(0.50)	$0.01	$(0.49)	$0.43	$--	$0.43

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

        Our current modeling and actuarial projections, which were completed as of December 31, 2003, suggest that we are likely to be able to commute the agreement, as planned, on December 31, 2007. In order to commute the agreement, our statutory capital following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, PTNA and ANIC would receive cash or other liquid assets equaling the market value of our notional experience account from the reinsurer. We would also record the necessary reserves for the business in PTNA’s and ANIC’s statutory financial statements. Our ability to commute the agreement is highly dependent upon the market value of the notional experience account exceeding the level of required reserves to be established. As of June 30, 2004, the statutory basis reserve liabilities of $998,325 exceeded the combination of the notional experience account value and funds held due to the reinsurer of $840,262. We expect the value of the notional experience account to exceed the reserve liabilities at December 31, 2007. In addition to the performance of the reinsured policies from now until 2007, the notional experience account value is susceptible to market interest rate changes. A current market interest rate increase of 100 basis points could reduce the market value of the notional experience account by approximately $79,000 and jeopardize our ability to commute as planned. As we approach the intended commutation date, the sensitivity of our notional experience account to market interest rate movement will decline as the duration of the benchmark indices becomes shorter, however the amount of assets susceptible to such interest sensitivity will continue to grow as additional net cash flows are added to the notional experience account balance prior to commutation. We intend to give notice to the reinsurer of our intention to commute on December 31, 2007 at such time as we are highly confident of our ability to support the reacquired policies. In that instance, the reinsurer has agreed to invest the underlying assets of the notional experience account in a manner that we request in order to minimize short term volatility at that time.

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

        Deferred policy acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods for the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization DAC is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies. In addition, the assumptions underlying DAC and our policy benefit reserves are periodically reviewed and updated to reflect current assumptions, including planned premium rate increases. In the event planned premium rate increases are not achieved, we could recognize an impairment of our DAC in the future. Whenever we determine that our DAC is not fully recoverable, we impair the carrying value of our DAC through an expense to our Consolidated Statements of Income and Comprehensive Income.

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

        Benefits to policyholders. (Restated to reflect the impact of previously unreserved policy riders.) Total benefits to policyholders in the 2004 quarter decreased 7.7% to $56,768, compared to $61,487 in the 2003 quarter. Our loss ratio, or policyholder benefits to premium revenue, was 71.7% in the 2004 quarter, compared to 78.1% in the 2003 quarter. The loss ratio has decreased due to premium rate increases and certain claims processing improvements.

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

        Net policy acquisition costs amortized. (Restated to reflect the impact of previously unreserved policy riders.) The net policy acquisition costs amortized in the 2004 quarter increased to $4,447, compared to $2,139 in the 2003 quarter.

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

        Federal income tax benefit (provision). (Restated to reflect the impact of previously unreserved policy riders.) Our benefit for Federal income taxes was $20,676 in the 2004 quarter, compared to a provision of $11,693 in the 2003 quarter. The effective tax rate of 34% in the 2004 and 2003 quarters is based on permanent differences between GAAP and tax accounting related to the investment in our corporate owned life insurance and the interest we pay in shares for the early conversion of our convertible subordinated notes.

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

        Benefits to policyholders. (Restated to reflect the impact of previously unreserved policy riders.) Total benefits to policyholders in the 2004 period decreased 7.7% to $116,154, compared to $125,770 in the 2003 period. Our loss ratio, or policyholder benefits to premium revenue, was 71.9% in the 2004 period, compared to 77.5% in the 2003 period. The loss ratio has decreased due to premium rate increases and certain claims processing improvements.

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

        Net policy acquisition costs amortized. (Restated to reflect the impact of previously unreserved policy riders.) The net policy acquisition costs amortized in the 2004 period increased to $8,402, compared to $4,837 in the 2003 period.

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

        Federal income tax benefit (provision). (Restated to reflect the impact of previously unreserved policy riders.) Our benefit for Federal income taxes was $8,675 in the 2004 quarter, compared to a provision of $13,351 in the 2003 quarter. The effective tax rate of 34% in the 2004 and 2003 quarters is based on permanent differences between GAAP and tax accounting related to the investment in our corporate owned life insurance and the interest we pay in shares for the early conversion of our convertible subordinated notes.

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

        We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 89.1% of total liabilities). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

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

Item 4. Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2004 because in March 2005, in conjunction with the preparation of the financial statements for the year ended December 31, 2004, the Company discovered that certain policy riders were not reserved for in prior years. This conclusion with respect to the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004 is different from the conclusion disclosed in the Company’s previously filed Quarterly Report on Form 10-Q. The premiums associated with the policies were properly billed and any claims incurred on these policies were properly paid. However, the policy riders were not properly identified in the data utilized to calculate policy reserves. Therefore, the Company has determined that it did not properly account for benefits expense and policy reserves. As a result, the Company restated its previously issued financial statements for the years ended December 31, 2003 and 2002 and March 31, 2004. In addition, the Company is restating its previously issued financial statements for the quarters ended June 30, 2004 and September 30, 2004 to reflect the inclusion of the policy riders. In determining whether this control deficiency constitutes a material weakness, the Company referred to PCAOB Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” noting that a material weakness is defined as a significant deficiency that, by itself, or in a combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has concluded that the omission of the policy riders from benefits expense and policy reserves was the result of a material weakness. In light of the material weakness described above, the Company performed additional procedures to ensure that its consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

        There were no significant changes in the Company’s internal controls that occurred during the quarter ended June 30, 2004. However, during the first fiscal quarter of 2005, the Company implemented a control related to the control deficiency noted above. A system report is run that identifies all policies issued with an inflation rider. This report is cross-referenced to the data utilized to calculate policy reserves to ensure that the policy rider is properly identified.

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

1.	To elect three persons to the Company’s Board of Directors as Class II Directors to serve until the 2007 Annual Meeting of Shareholders and until their successors are elected and have been qualified.

	For	Against	Abstentions	Broker Non-Votes
a) Alexander M. Clark	28,812,249	2,262,417	0	0
b) Patrick E. Falconio	30,777,989	296,677	0	0
c) Matthew W. Kaplan	30,799,497	275,169	0	0

2.	To ratify the selection of PricewaterhouseCoopers LLP as the independent public accountants for the Company and its subsidiaries for the year ending December 31, 2004.

For	Against	Abstentions	Broker Non-Votes
30,870,267	45,922	158,477	0

3.     To transact other business that properly comes before the Annual Meeting, or any adjournments or postponements.

For	Against	Abstentions	Broker Non-Votes
27,938,814	2,906,578	229,274	0

Item 5. Other Information

          None

Item 6. Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Senior Vice President and Chief Financial

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN TREATY AMERICAN CORPORATION
Registrant

Date: September 26, 2005	/s/ William W. Hunt
William W. Hunt President and Chief Executive Officer

Date: September 26, 2005	/s/ Mark Cloutier
Mark Cloutier Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer.

32.1	Section 1350 Certification of President and Chief Executive Officer.

32.2	Section 1350 Certification of Senior Vice President and Chief Financial Officer.