Form 10-Q
period 2005-06-30
PENN TREATY AMERICAN CORP
filed 2005-09-26
CIK 814181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of September 22, 2005 was 15,001,164.

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

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (amounts in thousands, except per share data)
	June 30, 2005	December 31, 2004
ASSETS	(unaudited)
Investments:
Bonds, available for sale at market (cost of $1,006,802 and $58,945 respectively) (1)	$1,031,103	$59,171
Policy loans	345	338

Total investments	1,031,448	59,509
Cash and cash equivalents (1)	6,276	15,296
Property and equipment, at cost, less accumulated depreciation of
$11,536 and $10,727, respectively	18,126	16,925
Unamortized deferred policy acquisition costs	145,200	149,180
Receivables from agents, less allowance for
uncollectible amounts of $393 and $474, respectively	608	1,007
Accrued investment income	9,980	888
Goodwill	6,985	6,985
Receivable from reinsurers	976,883	23,418
Corporate owned life insurance	51,329	51,228
Notional experience account due from reinsurer	--	901,368
Other assets	11,753	18,873

Total assets	$2,258,588	$1,244,677

LIABILITIES
Policy reserves:
Accident and health	$592,077	$568,928
Life	12,818	12,947
Claim reserves	319,505	324,138
Federal income tax payable	9,076	545
Accounts payable and other liabilities	28,789	24,590
Payable for securities	943,795	--
Long-term debt, less discount of $1,098 and $1,426, respectively	73,018	85,167
Preferred interest on early conversion	334	1,403
Deferred income taxes	37,572	29,589

Total liabilities	2,016,984	1,047,307

Commitments and contingencies (see note 6)	--	--

SHAREHOLDERS' EQUITY

Common stock, par value $.10; 37,500 shares authorized;
12,877 and 11,023 shares issued, respectively (2)	1,288	1,102
Preferred stock, par value $1.00; 1,250 shares authorized, none outstanding (2)	--	--
Additional paid-in capital (2)	153,527	140,595
Accumulated other comprehensive income	15,796	147
Retained earnings	77,698	62,231
Less 229 common shares held in treasury, at cost (2)	(6,705)	(6,705)

Total shareholders' equity	241,604	197,370

Total liabilities and shareholders' equity	$2,258,588	$1,244,677

(1) Cash and investments of $964,899 and $31,497, respectively, are restricted as to use (see Note 7).
(2) Adjusted to reflect impact of reverse stock split (see Note 1).

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income (amounts in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:	(unaduited)	(unaudited)	(unaudited)	(unaudited)
Premium revenue	$78,482	$79,197	$158,294	$161,485
Net investment income	12,757	11,542	25,093	22,529
Net realized capital (loss) gain	(82)	(42)	(83)	179
Market gain (loss) on notional experience account	49,387	(63,697)	48,799	(28,049)
Change in preferred interest on early conversion liability	429	782	1,069	(36)
Other income	2,104	1,421	3,502	3,042

	143,077	29,203	236,674	159,150

Benefits and expenses:
Benefits to policyholders	66,283	56,768	126,385	116,154
Commissions	9,582	9,806	19,342	20,227
Net policy acquisition costs amortized	2,058	4,447	3,979	8,402
General and administrative expense	13,691	13,297	26,807	26,773
Litigation accrual expense	--	--	900	--
Commutation expense	18,300	--	18,300	--
Reinsurance warrant expense	7,267	--	7,267	--
Expense and risk charges on reinsurance	2,834	2,807	5,668	5,615
Excise tax expense	20	746	749	1,529
Interest expense	1,517	2,171	3,482	5,988

	121,552	90,042	212,879	184,688

Income (loss) before federal income taxes	21,525	(60,839)	23,795	(25,538)
Federal income tax (provision) benefit	(7,511)	20,676	(8,328)	8,675

Net income (loss)	14,014	(40,163)	15,467	(16,863)

Other comprehensive income (loss):
Unrealized holding gain (loss) arising during period	24,904	(1,672)	23,992	(932)
Income tax (provision) benefit from unrealized holdings	(8,318)	586	(8,397)	326
Reclassification of losses (gains) included in net income	82	42	83	(179)
Income tax benefit (provision) from reclassification adjustment	(29)	(15)	(29)	63

Comprehensive income (loss)	$30,653	$(41,222)	$31,116	$(17,585)

Basic earnings per share from net income (loss) (1)	$1.15	$(4.13)	$1.32	$(1.97)
Diluted earnings per share from net income (loss) (1)	$0.64	$(4.13)	$0.74	$(1.97)

Weighted average number of shares outstanding (1)	12,158	9,720	11,720	8,552
Weighted average number of shares and share equivalents (1)	23,269	9,720	23,244	8,552

(1) Adjusted to reflect impact of reverse stock split (see Note 1).

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) (amounts in thousands)
	Six Months Ended June 30,
	2005	2004
Cash flow from operating activities:
Net income (loss)	$15,467	$(16,863)
Adjustments to reconcile net income to cash
provided by operations:
Depreciation and amortization	661	2,243
Warrant amortization	7,928	1,321
Change in preferred interest on early conversion liability	(1,069)	36
Net realized capital losses (gains)	83	(179)
Notional experience account due from reinsurer	913,291	13,500
Investment credit on corporate owned life insurance	(191)	(446)
Equity issued for interest expense from long-term debt conversions	456	2,473
Increase (decrease) due to change in:
Receivables from agents	480	420
Receivable from reinsurers	(953,071)	342
Policy acquisition costs, net	3,980	8,402
Federal income tax payable	8,531	--
Deferred income taxes	(444)	(9,504)
Claim reserves	(4,633)	(3,872)
Policy reserves	22,626	20,791
Accounts payable and other liabilities	95	(3,059)
Accrued investment income	(9,092)	(148)
Other, net	(1,128)	(381)

Cash provided by operations	3,970	15,076

Cash flow from investing activities:
Proceeds from sales of bonds	20,773	20,749
Proceeds from maturities of bonds	1,905	960
Purchase of bonds	(969,640)	(28,910)
Change in policy loans	(7)	(25)
Death benefits received from corporate owned life insurance	--	6,423
Deposits to notional experience account due from reinsurer	(11,923)	(30,617)
Proceeds from sale of property and equipment	4,506	--
Payable for Securities	943,795	--
Acquisition of property and equipment	(2,010)	(1,177)

Cash used in investing	(12,601)	(32,597)

Cash flow from financing activities:
Issuance of long-term debt	--	16,000
Proceeds from exercise of stock options	13	--
Sale leaseback payments	(402)	--

Cash (used in) provided by financing	(389)	16,000

Decrease in cash and cash equivalents	(9,020)	(1,521)
Cash balances:
Beginning of period	15,296	12,808

End of period	$6,276	$11,287

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

1.     Reverse Stock Split:

        A one-for-four reverse stock split for current holders of the Company’s common stock became effective July 11, 2005. The financial statements and notes related to the three and six months ended June 30, 2004 have been restated to reflect the impact of the reverse stock split.

2.    Stock Based Employee Compensation:

        The following table reflects net income, basic and diluted earnings per share as reported and pro-forma as if the Company had adopted the fair value based method of accounting for its stock-based employee compensation awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$14,014	$(40,163)	$15,467	$(16,863)
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(101)	(91)	(182)	(170)

Pro forma net income (loss)	$13,913	$(40,254)	$15,285	$(17,033)

Earnings per share:
Basic - as reported	$1.15	$(4.13)	$1.32	$(1.97)
Basic - pro-forma	$1.14	$(4.14)	$1.30	$(1.99)
Diluted - as reported	$0.64	$(4.13)	$0.74	$(1.97)
Diluted - pro-forma	$0.64	$(4.14)	$0.74	$(1.99)

3.   Regulatory Developments:

         Pennsylvania Corrective Action Plan

        The Company’s primary insurance subsidiary, Penn Treaty Network America Insurance Company (“PTNA”), which represented approximately 91% of the Company’s direct premium revenue during the six months ended June 30, 2005, is subject to a Corrective Action Plan (the “Plan”), as approved by the Pennsylvania Insurance Department (the “Department”). American Network Insurance Company (“ANIC”), which is wholly owned by PTNA, is also subject to the provisions of the Plan.

         The Plan principally:

a)	required the Company to enter into a reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2001 Centre Agreement”) for substantially all of its existing business at December 31, 2001 (this agreement has been commuted and the Company has entered into a new reinsurance agreement effective June 30, 2005 – See Notes 4 and 5);
b)	limits new investments to those rated by the National Association of Insurance Commissioners as 1 or 2; and
c)	limits and requires Department approval for certain affiliated transactions.

        The estimation of policy reserves for statutory accounting purposes differs from that utilized in generally accepted accounting principles (“GAAP”). For statutory accounting purposes, the assumptions utilized and the methodology applied may be at the discretion of the Department in its interpretation of its regulations. As part of the Plan, the Department has provided the Company with guidelines for establishing its statutory policy reserves.

         New Policy Sales

        The Company is licensed and receives renewal premiums from policyholders in all states, but is currently restricted from issuing new policies in seven states. The Company is approved for sales in Florida, California and Pennsylvania (subject to corrective orders in all three states), which accounted for approximately 17%, 14% and 11%, respectively, of the Company’s direct premium revenue for the six months ended June 30, 2005. No other state accounted for more than 10% of the Company’s direct premium revenue for the six months ended June 30, 2005.

      4.    Commutation of Reinsurance Agreements with Centre:

         2001 Centre Agreement

        Effective December 31, 2001, the Company entered into the 2001 Centre Agreement to reinsure, on a quota share basis, substantially all of its long-term care insurance policies then in-force. This agreement did not qualify for reinsurance treatment in accordance with GAAP because it did not result in the reasonable possibility that the reinsurer may realize a significant loss. Accordingly, the agreement was accounted for in accordance with deposit accounting for reinsurance contracts.

        The 2001 Centre Agreement was commuted effective May 24, 2005. The Company recorded a termination fee of $18,300 related to the early commutation of this agreement.

        As part of the 2001 Centre Agreement, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants were exercisable through December 31, 2007 and, if they were exercised and the underlying shares of convertible preferred stock were converted, would represent 15% of the Company’s then outstanding common stock on a fully diluted basis. If the agreement was not commuted on December 31, 2007, the reinsurer could have exercised the fourth tranche of warrants, representing an additional 20% of the then outstanding common stock on a fully diluted basis.

         The warrants were part of the consideration for the 2001 Centre Agreement and the original fair value of $15,855 was recorded as a deferred reinsurance premium and was being amortized to expense over the anticipated life of the agreement, which was six years. The warrants were valued at the issuance date using a Black-Scholes model with the following assumptions: 6.0 years expected life, volatility of 70.9% and a risk free rate of 4.74%. The warrants were forfeited as part of the early commutation. The remaining value of $7,267 was recorded as an expense in the three months ended June 30, 2005.

        The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, were credited to a notional experience account, which was held for the Company’s benefit in the event of commutation and recapture. The notional experience account balance received an investment credit based upon the total return from a series of benchmark indices and derivative hedges that were intended to closely match the duration of the Company’s reserve liability.

        The notional experience account represented a hybrid instrument, containing both a fixed debt host contract and an embedded derivative. The economic characteristics and risks of the embedded derivative instrument were not clearly and closely related to the economic characteristics and risks of the fixed debt host contract. The Company accounted for the investment credit received on the notional experience account as follows:

a)	The fixed debt host yielded a fixed return based on the yield to maturity of the underlying benchmark indices. The return on the fixed debt host was reported as investment income in the Statements of Income and Comprehensive Income.
b)	The change in fair value of the embedded derivative represents the percentage change in the underlying indices applied to the notional experience account, similar to that of an unrealized gain/loss on a bond. The change in the fair value of the embedded derivative was reported as market gain (loss) on notional experience account in the Statements of Income and Comprehensive Income.

        The benchmark indices were comprised of US treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and had a duration of approximately 14 years.

        The notional experience account activity for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$914,581	$848,487	$901,368	$784,778
Premiums, net of claims and
ceding allowance	4,122	8,900	9,109	29,272
Investment credit:
Investment income	7,078	11,497	18,856	22,408
Market gain (loss)	49,387	(63,697)	48,799	(28,049)
Expense and risk charges	(2,834)	(2,808)	(5,668)	(5,615)
Broker/custodian/trustee fees	322	(486)	192	(901)
Cash and Securities received upon commutation	(972,656)	--	(972,656)	--

Ending balance	$--	$801,893	$--	$801,893

          2002 Centre Agreement

        The 2001 Centre Agreement granted the reinsurer an option to participate in reinsuring new business sales on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure up to 50% of future sales, subject to a limitation of the reinsurer’s risk, and the Company entered into another reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2002 Centre Agreement”). The 2002 Centre Agreement did not qualify for reinsurance treatment in accordance with GAAP because the agreement did not result in the reasonable possibility that the reinsurer may realize a significant loss. Accordingly, the agreement was accounted for in accordance with deposit accounting for reinsurance contracts.

        In March 2004, Centre Solutions (Bermuda) Limited notified the Company that it would discontinue the 2002 Centre Agreement for any new long-term care insurance policies issued after July 31, 2004. The 2002 Centre Agreement was commuted effective February 1, 2005. The Company recorded a gain of $815 as a result of the recapture. As part of the new reinsurance agreement entered into by the Company and Imagine International Reinsurance Limited (“Imagine”) described below in Note 5, Imagine agreed to notify the Company by September 30, 2005 as to whether it would provide reinsurance for newly issued policies. If the Company is unable to secure reinsurance for newly issued policies in the future, its statutory surplus could be negatively impacted as a result of the surplus strain caused by new premium growth.

      5.    Reinsurance Agreement with Imagine:

        Effective June 30, 2005, the Company entered into an agreement to reinsure, on a 100% quota share basis, substantially all of its long-term care insurance policies in-force as of December 31, 2001 with Imagine. This agreement does not qualify for reinsurance treatment in accordance with GAAP because it does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including an experience refund provision, expense and risk charges due to the reinsurer that escalate over the life of the agreement and an aggregate limit of liability. Accordingly, the agreement is being accounted for in accordance with deposit accounting for reinsurance contracts. However, the agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

        The agreement allows the Company to withhold all funds due to the reinsurer as a funds withheld liability, which is only recorded for statutory accounting purposes. In addition, the agreement allows the Company to recapture the reinsured policies on any January 1 commencing in 2008. In the event the Company elects to commute the agreement and recapture the reinsured policies, it will be entitled to an experience refund equal to the funds withheld liability (except as further described below). For deposit accounting purposes, the experience refund and the funds withheld liability are offset as a net deposit amount.

        The funds withheld liability and the corresponding experience refund are comprised of (1) an initial premium of $1,039,476 equal to the statutory reserves for the reinsured policies at the effective date, plus (2) future investment income, plus (3) future premiums, less (4) future losses paid, less (5) an initial ceding commission of $60,000, less (6) future expense allowances less (7) future expense and risk charges.

        The expense allowance from the reinsurer, limited to a maximum of 25% of premiums collected, is equal to:

1.	Renewal commissions paid by the Company to its agents, not to exceed 10.5% of premiums collected; plus
2.	9.2% of premiums collected; plus
3.	4.0% of paid claims.

        The expense and risk charge is equal to the sum of (1) 0.25% of total ceded statutory reserves at the end of a quarter; and (2) 0.50% of the value of the combination of any letters of credit or funds deposited in trust by the reinsurer as of the beginning of the quarter. In addition, the Company paid the reinsurer an initial expense and risk charge of $2,270, which is being amortized to expense over 42 months, the estimated life of the agreement.

        The agreement contains an aggregate limit of liability, which limits the ultimate liability for paid claims of the reinsurer. The aggregate limit of liability is equal to:

1.	$100,000, plus
2.	the initial premium, less
3.	the initial ceding allowance, plus
4.	the cumulative premiums collected after the effective date, less
5.	the cumulative expense allowances reimbursed after the effective date, plus
6.	the cumulative investment income after the effective date.

        As noted above, the agreement contains commutation provisions and allows the Company to recapture the reinsured policies as of January 1, 2008, or on January 1 of any year thereafter. If the agreement is commuted on January 1, 2008, the Company will be obligated to pay an early termination fee equal to two quarters of expense and risk charges. The Company intends, but is not required, to commute the agreement on January 1, 2009, but may, if its statutory capital is sufficient, commute the agreement on January 1, 2008. Additionally, the agreement contains certain covenants and conditions that, if breached, may result in the immediate commutation of the agreement and the payment of all expense and risk charges from the period of the breach through January 1, 2008.

        In the event the Company does not commute the agreement on or before January 1, 2009, the expense and risk charge paid to the reinsurer will increase by 50 percent. In the event the Company does not commute the agreement on or before January 1, 2011, but does commute at a later date, the experience refund will not exceed the statutory reserves as of the date of commutation, resulting in the Company’s forfeiture of any accumulated statutory profits.

        The agreement further requires the Company to maintain its financial position in good standing, including covenants regarding its financial strength ratings and risk-based capital ratios. The agreement provides for the reinsurer to require the immediate repayment of the funds withheld liability in the event of a deterioration in the Company’s financial strength. As a result of such deterioration, the Company’s expense and risk charges could be increased by 25 percent, although any additional expense and risk charges would be refunded, with interest, to the Company upon commutation of the agreement on or before January 1, 2010.

        The Company’s current modeling and actuarial projections suggest that it is probable that it will be able to commute the agreement, as planned, on or before January 1, 2009. In order to commute the agreement, PTNA’s and ANIC’s statutory surplus following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, the Company will record the necessary reserves for the business and remove its funds withheld liability in PTNA’s and ANIC’s statutory financial statements. Accordingly, the Company’s ability to commute the agreement is highly dependent upon the value of the accumulated funds withheld liability exceeding the level of required statutory reserves to be established. As of June 30, 2005, the statutory basis reserve liabilities of $1,039,476 exceeded the funds withheld liability of $979,476.

        In the event the Company determines that commutation of the agreement is unlikely on or before January 1, 2009, but likely at some future date, it will include additional annual expense and risk charges in its unamortized deferred acquisition cost (“DAC”) recoverability analysis. As a result, it could impair the value of its DAC asset and record the impairment in its financial statements at that time. However, the Company currently believes that PTNA and ANIC will have sufficient statutory capital and surplus to commute the agreement on or before January 1, 2009 or that other alternatives, such as new reinsurance opportunities or additional capital issuance will be available to enable it to commute the agreement as planned.

6.    Contingencies:

        The Company and its subsidiaries are parties to various lawsuits generally arising in the normal course of their business. While the outcome of any single lawsuit could have a material impact upon the Company’s financial results for the period in which it occurs, the Company does not believe that the eventual outcome of the majority of these lawsuits is likely to have a material adverse effect on its overall financial condition or results of operations. However, the matters specifically described below are currently viewed by management as potentially material and, in the event of an unfavorable outcome, any one of these matters could have a material adverse effect on the Company’s financial condition and results of operations.

        The Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division (Forest, et al. v. Penn Treaty Network America Insurance Company).  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. In their complaint, plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the plaintiffs and the class, and allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution and pray for relief in the form of compensatory damages and restitution, an order of reformation of the policies, and attorney fees and court costs.  No amounts were specified for compensatory damages and restitution.  On August 23, 2005, the court preliminarily approved a settlement negotiated between the parties and certified, for settlement purposes only, a proposed national class.  A final hearing will be held before the court on December 14, 2005 to consider the fairness, reasonableness and adequacy of the proposed settlement, as well as the application for awards to class representatives, for attorneys’ fees, and for expense reimbursement. The Company has accrued a total of $3,900 related to the proposed settlement of this matter and the related matter cited below.

        The Company and PTNA are defendants in an action in the Orange County Superior Court in the state of California (Bartolini, et al. v. Penn Treaty Network America Insurance Company).  Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public.  In their complaint, plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long-term care insurance policies.  Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies, and attorney fees and court costs.  No amounts were specified for compensatory damages and restitution.  On August 23, 2005, the court in the Florida matter above preliminarily approved a settlement negotiated between the parties and certified, for settlement purposes only, a proposed national class which, if finally approved, would also resolve this matter pursuant to the agreement between the parties.  A final hearing will be held in the Florida matter before the court on December 14, 2005 to consider the fairness, reasonableness and adequacy of the proposed settlement, as well as the application for awards to class representatives, for attorneys’ fees, and for expense reimbursement.  As stated above, the Company has accrued a total of $3,900 related to the proposed settlement of this matter and the related matter cited above.

        PTNA is a defendant in an action in the Los Angeles County Superior Court in the state of California (Westfall, et al. v. Penn Treaty Network America Insurance Company).  Plaintiffs filed this matter on May 28, 2004 on behalf of themselves and all other persons similarly situated and the general public.  Plaintiffs allege wrongdoing in connection with the payment of long-term care insurance claims.  Plaintiffs allege violations of the California Consumer Legal Remedies Act, the California Business and Professions Code, breach of the implied duty of good faith and fair dealing, financial elder abuse and pray for relief in the form of compensatory damages and restitution, punitive damages, an accounting, attorney fees and court costs.  No amounts were specified for compensatory damages and restitution or punitive damages.  PTNA removed this case to United States District Court for the Central District of California in March 2005. While the Company believes that the complaint is without merit and intends to continue to defend the matter vigorously, the Company has engaged in settlement discussions and has accrued an amount related to those discussions.

        PTNA is a party to a reinsurance agreement to cede the risk of certain home health care claims that extend beyond 36 months. The reinsurance recoverable related to this treaty was $11,546 and $11,236 at June 30, 2005 and December 31, 2004, respectively. The reinsurer has notified PTNA that it believes that PTNA is in breach of its current agreement as a result of entering into the 2001 Centre Agreement without the prior written approval of the reinsurer.  PTNA has contested this assertion of breach based upon its verbal and written notification to the reinsurer prior to entering into the 2001 Centre Agreement. In addition, PTNA believes that the 2001 Centre Agreement substantially improved PTNA’s financial strength and actually benefited the reinsurer. In May 2005, PTNA notified the reinsurer that PTNA was initiating arbitration proceedings. The ultimate resolution of this dispute cannot be determined at this time.

7.    Investments:

        Management has categorized all of its investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value, with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company’s total shareholders’ equity on the balance sheet. As of June 30, 2005, there is an accumulated other comprehensive gain of $15,796 in shareholders’ equity due to unrealized gains of $24,301 in the investment portfolio. As of December 31, 2004, there was an accumulated other comprehensive gain of $147 in shareholders’ equity due to unrealized gains of $226 in the investment portfolio. The amortized cost and estimated market value of the Company’s available for sale investment portfolio as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005		December 31, 2004
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Treasury securities and obligations
of U.S. Government authorities and agencies	$364,890	$377,189	$34,795	$34,856
Mortgage backed securities	13,556	13,703	1,874	1,879
Debt securities issued by foreign governments	--	--	384	402
Corporate securities	628,356	640,211	21,892	22,034
Policy loans	345	345	338	338

Total investments	$1,007,147	$1,031,448	$59,283	$59,509

Net unrealized gain	$24,301		$226

        Upon the commutation of the 2001 Centre Agreement effective May 24, 2005, the Company received investments with a market value of $941,472.

        Effective June 30, 2005, the Company entered a reinsurance agreement with an unaffiliated reinsurer for policies issued prior to January 1, 2002 on a funds withheld basis (See Note 5).  As a condition precedent to withholding the funds due to the reinsurer, the Company has agreed to hold assets in trust for the benefit of the reinsurer.  The amount required to be held in trust was $928,147 at June 30, 2005.

        Pursuant to certain statutory licensing requirements, as of June 30, 2005 and December 31, 2004, the Company had on deposit bonds with an estimated market value aggregating $12,047 and $12,264, respectively, in insurance department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

        The Company maintains assets in a trust account under a reinsurance agreement with an unaffiliated insurer. The Company is required to hold assets equal to 102% of the statutory reserves for the policies assumed under this agreement. At June 30, 2005 and December 31, 2004, the Company was required to hold $21,696 and $18,869, respectively, in the trust account.

        The Company maintains assets in a certificate of deposit for the benefit of the lessor under its sale leaseback agreement entered into in the first quarter of 2005. As of June 30, 2005, the amount of the certificate of deposit was $3,500.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$14,014	$(40,163)	$15,467	$(16,863)
Weighted average common shares outstanding	12,158	9,720	11,720	8,552

Basic earnings per share from net income (loss)	$1.15	$(4.13)	$1.32	$(1.97)

Adjustments net of tax:
Change in preferred interest on early conversion liability	(279)	--	(695)	--
Interest expense on convertible debt	1,041	--	2,251	--
Amortization of debt offering costs	115	--	270	--

Diluted net income (loss)	$14,891	$(40,163)	$17,293	$(16,863)

Weighted average common shares outstanding	12,158	9,720	11,720	8,552
Common stock issuable upon exercise of options/warrants	62	--	52	--
Shares issuable upon conversion of convertible debt	11,049	--	11,472	--

Total outstanding shares for diluted earnings per share computation	23,269	9,720	23,244	8,552

Diluted earnings per share from net income (loss)	$0.64	$(4.13)	$0.74	$(1.97)

        The weighted average of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 159 and 23,945 for the three months ended June 30, 2005 and 2004, respectively, and 166 and 24,290 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005 these securities only included options. At June 30, 2004 these securities included options, warrants and convertible debt securities that had exercise or conversion prices above the current period market price or the inclusion of which would result in a lower net loss per share.

9.     Long-Term Debt:

        Principal repayment of the Company’s long-term debt outstanding at June 30, 2005 is as follows:

Debt
2005	$--
2006	--
2007	--
2008	74,116
2009	--

$74,116

        During the six months ended June 30, 2005, $12,477 of the Company’s 6 1/4% Convertible Subordinated Notes due 2008 (the “2008 Notes”) were converted into 1,782 shares of the Company’s common stock and 50 shares were issued as payment for preferred interest on early conversion. In connection with these conversions, the Company recognized additional interest expense of $456 for the six months ended June 30, 2005.

        During the three months ended June 30, 2005, $6,128 of the Company’s 2008 Notes were converted into 875 shares of the Company’s common stock and 19 shares were issued as payment for preferred interest on early conversion. In connection with these conversions, the Company recognized additional interest expense of $166 for the three months ended June 30, 2005.

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

        As of June 30, 2005 and December 31, 2004, the fair value of the embedded derivative was $334 and $1,403, respectively. In determining the fair value of the embedded derivative, the Company makes certain assumptions, including with respect to the future volatility and liquidity of the Company’s common stock, as well as recent trends in the number of holders converting.

10.    Sale Leaseback:

        During the first quarter of 2005, the Company entered into a sale leaseback agreement under which it sold property and equipment, consisting entirely of software, with a value of $3,000 to a third party and agreed to lease back the same equipment.  The term of the lease is two years and the lease is accounted for as a capital lease.

        During the second quarter of 2005, the Company entered into an additional sale leaseback agreement, under the same master lease agreement, under which it sold property and equipment, consisting entirely of software, with a value of $1,506 to the same third party and agreed to lease back the same equipment.  The term of the lease is two years and the lease is accounted for as a capital lease.

        The Company recorded $78 and $86 in rent expense related to the lease in the three and six months ended June 30, 2005, respectively.

        Minimum annual rentals for the term of the lease are as follows:

Year	Capital Lease
2005	$1,240
2006	2,481
2007	620

4,341
Less executory costs	(225)

Net minimum lease payments under capital lease	4,116
Less amount representing interest	(530)

Present value of the net minimum lease
payments under capital lease	$3,586

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (amounts in thousands, except per share data)

Overview

        Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care, home health care and Medicare supplement.

        Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported claims, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. Our reserves are certified annually by our consulting actuary as to standards required by the insurance departments for our domiciliary states and for the other states in which we conduct business. We believe we maintained adequate reserves as mandated by each state in which we are currently writing business at June 30, 2005 and the date of this filing.

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

        At December 31, 2000, Penn Treaty Network America Insurance Company (“PTNA”) had Total Adjusted Capital at the Regulatory Action level, which required it to file a Corrective Action Plan (the “Plan”) with the Pennsylvania Insurance Department (the “Department”). In addition, American Network Insurance Company (“ANIC”), which is wholly owned by PTNA, is also subject to the provisions of the Plan. On February 12, 2002, the Department approved the Plan. As a primary component of the Plan, effective December 31, 2001, PTNA and ANIC entered a reinsurance transaction to reinsure, on a quota share basis, substantially all of their long-term care insurance policies then in-force (the “2001 Centre Agreement”). This agreement was commuted effective May 24, 2005 and we entered into a new reinsurance agreement with Imagine International Reinsurance Limited, effective June 30, 2005 (the “2005 Imagine Agreement”). We recorded a termination fee of $18,300 related to the early commutation of this agreement.

        As part of the 2001 Centre Agreement, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants were exercisable through December 31, 2007 and, if they were exercised and the underlying shares of convertible preferred stock were converted, would represent 15% of our Company’s then outstanding common stock on a fully diluted basis. If the agreement was not commuted on December 31, 2007, the reinsurer could have exercised the fourth tranche of warrants, representing an additional 20% of the then outstanding common stock on a fully diluted basis.

         The warrants were part of the consideration for the 2001 Centre Agreement and the original fair value of $15,855 was recorded as a deferred reinsurance premium and was being amortized to expense over the anticipated life of the agreement, which was six years. The warrants were forfeited as part of the early commutation. The remaining value of $7,267 was recorded as an expense in the three months ended June 30, 2005.

        Effective June 30, 2005, we entered into the 2005 Imagine Agreement to reinsure, on a 100% quota share basis, substantially all of our long-term care insurance policies in-force as of December 31, 2001. This agreement does not qualify for reinsurance treatment in accordance with generally accepted accounting principles (“GAAP”) because it does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including an experience refund provision, expense and risk charges due to the reinsurer that escalate over the life of the agreement and an aggregate limit of liability. Accordingly, the agreement is being accounted for in accordance with deposit accounting for reinsurance contracts. The agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

        The 2005 Imagine Agreement allows us to withhold all funds due to the reinsurer as a funds withheld liability, which is only recorded for statutory accounting purposes. In addition, the agreement allows us to recapture the reinsured policies on any January 1 commencing in 2008. In the event we elect to commute the agreement and recapture the reinsured policies, we will be entitled to an experience refund equal to the funds withheld liability (except as further described below). For deposit accounting purposes, the experience refund and the funds withheld liability are offset as a net deposit amount.

        The funds withheld liability and the corresponding experience refund are comprised of (1) an initial premium of $1,039,476 equal to the statutory reserves for the reinsured policies at the effective date, plus (2) future investment income, plus (3) future premiums, less (4) future losses paid, less (5) an initial ceding commission of $60,000, less (6) future expense allowances less (7) future expense and risk charges.

        The expense allowance from the reinsurer, limited to a maximum of 25% of premiums collected, is equal to:

1.	Renewal commissions paid to our agents, not to exceed 10.5% of premiums collected; plus
2.	9.2% of premiums collected; plus
3.	4.0% of paid claims.

        The expense and risk charge is equal to the sum of (1) 0.25% of total ceded statutory reserves at the end of a quarter; and (2) 0.50% of the value of the combination of any letters of credit or funds deposited in trust by the reinsurer as of the beginning of the quarter. In addition, we paid the reinsurer an initial expense and risk charge of $2,270, which is being amortized to expense over 42 months, the estimated life of the agreement.

        The 2005 Imagine Agreement contains an aggregate limit of liability, which limits the ultimate liability for paid claims of the reinsurer. The aggregate limit of liability is equal to:

1.	$100,000, plus
2.	The initial premium, less
3.	the initial ceding allowance, plus
4.	the cumulative premiums collected after the effective date, less
5.	the cumulative expense allowances reimbursed after the effective date, plus
6.	the cumulative investment income after the effective date.

        The 2005 Imagine Agreement contains commutation provisions and allows us to recapture the reinsured policies as of January 1, 2008, or on January 1 of any year thereafter. If the agreement is commuted on January 1, 2008, we will be obligated to pay an early termination fee of two quarters of expense and risk charges. We intend, but are not required, to commute the agreement on January 1, 2009, but may, if our statutory capital is sufficient, commute the agreement on January 1, 2008. Additionally, the agreement contains certain covenants and conditions that, if breached, may result in the immediate commutation of the agreement and the payment of all expense and risk charges from the period of the breach through January 1, 2008.

        In the event we do not commute the agreement on or before January 1, 2009, the expense and risk charge paid to the reinsurer will increase by 50 percent. In the event we do not commute the agreement on or before January 1, 2011, but commute at a later date, the experience refund will not exceed the statutory reserves as of the date of commutation, resulting in the forfeiture of any accumulated statutory profits.

        The agreement further requires that we maintain our financial position in good standing, including covenants regarding our financial strength ratings and risk-based capital ratios. The agreement provides for the reinsurer to require the immediate repayment of the funds withheld liability in the event of a deterioration of our financial strength. As a result of such deterioration, our expense and risk charges could be increased by 25 percent, although any additional expense and risk charges would be refunded, with interest, upon commutation of the agreement if on or before January 1, 2010.

        Our current modeling and actuarial projections suggest that it is probable that we will be able to commute the agreement, as planned, on or before January 1, 2009. In order to commute the agreement, PTNA’s and ANIC’s statutory surplus following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, we will record the necessary reserves for the business and remove the funds withheld liability in PTNA’s and ANIC’s statutory financial statements. Accordingly, our ability to commute the agreement is highly dependent upon the value of the accumulated funds withheld liability exceeding the level of required statutory reserves to be established. As of June 30, 2005, the statutory basis reserve liabilities of $1,039,476 exceeded the funds withheld liability of $979,476.

        In the event we determine that commutation of the 2005 Imagine Agreement is unlikely on or before January 1, 2009, but likely at some future date, we will include additional annual expense and risk charges in our unamortized deferred acquisition cost (“DAC”) recoverability analysis. As a result, we could impair the value of our DAC asset and record the impairment in our financial statements at that time. However, we currently believe that PTNA and ANIC will have sufficient statutory capital and surplus to commute the agreement on or before January 1, 2009 or that other alternatives, such as new reinsurance opportunities or additional capital issuance will be available to enable us to commute the agreement as planned.

        In addition to the requirement to enter into the 2001 Centre Agreement, the Plan principally:

a)	limits new investments to those rated by the NAIC as 1 or 2; and
b)	limits and requires Department approval for affiliated transactions.

        Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in twenty three states, including Pennsylvania. We have now recommenced new policy sales in twenty additional states. These forty three states represented approximately 94% of our direct premium revenue in the six months ended June 30, 2005. We are working with the remaining states to recommence new policy sales in all jurisdictions.

        The 2001 Centre Agreement granted the reinsurer an option to participate in reinsuring new business sales on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure up to 50% of future sales, subject to a limitation of the reinsurer’s risk, and we entered into another reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2002 Centre Agreement”). The 2002 Centre Agreement did not qualify for reinsurance treatment in accordance with GAAP because the agreement did not result in the reasonable possibility that the reinsurer may realize a significant loss. Accordingly, the agreement was accounted for in accordance with deposit accounting for reinsurance contracts.

        In March 2004, Centre Solutions (Bermuda) Limited notified us that it would discontinue the 2002 Centre Agreement for any new long-term care insurance policies issued after July 31, 2004. The 2002 Centre Agreement was commuted effective February 1, 2005. We recorded a gain of $815 as a result of the recapture. As part of the 2005 Imagine Agreement, Imagine International Reinsurance Limited agreed to notify us by September 30, 2005 as to whether it would provide reinsurance for newly issued policies. If we are unable to secure reinsurance for newly issued policies in the future, our statutory surplus could be negatively impacted as a result of the surplus strain caused by new premium growth.

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

        Deferred policy acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of DAC is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies. In addition, the assumptions underlying DAC and our policy benefit reserves are periodically reviewed and updated to reflect current assumptions. Whenever we determine that our DAC is not fully recoverable, we impair the carrying value of our DAC through an expense to our Consolidated Statements of Income and Comprehensive Income. DAC was fully recoverable at June 30, 2005.

        Policy premium levels. We attempt to set premium levels to maintain planned profit margins. Premium levels on new products, as well as rate increases on existing products, are subject to government review and regulation.

        Investment income and notional experience account. Our investment portfolio, excluding our notional experience account, consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates. Due to the duration of our investments (approximately 11.2 years), investment income does not immediately reflect changes in market interest rates.

        Our 2001 Centre Agreement included a provision for the maintenance of a notional experience account for our benefit upon our election to commute the agreement. We commuted the agreement effective May 24, 2005. However, throughout 2004 and until May 24, 2005, the majority of our assets were comprised of our notional experience account balance. We received a return on the notional experience account that was based on a series of benchmark indices and derivative hedges. The benchmark indices were comprised of US Treasury strips, agencies, and investment grade corporate bonds with weightings of approximately 25%, 15% and 60%, respectively, and a duration of approximately 14 years.

        We believe the return on the notional experience account represented a hybrid instrument, containing both a fixed debt host and an embedded derivative, as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). In accordance with SFAS 133, we accounted for the investment return on the experience account as follows:

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

        Upon the commutation of the 2001 Centre Agreement, the reinsurer transferred assets that closely matched the balance, yield and duration of the notional experience account and underlying benchmark indices to us effective May 24, 2005.

        Lapsation and persistency. Both lapsation and persistency relate to the renewal of insurance policies. Lapsation is the termination of a policy by non-renewal. Generally, lapsation is automatic if and when premiums become more than 31 days overdue, although, in some cases, a lapsed policy may be reinstated within six months. Persistency represents the percentage of premiums renewed.

        Policies renew or lapse for a variety of reasons, both internal and external. We believe that our efforts to address policyholder concerns or questions help to encourage policy renewals. We work closely with our licensed agents, who play an integral role in policy persistency and policyholder communication.

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

        Lapsation and persistency can both positively and adversely affect future earnings. Reduced lapsation and higher persistency may result in higher renewal premiums, lower amortization of DAC and a greater percentage of lower-risk policyholders, but may lead to increased claims in future periods. Higher lapsation can result in reduced premium collection, a greater percentage of higher-risk policyholders, and accelerated expensing of DAC. However, higher lapsation may also lead to decreased claims in future periods.

Results of Operations
Three Months Ended June 30, 2005 and 2004

         Premiums. Total premium revenue in the three month period ended June 30, 2005 (the “2005 quarter”), including long-term care, disability, life and Medicare supplement, decreased 0.9% to $78,482, compared to $79,197 in the same period in 2004 (the “2004 quarter”).

        Total first year premium revenue in the 2005 quarter increased 13.0% to $3,079, compared to $2,726 in the 2004 quarter. First year long-term care premium revenue in the 2005 quarter increased 21.0% to $3,062, compared to $2,530 in the 2004 quarter. We believe that the increase in first year premiums is due to (1) the recommencement of sales in additional states during 2004 and 2005, (2) the engagement of additional independent agents that had not previously sold our policies, and (3) the introduction of our new long-term care products, which have higher annual premiums than our previously sold long-term care products. We anticipate that first year premium revenue will continue to increase as independent agents that sold our policies prior to the cessation of sales are reengaged and independent agents that had not previously sold our policies are recruited. In addition, we anticipate that first year premium will continue to increase as sales levels increase in states in which we have recently begun to write new business and as we recommence sales in additional states in which we are currently not writing new business.

        Total renewal premium revenue in the 2005 quarter decreased 1.4% to $75,403 compared to $76,471 in the 2004 quarter. Renewal long-term care premium revenue in the 2005 quarter decreased 1.5% to $72,274, compared to $73,388 in the 2004 quarter. The decrease in renewal premium revenue is due to the lapsation of existing policies. We anticipate that we will continue to experience reduced levels of renewal premium revenue until the level of new premium revenue is sufficient to offset the lapsation of existing policies. Our persistency was 82.4% and 87.7% in the 2005 and 2004 quarters, respectively.

        Net investment income. Net investment income earned for the 2005 quarter increased 10.5% to $12,757, from $11,542 for the 2004 quarter.

        Our average yield on invested assets at cost, including the notional experience account, cash and cash equivalents, was 5.09% and 5.20% in the 2005 and 2004 quarters, respectively. The investment income component of our notional experience account generated $7,078 and $11,497 in the 2005 and 2004 quarters, respectively. The yield on our notional experience account was 5.28% and 5.69% in the 2005 and 2004 quarters, respectively. The decrease in our average yield is due to a decrease in market interest rates, which had the greatest impact on our notional experience account. The notional experience account yielded a fixed return based upon the yield to maturity of the underlying benchmark indices, which were comprised of U.S. Treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and had a duration of approximately 14 years. The notional experience account no longer exists due to the commutation of the 2001 Centre Agreement. In addition, investment income increased due to an increase in total investments, which includes the notional experience account, cash and cash equivalents.

        Market gain (loss) on notional experience account. We recorded a market gain on our notional experience account balance of $49,387 in the 2005 quarter compared to a market loss of $63,697 in the 2004 quarter. During the 2005 quarter, interest rates decreased, leading to a market gain on the notional experience account. During the 2004 quarter, interest rates increased, leading to a market loss on the notional experience account. The notional experience account no longer exists due to the commutation of the 2001 Centre Agreement.

        Change in preferred interest on early conversion. The fair value of the embedded derivative was $334 and $3,542 as of June 30, 2005 and 2004, respectively. We recorded income of $429 and $782 in the 2005 and 2004 quarters, respectively, to reflect the change in value of the preferred interest on early conversion. We believe that the value of the embedded derivative is significantly affected by the ability of investors to liquidate their shares in the market. We further believe that the number of shares of our common stock outstanding and the average daily trading volume of our common stock provide an indication of the ability of the market to bear additional sales of stock without a material reduction in the current market value of those shares. The value of the embedded derivative decreased in the 2005 quarter as a result of $6,128 of conversions and the decrease in the value of the interest we would pay upon the conversion due to the shortening of the time period between the date of conversion and October 15, 2005. The value of the embedded derivative decreased during the 2004 quarter due to $7,125 of conversions. If we assumed that all holders converted on June 30, 2005, without giving any consideration to the relationship of the current share price to the conversion price or to the impact of this level of conversions on the stock price, the value of the embedded derivative would be $1,523. If actual experience deviates from current assumptions, our financial results may be significantly impacted in future periods.

        Other income. We recorded $2,104 in other income during the 2005 quarter, an increase from $1,421 in the 2004 quarter. The increase was due to a gain of $815 recorded as a result of the recapture of the 2002 Centre Agreement. This increase was partially offset by a decrease of $120 in the income generated from our ownership of corporate owned life insurance policies due to a reduced principal balance and a decrease in market interest rates.

        Benefits to policyholders. Total benefits to policyholders in the 2005 quarter increased 16.8% to $66,283, compared to $56,768 in the 2004 quarter. Our loss ratio, or policyholder benefits to premium revenue, was 84.5% in the 2005 quarter, compared to 71.7% in the 2004 quarter. The loss ratio increased due to an increase in claim reserves of approximately $5,000 as a result of the utilization of a lower discount rate due to the lower earnings rate of our investment portfolio after the commutation of the 2001 Centre Agreement.

        Historically, more new claims are reported during the first quarter than in later quarters. This seasonality generates higher incurred claim ratios in the first quarter than in subsequent quarters. Management employs these seasonal assumptions throughout the year in the establishment of its claim reserves so that it can more consistently monitor loss ratio variances from its expectations based upon other significant factors such as claims duration and incidence. Management estimates that seasonality would have otherwise resulted in approximately $2,758 and $2,726 in higher incurred claims in the 2005 and 2004 quarters, respectively, and as a result established lower claim reserves during both quarters to reflect this seasonal variation.

         Commissions. Commissions to agents decreased 2.3% to $9,582 in the 2005 quarter, compared to $9,806 in the 2004 quarter.

        First year commissions on accident and health business in the 2005 quarter increased 20.9% to $1,953, compared to $1,616 in the 2004 quarter, due to the increase in first year accident and health premium revenue. The ratio of first year accident and health commissions to first year accident and health premium revenue was 63.4% in the 2005 quarter and 59.3% in the 2004 quarter. The increase in the first year commission ratio for the 2005 quarter compared to the 2004 quarter is due to the decreased portion of premium revenue attributable to the sale of our Secured Risk and Medicare supplement policies in the 2005 quarter. These policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies. We believe that this ratio will continue to increase as sales of our individual long-term care policies increase as a percentage of total sales.

        Renewal commissions on accident and health business in the 2005 quarter decreased 6.2% to $8,315, compared to $8,863 in the 2004 quarter, due to the decrease in renewal accident and health premium revenue. The ratio of renewal accident and health commissions to renewal accident and health premiums was 11.1% in the 2005 quarter and 11.7% in the 2004 quarter. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001. We do not pay commissions on the additional premium collected as a result of a rate increase, which reduces the ratio of renewal commissions to renewal premium revenue.

        Net policy acquisition costs amortized. The net policy acquisition costs amortized in the 2005 quarter decreased to $2,058, compared to $4,447 in the 2004 quarter.

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

        The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. The decrease in net policy acquisition costs amortized is partially due to the increase in new business sales in the 2005 quarter compared to the 2004 quarter.

        General and administrative expenses. General and administrative expenses in the 2005 quarter increased 3.0% to $13,691, compared to $13,297 in the 2004 quarter. The ratio of total general and administrative expenses to premium revenues was 17.4% in the 2005 quarter, compared to 16.8% in the 2004 quarter.

        The increase in the 2005 quarter compared to the 2004 quarter was primarily due to increased accounting and actuarial fees related to the restatement of our Form 10-K for the year ended December 31, 2004 and our Form 10-Qs for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. In addition, legal fees related to litigation that is in the final phases of settlement discussions increased in the 2005 quarter compared to the 2004 quarter. These increases were partially offset by a decrease in amortization of our warrants related to the 2001 Centre Agreement as a result of the commutation of the agreement effective May 24, 2005.

        Commutation expense. The 2001 Centre Agreement was commuted effective May 24, 2005. We recorded a termination fee paid to Centre of $18,300 in the 2005 quarter related to the early commutation of this agreement.

        Reinsurance warrants expense. As part of the 2001 Centre Agreement, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants were exercisable through December 31, 2007 and, if they were exercised and the underlying shares of convertible preferred stock were converted, would represent 15% of our Company’s then outstanding common stock on a fully diluted basis. If the agreement was not commuted on December 31, 2007, the reinsurer could have exercised the fourth tranche of warrants, representing an additional 20% of the then outstanding common stock on a fully diluted basis.

         The warrants were part of the consideration for the 2001 Centre Agreement and the original fair value of $15,855 was recorded as a deferred reinsurance premium and was being amortized to expense over the anticipated life of the agreement, which was six years. The warrants were forfeited as part of the early commutation of the agreement. The remaining value of $7,267 was recorded as an expense in the 2005 quarter.

        Expense and risk charges on reinsurance. Our 2001 Centre Agreement provided the reinsurer with annual expense and risk charges, which were credited against our notional experience account in the event of future commutation of the agreement. The annual charge consisted of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2005 and 2004 quarters, we incurred charges of $2,834 and $2,807, respectively, for this item.

        Excise tax expense. We were subject to an excise tax for premium payments made to a foreign reinsurer equal to one percent of the net premium revenue ceded to the foreign reinsurer. We recorded $20 and $746 for excise tax expenses in the 2005 and 2004 quarters, respectively. The amount decreased in the 2005 quarter due to the commutation of the 2001 Centre Agreement effective May 24, 2005 and due to a refund filed for the return of a portion of the excise taxes paid during the last three years.

        Interest expense. Interest expense in the 2005 quarter decreased 30.1% to $1,517, compared to $2,171 in the 2004 quarter. The interest expense in both the 2005 and 2004 quarters is primarily related to our convertible subordinated notes, which pay interest at an annual percentage rate of 6.25%. Holders of our convertible subordinated notes are entitled to convert their notes into shares of our common stock before October 15, 2005 and receive a discounted amount of interest that they would have otherwise received through October 15, 2005 had they not converted the notes. We incurred $166 of interest expense from the conversion of $6,128 in convertible subordinated notes during the 2005 quarter. We incurred $671 of interest expense from the conversion of $7,125 in convertible subordinated notes during the 2004 quarter. In addition, interest expense was also decreased due to a reduction in outstanding notes due to the conversions.

        Federal income tax (provision) benefit. Our provision for Federal income taxes was $7,511 in the 2005 quarter, compared to a benefit of $20,676 in the 2004 quarter. The effective tax rate of 35% and 34% in the 2005 and 2004 quarters, respectively, is based on permanent differences between GAAP and tax accounting.

Six Months Ended June 30, 2005 and 2004

         Premiums. Total premium revenue in the six month period ended June 30, 2005 (the “2005 period”), including long-term care, disability, life and Medicare supplement, decreased 2.0% to $158,294, compared to $161,485 in the same period in 2004 (the “2004 period”).

        Total first year premium revenue in the 2005 period increased 10.0% to $5,972, compared to $5,427 in the 2004 period. First year long-term care premium revenue in the 2005 period increased 16.0% to $5,780, compared to $4,985 in the 2004 period. We believe that the increase in first year premiums is due to (1) the recommencement of sales in additional states during 2004 and 2005, (2) the engagement of additional independent agents that had not previously sold our policies, and (3) the introduction of our new long-term care products, which have higher annual premiums than our previously sold long-term care products. We anticipate that first year premium revenue will continue to increase as independent agents that sold our policies prior to the cessation of sales are reengaged and independent agents that had not previously sold our policies are recruited. In addition, we anticipate that first year premium will continue to increase as sales levels increase in states in which we have recently begun to write new business and as we recommence sales in additional states in which we are currently not writing new business.

        Total renewal premium revenue in the 2005 period decreased 2.4% to $152,322 compared to $156,058 in the 2004 period. Renewal long-term care premium revenue in the 2005 period decreased 2.8% to $145,669, compared to $149,829 in the 2004 period. The decrease in renewal premium revenue is due to the lapsation of existing policies. We anticipate that we will continue to experience reduced levels of renewal premium revenue until the level of new premium revenue is sufficient to offset the lapsation of existing policies. Our persistency was 85.9% and 87.6% in the 2005 and 2004 periods, respectively.

        Net investment income. Net investment income earned for the 2005 period increased 11.4% to $25,093, from $22,529 for the 2004 period.

        Our average yield on invested assets at cost, including the notional experience account, cash and cash equivalents, was 5.06% and 5.10% in the 2005 and 2004 periods, respectively. The investment income component of our notional experience account generated $18,856 and $22,408 in the 2005 and 2004 periods, respectively. The yield on our notional experience account was 5.26% and 5.56% in the 2005 and 2004 periods, respectively. The decrease in our average yield is due to a decrease in market interest rates, which had the greatest impact on our notional experience account. The notional experience account yielded a fixed return based upon the yield to maturity of the underlying benchmark indices, which were comprised of U.S. Treasury strips, agencies and investment grade corporate bonds with weightings of approximately 25%, 15% and 60%, respectively, and had a duration of approximately 14 years. The notional experience account no longer exists due to the commutation of the 2001 Centre Agreement. In addition, investment income increased due to an increase in total investments, which includes the notional experience account, cash and cash equivalents.

        Market gain (loss) on notional experience account. We recorded a market gain on our notional experience account balance of $48,799 in the 2005 period compared to a market loss of $28,049 in the 2004 period. During the 2005 period, interest rates decreased, leading to a market gain on the notional experience account as compared to the 2004 period in which market rates increased. The notional experience account no longer exists due to the commutation of the 2001 Centre Agreement.

        Change in preferred interest on early conversion. The fair value of the embedded derivative was $334 and $3,542 as of June 30, 2005 and 2004, respectively. We recorded income of $1,069 and an expense of $36 in the 2005 and 2004 periods, respectively, to reflect the change in value of the preferred interest on early conversion. We believe that the value of the embedded derivative is significantly affected by the ability of investors to liquidate their shares in the market. We further believe that the number of shares of our common stock outstanding and the average daily trading volume of our common stock provide an indication of the ability of the market to bear additional sales of stock without a material reduction in the current market value of those shares. If we assumed that all holders converted on June 30, 2005, without giving any consideration to the relationship of the current share price to the conversion price or to the impact of this level of conversions on the stock price, the value of the embedded derivative would be $1,523. If actual experience deviates from current assumptions, our financial results may be significantly impacted in future periods.

        Other income. We recorded $3,502 in other income during the 2005 period, an increase from $3,042 in the 2004 period. The increase was due to a gain of $815 recorded as a result of the recapture of the 2002 Centre Agreement. This increase was partially offset by a decrease of $254 in the income generated from our ownership of corporate owned life insurance polices due to a reduced principal balance and a decrease in market interest rates.

        Benefits to policyholders. Total benefits to policyholders in the 2005 period increased 8.8% to $126,385, compared to $116,154 in the 2004 period. Our loss ratio, or policyholder benefits to premium revenue, was 79.8% in the 2005 period, compared to 71.9% in the 2004 period. The loss ratio increased due to an increase in claim reserves of approximately $5,000 as a result of the utilization of a lower discount rate due to the lower earnings rate of our investment portfolio after the commutation of the 2001 Centre Agreement.

        Historically, more new claims are reported during the first quarter than in later quarters. This seasonality generates higher incurred claim ratios in the first quarter than in subsequent quarters. Management employs these seasonal assumptions throughout the year in the establishment of its claim reserves so that it can more consistently monitor loss ratio variances from its expectations based upon other significant factors such as claims duration and incidence. Management estimates that seasonality would have otherwise resulted in approximately $2,758 and $2,726 in higher incurred claims in the 2005 and 2004 periods, respectively, and as a result established lower claim reserves during both periods to reflect this seasonal variation.

         Commissions. Commissions to agents decreased 4.4% to $19,342 in the 2005 period, compared to $20,227 in the 2004 period.

        First year commissions on accident and health business in the 2005 period increased 16.1% to $3,657, compared to $3,151 in the 2004 period, primarily due to the increase in first year accident and health premium revenue. The ratio of first year accident and health commissions to first year accident and health premium revenue was 61.2% in the 2005 period and 58.1% in the 2004 period. The increase in the first year commission ratio for the 2005 period compared to the 2004 period is due to the decreased portion of premium revenue attributable to the sale of our Secured Risk and Medicare supplement policies in the 2005 period. These policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies. We believe that this ratio will continue to increase as sales of our individual long-term care policies increase as a percentage of total sales.

        Renewal commissions on accident and health business in the 2005 period decreased 7.6% to $16,922, compared to $18,306 in the 2004 period, due to the decrease in renewal accident and health premium revenue. The ratio of renewal accident and health commissions to renewal accident and health premiums was 11.2% in the 2005 period and 11.8% in the 2004 period. We have implemented premium rate increases on a majority of policies written prior to December 31, 2001. We do not pay commissions on the additional premium collected as a result of a rate increase, which reduces the ratio of renewal commissions to renewal premium revenue.

        Net policy acquisition costs amortized. The net policy acquisition costs amortized in the 2005 period decreased to $3,979, compared to $8,402 in the 2004 period.

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

        The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. The decrease in net policy acquisition costs amortized is partially due to the increase in new business sales in the 2005 period compared to the 2004 period.

        General and administrative expenses. General and administrative expenses in the 2005 period increased 0.1% to $26,807, compared to $26,773 in the 2004 period. The ratio of total general and administrative expenses to premium revenues was 16.9% in the 2005 period, compared to 16.6% in the 2004 period.

        The increase in the 2005 period compared to the 2004 period was primarily due to increased accounting and actuarial fees related to the restatement of our Form 10-K for the year ended December 31, 2004 and our Form 10-Qs for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. In addition, legal fees related to litigation that is in the final phases of settlement discussions increased in the 2005 period compared to the 2004 period. These increases were partially offset by a decrease in amortization of our warrants related to the 2001 Centre Agreement as a result of the commutation of the agreement effective May 24, 2005.

        Litigation accrual expense. While there can be no assurance, we believe that we will reach a settlement with plaintiffs in a class action lawsuit that has been filed against us, for which we accrued an expense amount that we believe represents our most probable outcome. During the 2005 period, we increased this accrued amount by $900 based upon our most recent best estimate. The total accrued as of June 30, 2005 is $3,900.

        Commutation expense. The 2001 Centre Agreement was commuted effective May 24, 2005. We recorded a termination fee paid of $18,300 in the 2005 period related to the early commutation of this agreement.

        Reinsurance warrants expense. As part of the 2001 Centre Agreement, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The first three tranches of warrants were exercisable through December 31, 2007 and, if they were exercised and the underlying shares of convertible preferred stock were converted, would represent 15% of our Company’s then outstanding common stock on a fully diluted basis. If the agreement was not commuted on December 31, 2007, the reinsurer could have exercised the fourth tranche of warrants, representing an additional 20% of the then outstanding common stock on a fully diluted basis.

         The warrants were part of the consideration for the 2001 Centre Agreement and the original fair value of $15,855 was recorded as a deferred reinsurance premium and was being amortized to expense over the anticipated life of the agreement, which was six years. The warrants were forfeited as part of the early commutation of the agreement. The remaining value of $7,267 was recorded as an expense in the 2005 period.

        Expense and risk charges on reinsurance. Our 2001 Centre Agreement provided the reinsurer with annual expense and risk charges, which were credited against our notional experience account in the event of future commutation of the agreement. The annual charge consisted of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business. In the 2005 and 2004 periods, we incurred charges of $5,668 and $5,615, respectively, for this item.

        Excise tax expense. We were subject to an excise tax for premium payments made to a foreign reinsurer equal to one percent of the net premium revenue ceded to the foreign reinsurer. We recorded $749 and $1,529 for excise tax expenses in the 2005 and 2004 periods, respectively. The amount decreased in the 2005 period due to the commutation of the 2001 Centre Agreement effective May 24, 2005 and due to a refund filed for the return of a portion of the excise taxes paid during the last three years.

        Interest expense. Interest expense in the 2005 period decreased 41.9% to $3,482, compared to $5,988 in the 2004 period. The interest expense in both the 2005 and 2004 periods is primarily related to our convertible subordinated notes, which pay interest at an annual percentage rate of 6.25%. We incur additional interest expense related to the conversion of our convertible subordinated notes.  Holders of our convertible subordinated notes are entitled to convert their notes into shares of our common stock before October 15, 2005 and receive a discounted amount of interest that they would have otherwise received through October 15, 2005 had they not converted the notes. We incurred $456 of interest expense from the conversion of $12,477 in convertible subordinated notes during the 2005 period. We incurred $2,475 of interest expense from the conversion of $24,305 in convertible subordinated notes during the 2004 period. In addition interest expense was also decreased due to a reduction in outstanding notes due to the conversions.

        Federal income tax (provision) benefit. Our provision for Federal income taxes was $8,328 in the 2005 period, compared to a benefit of $8,675 in the 2004 period. The effective tax rate of 35% and 34% in the 2005 and 2004 periods, respectively, is based on permanent differences between GAAP and tax accounting.

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

        In the 2005 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing.  Our cash decreased $9,020 in the 2005 period primarily due to the purchase of $25,845 in bonds and deposits of $11,923 to the notional experience account.  Our cash increased during the period due to sale of $20,773 in bonds and the sale of $4,506 of property and equipment related to our sale/leaseback agreement.  This was supplemented by $3,970 from operations.  The major source of cash from operations was premium revenue and investment income received and the major use of cash was for claims paid to policyholders and commissions paid to agents.

        In the 2004 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash decreased $1,521 in the 2004 period primarily due to payments made to our reinsurer of $30,617 and the purchase of $28,910 in bonds. Our cash was increased during the period primarily due to $16,000 in additional funds generated from the issuance of convertible subordinated debt. This was supplemented by $15,075 from operations. The major source of cash from operations was premium revenue and investment income received and the major use of cash was for claims paid to policyholders and commissions paid to agents.

        At June 30, 2005, our total principal payment and lease obligations through 2009 were as follows:

	Debt	Lease Obligations	Total
2005	$--	$1,400	$1,400
2006	--	2,689	2,689
2007	--	862	862
2008	74,116	214	74,330
2009	--	170	170

	$74,116	$5,335	$79,451

Parent company operations

        The cash flow needs of the parent company primarily include interest payments on outstanding debt and operating expenses. Historically, the funding had been primarily derived from the issuance of debt securities, the operating cash flow of our agency subsidiaries and dividends from the insurance subsidiaries. However, the dividend capabilities of the insurance subsidiaries are limited and we may need to rely upon our ability to raise additional capital and the operating cash flow of our agency subsidiaries to meet current liquidity needs. We believe that our current cash on hand and the operating cash flow of our agency subsidiaries will be sufficient to service our debt obligations through at least April 15, 2006 and potentially through October 15, 2006, depending on our parent company expenses and our insurance subsidiaries’ surplus needs. If we are unable to generate sufficient funds through operations or raise additional capital to meet our debt service obligations on or after October 15, 2006, or if our assumptions about our ability to service our debt prior to 2006 are not correct, we may default on our debt obligations. We believe we will need to raise additional capital to satisfy any parent company liquidity needs, including debt service payments, beyond October 2006, particularly if the price of our common stock on or after October 15, 2005 is insufficient to cause mandatory conversion of our 2008 Notes. Our 6 1/4% Convertible Subordinated Notes due 2008 will be automatically converted on the first date on or after November 4, 2005 on which the average of the closing price of our common stock on 15 consecutive preceding trading days is equal to or greater than $7.70, which is 110% of the conversion price.

        Our anticipated cash needs for the remainder of 2005 are as follows:

Debt interest payments	$2,169
Litigation settlements	4,238
Parent expenses	600

Cash requirements	$7,007

        Our anticipated sources to meet our 2005 obligations are:

Cash and investments on hand	$9,600
Subsidiary sources	750

Cash sources	$10,350

        There can be no assurance that we will be able to access the capital markets to raise funds necessary to meet our future obligations.

          Subsidiary operations

        The majority of our insurance subsidiaries’ cash flow results from our existing long-term care policies, which had been ceded to the reinsurer under the 2001 Centre Agreement and are currently ceded to our new reinsurer under the 2005 Imagine Agreement. Our subsidiaries’ ability to meet additional liquidity needs and cover fixed expenses in the future is highly dependent upon our ability to issue new policies and to control expense growth. Our future growth and new policy issuance is dependent upon our ability to continue to expand our historical markets, retain and expand our network of agents and effectively market our products and fund our marketing and expansion while maintaining minimum statutory levels of capital and surplus required to support such growth.

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

        PTNA and ANIC have not paid any dividends to the parent company for the past four years and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. We do not anticipate that American Independent Network Insurance Company of New York will make a dividend payment to the parent company in 2005.

         Forward Looking Statements

        Certain statements made by us in this report may be considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. An investment in our securities includes certain risks, which may be specific to us or to the long-term care insurance industry. Factors which could cause actual results to differ from expectations include, among others, our ability to comply with the Corrective Action Plan, the Florida Consent Order, the orders or directives of other states in which we do business or any special provisions imposed by states in connection with the resumption of writing new business, whether our Corrective Action Plan will be accepted and approved by all states, our ability to meet our future risk-based capital goals, the adverse financial impact of suspending new business sales, our ability to raise adequate capital to meet regulatory requirements and to support anticipated growth, our ability to service and refinance, convert or repay our convertible subordinated notes, the cost associated with recommencing new business sales, liquidity needs and debt obligations, the adequacy of our loss reserves and the recoverability of our DAC asset, our ability to sell insurance products in certain states, our ability to enter into a reinsurance agreement for policies sold after July 31, 2004, our ability to resume generating new business in all states, our ability to commute our reinsurance agreement and to recapture our reinsured policies, our ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of our capital and surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, our ability to defend ourselves against adverse litigation or to settle such matters, implementation of approved and pending premium rate increases, policyholder persistency and our ability to recapture, expand and retain our network of productive independent agents, especially in light of the suspension of new business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands)

        We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. A significant portion of our assets and liabilities are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures relate to interest rate risk on our fixed rate long-term and medium-term instruments and, to a lesser extent, short-term instruments. We have established strategies, asset quality standards, asset allocations and other relevant criteria for our portfolio to manage our exposure to market risk.

        Our financial instruments are held for purposes other than trading. Our portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions.

        We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 45.8% of total liabilities, excluding the payable for securities relating to the commutation of the 2001 Centre Agreement). Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation.

        The hypothetical effects of changes in market rates or prices on the fair values of our financial instruments as of June 30, 2005, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

        If interest rates had increased by 100 basis points at June 30, 2005, there would have been a decrease of approximately $130,000 in the net fair value of our investment portfolio less our long-term debt. A 200 basis point increase in market rates at June 30, 2005 would have resulted in a decrease of approximately $243,000 in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $150,000 and $322,000 respectively, in the net fair value of our total investments and debt. This increase or decrease in fair value is representative of the value we would receive if our investments were liquidated or sold in a different interest rate environment. We assume, however, that the proceeds would be reinvested at the prevailing market interest rates, producing substantially similiary long-term economic returns as we currently expect to realize.

        We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. However, we believe that the amount we have invested in these instruments and their broadly defined payment parameters sufficiently outweigh the cost of computer models necessary to accurately predict the possible impact on our investment income of hypothetical effects of changes in market rates or prices on the fair values of financial instruments as of June 30, 2005.

Item 4. Controls and Procedures

        Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

        This Quarterly Report on Form 10-Q was not filed within the prescribed time period due to the commutation of the Company’s reinsurance agreement with Centre Solutions (Bermuda) Limited and the subsequent execution of a new reinsurance agreement with Imagine International Reinsurance Limited. Both of these agreements were finalized on July 28, 2005 but were effective May 24, 2005 and June 30, 2005, respectively. The delay was caused by the July 28, 2005 execution of these agreements and the resources and time needed to obtain the information necessary to properly record and disclose the effects of the agreements in the Company’s financial statements.

PART II      OTHER INFORMATION

Item 1. Legal Proceedings (amounts in thousands)

        The Company and its subsidiaries are parties to various lawsuits generally arising in the normal course of their business. While the outcome of any single lawsuit could have a material impact upon the Company’s financial results for the period in which it occurs, the Company does not believe that the eventual outcome of the majority of these lawsuits is likely to have a material adverse effect on its overall financial condition or results of operations. However, the matters specifically described below are currently viewed by management as potentially material and, in the event of an unfavorable outcome, any one of these matters could have a material adverse effect on the Company’s financial condition and results of operations.

        The Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division (Forest, et al. v. Penn Treaty Network America Insurance Company).  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. In their complaint, plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the plaintiffs and the class, and allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution and pray for relief in the form of compensatory damages and restitution, an order of reformation of the policies, and attorney fees and court costs.  No amounts were specified for compensatory damages and restitution.  On August 23, 2005, the court preliminarily approved a settlement negotiated between the parties and certified, for settlement purposes only, a proposed national class.  A final hearing will be held before the court on December 14, 2005 to consider the fairness, reasonableness and adequacy of the proposed settlement, as well as the application for awards to class representatives, for attorneys’ fees, and for expense reimbursement.

        The Company and PTNA are defendants in an action in the Orange County Superior Court in the state of California (Bartolini, et al. v. Penn Treaty Network America Insurance Company).  Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public.  In their complaint, plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long-term care insurance policies.  Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies, and attorney fees and court costs.  No amounts were specified for compensatory damages and restitution.  On August 23, 2005, the court in the Florida matter above preliminarily approved a settlement negotiated between the parties and certified, for settlement purposes only, a proposed national class which, if finally approved, would also resolve this matter pursuant to the agreement between the parties.  A final hearing will be held in the Florida matter before the court on December 14, 2005 to consider the fairness, reasonableness and adequacy of the proposed settlement, as well as the application for awards to class representatives, for attorneys’ fees, and for expense reimbursement.

        PTNA is a defendant in an action in the Los Angeles County Superior Court in the state of California (Westfall, et al. v. Penn Treaty Network America Insurance Company).  Plaintiffs filed this matter on May 28, 2004 on behalf of themselves and all other persons similarly situated and the general public.  Plaintiffs allege wrongdoing in connection with the payment of long-term care insurance claims.  Plaintiffs allege violations of the California Consumer Legal Remedies Act, the California Business and Professions Code, breach of the implied duty of good faith and fair dealing, financial elder abuse and pray for relief in the form of compensatory damages and restitution, punitive damages, an accounting, attorney fees and court costs.  No amounts were specified for compensatory damages and restitution or punitive damages.  PTNA removed this case to United States District Court for the Central District of California in March 2005.  While, the Company believes that the complaint is without merit and intends to continue to defend the matter vigorously, the Company has engaged in settlement discussions.

        PTNA is a party to a reinsurance agreement to cede the risk of certain home health care claims that extend beyond 36 months. The reinsurance recoverable related to this treaty was $11,546 and $11,236 at March 31, 2005 and December 31, 2004, respectively. The reinsurer has notified PTNA that it believes that PTNA is in breach of its current agreement as a result of entering into the 2001 Centre Agreement without the prior written approval of the reinsurer.  PTNA has contested this assertion of breach based upon its verbal and written notification to the reinsurer prior to entering into the 2001 Centre Agreement.   In addition, PTNA believes that the 2001 Centre Agreement substantially improved PTNA’s financial strength and actually benefited the reinsurer. In May 2005, PTNA notified the reinsurer that PTNA was initiating arbitration proceedings. The ultimate resolution of this dispute cannot be determined at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On May 13, 2005, we issued 16,250 shares of common stock as compensation to individuals affiliated with Philadelphia Brokerage Corporation, our financial advisor, in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended. On April 29, 2005 and May 31, 2005 we issued 654 and 923 shares, respectively, of common stock as compensation to LTC Exchange Ltd., in a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The Company’s Annual Meeting of Shareholders was held on June 2, 2005. At this meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below each matter.

1.	To elect three persons to the Company’s Board of Directors as Class III Directors to serve until the 2008 Annual Meeting of Shareholders and until their successors are elected and have been qualified.

	For	Against	Abstentions	Broker Non-Votes
a) Francis R. Grebe	40,682,265	698,149	0	0
b) Gary E. Hindes	40,767,239	613,175	0	0
c) Peter M. Ross	40,725,352	655,062	0	0

2.	To ratify the selection of PricewaterhouseCoopers LLP as the independent public auditors for the Company and its subsidiaries for the year ending December 31, 2005.

For	Against	Abstentions	Broker Non-Votes
41,230,185	36,249	113,980	0

3.	To approve the amendment of the Restated and Amended Articles of Incorporation of Penn Treaty, as amended, in the discretion of the Board of Directors, to effect a 1-for-4 reverse stock split.

For	Against	Abstentions	Broker Non-Votes
40,540,527	773,369	66,518	0

4.	To transact other business that properly comes before the Annual Meeting, or any adjournments or postponements.

For	Against	Abstentions	Broker Non-Votes
37,473,966	3,026,889	879,559	0

Item 5. Other Information

        None

Item 6. Exhibits

Exhibit Number	Description

10.1	Compensatory arrangement with Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K ( File No. 001-14681) filed on June 8, 2005).

10.2	Compensatory arrangement with President and Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-14681) filed on June 8, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN TREATY AMERICAN CORPORATION
Registrant

Date: September 26, 2005	/s/ William W. Hunt William W. Hunt President and Chief Executive Officer

Date: September 26, 2005	/s/ Mark Cloutier Mark Cloutier Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Compensatory arrangement with Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K ( File No. 001-14681) filed on June 8, 2005).

10.2	Compensatory arrangement with President and Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-14681) filed on June 8, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.