Form 10-Q/A
period 2004-09-30
PENN TREATY AMERICAN CORP
filed 2005-09-28
CIK 814181

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends Penn Treaty American Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, as filed on November 15, 2004, to restate its previously issued financial statements as described herein. This Form 10-Q/A further amends Penn Treaty American Corporation’s previously filed Form 10-Q to include in Part I, Item 4, “Controls and Procedures,” the revised conclusion of the principal executive officer and principal financial officer regarding the effectiveness of Penn Treaty American Corporation’s disclosure controls and procedures as of September 30, 2004. No other disclosures have been updated or modified and no other changes have been made in this Form 10-Q/A, except to comply with changes in the SEC’s requirements for Quarterly Reports on Form 10-Q.

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

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (amounts in thousands, except per share data)
	September 30, 2004 Restated (1)	December 31, 2003 Restated (1)
ASSETS	(unaudited)
Investments:
Bonds, available for sale at market (cost of $59,617 and $42,933, respectively) (2)	$60,200	$43,853
Policy loans	342	288

Total investments	60,542	44,141
Cash and cash equivalents (2)	2,851	12,808
Property and equipment, at cost, less accumulated depreciation of
$10,478 and $9,635, respectively	16,910	16,149
Unamortized deferred policy acquisition costs	151,109	160,758
Receivables from agents, less allowance for
uncollectible amounts of $475 and $404, respectively	1,075	1,407
Accrued investment income	722	604
Goodwill	20,360	20,360
Receivable from reinsurers	23,242	23,934
Corporate owned life insurance	53,300	53,220
Experience account due from reinsurer	873,902	784,778
Other assets	18,717	27,335

Total assets	$1,222,730	$1,145,494

LIABILITIES
Policy reserves:
Accident and health	$551,703	$518,600
Life	12,789	12,871
Claim reserves	331,940	340,981
Accounts payable and other liabilities	19,395	21,747
Long-term debt, less discount of $1,434 and $1,625, respectively	79,252	88,467
Preferred interest on early conversion	1,291	3,018
Deferred income taxes	29,442	15,731

Total liabilities	1,025,812	1,001,415

Commitments and contingencies (see note 5)	--	--
SHAREHOLDERS' EQUITY

Preferred stock, par value $1.00; 5,000 shares authorized, none outstanding	--	--
Common stock, par value $.10; 150,000 shares authorized;
41,621 and 25,645 shares issued, respectively	4,162	2,565
Additional paid-in capital	132,510	105,926
Accumulated other comprehensive income	379	598
Retained earnings	66,572	41,695

	203,623	150,784
Less 915 common shares held in treasury, at cost	(6,705)	(6,705)

Total shareholders' equity	196,918	144,079

Total liabilities and shareholders' equity	$1,222,730	$1,145,494

(1)	See Note 1 to consolidated financial statements.
(2)	Cash and investments of $30,869 and $28,490, respectively, are restricted as to use (see Note 7).

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income (amounts in thousands, except per share data)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2004 Restated (1)		2003 Restated (1)		2004 Restated (1)		2003 Restated (1)
Revenues:	(unaudite	d)	(unaudite	d)	(unaudite	d)	(unaudite	d)
Premium revenue	$80,309		$81,471		$241,795		$243,756
Net investment income	12,055		11,144		34,584		32,064
Net realized capital (loss) gain	(31)		16		148		265
Market gain (loss) on notional experience account	54,438		(34,540)		26,388		8,726
Change in preferred interest on early conversion liability	2,251		(354)		2,215		(267)
Other income	1,180		1,719		4,222		6,162

	150,202		59,456		309,352		290,706

Benefits and expenses:
Benefits to policyholders	56,256		63,618		172,412		189,388
Commissions	9,564		10,234		29,792		31,198
Net policy acquisition costs amortized	1,246		3,870		9,649		8,707
General and administrative expense	12,672		14,118		39,446		44,222
Expense and risk charges on reinsurance	2,807		2,768		8,422		8,305
Excise tax expense	730		961		2,259		2,136
Interest expense	1,851		2,225		7,838		5,807

	85,126		97,794		269,818		289,763

Income loss before federal income taxes	65,076		(38,338)		39,534		943
Federal income tax (provision) benefit	(23,336)		13,032		(14,657)		(319)

Net income (loss)	41,740		(25,306)		24,877		624

Other comprehensive income (loss):
Unrealized holding gain (loss) arising during period	743		(853)		(189)		170
Income tax (provision) benefit from unrealized holdings	(260)		298		66		(58)
Reclassification of losses (gains) included in net income	31		(16)		(148)		(265)
Income tax (provision) benefit from reclassification adjustment	(11)		5		52		92

Comprehensive income (loss)	$42,243		$(25,872)		$24,658		$563

Basic earnings per share from net income (loss)	$1.03		$(1.20)		$0.68		$0.03
Diluted earnings per share from net income (loss)	$0.48		$(1.20)		$0.33		$0.03

Weighted average number of shares outstanding	40,621		21,099		36,362		20,026
Weighted average number of shares and share equivalents	86,872		21,099		85,392		20,026

(1)	See Note 1 to consolidated financial statements.

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) (amounts in thousands)
	Nine Months Ended September 30,
	2004 Restated (1)	2003 Restated (1)
Cash flow from operating activities:
Net income	$24,877	$624
Adjustments to reconcile net income to cash
provided by operations:
Depreciation and amortization	4,867	4,766
Change in preferred interest on early conversion liability	(2,215)	267
Net realized capital gains	(148)	(265)
Notional experience account due from reinsurer	(48,934)	(27,451)
Investment credit on corporate owned life insurance	(210)	(1,540)
Equity issued for interest expense from long-term debt conversions	2,563	491
Increase (decrease) due to change in:
Receivables from agents	261	(104)
Receivable from reinsurers	823	1,472
Policy acquisition costs, net	9,649	8,707
Deferred income taxes	13,829	(112)
Claim reserves	(9,041)	16,528
Policy reserves	32,893	29,222
Accounts payable and other liabilities	(2,352)	2,925
Accrued investment income	(118)	(364)
Other, net	(26)	(543)

Cash provided by operations	26,718	34,623

Cash flow from investing activities:
Proceeds from sales of bonds	23,377	22,818
Proceeds from maturities of bonds	960	2,934
Purchase of bonds	(41,236)	(54,634)
Change in policy loans	(54)	(68)
Death benefits received from corporate owned life insurance	6,423	--
Deposits to notional experience account due from reinsurer	(40,190)	(41,241)
Acquisition of property and equipment	(1,953)	(3,336)

Cash used in investing	(52,673)	(73,527)

Cash flow from financing activities:
Repayment of long-term debt	--	(9,035)
Issuance of long-term debt	16,000	32,421

Cash provided by financing	16,000	23,386

Decrease in cash and cash equivalents	(9,955)	(15,518)
Cash balances:
Beginning of period	12,808	29,206

End of period	$2,853	$13,688

(1)	See Note 1 to consolidated financial statements.

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

1.    Restatement:

        In March 2005, in conjunction with the preparation of the financial statements for the year ended December 31, 2004, management discovered that certain policy riders were not properly reserved for in prior years. The policy riders are options chosen by the policyholders and the previously unreserved policy riders include inflation, restoration of benefit and return of premium benefit. A significant majority of these policy riders were inflation riders. The premiums associated with the policies were properly billed and any claims incurred on these policies were properly paid. However, the policy riders were not properly identified in the data utilized to calculate policy reserves. As a result, the Company has restated its previously issued financial statements for the years ended December 31, 2003 and 2002 and the quarters ended March 31, 2004 and June 30, 2004 to reflect the inclusion of the policy riders. In addition, the Company is restating its previously issued financial statements for the quarter ended September 30, 2004.

        The total cumulative impact of the restatement that affected shareholders’ equity as of December 31, 2003 was a decrease in shareholders’ equity of $6,655, which includes a decrease in beginning shareholders’ equity as of January 1, 2003 of $6,838. The overall decrease in shareholders’ equity as a result of the restatement as of December 31, 2002 and 2003 and the three and six months ended September 30, 2003 and 2004 was as follows:

December 31, 2002 (1)	$(6,838)
Year ended December 31, 2003 (2)	183
Three months ended September 30, 2003 (2)	(92)
Three months ended September 30, 2004 (2)	65
Nine months ended September 30, 2003 (2)	(148)
Nine months ended September 30, 2004 (2)	309

(1)	The adjustment represents an opening retained earnings adjustment on January 1, 2003.

(2)	The adjustment represents the retained earnings impact of the restatement to net income in the respective period.

        The consolidated financial statements reflect the effects of the restatement on (i) net policy acquisition costs amortized and unamortized deferred policy acquisition costs, (ii) benefits to policyholders expense and policy reserves, (iii) the Federal income tax benefit and deferred income taxes and (iv) basic and diluted earnings per share. A summary of the effects of the restatement on reported amounts as of September 30, 2004 and December 31, 2003 is presented below.

	Consolidated Balance Sheets
	September 30, 2004			December 31, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Unamortized deferred policy acquisition costs	$151,110	$(1)	$151,109	$160,740	$18	$160,758
Policy reserves (accident and health)	(541,943)	(9,760)	(551,703)	(508,344)	(10,256)	(518,600)
Deferred income tax liability	(32,857)	3,415	(29,442)	(19,314)	3,583	(15,731)
Total shareholders' equity	203,264	(6,346)	196,918	150,734	(6,655)	144,079

        A summary of the effects of the restatement on reported amounts for the three and nine months ended September 30, 2004 and September 30, 2003 is presented below.

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
	September 30, 2004			September 30, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Benefits to policyholders	$(56,151)	$(105)	$(56,256)	$(63,763)	$145	$(63,618)
Net policy acquisition costs amortized	(1,251)	5	(1,246)	(3,870)	--	(3,870)
Federal income tax (provision) benefit	(23,371)	35	(23,336)	13,085	(53)	13,032
Net income (loss)	41,805	(65)	41,740	(25,398)	92	(25,306)
Basic earnings per share from net income (loss)	$1.03	$--	$1.03	$(1.20)	$--	$(1.20)
Diluted earnings per share from net income (loss)	$0.48	$--	$0.48	$(1.20)	$--	$(1.20)

	Consolidated Statements of Income and Comprehensive Income for the Nine Months Ended
	September 30, 2004			September 30, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Benefits to policyholders	$(172,906)	$494	$(172,412)	$(188,803)	$(585)	$(189,388)
Net policy acquisition costs amortized	(9,630)	(19)	(9,649)	(9,065)	358	(8,707)
Federal income tax provision	(14,491)	(166)	(14,657)	(398)	79	(319)
Net income	24,568	309	24,877	772	(148)	624
Basic earnings per share from net income	$0.68	$--	$0.68	$0.04	$(0.01)	$0.03
Diluted earnings per share from net income	$0.33	$--	$0.33	$0.04	$(0.01)	$0.03

        The restatement did not have any impact on total cash flows from operations, investing or financing activities.

2.    Stock Based Employee Compensation:

        The following table reflects net income, basic and diluted earnings per share as reported and pro-forma as if the Company had adopted the fair value based method of accounting for its stock-based employee compensation awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 Restated (1)	2003 Restated (1)	2004 Restated (1)	2003 Restated (1)
Net income (loss) as reported	$41,740	$(25,306)	$24,877	$624
Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(88)	(75)	(249)	(178)

Pro forma net income (loss)	$41,652	$(25,381)	$24,628	$446

Earnings per share:
Basic - as reported	$1.03	$(1.20)	$0.68	$0.03
Basic - pro-forma	$1.03	$(1.20)	$0.68	$0.02
Diluted - as reported	$0.48	$(1.20)	$0.33	$0.03
Diluted - pro-forma	$0.48	$(1.20)	$0.33	$0.02
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

The Plan principally:

a)	required the Company to enter into a reinsurance agreement with Centre Solutions (Bermuda) Limited (the “2001 Centre Agreement”) for substantially all of its existing business at December 31, 2001;

b)	limits new investments to those rated by the National Association of Insurance Commissioners (“NAIC”) as 1 or 2;

c)	limits and requires Department approval for certain affiliated transactions; and

d)	requires a $125,000 increase in statutory reserves over a three-year period, of which a $5,000increase remains to be made by December 31, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 Restated (1)	2003 Restated (1)	2004 Restated (1)	2003 Restated (1)
Net income (loss)	$41,740	$(25,306)	$24,877	$624
Weighted average common shares outstanding	40,621	21,099	36,362	20,026

Basic earnings per share from net income (loss)	$1.03	$(1.20)	$0.68	$0.03

Net income (loss)	$41,740	$(25,306)	$24,877	$624
Adjustments net of tax:
Change in preferred interest on early conversion liability	(1,444)	--	(1,393)	--
Interest expense on convertible debt	1,047	--	4,566	--
Amortization of debt offering costs	64	--	479	--

Diluted net income (loss)	$41,407	$(25,306)	$28,529	$624

Weighted average common shares outstanding	40,621	21,099	36,362	20,026
Common stock equivalents due to dilutive effect of stock
options/warrants	72	--	84	--
Shares converted from convertible debt	46,179	--	48,946	--

Total outstanding shares for diluted earnings per share
computation	86,872	21,099	85,392	20,026

Diluted earnings per share from net income (loss)	$0.48	$(1.20)	$0.33	$0.03

(1)	See Note 1 to consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (amounts in thousands, except per share data)

Restatement

        In March 2005, in conjunction with the preparation of the financial statements for the year ended December 31, 2004, we discovered that certain policy riders were not reserved for in prior years. The policy riders are options chosen by the policyholders and the previously unidentified policy riders include inflation, restoration of benefit and return of premium benefit. A significant majority of these policy riders were inflation riders. The premiums associated with the policies were properly billed and any claims incurred on these policies were properly paid. However, the policy riders were not identified in the data utilized to calculate policy reserves. As a result, we have restated our previously issued financial statements for the years ended December 31, 2003 and 2002 and the quarters ended March 31, 2004 and June 30, 2004 to reflect the inclusion of the policy riders. In addition, we are restating our previously issued financial statements for the quarter ended September 30, 2004.

        The total cumulative impact of the restatement that affected shareholders’ equity as of December 31, 2003 was a decrease in shareholders’ equity of $6,655, which includes a decrease in beginning shareholders’ equity as of January 1, 2003 of $6,838. The overall decrease in shareholders’ equity as a result of the restatement as of December 31, 2002 and 2003 and the three and six months ended September 30, 2003 and 2004 was as follows:

December 31, 2002 (1)	$(6,838)
Year ended December 31, 2003 (2)	183
Three months ended September 30, 2003 (2)	(92)
Three months ended September 30, 2004 (2)	65
Nine months ended September 30, 2003 (2)	(148)
Nine months ended September 30, 2004 (2)	309

(1)	The adjustment represents an opening retained earnings adjustment on January 1, 2003.

(2)	The adjustment represents the retained earnings impact of the restatement to net income in the respective period.

        The consolidated financial statements reflect the effects of the restatement on (i) net policy acquisition costs amortized and unamortized deferred policy acquisition costs, (ii) benefits to policyholders expense policy reserves, (iii) the Federal income tax benefit and deferred income taxes and (iv) basic and diluted earnings per share. A summary of the effects of the restatement on reported amounts as of September 30, 2004 and December 31, 2003 is presented below.

	Consolidated Balance Sheets
	September 30, 2004			December 31, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Unamortized deferred policy acquisition costs	$151,110	$(1)	$151,109	$160,740	$18	$160,758
Policy reserves (accident and health)	(541,943)	(9,760)	(551,703)	(508,344)	(10,256)	(518,600)
Deferred income tax liability	(32,857)	3,415	(29,442)	(19,314)	3,583	(15,731)
Total shareholders' equity	203,264	(6,346)	196,918	150,734	(6,655)	144,079

        A summary of the effects of the restatement on reported amounts for the three and nine months ended September 30, 2004 and September 30, 2003 is presented below.

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
	September 30, 2004			September 30, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Benefits to policyholders	$(56,151)	$(105)	$(56,256)	$(63,763)	$145	$(63,618)
Net policy acquisition costs amortized	(1,251)	5	(1,246)	(3,870)	--	(3,870)
Federal income tax (provision) benefit	(23,371)	35	(23,336)	13,085	(53)	13,032
Net income (loss)	41,805	(65)	41,740	(25,398)	92	(25,306)
Basic earnings per share from net income (loss)	$1.03	$--	$1.03	$(1.20)	$--	$(1.20)
Diluted earnings per share from net income (loss)	$0.48	$--	$0.48	$(1.20)	$--	$(1.20)

	Consolidated Statements of Income and Comprehensive Income for the Nine Months Ended
	September 30, 2004			September 30, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Benefits to policyholders	$(172,906)	$494	$(172,412)	$(188,803)	$(585)	$(189,388)
Net policy acquisition costs amortized	(9,630)	(19)	(9,649)	(9,065)	358	(8,707)
Federal income tax provision	(14,491)	(166)	(14,657)	(398)	79	(319)
Net income	24,568	309	24,877	772	(148)	624
Basic earnings per share from net income	$0.68	$--	$0.68	$0.04	$(0.01)	$0.03
Diluted earnings per share from net income	$0.33	$--	$0.33	$0.04	$(0.01)	$0.03

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

        Benefits to policyholders. (Restated to reflect the impact of previously unreserved policy riders.) Total benefits to policyholders in the 2004 quarter decreased 11.6% to $56,256, compared to $63,618 in the 2003 quarter. Our loss ratio, or policyholder benefits to premium revenue, was 70.1% in the 2004 quarter, compared to 78.1% in the 2003 quarter. The loss ratio has decreased due to premium rate increases and certain claims processing improvements.

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

        Net policy acquisition costs amortized. (Restated to reflect the impact of previously unreserved policy riders.) The net policy acquisition costs amortized in the 2004 quarter decreased to $1,246, compared to $3,870 in the 2003 quarter.

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

        Salaries and benefits expense was approximately $350 less in the 2004 quarter than the 2003 quarter due to the elimination of positions in both 2003 and 2004. Legal fees were approximately $450 less in the 2004 quarter than the 2003 quarter due to a reduction in activity related to our litigation. In addition, expenses at one of our agency subsidiaries was approximately $700 less in the 2004 quarter compared to the 2003 quarter due to reductions in staff and the closing of certain unprofitable satellite offices.

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

        Federal income tax benefit (provision). (Restated to reflect the impact of previously unreserved policy riders.) Our provision for Federal income taxes was $23,336 in the 2004 quarter, compared to a benefit of $13,032 in the 2003 quarter. The effective tax rate was 36% and 34% in the 2004 and 2003 quarters, respectively. The increase is due to a reduction in the income received on our corporate owned life insurance policies, which is not included in taxable income.

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

        Benefits to policyholders. (Restated to reflect the impact of previously unreserved policy riders.) Total benefits to policyholders in the 2004 period decreased 9.0% to $172,412, compared to $189,388 in the 2003 period. Our loss ratio, or policyholder benefits to premium revenue, was 71.3% in the 2004 period, compared to 77.7% in the 2003 period. The loss ratio has decreased due to premium rate increases and certain claims processing improvements.

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

        Net policy acquisition costs amortized. (Restated to reflect the impact of previously unreserved policy riders.) The net policy acquisition costs amortized in the 2004 period increased to $9,649, compared to $8,707 in the 2003 period.

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

        During the 2003 period, we recorded expense of approximately $2,500 related to the initial recognition of future retirement benefits payable to our former chairman and severance related expenses for certain managers whose positions were eliminated during the third quarter of 2003. Legal fees were approximately $420 less in the 2004 period than the 2003 period due to a reduction in activity related to our litigation. In addition, expenses at one of our agency subsidiaries was approximately $1,400 less in the 2004 quarter due to reductions in staff and the closing of certain unprofitable satellite offices.

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

        Federal income tax benefit (provision). (Restated to reflect the impact of previously unreserved policy riders.) Our provision for Federal income taxes was $14,657 in the 2004 period, compared to $319 in the 2003 period. The effective tax rate was 37% and 34% in the 2004 and 2003 periods, respectively. The increase in the effective tax rate is due to an increase in the amount of interest paid in shares of our common stock at the time of conversion of our subordinated convertible debt and a decrease in the income received from our corporate owned life insurance policies.

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

Item 4. Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2004 because in March 2005, in conjunction with the preparation of the financial statements for the year ended December 31, 2004, the Company discovered that certain policy riders were not reserved for in prior years. This conclusion with respect to the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004 is different from the conclusion disclosed in the Company’s previously filed Quarterly Report on Form 10-Q. The premiums associated with the policies were properly billed and any claims incurred on these policies were properly paid. However, the policy riders were not properly identified in the data utilized to calculate policy reserves. Therefore, the Company has determined that it did not properly account for benefits expense and policy reserves. As a result, the Company restated its previously issued financial statements for the years ended December 31, 2003 and 2002 and the quarters ended March 31, 2004 and June 30, 2004. In addition, the Company is restating its previously issued financial statements for the quarter ended September 30, 2004 to reflect the inclusion of the policy riders. In determining whether this control deficiency constitutes a material weakness, the Company referred to PCAOB Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” noting that a material weakness is defined as a significant deficiency that, by itself, or in a combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company has concluded that the omission of the policy riders from benefits expense and policy reserves was the result of a material weakness. In light of the material weakness described above, the Company performed additional procedures to ensure that its consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

There were no significant changes in the Company’s internal controls that occurred during the quarter ended September 30, 2004. However, during the first fiscal quarter of 2005, the Company implemented a control related to the control deficiency noted above. A system report is run that identifies all policies issued with an inflation rider. This report is cross-referenced to the data utilized to calculate policy reserves to ensure that the policy rider is properly identified.

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

        None

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits

Exhibit Number	Description

10.1	Letter of Agreement dated October 27, 2004 between Penn Treaty Network America Insurance Company and the LTC Exchange, Ltd. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief FinancialOfficer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Senior Vice President and Chief Financial Officer

*            Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN TREATY AMERICAN CORPORATION
Registrant

Date: September 28, 2005	/s/ William W. Hunt
William W. Hunt President and Chief Executive Officer

Date: September 28, 2005	/s/ Mark Cloutier
Mark Cloutier Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Letter of Agreement dated October 27, 2004 between Penn Treaty Network America Insurance Company and the LTC Exchange, Ltd. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer.

32.1	Section 1350 Certification of President and Chief Executive Officer.

32.2	Section 1350 Certification of Senior Vice President and Chief Financial Officer.

*     Previously filed.