Form 10-Q
period 2005-09-30
PENN TREATY AMERICAN CORP
filed 2005-11-14
CIK 814181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

The number of shares outstanding of the Registrant's common stock, par value $.10 per share, as of November 11, 2005 was 23,268,685.

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

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets (amounts in thousands, except per share data)
	September 30, 2005	December 31, 2004
ASSETS	(unaudited)
Investments:
Bonds, available for sale at market (cost of $1,016,317 and $58,945 respectively) (1)	$996,343	$59,171
Policy loans	359	338

Total investments	996,702	59,509
Cash and cash equivalents (1)	18,165	15,296
Property and equipment, at cost, less accumulated depreciation of
$12,028 and $10,727, respectively	19,125	16,925
Unamortized deferred policy acquisition costs	144,974	149,180
Receivables from agents, less allowance for
uncollectible amounts of $372 and $474, respectively	615	1,007
Accrued investment income	10,941	888
Goodwill	6,985	6,985
Receivable from reinsurers	20,124	23,418
Corporate owned life insurance	51,373	51,228
Notional experience account due from reinsurer	--	901,368
Other assets	9,073	18,873

Total assets	$1,278,077	$1,244,677

LIABILITIES
Policy reserves:
Accident and health	$603,007	$568,928
Life	12,835	12,947
Claim reserves	312,518	324,138
Federal income tax payable	9,076	545
Accounts payable and other liabilities	27,427	24,590
Long-term debt, less discount of $696 and $1,426, respectively	52,517	85,167
Preferred interest on early conversion	3	1,403
Deferred income taxes	23,668	29,589

Total liabilities	1,041,051	1,047,307

Commitments and contingencies (see note 6)

SHAREHOLDERS' EQUITY

Common stock, par value $.10; 37,500 shares authorized;
15,895 and 11,023 shares issued, respectively (2)	1,590	1,102
Preferred stock, par value $1.00; 1,250 shares authorized, none outstanding (2)	--	--
Additional paid-in capital (2)	174,425	140,595
Accumulated other comprehensive (loss) income	(12,983)	147
Retained earnings	80,699	62,231
Less 229 common shares held in treasury, at cost (2)	(6,705)	(6,705)

Total shareholders' equity	237,026	197,370

Total liabilities and shareholders' equity	$1,278,077	$1,244,677

(1) Cash and investments of $960,323 and $31,497, respectively, are restricted as to use (see Note 7).
(2) Adjusted to reflect impact of reverse stock split (see Note 1).

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income (amounts in thousands, except per share data)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Revenues:	(unaudite	d)	(unaudite	d)	(unaudite	d)	(unaudite	d)
Premium revenue	$76,066		$80,309		$234,360		$241,795
Net investment income	12,580		12,055		37,673		34,584
Net realized capital (loss) gain	(341)		(31)		(424)		148
Market gain on notional experience account	--		54,438		48,799		26,388
Change in preferred interest on early conversion liability	331		2,251		1,400		2,215
Other income	3,123		1,180		6,625		4,222

	91,759		150,202		328,433		309,352

Benefits and expenses:
Benefits to policyholders	59,325		56,256		185,710		172,412
Commissions	9,383		9,564		28,725		29,792
Net policy acquisition costs amortized	227		1,246		4,206		9,649
General and administrative expense	13,310		12,672		40,117		39,446
Litigation accrual expense	137		--		1,037		--
Commutation expense	--		--		18,300		--
Reinsurance warrant expense	--		--		7,267		--
Expense and risk charges on reinsurance	2,980		2,807		8,648		8,422
Excise tax expense	--		730		749		2,259
Interest expense	1,780		1,851		5,262		7,838

	87,142		85,126		300,021		269,818

Income before federal income taxes	4,617		65,076		28,412		39,534
Federal income tax provision	(1,616)		(23,336)		(9,944)		(14,657)

Net income	3,001		41,740		18,468		24,877

Other comprehensive (loss) income:
Unrealized holding (loss) gain arising during period	(44,616)		743		(20,624)		(189)
Income tax benefit (provision) from unrealized holdings	15,616		(260)		7,218		66
Reclassification of losses (gains) included in net income	341		31		424		(148)
Income tax (benefit) provision from reclassification adjustment	(119)		(11)		(148)		52

Comprehensive (loss) income	$(25,777)		$42,243		$5,338		$24,658

Basic earnings per share from net income (1)	$0.21		$4.11		$1.47		$2.74
Diluted earnings per share from net income (1)	$0.18		$1.91		$0.93		$1.34

Weighted average number of shares outstanding (1)	14,122		10,155		12,537		9,091
Weighted average number of shares and share equivalents (1)	23,289		21,718		23,270		21,349

(1) Adjusted to reflect impact of reverse stock split (see Note 1).

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited) (amounts in thousands)
	Nine Months Ended September 30,
	2005	2004
Cash flow from operating activities:
Net income	$18,468	$24,877
Adjustments to reconcile net income to cash
provided by operations:
Depreciation and amortization	237	2,884
Warrant amortization	7,928	1,983
Change in preferred interest on early conversion liability	(1,400)	(2,215)
Net realized capital losses (gains)	424	(148)
Notional experience account due from reinsurer	(59,365)	(48,934)
Investment credit on corporate owned life insurance	(427)	(210)
Equity issued for interest expense from long-term debt conversions	656	2,563
Increase (decrease) due to change in:
Receivables from agents	494	261
Receivable from reinsurers	3,688	823
Policy acquisition costs, net	4,206	9,649
Federal income tax payable	8,531	--
Deferred income taxes	1,149	13,829
Claim reserves	(11,620)	(9,041)
Policy reserves	33,573	32,893
Accounts payable and other liabilities	(371)	(2,352)
Accrued investment income	(10,053)	(118)
Other, net	821	(26)

Cash (used in) provided by operations	(3,061)	26,718

Cash flow from investing activities:
Proceeds from sales of bonds	180,417	23,377
Proceeds from commutation	972,656	--
Proceeds from maturities of bonds	2,605	960
Purchase of bonds	(1,137,587)	(41,236)
Change in policy loans	(21)	(54)
Death benefits received from corporate owned life insurance	--	6,423
Deposits to notional experience account due from reinsurer	(11,923)	(40,190)
Proceeds from sale of property and equipment	4,558	--
Acquisition of property and equipment	(3,985)	(1,953)

Cash provided by (used in) investing	6,720	(52,673)

Cash flow from financing activities:
Issuance of long-term debt	--	16,000
Proceeds from exercise of stock options	75	--
Sale leaseback payments	(865)	--

Cash (used in) provided by financing	(790)	16,000

Increase (decrease) in cash and cash equivalents	2,869	(9,955)
Cash balances:
Beginning of period	15,296	12,808

End of period	$18,165	$2,853

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,598	$2,869
Cash paid during the year for federal income taxes	400	800

See accompanying notes to consolidated financial statements.

PENN TREATY AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

1.    Reverse Stock Split:

        A one-for-four reverse stock split for current holders of the Company’s common stock became effective July 11, 2005. The financial statements and notes related to the three and nine months ended September 30, 2004 have been restated to reflect the impact of the reverse stock split.

2.     Stock Based Employee Compensation:

        The following table reflects net income, basic and diluted earnings per share as reported and pro-forma as if the Company had adopted the fair value based method of accounting for its stock-based employee compensation awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$3,001	$41,740	$18,468	$24,877
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(134)	(88)	(316)	(249)

Pro-forma net income	$2,867	$41,652	$18,152	$24,628

Earnings per share:
Basic - as reported	$0.21	$4.11	$1.47	$2.74
Basic - pro-forma	$0.20	$4.10	$1.45	$2.71
Diluted - as reported	$0.18	$1.91	$0.93	$1.34
Diluted - pro-forma	$0.18	$1.90	$0.91	$1.32

3.    Regulatory Developments:

        The Company is licensed and receives renewal premiums from policyholders in all states, but is currently restricted from issuing new policies in seven states. The Company is approved for sales in Florida, California and Pennsylvania (subject to corrective orders in all three states), which accounted for approximately 16%, 14% and 11%, respectively, of the Company’s direct premium revenue for the nine months ended September 30, 2005. No other state accounted for more than 10% of the Company’s direct premium revenue for the nine months ended September 30, 2005.

4.    Commutation of Reinsurance Agreements with Centre:

      2001 Centre Agreement

        Effective December 31, 2001, the Company entered into the 2001 Centre Agreement to reinsure, on a quota share basis, substantially all of its long-term care insurance policies then in-force. This agreement did not qualify for reinsurance treatment in accordance with generally accepted accounting pringicples (“GAAP”) because it did not result in the reasonable possibility that the reinsurer would realize a significant loss. Therefore, the agreement was accounted for in accordance with deposit accounting for reinsurance contracts.

        The 2001 Centre Agreement was commuted effective May 24, 2005. The Company recorded a termination fee paid to Centre of $18,300 related to the early commutation of this agreement.

        As part of the 2001 Centre Agreement, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The warrants were forfeited as part of the early commutation. The value of the warrants was recorded as a deferred reinsurance premium and was being expensed over the life of the reinsurance agreement. The remaining value of $7,267 was recorded as an expense in the nine months ended September 30, 2005.

        The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions and risk charges, were credited to a notional experience account, which was held for the Company’s benefit in the event of commutation and recapture. The notional experience account balance received an investment credit based upon the total return from a series of benchmark indices and derivative hedges that were intended to closely match the duration of the Company’s reserve liability. The Company accounted for the investment credit received on the notional experience account as follows:

a)	The fixed debt host yielded a fixed return based on the yield to maturity of the underlying benchmark indices. The return on the fixed debt host was reported as investment income in the Statements of Income and Comprehensive Income.
b)	The change in fair value of the embedded derivative represented the percentage change in the underlying indices applied to the notional experience account, similar to that of an unrealized gain/loss on a bond. The change in the fair value of the embedded derivative was reported as market gain (loss) on notional experience account in the Statements of Income and Comprehensive Income.

        The notional experience account activity for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005		2004	2005	2004
Beginning balance		$--	$801,893	$901,368	$784,778
Premiums, net of claims and
ceding allowance		--	8,861	9,109	38,133
Investment credit:
Investment income		--	11,863	18,856	34,271
Market gain		--	54,438	48,799	26,388
Expense and risk charges		--	(2,807)	(5,668)	(8,422)
Broker/custodian/trustee fees		--	(346)	192	(1,246)
Cash and Securities received upon commutation		--	--	(972,656)	--

Ending balance	$		$873,902	$--	$873,902

5.    Reinsurance Agreement with Imagine:

        Effective June 30, 2005, the Company entered into an agreement to reinsure, on a 100% quota share basis, substantially all of its long-term care insurance policies in-force as of December 31, 2001 with Imagine International Reinsurance Limited (The “2005 Imagine Agreement”). This agreement does not qualify for reinsurance treatment in accordance with GAAP because it does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including an experience refund provision, expense and risk charges due to the reinsurer that escalate over the life of the agreement and an aggregate limit of liability. Therefore, the agreement is being accounted for in accordance with deposit accounting for reinsurance contracts. However, the agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

        The 2005 Imagine Agreement allows the Company to withhold all funds due to the reinsurer as a funds withheld liability, which is only recorded for statutory accounting purposes. In addition, the agreement allows the Company to recapture the reinsured policies on any January 1 commencing January 1, 2008. In the event the Company elects to commute the agreement and recapture the reinsured policies, it will be entitled to an experience refund equal to the funds withheld liability (except as further described below). For deposit accounting purposes, the experience refund and the funds withheld liability are offset as a net deposit amount.

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

        The Company recorded an expense and risk charge of $2,980 for the three months ended September 30, 2005.

        As noted above, the 2005 Imagine Agreement contains commutation provisions and allows the Company to recapture the reinsured policies as of January 1, 2008, or on January 1 of any year thereafter. If the agreement is commuted on January 1, 2008, the Company will be obligated to pay an early termination fee equal to two quarters of expense and risk charges. The Company intends, but is not required, to commute the agreement on January 1, 2009, but may, if its statutory capital is sufficient, commute the agreement on January 1, 2008. Additionally, the agreement contains certain covenants and conditions that, if breached, may result in the immediate commutation of the agreement and the payment of all expense and risk charges from the period of the breach through January 1, 2008. The Company was not in violation of these covenants as of and for this period ended September 30, 2005 and as of the date of this filing.

        In the event the Company does not commute the 2005 Imagine Agreement on or before January 1, 2009, the expense and risk charge paid to the reinsurer will increase by 50 percent. In the event the Company does not commute the agreement on or before January 1, 2011, but does commute at a later date, the experience refund will not exceed the statutory reserves as of the date of commutation, resulting in the Company’s forfeiture of any accumulated statutory profits.

        The Company’s current modeling and actuarial projections suggest that it is probable that it will be able to commute the 2005 Imagine Agreement, as planned, on or before January 1, 2009. In order to commute the agreement, Penn Treaty Network America Insurance Company (“PTNA”)and American Network Insurance Company’s(“ANIC”) statutory surplus following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, the Company will record the necessary reserves for the business and remove its funds withheld liability in PTNA’s and ANIC’s statutory financial statements. Accordingly, the Company’s ability to commute the agreement is highly dependent upon the value of the accumulated funds withheld liability exceeding the level of required statutory reserves to be established. As of September 30, 2005, the statutory basis reserve liabilities of $1,040,667 exceeded the funds withheld liability of $988,503.

        In the event the Company determines that commutation of the 2005 Imagine Agreement is unlikely on or before January 1, 2009, but likely at some future date, it will include additional annual expense and risk charges in its unamortized deferred acquisition cost (“DAC”) recoverability analysis. As a result, it could impair the value of its DAC asset and record the impairment in its financial statements at that time. However, the Company currently believes that PTNA and ANIC will have sufficient statutory capital and surplus to commute the agreement on or before January 1, 2009 or that other alternatives, such as new reinsurance opportunities or additional capital issuances will be available to enable it to commute the agreement as planned.

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

        The Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division (Forest, et al. v. Penn Treaty Network America Insurance Company).  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. In their complaint, plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the plaintiffs and the class, and allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution and pray for relief in the form of compensatory damages and restitution, an order of reformation of the policies, and attorney fees and court costs.  No amounts were specified for compensatory damages and restitution.  On August 23, 2005, the court preliminarily approved a settlement negotiated between the parties and certified, for settlement purposes only, a proposed national class.  A final hearing will be held before the court on December 14, 2005 to consider the fairness, reasonableness and adequacy of the proposed settlement, as well as the application for awards to class representatives, for attorneys’ fees, and for expense reimbursement. The Company has accrued a total of $3,738 related to the proposed settlement of this matter and the related matter described below.

        The Company and PTNA are defendants in an action in the Orange County Superior Court in the state of California (Bartolini, et al. v. Penn Treaty Network America Insurance Company).  Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public.  In their complaint, plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long- term care insurance policies.  Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies, and attorney fees and court costs.  No amounts were specified for compensatory damages and restitution.  On August 23, 2005, the court in the Florida matter described above preliminarily approved a settlement negotiated between the parties and certified, for settlement purposes only, a proposed national class which, if approved, would also resolve this matter pursuant to the agreement between the parties.  A final hearing will be held in the Florida matter before the Court on December 14, 2005 to consider the fairness, reasonableness and adequacy of the proposed settlement, as well as the application for awards to class representatives, for attorneys’ fees, and for expense reimbursement.  As stated above, the Company has accrued a total of $3,738 related to the proposed settlement of this matter and the related matter described above.

        PTNA was a defendant in an action in the Los Angeles County Superior Court in the state of California (Westfall, et al. v. Penn Treaty Network America Insurance Company).  Plaintiffs filed this matter on May 28, 2004 on behalf of themselves, all other persons similarly situated and the general public.  Plaintiffs alleged wrongdoing in connection with the payment of long-term care insurance claims.  Plaintiffs alleged violations of the California Consumer Legal Remedies Act, the California Business and Professions Code, breach of the implied duty of good faith and fair dealing and financial elder abuse and prayed for relief in the form of compensatory damages and restitution, punitive damages, an accounting, attorney fees and court costs.  No amounts were specified for compensatory damages and restitution or punitive damages.  PTNA removed this case to United States District Court for the Central District of California in March 2005. The Company believes that the complaint was without merit, however, in order to resolve the matter and to reduce further litigation expense and the burdens and uncertainties of protracted litigation, the parties have settled this matter for $300.

        PTNA is a party to a reinsurance agreement to cede the risk of certain home health care claims that extend beyond 36 months. The reinsurance recoverable related to this agreement was $11,468 and $11,236 at September 30, 2005 and December 31, 2004, respectively. The reinsurer has notified PTNA that it believes that PTNA is in breach of its current agreement as a result of entering into the 2001 Centre Agreement without the prior written approval of the reinsurer.  PTNA has contested this assertion of breach based upon its verbal and written notification to the reinsurer prior to entering into the 2001 Centre Agreement.   In addition, PTNA believes that the 2001 Centre Agreement substantially improved PTNA’s financial strength and actually benefited the reinsurer. In May 2005, PTNA notified the reinsurer that PTNA was initiating arbitration proceedings. The ultimate resolution of this dispute cannot be determined at this time.

7.    Investments:

        Management has categorized all of its investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value, with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from the Company’s total shareholders’ equity on the balance sheet. As of September 30, 2005, there is an accumulated other comprehensive loss of $12,983 in shareholders’ equity due to unrealized losses of $19,974 in the investment portfolio. As of December 31, 2004, there was an accumulated other comprehensive gain of $147 in shareholders’ equity due to unrealized gains of $226 in the investment portfolio. The amortized cost and estimated market value of the Company’s available for sale investment portfolio as of September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005		December 31, 2004
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Treasury securities and obligations
of U.S. Government authorities and agencies	$247,527	$242,618	$34,795	$34,856
Mortgage backed securities	128,989	128,055	1,874	1,879
Debt securities issued by foreign governments	--	--	384	402
Corporate securities	639,801	625,670	21,892	22,034
Policy loans	359	359	338	338

Total investments	$1,016,676	$996,702	$59,283	$59,509

Net unrealized (loss)/gain	$(19,974)		$226

        Upon the commutation of the 2001 Centre Agreement effective May 24, 2005, the Company received investments with a market value of $941,472.

        Effective June 30, 2005, the Company entered into a reinsurance agreement with an unaffiliated reinsurer for policies issued prior to January 1, 2002 on a funds withheld basis (See Note 5).  As a condition precedent to withholding the funds due to the reinsurer, the Company has agreed to hold assets in trust for the benefit of the reinsurer.  The amount required to be held in trust was $921,882 at September 30, 2005.

        Pursuant to certain statutory licensing requirements, as of September 30, 2005 and December 31, 2004, the Company had on deposit bonds with an estimated market value aggregating $12,054 and $12,264, respectively, in insurance department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

        The Company maintains assets in a trust account under another reinsurance agreement with an unaffiliated insurer. The Company is required to hold assets equal to 102% of the statutory reserves for the policies assumed under this agreement. At September 30, 2005 and December 31, 2004, the Company was required to hold $22,887 and $18,869, respectively, in the trust account.

        The Company maintains assets in a certificate of deposit for the benefit of the lessor under its sale leaseback agreement entered into in the first quarter of 2005. As of September 30, 2005, the amount of the certificate of deposit was $3,500.

8.    Reconciliation of Earnings Per Share:

        A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation follows. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities were exercised or converted into common stock. Anti-dilutive effects are not included.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$3,001	$41,740	$18,468	$24,877
Weighted average common shares outstanding	14,122	10,155	12,537	9,091

Basic earnings per share from net income	$0.21	$4.11	$1.47	$2.74

Adjustments net of tax:
Change in preferred interest on early conversion liability	(215)	(1,444)	(910)	(1,393)
Interest expense on convertible debt	1,099	1,047	3,350	4,566
Amortization of debt offering costs	366	64	636	479

Diluted net income	$4,251	$41,407	$21,544	$28,529

Weighted average common shares outstanding	14,122	10,155	12,537	9,091
Common stock issuable upon exercise of options/warrants	88	18	68	21
Shares issuable upon conversion of convertible debt	9,079	11,545	10,665	12,237

Total outstanding shares for diluted earnings per share computation	23,289	21,718	23,270	21,349

Diluted earnings per share from net income	$0.18	$1.91	$0.93	$1.34

        The weighted average of securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive were 159 and 11,885 for the three months ended September 30, 2005 and 2004, respectively, and 159 and 20,747 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005 these securities only included options that had exercise prices above the current period average market price. At September 30, 2004, these securities included options and warrants that had exercise prices above the current period average market price.

9.     Long-Term Debt:

        Principal repayment of the Company’s long-term debt outstanding at September 30, 2005 is as follows:

Debt
2005	$--
2006	--
2007	--
2008	53,213
2009	--

$53,213

        Holders of the Company’s 6 1/4% Convertible Subordinated Notes due 2008 (the “2008 Notes”) were entitled to convert their 2008 Notes into shares of common stock before October 15, 2005 and receive a discounted amount of interest that they would have otherwise received until that date. This feature is an embedded derivative as defined in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

        The Company has valued and bifurcated the embedded derivative from the host contract. At each balance sheet date, the embedded derivative is recorded at fair value, with any change in fair value recognized in current operations.

        As of September 30, 2005 and December 31, 2004, the fair value of the embedded derivative was $3 and $1,403, respectively. In determining the fair value of the embedded derivative, the Company makes certain assumptions, including with respect to the future volatility and liquidity of the Company’s common stock, as well as recent trends in the number of holders converting.

        During the nine months ended September 30, 2005, $33,380 of the 2008 Notes were converted into 4,769 shares of the Company’s common stock and 69 shares were issued as payment for preferred interest on early conversion. In connection with these conversions, the Company recognized additional interest expense of $655.

        During the three months ended September 30, 2005, $20,903 of the Company’s 2008 Notes were converted into 2,986 shares of the Company’s common stock and 19 shares were issued as payment for preferred interest on early conversion. In connection with these conversions, the Company recognized additional interest expense of $199.

        The 2008 Notes automatically converted to shares of the Company’s common stock on November 4, 2005 (See Note 11).

10.    Sale Leaseback:

        During the first quarter of 2005, the Company entered into a sale leaseback agreement under which it sold property and equipment, consisting entirely of software, with a value of $3,000 to a third party and agreed to lease back the same equipment.  The term of the lease is two years and the lease is accounted for as a capital lease.

        During the second quarter and third quarter of 2005, the Company entered into an additional sale leaseback agreement, under the same master lease agreement, under which it sold property and equipment, consisting entirely of software with a value of $1,506 and $52, respectively, to the same third party and agreed to lease back the same equipment.  The term of the lease is two years and the lease is accounted for as a capital lease.

        The Company recorded $123 and $209 in interest expense related to the lease in the three and nine months ended September 30, 2005, respectively.

        Minimum annual rentals for the term of the lease are as follows:

Year	Capital Lease
2005	$627
2006	2,508
2007	636

3,771
Less executory costs	(260)

Net minimum lease payments under capital lease	3,511
Less amount representing interest	(397)

Present value of the net minimum lease payments under capital lease	$3,114

11.    Subsequent Event:

        The 2008 Notes automatically converted to shares of the Company’s common stock on November 4, 2005. The conversion occurred under the terms of the Notes because the average closing price of the Company’s common stock on the fifteen trading days following October 15, 2005 was greater than 110% of the conversion price of $7.00. There was $46,544 of 2008 Notes outstanding on November 4, 2005. Immediately after the conversion on November 7, 2005, there were 23,269 shares of common stock issued and outstanding.

        Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(amounts in thousands)

Overview

        Our principal products are individual, defined benefit accident and health insurance policies that cover care received in a nursing home facility or assisted living facility and home health care.

        Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported claims, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. Our reserves are certified annually by our consulting actuary as to standards required by the insurance departments for our domiciliary states and for the other states in which we conduct business. We believe we maintained adequate reserves as mandated by each state in which we are currently writing business at September 30, 2005 and the date of this filing.

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

        The 2005 Imagine Agreement reinsures, on a 100% quota share basis, substantially all of our long-term care insurance policies in-force as of December 31, 2001. This agreement does not qualify for reinsurance treatment in accordance with generally accepted accounting principles (“GAAP”) because it does not result in the reasonable possibility that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including an experience refund provision, expense and risk charges due to the reinsurer that escalate over the life of the agreement and an aggregate limit of liability. Therefore, the agreement is being accounted for in accordance with deposit accounting for reinsurance contracts. The agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules.

        The 2005 Imagine Agreement allows us to withhold all funds due to the reinsurer as a funds withheld liability, which is only recorded for statutory accounting purposes. In addition, the agreement allows us to recapture the reinsured policies on any January 1 commencing with January 1, 2008. In the event we elect to commute the agreement and recapture the reinsured policies, we will be entitled to an experience refund equal to the funds withheld liability (except as further described below). For deposit accounting purposes, the experience refund and the funds withheld liability are offset as a net deposit amount.

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

        The expense and risk charge is equal to the sum of (1) 0.25% of total ceded statutory reserves at the end of a quarter; and (2) 0.50% of the value of the combination of any letters of credit or funds deposited in trust by the reinsurer as of the beginning of the quarter. In addition, we paid the reinsurer an initial expense and risk charge of $2,920, which is being amortized to expense over 42 months, the estimated life of the agreement.

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
4.	the cumulative premiums collected after the effective date, less
5.	the cumulative expense allowances reimbursed after the effective date, plus
6.	the cumulative investment income after the effective date

        The 2005 Imagine Agreement contains commutation provisions and allows us to recapture the reinsured policies as of January 1, 2008, or on January 1 of any year thereafter. If the agreement is commuted on January 1, 2008, we will be obligated to pay an early termination fee of two quarters of expense and risk charges. We intend, but are not required, to commute the agreement on January 1, 2009, but may, if our statutory capital is sufficient, commute the agreement on January 1, 2008. Additionally, the agreement contains certain covenants and conditions that, if breached, may result in the immediate commutation of the agreement and the payment of all expense and risk charges from the period of the breach through January 1, 2008. The Company was not in violation of these convenants as of and for the period ended September 30, 2005 and as of the date of this filing.

        In the event we do not commute the agreement on or before January 1, 2009, the expense and risk charge paid to the reinsurer will increase by 50 percent. In the event we do not commute the agreement on or before January 1, 2011, but commute at a later date, the experience refund will not exceed the statutory reserves as of the date of commutation, resulting in our forfeiture of any accumulated statutory profits.

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

        Our current modeling and actuarial projections suggest that it is probable that we will be able to commute the agreement, as planned, on or before January 1, 2009. In order to commute the agreement, PTNA’s and ANIC’s statutory surplus following commutation must be sufficient to support the reacquired business in compliance with all statutory requirements. Upon commutation, we will record the necessary reserves for the business and remove the funds withheld liability in PTNA’s and ANIC’s statutory financial statements. Accordingly, our ability to commute the agreement is highly dependent upon the value of the accumulated funds withheld liability exceeding the level of required statutory reserves to be established. As of September 30, 2005, the statutory basis reserve liabilities of $1,040,667 exceeded the funds withheld liability of $988,503.

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

        Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in twenty three states, including Pennsylvania. We have now recommenced new policy sales in twenty additional states. These forty three states represented approximately 94% of our direct premium revenue in the nine months ended September 30, 2005. We are working with the remaining states to recommence new policy sales in all jurisdictions.

        In October 2005, Imagine International Reinsurance Limited (“Imagine”) completed its due diligence and its Underwriting Committee approved a 75% quota share reinsurance agreement for new long-term care insurance policies issued by the Company on and after October 1, 2005. Agreed upon terms are currently undisclosed pending completion of final legal and regulatory review and the negotiation and execution of definitive documentation.

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

        Deferred policy acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of DAC is determined using the same projected actuarial assumptions used in computing policy reserves. DAC can be affected by unanticipated terminations of policies because, upon such terminations, we are required to expense fully the DAC associated with the terminated policies. In addition, the assumptions underlying DAC and our policy benefit reserves are periodically reviewed and updated to reflect current assumptions. Whenever we determine that our DAC is not fully recoverable, we impair the carrying value of our DAC through an expense to our Consolidated Statements of Income and Comprehensive Income. DAC was fully recoverable at September 30, 2005.

        Policy premium levels. We attempt to set premium levels to maintain planned profit margins. Premium levels on new products, as well as rate increases on existing products, are subject to government review and regulation.

        Investment income. Our investment portfolio consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent upon prevailing levels of interest rates at the time a security is purchased. Due to the duration of our investments (approximately 10 years), investment income does not immediately reflect changes in market interest rates.

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

Results of Operations
Three Months Ended September 30, 2005 and 2004

        Premiums.  Total premium revenue in the three month period ended September 30, 2005 (the “2005 quarter”), including long-term care, disability, life and Medicare supplement, decreased 5.3% to $76,066, compared to $80,309 in the same period in 2004 (the “2004 quarter”).

        Total first year premium revenue in the 2005 quarter increased 8.2% to $3,130, compared to $2,892 in the 2004 quarter. First year long-term care premium revenue in the 2005 quarter increased 14.3% to $3,090, compared to $2,704 in the 2004 quarter. We believe that the increase in first year premiums is due to (1) the recommencement of sales in additional states during 2004 and 2005, (2) the engagement of additional independent agents that had not previously sold our policies, and (3) the introduction of our new long-term care products, which have higher annual premiums than our previously sold long-term care products. We anticipate that first year long-term care premium revenue will continue to increase as independent agents that sold our policies prior to the cessation of sales are reengaged and independent agents that had not previously sold our policies are recruited. In addition, we anticipate that first year long-term care premium will continue to increase as sales levels increase in states in which we have recently begun to write new business and as we recommence sales in additional states in which we are currently not writing new business.

        Total renewal premium revenue in the 2005 quarter decreased 5.8% to $72,936 compared to $77,421 in the 2004 quarter. Renewal long-term care premium revenue in the 2005 quarter decreased 5.6% to $70,004, compared to $74,117 in the 2004 quarter. The decrease in renewal premium revenue is due to the lapsation of existing policies. In addition, renewal long-term care premium revenue decreased due to the cancellation of a group policy on June 30, 2005 that had an annual premium due July 1, 2005. The annual premium was approximately $2,900 in the 2004 quarter. We anticipate that we will continue to experience reduced levels of renewal premium revenue until the level of new premium revenue is sufficient to offset the lapsation of existing policies. Our persistency was 92.3% and 89.6% in the 2005 and 2004 quarters, respectively.

        Net investment income. Net investment income earned for the 2005 quarter increased 4.4% to $12,580, from $12,055 for the 2004 quarter.

        Our average yield on invested assets at cost was 4.96% and 5.36% in the 2005 and 2004 quarters, respectively. The yield for the 2004 quarter includes the return earned on our notional experience account, which did not exist in the 2005 quarter due to the commutation of the 2001 Centre Agreement on May 24, 2005. While the yield on the invested assets declined in the 2005 quarter compared to the 2004 quarter, investment income increased due to an increase in total invested assets.

        During the 2005 quarter, we sold approximately $125,000 in U.S. Treasury obligations and reinvested the proceeds in mortgage backed securities. As a result, our future yield on invested assets increased approximately ten basis points.

        Market gain on notional experience account. The notional experience account no longer exists due to the commutation of the 2001 Centre Agreement and therefore, there is no gain or loss on the notional experience account in the 2005 quarter. We recorded a market gain on our notional experience account of $54,438 in the 2004 quarter. During the 2004 quarter, interest rates decreased, leading to a market gain on the notional experience account.

        Change in preferred interest on early conversion. The fair value of the embedded derivative was $3 and $1,291 as of September 30, 2005 and 2004, respectively. We recorded income of $331 and $2,251 in the 2005 and 2004 quarters, respectively, to reflect the change in value of the preferred interest on early conversion. The value of the embedded derivative decreased in the 2005 quarter as a result of $20,903 of conversions and the decrease in the value of the interest we would pay upon the conversion due to the shortening of the time period between the date of conversion and October 15, 2005. The value of the embedded derivative decreased during the 2004 quarter due to $1,101 of conversions and the shortening of the time period between the date of conversion and October 15, 2005.

        Other income. We recorded $3,123 in other income during the 2005 quarter, an increase from $1,180 in the 2004 quarter. The increase is attributable primarily to the recognition of a deferred gain from the 2001 sale of our disability business. The sale was done as a 100% quota share agreement, in contemplation of a subsequent assumption of the business, where actual ownership of the policies would change. For the 2005 quarter, the process to complete the remaining policyholder assumptions was substantially completed and we recorded $1,714 as other income.

        Benefits to policyholders. Total benefits to policyholders in the 2005 quarter increased 5.5% to $59,325, compared to $56,256 in the 2004 quarter. Our loss ratio, or policyholder benefits to premium revenue, was 78% in the 2005 quarter, compared to 70% in the 2004 quarter. The loss ratio increased due to lower premium revenue in the 2005 quarter compared to the 2004 quarter (see “Premiums”). In addition, persistency was higher in the 2005 quarter compared to the 2004 quarter resulting in the retention of more policy reserves.

        Beginning in 2003, we undertook a series of claims adjudication process changes, which we believe enable us to more accurately fulfill our contractual policy obligations.  Until these process changes are completed and their ultimate benefit evaluated, we employ our best assumptions related to these changes in the establishment of our claim reserves.  The assumptions are based upon test samplings and experience of prior completed process changes.  We have developed a schedule for completion of these changes, including their impact upon current claims, and intend to continuously modify the assumptions based upon our adherence to the schedule and future assessment of results. During 2005 additional changes to our processes were made which include face-to-face eligibility assessments for a majority of our nursing home and assistant living facility claimants, changes to our internal claims auditing processes and the development of a national preferred provider network which will offer discounted rates to our policyholders with both national and regional nursing home and assisted living facilities. As a result of these ongoing modifications, which reduce our expected future payments on currently open claims, we reduced our claim reserves by approximately $9,000 in the 2005 quarter. However, we increased our claim reserves by approximately $6,500 as a result of changes in our assumptions related to incurred but not reported claims and closed but expected to re-open claims. The net decrease to claim reserves for the 2005 quarter as a result of these assumption changes was $2,500.

        Historically, more new claims are reported during the first quarter than in later quarters. This seasonality generates higher incurred claim ratios in the first quarter than in subsequent quarters. Management employs these seasonal assumptions throughout the year in the establishment of its claim reserves so that it can more consistently monitor loss ratio variances from its expectations based upon other significant factors such as claims duration and incidence. Management estimates that seasonality would have otherwise resulted in approximately $2,070 and $3,129 in higher incurred claims in the 2005 and 2004 quarters, respectively, and as a result established lower claim reserves during both quarters to reflect this seasonal variation.

        Commissions.  Commissions to agents decreased 1.9% to $9,383 in the 2005 quarter, compared to $9,564 in the 2004 quarter.

        First year commissions on accident and health business in the 2005 quarter increased 14.4% to $1,964, compared to $1,717 in the 2004 quarter, due to the increase in first year accident and health premium revenue. The ratio of first year accident and health commissions to first year accident and health premium revenue was 62.7% in the 2005 quarter and 59.4% in the 2004 quarter. The increase in the first year commission ratio for the 2005 quarter compared to the 2004 quarter is due to the decreased portion of premium revenue attributable to the sale of our Secured Risk and Medicare Supplement policies in the 2005 quarter. These policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies. We believe that this ratio will continue to increase as sales of our individual long-term care policies increase as a percentage of total sales.

        Renewal commissions on accident and health business in the 2005 quarter decreased 7% to $7,951 compared to $8,550 in the 2004 quarter, due to the decrease in renewal accident and health premium revenue. The ratio of renewal accident and health commissions to renewal accident and health premiums was 11.0% in the 2005 quarter and 11.1% in the 2004 quarter.

        Net policy acquisition costs amortized. The net policy acquisition costs amortized in the 2005 quarter decreased to $227, compared to $1,246 in the 2004 quarter.

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

        General and administrative expenses. General and administrative expenses in the 2005 quarter increased 5% to $13,310, compared to $12,672 in the 2004 quarter. The ratio of total general and administrative expenses to premium revenues was 17.5% in the 2005 quarter, compared to 15.8% in the 2004 quarter.

        The increase in the 2005 quarter compared to the 2004 quarter was primarily due to an increase in the accounting fees related to our compliance efforts with respect to Section 404 of the Sarbanes-Oxley Act and the review of the 2005 Imagine Agreement. In addition, the amortization of deferred offering costs increased in connection with the increased activity in conversions during the third quarter of 2005 compared to the third quarter of 2004 and legal costs associated with the settling of our litigation were higher in the third quarter of 2005 than the third quarter of 2004. These increases were partially offset by a decrease in amortization of our warrants related to the 2001 Centre Agreement as a result of the commutation of the agreement effective May 24, 2005.

         Expense and risk charges on reinsurance. In the 2005 and 2004 quarters, we incurred expense and risk charges of $2,980 and $2,807, respectively. Our 2005 Imagine Agreement provides the reinsurer an expense and risk charge equal to the sum of (1) 0.25% of total ceded statutory reserves at the end of a quarter; and (2) 0.50% of the value of the combination of any letters of credit or funds deposited in trust by the reinsurer as of the beginning of the quarter. In addition, we paid the reinsurer an initial expense and risk charge as of June 30, 2005, the effective date of the agreement, of $2,920, which is being amortized to expense over 42 months, the estimated life of the agreement. Our 2001 Centre Agreement provided the reinsurer with expense and risk charges. The annual charge consisted of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business.

        Excise tax expense. We were subject to an excise tax for premium payments made to a foreign reinsurer under the 2001 Centre Agreement, equal to one percent of the net premium revenue ceded to the foreign reinsurer. We recorded $730 for excise tax expenses in the 2004 quarter. We do not pay any excise tax under the 2005 Imagine Agreement.

        Interest expense. Interest expense in the 2005 quarter decreased 3.8% to $1,780, compared to $1,851 in the 2004 quarter. The interest expense in both the 2005 and 2004 quarters is primarily related to our convertible subordinated notes, which bore interest at an annual rate of 6.25%. We incurred additional interest expense related to the conversion of our convertible subordinated notes prior to October 15, 2005.  Holders of our convertible subordinated notes were entitled to convert their notes into shares of our common stock before October 15, 2005 and receive a discounted amount of interest that they would have otherwise received through October 15, 2005 had they not converted the notes. We incurred $199 of interest expense from the conversion of $20,903 in convertible subordinated notes during the 2005 quarter. We incurred $88 of interest expense from the conversion of $1,101 in convertible subordinated notes during the 2004 quarter. In addition, interest expense decreased due to a reduction in outstanding notes as a result of the conversions.

        The 2008 Notes automatically converted to shares of the Company’s common stock on November 4, 2005. The conversion occurred under the terms of the Notes because the average closing price of the Company’s common stock on the fifteen trading days following October 15, 2005 was greater than 110% of the conversion price of $7.00. There was $46,544 of 2008 Notes outstanding on November 4, 2005. Immediately after the conversion on November 7, 2005, there were 23,269 shares of common stock issued and outstanding.

        Federal income tax provision. Our provision for Federal income taxes was $1,616 in the 2005 quarter, compared to a provision of $23,336 in the 2004 quarter. The effective tax rate of 35% and 36% in the 2005 and 2004 quarters, respectively, is based on permanent differences between GAAP and tax accounting.

Nine Months Ended September 30, 2005 and 2004

         Premiums. Total premium revenue in the nine month period ended September 30, 2005 (the “2005 period”), including long-term care, disability, life and Medicare supplement, decreased 3.1% to $234,360, compared to $241,795 in the same period in 2004 (the “2004 period”).

        Total first year premium revenue in the 2005 period increased 9.4% to $9,102, compared to $8,319 in the 2004 period. First year long-term care premium revenue in the 2005 period increased 15.4% to $8,870, compared to $7,689 in the 2004 period. We believe that the increase in first year premiums is due to (1) the recommencement of sales in additional states during 2004 and 2005, (2) the engagement of additional independent agents that had not previously sold our policies, and (3) the introduction of our new long-term care products, which have higher annual premiums than our previously sold long-term care products. We anticipate that first year premium revenue will continue to increase as independent agents that sold our policies prior to the cessation of sales are reengaged and independent agents that had not previously sold our policies are recruited. In addition, we anticipate that first year premium will continue to increase as sales levels increase in states in which we have recently begun to write new business and as we recommence sales in additional states in which we are currently not writing new business.

        Total renewal premium revenue in the 2005 period decreased 3.5% to $225,258 compared to $233,479 in the 2004 period. Renewal long-term care premium revenue in the 2005 period decreased 3.7% to $215,673, compared to $223,946 in the 2004 period. The decrease in renewal premium revenue is due to the lapsation of existing policies. In addition, renewal long-term care premium revenue decreased due to the cancellation of a group policy during the 2005 period. The annual premium was approximately $2,900 in the 2004 period. We anticipate that we will continue to experience reduced levels of renewal premium revenue until the level of new premium revenue is sufficient to offset the lapsation of existing policies. Our persistency was 88.0% and 88.3% in the 2005 and 2004 periods, respectively.

        Net investment income. Net investment income earned for the 2005 period increased 8.9% to $37,673, from $34,584 for the 2004 period.

        Our average yield on invested assets at cost, including the notional experience account, cash and cash equivalents, was 5.03% and 5.17% in the 2005 and 2004 periods, respectively. The investment income component of our notional experience account investment credit generated $18,849 and $34,271 in the 2005 and 2004 periods, respectively. The yield on our notional experience account was 5.26% and 5.64% in the 2005 and 2004 periods, respectively. The notional experience account no longer exists, effective May 24, 2005, due to the commutation of the 2001 Centre Agreement. While the yield on invested assets declined in the 2005 period as compared to the 2004 period, investment income increased due to an increase in invested assets.

        During the 2005 period, we sold approximately $125,000 in U.S. Treasury obligations and reinvested the proceeds in mortgage backed securities. As a result, our future yield on invested assets increased approximately ten basis points.

        Market gain on notional experience account. The notional experience account no longer exists due to the commutation of the 2001 Centre Agreement, effective May 24, 2005, and therefore the gain on the notional experience account reflects activity through that date. We recorded a market gain on our notional experience account balance of $48,799 and $26,388 in the 2005 and 2004 periods respectively. The gains were due to decreasing interest rates during both periods.

        Change in preferred interest on early conversion. The fair value of the embedded derivative was $3 and $1,291 as of September 30, 2005 and 2004, respectively. We recorded income of $1,400 and $2,215 in the 2005 and 2004 periods, respectively, to reflect the change in value of the preferred interest on early conversion. The value of the embedded derivative decreased in the 2005 period as a result of $33,380 in conversions and the decrease in the value of the interest we would pay upon the conversion due to the shortening of the time period between the date of conversion and October 15, 2005. The value of the embedded derivative decreased during the 2004 period due to $25,406 of conversions and the shortening of the time period between the date of conversion and October 15, 2005.

        Other income. We recorded $6,625 in other income during the 2005 period, an increase from $4,222 in the 2004 period. The increase is attributable primarily to the recognition of a deferred gain from the 2001 sale of our disability business. The sale was done as a 100% quota share agreement, in contemplation of a subsequent assumption of the business, where actual ownership of the policies would change. For the 2005 period, the process to complete the remaining policyholder assumptions was substantially completed and we recorded $1,714 as other income. In addition we recorded a gain of $816 as a result of the recapture of the 2002 Centre Agreement.

        Benefits to policyholders. Total benefits to policyholders in the 2005 period increased 7.7% to $185,710, compared to $172,412 in the 2004 period. Our loss ratio, or policyholder benefits to premium revenue, was 79.2% in the 2005 period, compared to 71.3% in the 2004 period. The loss ratio increased due to an increase in claim reserves of approximately $5,000 as a result of the utilization of a lower discount rate due to the lower earnings rate of our investment portfolio after commutation. In addition, premium revenue was lower in the 2005 period compared to the 2004 period (see “Premiums”).

        Beginning in 2003, we undertook a series of claims adjudication process changes, which we believe enable us to more accurately fulfill our contractual policy obligations.  Until these process changes are completed and their ultimate benefit evaluated, we employ our best assumptions related to these changes in the establishment of our claim reserves.  The assumptions are based upon test samplings and experience of prior completed process changes.  We have developed a schedule for completion of these changes, including their impact upon current claims, and intend to continuously modify the assumptions based upon our adherence to the schedule and future assessment of results. During 2005 additional changes to our processes were made which include face-to-face eligibility assessments for a majority of our nursing home and assistant living facility claimants, changes to our internal claims auditing processes and the development of a national preferred provider network which will offer discounted rates to our policyholders with both national and regional nursing home and assisted living facilities. As a result of these ongoing modifications, which reduce our expected future payments on currently open claims, we reduced our claim reserves by approximately $21,000 in the 2005 period. However, we increased our claim reserves by approximately $12,500 as a result of changes in our assumptions related to incurred but not reported claims and closed but expected to re-open claims. The net decrease to claim reserves for the 2005 period as a result of these assumption changes was $8,500.

        Historically, more new claims are reported during the first quarter than in later quarters. This seasonality generates higher incurred claim ratios in the first quarter than in subsequent quarters. Management employs these seasonal assumptions throughout the year in the establishment of its claim reserves so that it can more consistently monitor loss ratio variances from its expectations based upon other significant factors such as claims duration and incidence. Management estimates that seasonality would have otherwise resulted in approximately $2,070 and $3,129 in higher incurred claims in the 2005 and 2004 periods, respectively, and as a result established lower claim reserves during both periods to reflect this seasonal variation.

         Commissions. Commissions to agents decreased 3.6% to $28,725 in the 2005 period, compared to $29,792 in the 2004 period.

        First year commissions on accident and health business in the 2005 period increased 15.5% to $5,621, compared to $4,868 in the 2004 period, primarily due to the increase in first year accident and health premium revenue. The ratio of first year accident and health commissions to first year accident and health premium revenue was 61.8% in the 2005 period and 58.5% in the 2004 period. The increase in the first year commission ratio for the 2005 period compared to the 2004 period is due to the decreased portion of premium revenue attributable to the sale of our Secured Risk and Medicare supplement policies in the 2005 period. These policies pay a lower commission as a percentage of premium revenue to agents than our individual long-term care policies. We believe that this ratio will continue to increase as sales of our individual long-term care policies increase as a percentage of total sales.

        Renewal commissions on accident and health business in the 2005 period decreased 7.4% to $24,873, compared to $26,856 in the 2004 period, due to the decrease in renewal accident and health premium revenue. The ratio of renewal accident and health commissions to renewal accident and health premiums was 11.1% in the 2005 period and 11.6% in the 2004 period.

        Net policy acquisition costs amortized. The net policy acquisition costs amortized in the 2005 period decreased to $4,206, compared to $9,649 in the 2004 period.

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

        General and administrative expenses. General and administrative expenses in the 2005 period increased 1.7% to $40,117, compared to $39,446 in the 2004 period. The ratio of total general and administrative expenses to premium revenues was 17.1% in the 2005 period, compared to 16.3% in the 2004 period.

        The increase in the 2005 period compared to the 2004 period was primarily due to an increase in accounting fees related to the restatement of our Form 10-K for the year ended December 31, 2004 and our Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, as well as an increase in the accounting fees related to our compliance efforts with respect to Section 404 of the Sarbanes-Oxley Act and the review of the 2005 Imagine Agreement. In addition, the legal costs associated with the settling of our litigation were higher in the 2005 period compared to the 2004 period. These increases were partially offset by a decrease in amortization of our warrants related to the 2001 Centre Agreement as a result of the commutation of the agreement effective May 24, 2005.

        Litigation accrual expense. While there can be no assurance, we believe that we will reach a settlement with plaintiffs in a class action lawsuit that has been filed against us, for which we accrued an expense amount that we believe represents our most probable outcome. During the 2005 period, we increased this accrued amount by $737 based upon our most recent best estimate. The total accrued as of September 30, 2005 is $3,738. In addition, $300 was recorded for a settlement of a separate lawsuit during the 2005 period.

        Commutation expense. The 2001 Centre Agreement was commuted effective May 24, 2005. We recorded a termination fee $18,300 in the 2005 period related to the early commutation of this agreement.

        Reinsurance warrants expense. As part of the 2001 Centre Agreement, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The warrants were forfeited as part of the early commutation of the agreement. The remaining value of $7,267 was recorded as an expense in the 2005 period.

        Expense and risk charges on reinsurance. In the 2005 and 2004 periods, we incurred expense and risk charges of $8,648 and $8,422, respectively. Our 2005 Imagine Agreement provides the reinsurer an expense and risk charge equal to the sum of (1) 0.25% of total ceded statutory reserves at the end of a quarter; and (2) 0.50% of the value of the combination of any letters of credit or funds deposited in trust by the reinsurer as of the beginning of the quarter. In addition, we paid the reinsurer an initial expense and risk charge as of June 30, 2005, the effective date of the agreement, of $2,920, which is being amortized to expense over 42 months, the estimated life of the agreement. Our 2001 Centre Agreement provided the reinsurer with expense and risk charges. The annual charge consisted of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business.

        Excise tax expense. We were subject to an excise tax for premium payments made to a foreign reinsurer under the 2001 Centre Agreement equal to one percent of the net premium revenue ceded to the foreign reinsurer. We recorded $749 and $2,259 for excise tax expenses in the 2005 and 2004 periods, respectively. The amount decreased in the 2005 period due to the commutation of the 2001 Centre Agreement effective May 24, 2005 and due to a refund filed for the return of a portion of the excise taxes paid during the last three years.

        Interest expense. Interest expense in the 2005 period decreased 32.9% to $5,262, compared to $7,838 in the 2004 period. The interest expense in both the 2005 and 2004 periods is primarily related to our convertible subordinated notes, which bore interest at an annual rate of 6.25%. We incurred additional interest expense related to the conversion of our convertible subordinated notes prior to October 15, 2005.  Holders of our convertible subordinated notes were entitled to convert their notes into shares of our common stock before October 15, 2005 and receive a discounted amount of interest that they would have otherwise received through October 15, 2005 had they not converted the notes. We incurred $655 of interest expense from the conversion of $33,380 in convertible subordinated notes during the 2005 period. We incurred $2,563 of interest expense from the conversion of $25,406 in convertible subordinated notes during the 2004 period. In addition, interest expense decreased due to a reduction in outstanding notes as a result of the conversions.

        The 2008 Notes automatically converted to shares of the Company’s common stock on November 4, 2005. The conversion occurred under the terms of the Notes because the average closing price of the Company’s common stock on the fifteen trading days following October 15, 2005 was greater than 110% of the conversion price of $7.00. There was $46,544 of 2008 Notes outstanding on November 4, 2005. Immediately after the conversion on November 7, 2005, there were 23,269 shares of common stock issued and outstanding.

        Federal income tax provision. Our provision for Federal income taxes was $9,944 in the 2005 period, compared to a provision of $14,657 in the 2004 period. The effective tax rate of 35% and 37% in the 2005 and 2004 periods, respectively, is based on permanent differences between GAAP and tax accounting.

Liquidity and Capital Resources

        Our consolidated liquidity requirements have historically been met from the operations of our insurance subsidiaries, from our agency subsidiaries and from funds raised in the capital markets. Our primary sources of cash from normal operations are premiums, investment income and maturities of investments. We have obtained, and may in the future obtain, cash through public and private offerings of our common stock, the exercise of stock options and warrants and other capital markets activities including the sale of debt instruments. Our primary uses of cash are policy acquisition costs (principally commissions), payments to policyholders, investment purchases and general and administrative expenses.

        In the 2005 period, our cash flows were attributable to cash used in operations, cash provided by investing and cash used in financing.  Our cash increased $2,869 in the 2005 period primarily due to the receipt of $972,656 as a result of the commutation of the 2001 Centre Agreement and the sale of $180,417 in bonds. Our cash decreased during the period primarily due to the purchase of $1,137,587 in bonds and deposits of $11,923 to the notional experience account.  The major source of cash from operations was premium revenue and investment income received and the major use of cash was for claims paid to policyholders and commissions paid to agents.

        In the 2004 period, our cash flows were attributable to cash provided by operations, cash used in investing and cash provided by financing. Our cash decreased $9,955 in the 2004 period primarily due to payments made to our reinsurer of $40,190 and the purchase of $41,236 in bonds. Our cash was increased during the period primarily due to $16,000 in additional funds generated from the issuance of convertible subordinated debt. This was supplemented by $26,718 from operations. The major source of cash from operations was premium revenue and investment income received and the major use of cash was for claims paid to policyholders and commissions paid to agents.

        At September 30, 2005, our total principal payment and lease obligations through 2009 were as follows:

	Debt	Lease Obligations	Total
2005	$--	$707	$707
2006	--	2,716	2,716
2007	--	877	877
2008	53,213	214	53,427
2009	--	170	170

	$53,213	$4,684	$57,897

         Parent company operations

        The cash flow needs of the parent company primarily include interest payments on outstanding debt and operating expenses. Historically, the funding had been primarily derived from the issuance of debt securities, the operating cash flow of our agency subsidiaries and dividends from the insurance subsidiaries. However, the dividend capabilities of the insurance subsidiaries are limited and we may need to rely upon our ability to raise additional capital and the operating cash flow of our agency subsidiaries to meet future liquidity needs. Our 6 1/4% Convertible Subordinated Notes automatically converted to shares of the Company’s common stock on November 4, 2005. The conversion occurred under the terms of the 2008 Notes because the average closing price of our common stock on the fifteen trading days following October 15, 2005 was greater than 110% of the conversion price of $7.00.

        Our parent company anticipated cash needs for the remainder of 2005 are as follows:

Debt interest payments	$2,241
Litigation settlements	4,375
Parent expenses	300

Cash requirements	$6,916

        Our anticipated parent company sources to meet our 2005 obligations are:

Cash and investments on hand	$9,466
Subsidiary sources	375

Cash sources	$9,841

         Subsidiary operations

        The majority of our insurance subsidiaries’ cash flow results from our existing long-term care policies, which had been ceded to the reinsurer under the 2001 Centre Agreement and are currently ceded to our new reinsurer under the 2005 Imagine Agreement. Our subsidiaries’ ability to meet additional liquidity needs and cover fixed expenses in the future is highly dependent upon our ability to issue new policies, obtain reinsurance for those policies and control expense growth. Our future growth and new policy issuance is dependent upon our ability to continue to expand our historical markets, retain and expand our network of agents and effectively market our products and fund our marketing and expansion while maintaining minimum statutory levels of capital and surplus required to support such growth.

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

Forward Looking Statements

        Certain statements made by us in this report may be considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. An investment in our securities includes certain risks, which may be specific to us or to the long-term care insurance industry. Factors which could cause actual results to differ from expectations include, among others, our ability to comply with the Corrective Action Plan, the Florida Consent Order, the orders or directives of other states in which we do business or any special provisions imposed by states in connection with the resumption of writing new business, whether our Corrective Action Plan will be accepted and approved by all states, our ability to meet our future risk-based capital goals, the adverse financial impact of suspending new business sales, our ability to raise adequate capital to meet regulatory requirements and to support anticipated growth, the cost associated with recommencing new business sales, liquidity needs, the adequacy of our loss reserves and the recoverability of our DAC asset, our ability to sell insurance products in certain states, our ability to enter into a reinsurance agreement for policies sold after July 31, 2004, our ability to resume generating new business in all states, our ability to commute our reinsurance agreement and to recapture our reinsured policies, our ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of our capital and surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, our ability to defend ourselves against adverse litigation or to settle such matters, implementation of approved and pending premium rate increases, policyholder persistency and our ability to recapture, expand and retain our network of productive independent agents, especially in light of the suspension of new business.

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

        We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 89.2% of total liabilities. Long-term debt, although not carried at fair value, is included in the hypothetical effect calculation. In addition, we evaluate the effect of our long-term debt based upon its contractual maturity of October 15, 2008. Subsequent to September 30, 2005, all of our outstanding long-term debt converted to equity under the terms of the debt.

        The hypothetical effects of changes in market rates or prices on the fair values of our financial instruments as of September 30, 2005, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

        If interest rates had increased by 100 basis points at September 30, 2005, there would have been a decrease of approximately $95,461 in the net fair value of our investment portfolio less our long-term debt. A 200 basis point increase in market rates at September 30, 2005 would have resulted in a decrease of approximately $181,282 in the net fair value. If interest rates had decreased by 100 and 200 basis points, there would have been a net increase of approximately $106,303 and $224,812 respectively, in the net fair value of our total investments and debt.

Item 4.   Controls and Procedures

        Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by other employees of us and our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

        The Company and its subsidiary, PTNA, are defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division (Forest, et al. v. Penn Treaty Network America Insurance Company).  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. In their complaint, plaintiffs claim wrongdoing in connection with the sale of long-term care insurance policies to the plaintiffs and the class, and allege claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, negligent misrepresentation, fraudulent misrepresentation, and restitution and pray for relief in the form of compensatory damages and restitution, an order of reformation of the policies, and attorney fees and court costs.  No amounts were specified for compensatory damages and restitution.  On August 23, 2005, the court preliminarily approved a settlement negotiated between the parties and certified, for settlement purposes only, a proposed national class.  A final hearing will be held before the court on December 14, 2005 to consider the fairness, reasonableness and adequacy of the proposed settlement, as well as the application for awards to class representatives, for attorneys’ fees, and for expense reimbursement. We have accrued a total of $3,738 related to the proposed settlement of this matter and the related matter described below.

        The Company and PTNA are defendants in an action in the Orange County Superior Court in the state of California (Bartolini, et al. v. Penn Treaty Network America Insurance Company).  Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public.  In their complaint, plaintiffs claim wrongdoing in violation of the California Business & Professions Code in connection with the sale of long term care insurance policies.  Plaintiffs allege unlawful business acts, claims for reformation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and negligent misrepresentation and pray for relief in the form of compensatory damages and restitution, punitive damages, an order of reformation of the policies, and attorney fees and court costs.  No amounts were specified for compensatory damages and restitution.  On August 23, 2005, the court in the Florida matter described above preliminarily approved a settlement negotiated between the parties and certified, for settlement purposes only, a proposed national class which, if finally approved, would also resolve this matter pursuant to the agreement between the parties.  A final hearing will be held in the Florida matter before the Court on December 14, 2005 to consider the fairness, reasonableness and adequacy of the proposed settlement, as well as the application for awards to class representatives, for attorneys’ fees, and for expense reimbursement.  As stated above, we have accrued a total of $3,738 related to the proposed settlement of this matter and the related matter described above.

        PTNA was a defendant in an action in the Los Angeles County Superior Court in the state of California (Westfall, et al. v. Penn Treaty Network America Insurance Company).  Plaintiffs filed this matter on May 28, 2004 on behalf of themselves, all other persons similarly situated and the general public.  Plaintiffs alleged wrongdoing in connection with the payment of long-term care insurance claims.  Plaintiffs alleged violations of the California Consumer Legal Remedies Act, the California Business and Professions Code, breach of the implied duty of good faith and fair dealing and financial elder abuse and prayed for relief in the form of compensatory damages and restitution, punitive damages, an accounting, attorney fees and court costs.  No amounts were specified for compensatory damages and restitution or punitive damages.  PTNA removed this case to United States District Court for the Central District of California in March 2005.  We believe that the complaint was without merit, however, in order to resolve the matter and to reduce further litigation expense and the burdens and uncertainties of protracted litigation, the parties have settled this matter for $300.

        PTNA is a party to a reinsurance agreement to cede the risk of certain home health care claims that extend beyond 36 months. The reinsurance recoverable related to this agreement was $11,468 and $11,236 at September 30, 2005 and December 31, 2004, respectively. The reinsurer has notified PTNA that it believes that PTNA is in breach of its current agreement as a result of entering into the 2001 Centre Agreement without the prior written approval of the reinsurer.  PTNA has contested this assertion of breach based upon its verbal and written notification to the reinsurer prior to entering into the 2001 Centre Agreement.   In addition, PTNA believes that the 2001 Centre Agreement substantially improved PTNA’s financial strength and actually benefited the reinsurer. In May 2005, PTNA notified the reinsurer that PTNA was initiating arbitration proceedings. The ultimate resolution of this dispute cannot be determined at this time.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        On June 30, July 31, August 31, and September 30, 2005, we issued 962, 1,447, 1,025, and 1,050 shares, respectively, of common stock as compensation to LTC Exchange Ltd., in private placements exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities

       Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

      None

Item 5.   Other Information

      None

Item 6.   Exhibits

Exhibit Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended effective July 8, 2005.

10.1	Coinsurance Agreement dated as of July 28, 2005 among Penn Treaty Network America Insurance Company, American Network Insurance Company and Imagine International Reinsurance Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.2	Funds Withheld Trust Agreement dated as of July 28, 2005 among Penn Treaty Network America Insurance Company as Grantor, Imagine International Reinsurance Limited as Beneficiary and The Bank of New York as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.3	Funds Withheld Trust Agreement dated as of July 28, 2005 among American Network Insurance Company as Grantor, Imagine International Reinsurance Limited as Beneficiary and The Bank of New York as Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.4	Reinsurer Trust Agreement dated as of July 28, 2005 among Imagine International Reinsurance Limited as Grantor, Penn Treaty Network America Insurance Company as Beneficiary and The Bank of New York as Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.5	Reinsurer Trust Agreement dated as of July 28, 2005 among Imagine International Reinsurance Limited as Grantor, American Network Insurance Company as Beneficiary and The Bank of New York as Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.6	Investment Management Agreement dated as of July 28, 2005 between Perspective (Barbados) Limited, formerly Brascan Strategic Asset Management Limited (Barbados), and Penn Treaty Network America Insurance Company and American Network Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.7	Commutation and Settlement Agreement dated as of July 28, 2005 by and between Centre Solutions (Bermuda) Limited and Penn Treaty American Corporation, Penn Treaty Network America Insurance Company and American Network Insurance Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENN TREATY AMERICAN CORPORATION
Registrant

Date: November 14, 2005	/s/ William W. Hunt
William W. Hunt President and Chief Executive Officer

Date: November 14, 2005	/s/ Mark Cloutier
Mark Cloutier Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated and Amended Articles of Incorporation, as amended effective July 8, 2005.

10.1	Coinsurance Agreement dated as of July 28, 2005 among Penn Treaty Network America Insurance Company, American Network Insurance Company and Imagine International Reinsurance Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.2	Funds Withheld Trust Agreement dated as of July 28, 2005 among Penn Treaty Network America Insurance Company as Grantor, Imagine International Reinsurance Limited as Beneficiary and The Bank of New York as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.3	Funds Withheld Trust Agreement dated as of July 28, 2005 among American Network Insurance Company as Grantor, Imagine International Reinsurance Limited as Beneficiary and The Bank of New York as Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.4	Reinsurer Trust Agreement dated as of July 28, 2005 among Imagine International Reinsurance Limited as Grantor, Penn Treaty Network America Insurance Company as Beneficiary and The Bank of New York as Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.5	Reinsurer Trust Agreement dated as of July 28, 2005 among Imagine International Reinsurance Limited as Grantor, American Network Insurance Company as Beneficiary and The Bank of New York as Trustee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.6	Investment Management Agreement dated as of July 28, 2005 between Perspective (Barbados) Limited, formerly Brascan Strategic Asset Management Limited (Barbados), and Penn Treaty Network America Insurance Company and American Network Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.7	Commutation and Settlement Agreement dated as of July 28, 2005 by and between Centre Solutions (Bermuda) Limited and Penn Treaty American Corporation, Penn Treaty Network America Insurance Company and American Network Insurance Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.