Form 10-K
period 2005-12-31
PENN TREATY AMERICAN CORP
filed 2007-03-26
CIK 814181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to _________

Commission file number: 001-14681

PENN TREATY AMERICAN CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1664166
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3440 Lehigh Street, Allentown, Pennsylvania	18103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (610) 965-2222

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.10 per share,

Listed on the New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 402 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No. ☒

Based upon the last sale price of the registrant’s Common Stock on June 30, 2005, the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was $117,144,191.

As of March 22, 2007, 23,290,688 shares of the registrant’s Common Stock were issued and outstanding.

Documents Incorporated by Reference:	None.

Table of Contents	Page

Explanatory Note

This is our Annual Report on Form 10-K for the year ended December 31, 2005. In this document, we present our 2005 financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Throughout the document, we have also included 2006 information in Part I where appropriate and available.

On March 16, 2007, we filed a Form 8-K that included all of the sections and items of this Form 10-K for the fiscal year ended December 31, 2005, except for Item 9A-Controls and Procedures, the Report of Independent Registered Public Accounting Firm, Management’s Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting. The exhibit list was also excluded.

The audited financial statements in this Form 10-K differ from the unaudited financial statements in the Form 8-K filed on March 16, 2007 in that we adopted Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, effective for the year ended December 31, 2005. As a result of adopting SAB No. 108, we now show a cumulative effect of approximately $1.5 million as a reduction to retained earnings as of January 1, 2005. The adoption of SAB No. 108 did not impact our net loss of $13.95 million for the year ended December 31, 2005 or our book value of $10.95 per share as of December 31, 2005.

PART I

Forward-Looking Statements

Certain statements made by us in this filing may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others, those described in “Risk Factors” beginning on page 25.

Available Information

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 Frank Street N.E, Washington, D.C., 20549. In order to obtain information about the operation of the Public Reference Room, you may call the SEC at 1-800-732-0330. The SEC also maintains a site on the Internet that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website is http://www.sec.gov. You can also read and download the various reports we file with the SEC from our website, https://www.penntreaty.com.

We provide access through our website to current information relating to corporate governance. Copies of our Audit Committee Charter, our Nominating and Corporate Governance Committee Charter, our Code of Ethics for the Chief Executive Officer and Senior Financial Executives, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics for all employees, our Compensation Committee Charter and other matters impacting our corporate governance program are accessible on our website. Copies of these documents may also be obtained free of charge by contacting Penn Treaty American Corporation, 3440 Lehigh Street, Allentown, PA 18103, Attention: Corporate Secretary. We intend to post on our website any amendments to, or waivers from, our Code of Ethics for the Chief Executive Officer and Senior Financial Executives, which are required to be disclosed by applicable law, rule or regulation. Information contained on Penn Treaty’s website is not part of this Form-10K filing.

Item 1.	Business
(a)	The Company and the Long-term Care Insurance Industry

Penn Treaty American Corporation

We are a provider of long-term care insurance in the United States. Our principal products are individual, defined benefit accident and health insurance policies covering long-term care services, including confinement to nursing facilities and assisted living facilities, as well as home health care. Our policies are designed to provide benefits if and when the insured is no longer capable of functioning independently. Although long-term care policies accounted for approximately 97% and 96% of our total annualized issued premium as of December 31, 2006 and 2005, respectively, we also sell Medicare supplement policies. Our total long-term care in-force premiums were approximately $307 million and $317 million at December 31, 2006 and 2005, respectively. We also own insurance agencies that sell senior-market insurance products issued by us as well as other insurers.

We introduced our first long-term nursing home insurance product in 1972 and our first home health care insurance product in 1983. Since then we have developed several new products designed to meet the changing needs of our customers. Our primary product offerings currently are:

•	The Personal Freedom® policy, which provides comprehensive coverage for facility and home health care;

•	The Secured Risk® product, which is a limited benefit policy designed for impaired physical risks;

•	The Assisted Living Plus® policy, which provides coverage for all levels of facility care and includes an optional home health care rider;
•	The Independent Living® policy, which provides coverage for home and community-based care furnished by licensed care providers, as well as unlicensed caregivers; and
•	Simple LTC SolutionSM, which offers a simplified approach to long-term care insurance, and provides coverage for facility and home health care services.

In 2001, we ceased new policy sales nationwide as a result of insufficient statutory surplus levels until we formulated a Corrective Action Plan (the “Plan”) with the Pennsylvania Insurance Department (the “Department”). Both Penn Treaty Network America Insurance Company (“PTNA”) and American Network Insurance Company (“ANIC”), which represent approximately 90% and 8% of our direct premium revenue, respectively, for both the years ended December 31, 2006 and 2005, are subject to the Plan. Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. Through the filing date of this Form 10-K, we have recommenced new policy sales in 21 additional states, including Florida and California (both subject to Corrective Orders or Letter Agreements). Florida, California and Pennsylvania accounted for approximately 16%, 14% and 11%, respectively, of our direct premium revenue for the year ended December 31, 2005 (15%, 14% and 11% for the year ended December 31, 2006). We are working with the remaining six states to recommence new policy sales.

In August of 2006 PTNA agreed to temporarily suspend new sales of Florida insurance policies pending the filing of its 2005 statutory audit report and the review by the Florida Department of Insurance Regulation (“Florida OIR”). Florida represented approximately 6% of new business applications prior to the temporary suspension. In November of 2006 PTNA entered into a revised voluntary consent agreement with the Florida OIR to recommence sales. We anticipate that the terms of the voluntary consent agreement will adequately accommodate our expected growth plans for the foreseeable future. The major provisions of the voluntary consent agreement, with which PTNA must comply in order to continue writing new policies in Florida, include but are not limited to, the following:

•	PTNA will continue to file monthly financial reports, as it has since 2002, with the Florida OIR.
•

PTNA will limit total Florida premium to current levels of approximately $48 million as of June 30, 2006, allowing for new business growth equal to lapses of existing policies.  This base amount may increase as a result of any future premium rate increases on existing policies.

•	PTNA will seek prior approval of the Florida OIR before commencing or terminating any new reinsurance agreements.
•	PTNA will maintain a risk-based capital ratio in excess of 250%. PTNA’s ratio as of December 31, 2006 and 2005 was approximately 730% and 714%, respectively.

The voluntary consent agreement may be modified by the Florida OIR in the event of deteriorating financial performance on the part of PTNA. In addition PTNA may seek removal of the conditions of the voluntary consent agreement in the future if its financial strength improves or its ratings with either A.M. Best Company or Standard and Poor’s increases.

Corporate Background

Penn Treaty American Corporation (“Penn Treaty”) is registered and approved as a holding company under the Pennsylvania Insurance Code. Penn Treaty was incorporated in Pennsylvania on May 13, 1965 under the name Greater Keystone Investors, Inc. and changed its name to Penn Treaty American Corporation on March 25, 1987. Our primary business is the sale of long-term care insurance, which we conduct through the following subsidiaries:

•	Penn Treaty Network America Insurance Company — a Pennsylvania-domiciled insurance company;
•	American Network Insurance Company — a Pennsylvania-domiciled insurance company; and
•	American Independent Network Insurance Company of New York — a New York-domiciled insurance company.
•

Southern Security Life Insurance Company (“Southern Security”) — In December 2006 we entered into a purchase agreement to acquire a Florida-domiciled shell insurance company.  The purchase agreement is conditioned upon the approvals of the Florida and Pennsylvania Insurance Departments, which are still pending.  The purchase price for Southern Security Life Insurance Company consisted of $400,000 plus the capital and surplus of Southern Security as of December 31, 2006, which was $3,861,363, plus all investment income and interest on the capital and surplus accruing between December 31, 2006 and the date of final distributions from escrow, which has not yet been determined.

We also conduct insurance agency operations through the following subsidiaries:

•	United Insurance Group Agency, Inc.—a Michigan-based consortium of insurance agencies;
•	Network Insurance Senior Health Division—a Florida-based insurance agency brokerage; and
•	Senior Financial Consultants Company—a Pennsylvania-based insurance agency brokerage.

The Long-Term Care Insurance Industry

Based on the 2005 and 2006 Annual Surveys by LIMRA International:

•

Industry-wide long-term care insurance sales were down by approximately 8% in 2006, 5% in 2005, and 25% in 2004.  Approximately $608 million in new annual policy premiums were issued in 2006 compared to $661 million in 2005 and $699 million in 2004.  We believe this decrease was due primarily to the decision by several providers to cease offering long-term care insurance, to raise premiums on in-force policies and/or to introduce new products with higher prices.  These actions have caused some distributors to reduce their sales focus on these products.

•

The total number of in-force policies at the end of 2006 exceeded 4.5 million, compared to 4.4 million at the end of 2005, with in-force annualized premium reaching $7.7 billion in 2006, compared to $7.3 billion in 2005.

Given the projected demographics of the U.S. population, the rising costs of home health care and long-term care, the associated challenges faced by Medicaid, and current and proposed state and federal legislation that support the purchase of private long-term care insurance coverage, we believe the potential for future growth remains significant.

According to a 2000 U.S. Census Bureau report, the population of senior citizens (people age 65 and over) in the United States is projected to grow from an estimated level of approximately 35 million in 2002 to approximately 70 million by 2030. Furthermore, health and medical technologies are improving life expectancy and, by extension, increasing the number of people requiring some form of long-term care. The projected growth of the target population indicates a substantial growth opportunity for companies providing long-term care insurance products. We believe that the rising cost of nursing home and home health care services, along with the increasing strain these services are having on the state and federally financed Medicaid system (which is the largest payer of long-term care services) makes long-term care insurance an attractive means to pay for these services. According to reports by the Centers for Medicare and Medicaid Services, the combined cost of home health care and nursing home care was $20.0 billion in 1980. By 2001, this cost rose to $134.9 billion, in 2003 the cost was $150 billion. In 2005, national spending on long-term care totaled $207 billion according to the

Health Policy Institute, Georgetown University. The proportion of spending on home and community based care continues to grow, accounting for 37% of total long-term care spending in 2005, compared with 19% just ten years earlier.

In February 2006, the Deficit Reduction Act of 2005 was signed into law, which included provisions permitting states to participate in long-term care partnership programs by filing Medicaid plan amendments. Under the partnership program, consumers in participating states will benefit because they will be permitted to protect assets equal to the amount of long-term care insurance benefits they use without affecting Medicaid eligibility. For example, if a partnership policyholder uses $100,000 of long-term care insurance benefits, the policyholder will be able to keep $100,000 of assets and still access Medicaid for remaining care needs. The legislation’s impact on long-term care insurance sales in the short-term is uncertain as states enroll to participate in the partnership program and as consumers and financial planners begin to understand the Medicaid reforms. In the long-term, we expect the partnership feature to expand the long-term care insurance market in participating states to purchasers who would otherwise engage in Medicaid planning as an alternative to long-term care insurance, although we are unable to predict the impact this will have on our future sales.

Our Strategy

Our vision for the future is to be a leading provider of long-term care insurance solutions, with related services and products, which offer our customers and their families security through asset and income protection and the preservation of choice of eligible care providers. Our value proposition incorporates stratification of underwriting risk, innovative product development, efficient and effective underwriting, improved claims adjudication processes and an individualized service culture for agents and policyholders. We believe we can achieve this goal through profitable sales growth, diligent management of our in-force policies and ongoing service enhancements.

Sales

We believe that we are able to attract distribution and grow sales because of our individualized service culture for agents and policyholders and our ability to underwrite physically impaired risks not considered for coverage by our competitors. Because of our underwriting stratification, we are able to issue a high percentage of applications for agents thus making their sales attempts more cost effective for them.

Sales of new products are expected to be a driving force in generating profits in the future. In 2006 our issued annualized long-term care premium totaled approximately $17.6 million, or 12% below the sales level of 2005. We believe this decrease was due to the uncertainty created by the late filing of our statutory financial statements, the uncertainty created by the late filing of our 2005 Form 10-K, the amount of time that we were prohibited from selling new business in the state of Florida during 2006 and the focus by a number of our independent agents on the new Medicare Part D and fee for service products. In 2005, sales of our current generation of long-term care insurance products totaled approximately $19.9 million on an issued annualized premium basis, 18% above the sales level of 2004.

Approximately $17.1 million or 97% of the 2006 long-term care sales were generated by Field Marketing Organizations (“FMOs”). Approximately $19.2 million or 97% of the 2005 sales were generated by FMOs. We primarily market our long-term care insurance products through FMOs, which are generally large, independent, multi-agent networks utilized for the purpose of recruiting agents and developing networks of agents in various states. FMOs receive an override commission on business written in return for recruiting, training and motivating independent agents to place business with Penn Treaty. At December 31, 2005, we had contracts to sell our products with approximately 75 FMOs. The number of FMOs decreased in 2005 from approximately 140 at December 31, 2004 as FMOs that did not meet certain production levels were transferred under other FMOs or ceased new sales with Penn Treaty. The number of FMOs was further reduced to approximately 55 at December 31, 2006. This strategy allows us to focus our resources on FMOs that are more likely to increase production in the future. Beginning in 2006, we also began to recruit new FMOs that are interested in selling our products. We recruited five new FMOs in 2006.

The remaining sales in both 2006 and 2005 were generated through strategic alliances. These coordinated ventures with other long-term care insurance carriers offer access to our long-term care insurance products and underwriting breadth to the competitor’s captive sales agents. The revenue stream, increased agent retention and partial reimbursement of underwriting expense for issued new business makes this an appealing program for other long-term care insurance carriers.

Distribution opportunities are expanding for long-term care insurance, with the product increasingly being recognized as a valuable tool for wealth advisors involved in financial planning and lifestyle programs. For financial advisors who haven’t typically sold long-term care insurance to their clients, the product is a cross-selling and asset-retention vehicle. We intend to explore this and other distribution channels to maximize growth opportunities in the coming years. In February of 2007 we introduced our PersonaLTCTM platform specifically designed to help financial advisors deliver long-term care insurance solutions to their clients. We believe that our first sales from this distribution channel will occur in 2007. This platform includes:

•	A new simplified application process.
•	The use of our physically impaired underwriting capabilities to reduce the number of declined applications experienced by financial advisors.
•	A national co-sales specialist network that utilizes our FMOs.

While long-term care insurance has been sold by our company for over thirty years, the recent changes in legislation, aging demographics and consumer education have increased awareness for the product. The Deficit Reduction Act of 2005 (“DRA”), signed into law in February 2006, promotes the utilization of long-term care insurance in three distinct ways. The primary provision includes the expansion of long-term care partnership programs to all states by filing Medicaid state plan amendments. These partnership programs allow for asset protection equal to the amount of long-term care insurance benefits used without affecting their eligibility for Medicaid. Other key long-term care provisions include Medicaid reform by states and a promotion effort aimed at educating the consumer on long-term care issues. These three areas - partnership expansion, revision of Medicaid eligibility and consumer education are expected to strengthen the consumer’s awareness of long-term care issues and long-term care insurance as a financing tool. Implementation will require coordination between the states and federal agencies. Because of this, the impact to sales is uncertain.

The aging demographic continues to expand this market segment as nearly eight thousand of the 78 million Baby Boomers turn 60 every day (source: www.census.gov - Press Release January 3, 2006). The Baby Boomers are learning about long-term care issues as they care for aging parents - many without adequate resources for the care, medications, and choices that face them.

There are a myriad of chronic health conditions that exist in various population segments in the United States. Advances in wellness, diagnostics and pharmacology have allowed many people to live active and stable lives despite these health conditions. Hypertension, diabetes, osteoarthritis, obesity and cancer are examples of prevalent co-morbid conditions that we evaluate for long-term care insurance in our physically impaired risk product line. Consumers are highly complex individuals and their medical conditions are equally complex. Early diagnosis and excellent management of conditions is evaluated by our underwriters. We offer five different underwriting classes based on an applicant’s health and overall risk. Significant surcharges are added to our base rate so that we are able to offer coverage to a wide variety of risks. Although this approach is common in other lines of insurance such as life and disability, we believe our approach is unique to the long-term care insurance marketplace. We believe this underwriting breadth distinguishes us from our competition and allows our agents to offer coverage to many additional applicants.

Management of In-Force Policies

As a leading provider of long-term care insurance with over 30 years of issued polices and historical long-term care data, we currently manage multiple product generations (new and revised products introduced at different times in our history), including facility only, home health care only, comprehensive, tax-qualified, and non tax-qualified business. Our in-force policies written before December 31, 2001 have demonstrated a high degree of volatility, requiring recurrent evaluations and multiple rounds of premium rate increases. All of our in-force policies are reviewed at least quarterly in order to identify any trends that are different than previously anticipated. If negative trends are identified, we take action to correct these trends. These actions include premium rate increases or a voluntary reduction of the level of benefits in exchange for a reduced premium rate increase or no premium rate increase. In addition to premium rate increases, we also manage our in-force policies through improvements to our claims adjudication processes and general and administrative expense management. Policies written after December 31, 2001 have not needed any premium rate increases and we do not currently anticipate that they will need premium rate increases.

(b)	Insurance Products

Since 1972, we have developed, marketed and sold defined benefit accident and health insurance policies designed to be responsive to changes in:

•	the characteristics and needs of the senior insurance market;
•	governmental regulations and governmental benefits available for senior citizens; and
•	the health and long-term care delivery systems.

As of December 31, 2006 and 2005, approximately 97% and 96%, respectively, of our total annualized premiums in-force was derived from long-term care policies. We evaluate input from both our independent agents and our policyholders with respect to the changing needs of the long-term care market. In addition, our representatives regularly attend regulatory meetings, industry consortiums and seminars to monitor significant trends in the long-term care industry.

The following table sets forth, at the dates indicated, information related to our policies in force:

	(annualized premiums in $000's)
	December 31,
	2006		2005		2004

Long-term care:
Annualized premiums	$ 307,045	96.6%	$ 316,785	95.7%	$ 326,030	95.3%
Number of policies	153,597		160,700		172,324
Average premium per policy	$ 1,999		$ 1,971		$ 1,892

Disability insurance:
Annualized premiums	$ 208	0.1%	$ 248	0.1%	$ 1,426	0.4%
Number of policies	704		819		3,357
Average premium per policy	$ 295		$ 303		$ 425

Medicare supplement:
Annualized premiums	$ 8,467	2.6%	$ 11,472	3.4%	$ 11,890	3.5%
Number of policies	4,415		5,975		7,887
Average premium per policy	$ 1,918		$ 1,920		$ 1,508

Life insurance:
Annualized premiums	$ 2,027	0.6%	$ 2,245	0.7%	$ 2,480	0.7%
Number of policies	3,748		4,086		4,456
Average premium per policy	$ 541		$ 549		$ 557

Other insurance:
Annualized premiums	$ 148	0.1%	$ 166	0.1%	$ 257	0.1%
Number of policies	1,395		1,554		1,847
Average premium per policy	$ 106		$ 107		$ 139

Total annualized premiums in force	$ 317,895	100.0%	$ 330,916	100.0%	$ 342,083	100.0%
Total Policies	163,859		173,134		189,871

Our long-term care insurance policies provide benefits for either care provided in a long-term care facility or care received in one’s home (“home health care”), or they can cover both. Policies that include coverage for long-term care facilities provide benefits for confinement to nursing facilities as well as assisted living facilities. Our policies generally require that the insured need assistance with at least two activities of daily living or have cognitive impairment that makes it unsafe for them to live unsupervised in order to be eligible for benefits. Most of our non-tax-qualified policies (deemed such because they do not meet the requirements for a tax-qualified policy established by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)) also permit the insured to become eligible for benefits upon the care being prescribed as necessary by a physician.

Benefits paid for long-term care facility confinement are generally paid on an expense-incurred basis, subject to a daily maximum selected at the time the policy was issued, ranging from $60 to $300 per day. Some of our older policies pay the policy’s full daily maximum as an indemnity benefit without regard to the expense incurred. Benefits are paid for as long as the insured remains eligible, or until the policy’s maximum benefit period has been exhausted. Maximum benefit periods range from one to 10 years, or an unlimited option. Effective January 1, 2007, we are no longer selling policies with an unlimited benefit period. The maximum benefit period we are now selling is seven years.

Many policies also offer benefits for home health care services. Nurses, home health aides, certified nurse’s aides and physical therapists are typically covered for the care/services they provide in the insured’s home. Some policies also cover private, unlicensed caregivers and family members, subject to our pre-approval. Home health care benefits are paid on an expense-incurred basis and are generally subject to the same requirements and limitations as facility benefits, such as the daily maximum and maximum benefit period described above.

Our long-term care insurance policies can also cover other long-term care providers and services, such as adult day care and hospice care. Most policies include waiver of premium benefits that waive the premiums payable for the duration of the claim once the insured has received benefits for 90 days, and restoration of benefits features that permit the benefits of the policy to be replenished after the insured has recovered and been independent for a specified period of time. Many also include an inflation feature, purchased as a rider to the base policy, which is intended to allow the benefit amounts purchased to keep pace with the rising costs of care.

Our current product offerings include the following:

Personal Freedom® policy. Our Personal Freedom® policy (offered since 1996) provides comprehensive coverage in that it covers both facility care and home health care. The Personal Freedom® policy represented 46% and 42% of our 2006 and 2005 issued business, respectively.

Secured Risk® policy. Our Secured Risk® policy (offered since 1998) provides limited facility care benefits to people who would not, due to health conditions, qualify for the more traditional long-term care insurance policy. An optional home care rider, offering limited coverage, is also available to those who qualify. This policy includes limitations not required in our other policies, such as waiting periods for pre-existing conditions, mandatory elimination periods (deductibles) of at least 100 days, and maximum benefit periods of no more than three years. It does not include many of the features found in our other policies, such as waiver of premium benefits and restoration of benefits. The Secured Risk® policy represented 37% and 32% of our policies issued in 2006 and 2005, respectively.

Assisted Living® policy. The Assisted Living® policy (offered since 1999) provides facility coverage only and is a lower-priced alternative to the Personal Freedom® policy. When coupled with an optional home health care rider, the Assisted Living® policy offers benefits similar to those of the Personal Freedom® policy. The Assisted Living® policy represented 7% and 14% of our policies issued in 2006 and 2005, respectively.

Independent Living® policy. The Independent Living® policy (offered since 1994) provides coverage for all levels of home health care. The Independent Living® policy represented 7% and 9% of our policies issued in 2006 and 2005, respectively.

Simple LTC SolutionSM policy. The Simple LTC SolutionSM policy, (offered since 2005) provides a simplified, more affordable approach to long-term care insurance. This policy covers facility and home health care, but does not include many of the additional features found in our Personal Freedom policy. It includes cost-controlling features such as an automatic deductible, an ongoing policyholder co-payment, and limited benefit dollars that do not restore. The Simple LTCSM Solution policy represented 1% and 2% of our policies issued in 2006 and 2005, respectively.

Riders. We offer numerous optional riders to our base policies, including home health care coverage, inflation protection, shared care (which allows spouses to share benefits) and non-forfeiture benefit, (which guarantees certain paid-up benefits in the event the policy lapses in the future).

Tax qualified and non-qualified policies. Following the enactment of HIPAA, we began offering a tax qualified policy, which allows for certain income tax deductions for premium payments and provides benefit payments that are not subject to tax. We continue to offer both tax-qualified and non-tax-qualified policies, with the non-tax-qualified policies generally offering access to benefits at lower levels of disability, while not offering the same preferential tax treatment as a tax-qualified policy. Tax qualified policies represented 90% and 85% of our policies issued in 2006 and 2005, respectively.

We employ the use of multiple risk underwriting classes that permit us to offer coverage to individuals that are considered healthy, as well as those with significant medical conditions. This tiered approach requires the policyholder to pay a premium that correlates with his/her health at the time of application and the risk associated therewith. Our Secured Risk® policy is reserved for those in the highest-risk class.

(c)	Marketing

Historically, our business has been concentrated in a few key states. During 2006 and 2005, approximately 40% and 41%, respectively, of our direct premium revenue came from sales of policies in California, Florida and Pennsylvania. In 2001, we ceased new policy sales nationwide as a result of our statutory surplus levels until we formulated the Plan with the Department. Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 21 additional states, including California and Florida. We are working with the remaining six states to recommence new policy sales.

The following table summarizes our sales of both long-term care and Medicare supplement new policies in the periods indicated (in thousands):

	2006	2005	2004
Number of new policies sold	8	9	8
Annualized premiums	$17,906	$21,018	$17,969

Markets. The following chart shows premium revenues by state (dollar amounts in thousands):

		($000)			Current
	Year	Year Ended December 31,			Year %
State	Entered	2005	2004	2003	of Total
Arizona	1988	$ 13,190	$ 13,671	$ 13,947	4%
California	1992	43,826	46,585	45,618	14%
Florida	1987	49,090	50,435	55,907	16%
Illinois	1990	17,341	17,535	17,104	6%
New Jersey	1996	7,305	6,756	6,887	2%
North Carolina (2)	1990	8,775	9,430	9,366	3%
Ohio	1989	8,677	9,248	9,970	3%
Pennsylvania	1972	35,143	39,392	43,850	11%
Texas	1990	15,469	15,742	15,803	5%
Virginia	1989	21,789	22,477	23,008	7%
Washington	1993	9,995	10,270	10,060	3%
All Other States (1)(2)		78,916	78,344	70,426	26%
All States		$309,516	$319,885	$321,946	100%

(1)	Includes all states with premiums of less than two percent of total premiums in 2005.
(2)	We have not recommenced new policy sales in North Carolina or in 5 other states which are included in All Other States.

Distribution Partners. Approximately $17.1 million or 97% of the 2006 long-term care sales were generated by FMOs. Approximately $19.2 million or 97% of the 2005 sales were generated by FMOs. We primarily market our long-term care insurance products through FMOs, which are generally large, independent, multi-agent networks utilized for the purpose of recruiting agents and developing networks of agents in various states. FMOs receive an override commission on business written in return for recruiting, training and motivating independent agents to place business with Penn Treaty. At December 31, 2005, we had contracts to sell our products with approximately 75 FMOs. The number of FMOs decreased in 2005 from approximately 140 at December 31, 2004 as FMOs that did not meet certain production levels were transferred under other FMOs or ceased new sales with Penn Treaty. The number of FMOs was further reduced to approximately 55 at December 31, 2006. This strategy allows us to focus our resources on FMOs that are more likely to increase production in the future. Beginning in 2006, we also began to recruit new FMOs that are interested in selling our products. We recruited five new FMOs in 2006.

The remaining sales in both 2006 and 2005 were generated through strategic alliances. These coordinated ventures with other long-term care insurance carriers offer access to our long-term care insurance products and underwriting breadth to the competitor’s captive sales agents. The revenue stream, increased agent retention and partial reimbursement of underwriting expense for issued new business makes this an appealing program for other long-term care insurance carriers.

Distribution opportunities are expanding for long-term care insurance, with the product increasingly being recognized as a valuable tool for wealth advisors involved in financial planning and lifestyle programs. For financial advisors who haven’t typically sold long-term care insurance to their clients, the product is a cross-selling and asset-retention vehicle. We intend to explore this and other distribution channels to maximize growth opportunities in the coming years. In February of 2007 we introduced our PersonaLTCTM platform specifically designed to help financial advisors deliver long-term care insurance solutions to their clients. We believe that our first sales from this distribution channel will occur in 2007. This platform includes:

•	A new simplified application process.
•	The use of our physically impaired underwriting capabilities to reduce the number of declined applications experienced by financial advisors.
•	A national co-sales specialist network that utilizes our FMOs.
(d)	Administration

Underwriting

We believe that the underwriting process through which we choose to accept or reject an applicant for insurance is critical to our success. We have offered long-term care insurance products for over 30 years and we believe we have benefited significantly from our longstanding focus on this specialized line. Through our experience, we have been able to establish a system of underwriting designed to permit us to process our new business and assess the risks presented with new applications more effectively and efficiently. This experience has also enabled us to devise a risk stratification system whereby we can accept a broad array of risks with correspondingly appropriate premium levels.

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

As part of these interviews, all applicants are screened for cognitive impairment, a major contributor to the need for long-term care services. For those under age 65, the Delayed Word Recall screen is utilized. For those 65 and older, the Minnesota Cognitive Acuity Screen (“MCAS”) is performed. Unless the underwriting department determines that an in-home assessment is required, the MCAS is generally conducted telephonically for applicants between 65 and 74 years of age. For those ages 75 and over, an in-home assessment incorporating the MCAS is required. Depending on the applicant’s health history, copies of an applicant’s medical records are also frequently required. Our underwriting evaluation process not only assesses the risk the applicant currently represents, but also takes into account how existing health conditions and risk factors are likely to progress and affect an applicant’s level of independence as he or she ages.

We use multiple rate classifications as a means to approve a greater number of applicants by obtaining the appropriate premiums for additional risk levels. Applicants are placed in different risk classes for acceptance and premium calculation based on medical conditions and level of activity. We have an underwriting points-based scoring system, which provides consistent underwriting and rate classification for applicants with similar medical histories and conditions. We currently offer Preferred, Premier, Select and Standard risk classifications. We are able to offer the equivalent of a fifth underwriting class through our Secured Risk® product, which allows us to accept applicants who would not otherwise qualify for traditional long-term care insurance products.

Claims

Our long-term care insurance policies provide coverage for the full continuum of long-term care services including home health care, assisted living facilities and skilled nursing home services. Consumers may purchase policies that cover services in one of these settings with a “stand alone” policy, or they may purchase a comprehensive policy which provides benefits for services received in each of these health care settings.

Our long-term care insurance claims are managed internally by interdisciplinary teams of claim examiners and registered nurse case managers. New claims are assigned to both a claim examiner and a registered nurse case manager for the lifecycle of that claim. This allows the examiner and case manager to become well acquainted with the circumstances of the claim, the provider(s) being utilized, the plan of care development and compliance, and the claimant’s progress toward achieving rehabilitative milestones.

Our registered nurse case managers conduct a preliminary medical review of new claims and work with the policyholder, care providers, and attending physicians in developing an appropriate and effective plan of care for each individual policyholder. The registered nurse case managers utilize a frequency review protocol which incorporates policyholder demographics, diagnosis and medical condition acuity.

Our evaluation process for determining benefit eligibility for new claims, as well as re-evaluating continued eligibility for existing claims, includes the use of our internally developed, face to face functional and cognitive assessment tool. Registered nurses, employed by external vendors, use our assessment tool to capture important medical, functional, and cognitive needs information. The use of our internally developed assessment tool serves to standardize the format and enhance the consistency, quality and relevance of the information we receive from each of the external vendors we utilize.

We believe the recent addition of a consulting Medical Director to our claim/case management operation, together with the continuing expansion of our preferred provider network, and broadening claim audit and fraud investigation departments will help us to continue to better manage costs.

Systems Operations

We maintain our own computer system for most aspects of our operations, including policy issuance, billing, claims processing, commissions, premiums and general ledger. We consider it critical to continue to provide the quality of service for which we believe we are known by our policyholders and agents. We believe that our overall systems are an integral component in delivering that service. We, amongst other things, are working on developing new business process management techniques and practices to ensure quality control, reduce operating expense and institutionalize our intellectual capital. Our goals include the development of repeatable processes that will result in more efficient practices, while we continue to invest in our knowledge workers.

In addition, for us to effectively leverage our core operating strengths and support new distribution channels, we plan to implement those technologies that will enable us to deliver high service level standards and claims processing efficiencies. We are investing in those technology solutions that leverage our existing infrastructure and prepare us for future business process and service level efficiencies critical to our core competencies.

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

Premium rates for all lines of insurance are subject to state regulations, which vary greatly among jurisdictions. Premium rates for our insurance policies have been established through a cooperative effort involving our actuarial staff with the assistance of our actuarial consultants and after consultation with executive management. At the time of the filing of this Form 10-K there is no in-house actuarial staff. While we are currently searching to fill actuarial staff positions, we continue to utilize our consulting actuaries for all work related to pricing and premium rate increases. All premium rates, including changes to previously approved premium rates, must be approved by the insurance regulatory authorities in each state. However, regulators may not approve the premium rate increases we request, may approve them only with respect to certain types of policies, or may approve increases that are smaller than those we request.

In the past, we have filed with and received approval from certain state insurance departments to increase policy premium rates. These premium rate increases have resulted from a) claims experience that has differed from our expectations at time of original policy issuance, and b) development of alternative forms of facility care (assisted living centers) that were not contemplated at time of original policy issuance, but for which we have frequently made payment under the terms of our existing facility-based policy forms.

We have, and are continuing to, file and implement premium rate increases on the majority of our policies sold prior to 2002. When we file for premium rate increases there is an assumption related to an increased number of people lapsing due to the premium rate increases and therefore an assumption related to anti-selection as a result of the premium rate increases. Anti-selection is the lapsation of policies held by healthier policyholders, leading to a higher expected ratio of claims to premiums in future periods.

In 2005, we settled a national class action suit brought against us as a result of premium rate increases. A significant component of this settlement was the addition of a contingent non-forfeiture benefit to many of our existing policyholders. This benefit may enable participating policyholders to receive a paid-up benefit in the event of lapse in the future following additional premium rate increases that surpass threshold levels established in the settlement agreement.

(f)	Future Policy Benefits, Claims Reserves and Deferred Acquisition Costs

Our insurance policies are accounted for as long duration contracts. As a result, there are two components of policyholder liabilities. The first is a policy reserve liability for future policyholder benefits, represented by our estimate of the present value of future benefits less future premium collection. These reserves are calculated based on assumptions that include estimates for mortality, morbidity, interest rates, premium rate increases, expenses and persistency. The assumptions are based on industry experience, our historical results and recent trends.

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

In connection with the sale of our insurance policies, we defer and amortize the policy acquisition costs over the related premium paying periods throughout the life of the policy. Deferred costs are costs that are directly related to, and vary with, the acquisition of new premiums. These costs include the variable portion of commissions, which are defined as the first year commissions less ultimate renewal commissions, and variable general and administrative expenses related to policy sales, underwriting and issuance. Deferred costs are amortized over the life of the policy based upon actuarial assumptions, including persistency of policies in-force. In the event that a policy lapses prematurely due to death or termination of coverage, the remaining unamortized portion of the deferred amount is immediately recognized as expense in the current period.

The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. However, the level of new premium sales during the 2005 and 2004 periods produced less expense deferral than needed to offset amortized costs.

We assess the recoverability of our unamortized DAC asset on a quarterly basis, through actuarial analysis. To determine recoverability, the present value of anticipated future premiums less future costs and claims are added to current reserve balances. If this amount is greater than the current unamortized DAC then the DAC is deemed recoverable. If this amount is less than the current unamortized DAC, then we impair our DAC and record a charge in our current period results of operations. The DAC recoverability analysis includes our most recent assumptions for persistency, morbidity, interest rates, expenses and premium rate increases, all or any of which may be different than the assumptions utilized in establishing our benefit reserves.

We have utilized both an in-house actuarial staff and a firm of actuarial consultants to assist us in establishing reserves. At the time of the filing of this Form 10-K there is no in-house actuarial staff. While we are currently searching to fill actuarial staff positions, we continue to utilize our consulting actuaries for all work related to the establishment of reserves. Additionally, actuaries assist us in the documentation of our reserve methodology and in determining the adequacy of our reserves and their underlying assumptions, a process that has resulted in adjustments to our reserve levels. Although we believe that our reserves are adequate to cover all policy liabilities, we cannot assure you that reserves are adequate or that future claims experience will be similar to, or accurately predicted by, our past or current claims experience.

(g)	Reinsurance

Reinsurance Agreement with Imagine International Reinsurance Limited

Effective June 30, 2005, we entered into an agreement to reinsure, on a 100% quota share basis, substantially all of our long-term care insurance policies in-force as of December 31, 2001 with Imagine International Reinsurance Limited (the “Imagine Agreement”). This agreement does not qualify for reinsurance treatment in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) because it does not result in the reasonable probability that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including an experience refund provision, expense and risk charges due to the reinsurer that escalate over the life of the agreement and an aggregate limit of liability. Therefore, the agreement is being accounted for in accordance with deposit accounting for reinsurance contracts. However, the agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules, which requires a reinsurance agreement to transfer risk to the reinsurer, but does not require the reasonable probability of a significant loss required under GAAP.

The Imagine Agreement allows us to withhold all funds due to the reinsurer as a funds withheld liability, which is only recorded for statutory accounting purposes. In addition, the agreement allows us to recapture the reinsured policies on any January 1, commencing January 1, 2008. In the event we elect to commute the agreement and recapture the reinsured policies, we will be entitled to an experience refund equal to the funds withheld liability (except as further described below). For deposit accounting purposes, the experience refund and the funds withheld liability are offset as a net deposit amount.

The funds withheld liability and the corresponding experience refund are comprised of (1) an initial premium of approximately $1.039 billion equal to the statutory reserves for the reinsured policies at the effective date, plus (2) future investment income, plus (3) future premiums, less (4) future losses paid, less (5) an initial ceding commission of $60 million, less (6) future expense allowances less (7) future expense and risk charges.

The expense allowance from the reinsurer, limited to a maximum of 25% of premiums collected, is equal to:

1.	Renewal commissions paid to our agents, not to exceed 10.5% of premiums collected; plus
2.	9.2% of premiums collected; plus
3.	4.0% of paid claims.

The quarterly expense and risk charge is equal to the sum of (1) 0.25% of total ceded statutory reserves at the end of a quarter; and (2) 0.50% of the value of the combination of any letters of credit or funds deposited in trust by the reinsurer as of the beginning of the quarter. In addition, we paid the reinsurer an initial expense and risk charge of $2.92 million, which is being amortized to expense over 42 months, the estimated life of the agreement.

The Imagine Agreement contains an aggregate limit of liability, which limits the ultimate liability for paid claims of the reinsurer. The aggregate limit of liability is equal to:

1.	$100 million, plus
2.	the initial premium, less
3.	the initial ceding allowance, plus
4.	the cumulative premiums collected after the effective date, less
5.	the cumulative expense allowances reimbursed after the effective date, plus
6.	the cumulative investment income after the effective date

As noted above, the Imagine Agreement contains commutation provisions and allows us to recapture the reinsured policies as of January 1, 2008, or on January 1 of any year thereafter. If the agreement is commuted on January 1, 2008, we will be obligated to pay an early termination fee equal to two quarters of expense and risk charges. We intend, but are not required, to commute the agreement on January 1, 2009. Additionally, the agreement contains certain covenants and conditions that, if breached, may result in the immediate commutation of the agreement and the payment of all expense and risk charges from the period of the breach through January 1, 2008. We were not in violation of these covenants as of and for this period ended December 31, 2005 or as of the date of the filing of this Form 10-K.

In the event we do not commute the Imagine Agreement on or before January 1, 2009, the expense and risk charge paid to the reinsurer will increase by 50 percent. In the event we do not commute the agreement on or before January 1, 2011, but commute at a later date, the experience refund will not exceed the statutory reserves as of the date of commutation, resulting in our forfeiture of any accumulated statutory profits for which we otherwise may have been entitled.

In order to commute the agreement and remain in compliance with requisite regulatory minimum standards, we will need to have a risk based capital ratio of at least 200%. While our current modeling and actuarial projections suggest that our RBC ratio will be at or slightly above 200% and therefore we will be able to commute the 2001 Imagine Agreement on January 1, 2009, we also believe that we should have an additional margin for any adverse development in order to recapture the block of business. We believe that alternatives such as modifications to the current reinsurance agreement, new reinsurance agreements, or additional capital issuances are available to obtain the necessary margin, if needed. These projections include assumptions related to premiums (new sales, persistency, and the timing of premium rate increases), investment income, expense levels, incurred claims (paid claims plus change in claim reserves) and changes in our future policyholder benefits. If there is any negative variance in our assumptions related to these projections, we may not be able to commute the Imagine Agreement on January 1, 2009, as planned, which could have a material adverse affect on our financial condition and results of operations. In the event we determine that commutation of the Imagine Agreement is unlikely on or before January 1, 2009, but likely at some future date, we will include additional annual expense and risk charges in our unamortized deferred acquisition cost (“DAC”) recoverability analysis. As a result, we could impair the value of our DAC asset and record the impairment in our financial statements at that time.

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

Our agreement requires us to file premium rate increases within 30 days of our determination of need for these increases.  Failure to file such rate increases within the prescribed time is defined in the agreement as a Material Breach Event, which, if uncorrected would ultimately lead to a reduction in the reinsurer’s liability to reimburse claims made in the future under the agreement.  Although we filed our premium rate increases more than 30 days after our determination of need in 2006, thereby creating a Material Breach Event, the Reinsurer considers our ultimate filings to be sufficient to cover our obligations under the agreement and has not reduced the aggregate limit of liability.

2005 Reinsurance Agreement with Imagine International Reinsurance Limited

Effective October 1, 2005, we entered into an agreement to reinsure, on a 75% quota share basis, our long-term care insurance policies issued between October 1, 2005 and September 30, 2006 with Imagine International Reinsurance Limited (the “2005 Imagine Agreement”). This agreement has been extended through September 30, 2007. This agreement does not qualify for reinsurance treatment in accordance with GAAP because it does not result in the reasonable probability that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including an experience refund provision, expense and risk charges due to the reinsurer that escalate over the life of the agreement and an aggregate limit of liability. Therefore, the agreement is being accounted for in accordance with deposit accounting for reinsurance contracts. However, the agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules, which requires a reinsurance agreement to transfer risk to the reinsurer, but does not require the reasonable probability of a significant loss required under GAAP.

The 2005 Imagine Agreement allows us to withhold all funds due to the reinsurer as a funds withheld liability, which is only recorded for statutory purposes. In addition, the agreement allows us to recapture the reinsured policies on any September 30, commencing on September 30, 2008. In order to recapture any policies reinsured under the 2005 Imagine Agreement, we are required to first or concurrently recapture policies reinsured under the Imagine Agreement for polices issued December 31, 2001 or prior.

Reinsurance Agreements with Centre Solutions (Bermuda) Limited

Effective December 31, 2001, we entered into an agreement with Centre Solutions (Bermuda) Limited to reinsure substantially all of our long-term care policies then in force (the “2001 Centre Agreement”) This agreement was commuted on May 24, 2005. We recorded a termination fee paid to Centre of $18.3 million related to the early commutation of this agreement.

Upon the entrance of the 2001 Centre Agreement, the reinsurer was originally granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The warrants were forfeited as part of the early commutation. The value of the warrants was recorded as a deferred reinsurance premium and was being expensed over the life of the reinsurance agreement. The remaining value of approximately $7.3 million was recorded as an expense in the second quarter of 2005.

The reinsurance agreement also granted the reinsurer an option to participate in reinsuring new business sales on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure up to 50% of future sales, subject to a limitation of the reinsurer’s risk (the “2002 Centre Agreement”). On March 29, 2004, the reinsurer notified us of its decision to cease reinsuring newly issued policies on or after August 1, 2004. The 2002 Centre Agreement was commuted effective February 1, 2005 and all policies previously reinsured under the agreement were recaptured. The Company recorded a gain of $815,000 as a result of the recapture and does not currently have reinsurance for long-term care insurance policies issued between August 1, 2004 and September 30, 2005.

Other Reinsurance

We contract for reinsurance to increase the number and size of the policies we may underwrite and as a tool to manage statutory surplus strain associated with new business growth. Reinsurance is utilized by insurance companies to insure their liability under policies written to their policyholders. By transferring, or ceding, certain amounts of premium (and the risk associated with that premium) to reinsurers, we can limit our exposure to risk. However, if a reinsurance company becomes insolvent or otherwise fails to honor its obligations under any reinsurance agreements, we would remain fully liable to the policyholder.

We have a reinsurance agreement with General Re Life Corporation with respect to home health care policies with benefit periods exceeding 36 months. No new policies have been reinsured under this agreement since 1998. Reinsurance recoveries related to this contract were the subject of arbitration that was resolved in 2006. See Item 3 – “Legal Proceedings” for a description of current legal proceedings. We also have a reinsurance agreement with General Re Life Corporation with respect to certain home health and nursing home claims. The claims ceded are either in excess of 60 months, $250,000 or $350,000 depending on the policy type. There have been no new policies reinsured under this agreement since 2001. In addition we also had a coinsurance agreement with General Re Life Corporation on a previously acquired block of long-term care business, whereby 66% was ceded to a third party. This coinsurance agreement was recaptured as part of our arbitration settlement and the policies are no longer reinsured. See Item 3 – “Legal Proceedings” for a description of current legal proceedings.

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

In 2001, we ceded substantially all of our disability policies to Assurity Life Insurance Company on a 100% quota share assumption basis. All policies have been legally assumed by Assurity Life Insurance Company as of December 31, 2005 and there are no longer any reinsurance recoverable balances.

Subsequent to December 31, 2005, we ceded substantially all of our remaining life policies to Liberty Bankers Life Insurance Company on a 100% quota share assumption basis. Upon approval from state insurance departments in which the policies were issued, or policyholder approval as may be prescribed by state regulation, we will no longer record these policies in our financial statements.

The following table shows our historical use of reinsurance:

		Reinsurance Recoverable
Company	A.M. Best Rating	December 31, 2005	December 31, 2004
		(in thousands)
General Re Life Corporation	A+	$27,322	$17,193
Assurity Life Insurance Company	A-	-	3,264
Lincoln Heritage Life Insurance Company	A-	2,623	2,862
Other (1)		87	99
(1) Reinsurance recoverables of less than $50 are combined.
(h)	Investments

We have categorized all of our investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from total shareholders’ equity on the balance sheet. The increase in our investment securities is due to the investments we received at the time we commuted the 2001 Centre Agreement. As of December 31, 2005, shareholders’ equity was decreased by $15.9 million due to unrealized losses of $24.6 million in the investment portfolio. The amortized cost and estimated market value of our available for sale investment portfolio as of December 31, 2005 and 2004 are as follows (amounts in thousands):

	December 31, 2005
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Market
	Cost	Gains	Losses	Value
U.S. Treasury securities
and obligations of U.S.
Government authorities
and agencies	$ 222,346	$ 49	$ (3,057)	$ 219,338
Mortgage backed securities	138,161	20	(3,151)	135,030
Municipal Bonds	24,547	-	(497)	24,050
Corporate securities	639,491	55	(17,911)	621,635
	$1,024,545	$ 124	$ (24,616)	$1,000,053
	December 31, 2004
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Market
	Cost	Gains	Losses	Value
U.S. Treasury securities
and obligations of U.S.
Government authorities
and agencies	$ 34,795	$ 298	$ (237)	$ 34,856
Mortgage backed securities	1,874	21	(16)	1,879

Debt securities issued by
foreign governments	384	20	(2)	402
Corporate securities	21,892	245	(103)	22,034
	$ 58,945	$ 584	$ (358)	$ 59,171

Our investment portfolio consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent on prevailing levels of interest rates at the time of original purchase. Due to the duration of our investments (approximately 11 years), investment income does not immediately reflect changes in market interest rates.

Our funds are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Investment Committee of the Board of Directors. Although our investment guidelines stress diversification of risks and conservation of principal and liquidity, our investments are subject to market risks, as well as risks inherent to individual securities. Investment losses could significantly decrease our book value, thereby affecting our ability to conduct business.

We do not match the duration of assets and liabilities, which could subject us to interest rate risk from the investment of new cash flows that are inadequate to meet our future claims payments. In addition, we are limited by the Plan with the Pennsylvania Insurance Department as to the types of new investments that we may purchase. We are also limited by our statutory surplus in terms of the level of realized loss we can incur in order to sell existing assets and purchase new investments. This could, and has, limited our ability to realign the duration of our investment portfolio and to maximize our investment yield. Our future earnings could be limited as a result of these limitations.

Our operating results are affected by the performance of our investment portfolio. Our investment portfolio contains fixed income investments and may be adversely affected by changes in interest rates. Volatility in interest rates could also have an adverse effect on our investment income and operating results. For example, if interest rates decline, funds reinvested will earn less than the maturing investment.

Interest rates are highly sensitive to many factors, including monetary and fiscal policies and domestic and international political conditions. Although we take measures to manage the risks of investing in changing interest rate environment, we may not be able to effectively mitigate interest rate sensitivity. Our mitigation efforts include maintaining a high quality portfolio to reduce the effect of interest rate changes on book value. A significant increase in interest rates could have a material adverse effect on our book value.

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

	Year ended December 31,
	2006	2005	2004
Loss Ratio (1) (4)	35.8%	177.6%	69.6%
Expense ratio (2) (4)	73.0%	(78.6)%	52.1%
Combined loss and expense ratio	108.8%	99.0%	121.7%
Persistency (3)	91.9%	88.8%	88.7%

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

(4) The 2006, 2005 and 2004 loss ratios and expense ratios are significantly affected by the statutory accounting for reinsurance agreements. The 2006 ratios are impacted by our Imagine Agreement and an assumption reinsurance agreement related to our life insurance policies. The 2005 ratios are impacted by the commutation of the 2001 Centre Agreement and the 2005 Centre Agreement and the subsequent entry into the Imagine Agreement. The expense ratio is negative in 2005 due to a ceding allowance of $60 million received upon entering the Imagine reinsurance agreement, which is netted against expenses as described in (2) above. The loss ratio in 2005 is higher than 2004 or 2006 because the premium we ceded to Imagine exceeded the amount we received upon commutation of the Centre Agreements, resulting in a smaller numerator being utilized in the ratio.

Statutory accounting practices. State insurance regulators require our insurance subsidiaries to have statutory surplus at a level sufficient to support existing policies and new business growth. Under statutory accounting rules, we charge costs associated with sales of new policies against earnings as such costs are incurred. These costs, together with required reserves, generally exceed first year premiums and, accordingly, cause a reduction in statutory surplus during periods of increasing first year sales. The commissions paid to agents are generally higher for new policies than for renewing policies. Because statutory accounting requires commissions to be expensed as paid, growth in first year policies generally results in higher expense ratios.

(j)	Insurance Industry Rating Agencies

The financial strength ratings assigned to our insurance company subsidiaries by A.M. Best Company, Inc. and Standard & Poor’s Insurance Rating Services, two independent insurance industry rating agencies, affect our ability to expand and to attract new business. A.M. Best’s ratings for the industry range from “A++ (superior)” to “F (in liquidation).” Standard & Poor’s ratings range from “AAA (extremely strong)” to “CC (extremely weak).” A.M. Best and Standard & Poor’s insurance company ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors. Our subsidiaries that are rated have A.M. Best ratings of “B” and Standard & Poor’s ratings of “B”. In July, 2006, both A.M. Best and Standard & Poor’s assigned our ratings to “credit watch, with negative outlook” pending the filing of this Form 10-K. We believe that a downgrade of either of these ratings would have an adverse effect upon our ability to sell new policies, including, but not limited to, the potential for certain key states (including Florida) to suspend our ability to write new business in those states.

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

We operate in a highly competitive industry. We believe that competition is based on a number of factors, including service, products, premiums, commission structure, financial strength, industry ratings, name recognition, and distribution channels. We compete with a large number of national insurers who offer similar products through similar distribution channels, smaller regional insurers and specialty insurers, many of whom have considerably greater financial resources, larger and more diverse networks of agents, and higher ratings than we do. We also are subject to competition resulting from changes in the Medicare and Medicaid benefit plans, especially as it relates to home and community based services and long-term care facility coverage.

We also actively compete in an intense market that is developing combination products with life insurance, annuity, and other financial plans. The expansion of these product features outside of the traditional insurance arena has brought increased competition and pressure to develop alternate business and product lines for long-term care insurance. We also may be adversely affected if we do not seek appropriate affiliations and are required to compete with other financial institutions. Our ability to compete in the long-term care insurance arena will be dependent on our ability to develop new products and necessary affiliations.

Our products are distributed through networks of agents who independently sell our products. We compete with other insurance companies in product offerings, commission rates, underwriting, claim adjudication, and service. Our business may suffer if we are unable to recruit and retain independent agents, networks of agents, or develop alternative distribution channels.

We continue to compete in an industry that is changing. New regulations and products continue to be introduced for the funding of long-term care services. In order to keep pace with any new developments, we may need to expend significant capital to offer new products, develop partnerships, expand distribution channels, and train our agents and employees to sell and administer our products and services.

(l)	Government Regulation

General

Insurance companies are subject to supervision and regulation in all states in which they transact business. Penn Treaty is registered and approved as a holding company under the Pennsylvania Insurance Code. Our insurance company subsidiaries are chartered in the states of Pennsylvania, New York and Florida.

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

The NAIC is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues that can be used as guidelines for individual states in adopting or enacting insurance legislation. While the NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding on insurance companies unless adopted by states, and variation from the model laws by states is common. In March 2006, the NAIC recognized that long-term care insurance is not just a product for senior citizens, but is a diverse product for various ages. The NAIC initiated the Long-Term Care Working Group which reports directly to Life B Committee and is responsible for the development of Model Act and Regulation for long-term care and gives guidance to members of the NAIC on long-term care issues. We believe that this is an important function and we maintain an active presence through committee representation and NAIC meetings.

Most states mandate minimum benefit standards and policy lifetime loss ratios for long-term care insurance policies and for other accident and health insurance policies. A significant number of states, including Pennsylvania and Florida, have adopted the NAIC model regulation that requires new business rates to contain a margin for moderately adverse experience. Companies use loss ratios to achieve that margin. Currently, Pennsylvania, Florida and California have a proposed minimum loss ratio of 60% for both individual and group long-term care insurance policies. Certain states, including New Jersey and New York, have adopted a minimum loss ratio of 65% for long-term care. The states in which we are licensed have the authority to change these minimum ratios, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced.

In December 1986, and as subsequently modified, the NAIC adopted the Long-Term Care Insurance Model Act (the “Model Act”), to promote the availability of long-term care insurance policies, to protect applicants for such insurance and to facilitate flexibility and innovation in the development of long-term care coverage. The Model Act establishes standards for long-term care insurance, including provisions relating to disclosure and performance standards for long-term care insurers, incontestability periods, non-forfeiture benefits, severability, penalties and administrative procedures. Model regulations were also developed by the NAIC to implement the Model Act. Some states have also adopted standards relating to agent compensation for long-term care insurance.

Some state legislatures have, since 2000, adopted NAIC proposals to limit significant premium rate increases on long-term care insurance products. These states have required that new long-term care policies sold after the adoption of the NAIC proposals include additional margin for moderately adverse deviation in claims expectations. This additional margin included in the original pricing of policies is designed to partially protect policyholders from future premium rate increases. In the past, we have been generally successful in obtaining premium rate increases when necessary. We currently have premium rate increases on file with various state insurance departments. If we are unable in the future to obtain premium rate increases, or in the event of legislation limiting premium rate increases, we believe it would have a material adverse impact on our financial condition, results of operations and future earnings.

The Pennsylvania Insurance Department, the New York Insurance Department, the Florida Department of Insurance Regulation and the insurance regulators in other jurisdictions have broad administrative and enforcement powers relating to the granting, suspending and revoking of licenses to transact insurance business, the licensing of agents, the regulation of premium rates and trade practices, the content of advertising material, the form and content of insurance policies and financial statements and the nature of permitted investments. In addition, regulators have the power to require insurance companies to maintain certain deposits, capital, and surplus and reserve levels calculated in accordance with prescribed statutory standards. The NAIC has developed minimum capital and surplus requirements utilizing certain risk-based factors associated with various types of assets, credit, underwriting and other business risks. This calculation, commonly referred to as Risk-Based Capital, serves as a benchmark for the regulation of insurance company solvency by state insurance regulators. The primary purpose of such supervision and regulation is the protection of policyholders, not investors.

In February 2006, Congress passed the Deficit Reduction Act (“DRA”), which has significant implications for Medicaid and long-term care insurance. Medicaid, with both federal and state funds, has traditionally been the largest payer for long-term care facilities. The DRA seeks to tighten eligibility access, which has been expanded in recent decades through loopholes, and in turn further promotes the use of long-term care insurance as a vehicle for individual financing of these costs. Three distinct areas that will impact the potential market for long-term care insurance include: 1) Medicaid eligibility restrictions, 2) expansion of state sponsored long-term care partnership programs, and 3) education of the benefits of long-term care insurance through state sponsored long-term care websites and federally funded long-term care awareness campaigns. We believe that the partnership expansion coupled with tightening of the Medicaid eligibility standards provides a tremendous growth opportunity for long-term care insurance.

Under the Health Insurance Portability and Accountability Act (“HIPAA”), premiums paid for eligible long-term care insurance policies are treated as deductible medical expenses for federal income tax purposes. The deduction is limited to a specified dollar amount ranging from $270 to $3,400, with the amount of the deduction increasing with the age of the taxpayer. In order to qualify for the deduction, the insurance contract must, among other things, provide for limitations on pre-existing condition exclusions, prohibitions on excluding individuals from coverage based on health status and guaranteed renewability of health insurance coverage. Although we offer tax-deductible policies, we continue to offer a variety of non-deductible policies as well. We have long-term care policies that qualify for tax exemption under HIPAA in all states in which we are currently selling new policies.

We are also subject to the insurance holding company laws of Pennsylvania and of the other states in which we are licensed to do business. These laws generally require insurance holding companies and their subsidiary insurers to register and file certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. Further, states often require prior regulatory approval of changes in control of an insurer and of inter-company transfers of assets within the holding company structure. The Pennsylvania Insurance Department, the New York Insurance Department and the Florida Department of Insurance Regulation must approve the purchase of more than 10% of the outstanding shares of our common stock by one or more parties acting in concert, and may subject such party or parties to the reporting requirements of the insurance laws and regulations of Pennsylvania, New York and Florida, and to the prior approval and/or reporting requirements of other jurisdictions in which we are licensed. In addition, our officers and directors and those of our insurance subsidiaries and our 10% shareholders are subject to the reporting requirements of the insurance laws and regulations of Pennsylvania, New York and Florida, as the case may be, and may be subject to the prior approval and/or reporting requirements of other jurisdictions in which they are licensed.

States also restrict the dividends our insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of our insurance company subsidiaries, computed according to statutory formulae. Under the insurance laws of Pennsylvania, New York and Florida, where our insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania law, our Pennsylvania insurance subsidiaries (including our primary insurance subsidiary) must give the Department at least 30 days’ advance notice of any proposed “extraordinary dividend” and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company’s surplus as shown on the company’s last annual statement filed with Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. Additionally, our Plan requires the Department to approve all dividend requests made by PTNA, regardless of normal statutory requirements for allowable dividends. We believe that the Department is unlikely to consider any dividend request in the foreseeable future as a result of PTNA’s current statutory surplus position. Although not stipulated in the Plan, this requirement is likely to continue until such time as PTNA meets normal statutory allowances, including reported net income and positive cumulative earned surplus.

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

Under Florida law, our Florida insurance subsidiary (Southern Security Life Insurance Company), the purchase of which remains subject to regulatory approval, must give the Florida Department of Insurance Regulation 30 days’ advance notice of any proposed “extraordinary dividend” or any other “extraordinary distribution” to our shareholders and cannot pay such a dividend or distribution if the regulator disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend or extraordinary distribution is any dividend or distribution that exceeds the greater of (i) the lesser of 10% of the insurance company’s surplus or net gain from operations, not including realized capital gains; (ii) 10% of surplus, with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; or (iii) the lesser of 10% of surplus or net investment income (net gain before capital gains) plus a 2 year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; but shall not include prorata distributions of any class of our Florida insurance subsidiary’s own securities.

PTNA and ANIC have not paid any dividends to Penn Treaty in 2004, 2005 or 2006 and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. However, our New York subsidiary is not subject to the Plan and in March 2002 we received a dividend from our New York subsidiary of $651,000. The New York subsidiary has not paid any dividends in 2004, 2005 or 2006. Southern Security Life Insurance Company has not paid any dividends to Penn Treaty in 2004, 2005 or 2006.

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

Compliance with multiple Federal and state privacy laws may affect our profits. Congress enacted the Gramm-Leach-Bliley Financial Services Modernization Act (“GLB”) in 1999 and HIPAA in 1996. GLB was effective November 13, 2000 with full compliance required by July 1, 2001. The United States Department of Health and Human Services adopted privacy rules under HIPAA to protect the privacy and confidentiality of consumer’s protected health information. The HIPAA privacy rules took effect April 14, 2003. Subsequently, additional rules were adopted addressing security standards for protection of electronic protected health information with compliance required by April 20, 2005. States were encouraged by the preemption provisions of these laws to enact their own privacy rules and regulations. In addition, the NAIC adopted the Insurance Information and Privacy Model Act as a model for states to follow in enacting their own privacy laws and regulations. While many states had enacted privacy laws and regulations prior to the advent of GLB and HIPAA, a majority of states have enacted new laws and regulations following passage of GLB and HIPAA to be consistent with or more stringent than the NAIC model act and those provided for under federal law. Compliance with different laws in states where we are licensed could prove to be costly.

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

Our insurance subsidiaries, PTNA, ANIC and American Independent Network Insurance Company of New York (representing approximately 90%, 8% and 2% of our in-force premium in both 2006 and 2005, respectively), are each required to hold statutory surplus that is above a certain required level. If the statutory surplus of either of our Pennsylvania subsidiaries falls below such level, the Department may be required to place such subsidiary under regulatory control, leading to rehabilitation or liquidation. At December 31, 2000, PTNA had Total Adjusted Capital below the Regulatory Action level. As a result, it was required to file a Corrective Action Plan (“the Plan”) with the Pennsylvania Insurance Department (the “Department”). On February 12, 2002, the Department approved the Plan by way of a Corrective Order.

The Corrective Order requires PTNA and ANIC to comply with certain agreements at the direction of the Department, including, but not limited to:

•	New investments are limited to NAIC 1 or 2 rated securities;
•	An agreement to increase statutory reserves by an additional $125 million by December 31, 2004, which has been completed.
•

Enter into a reinsurance treaty with Centre Solutions (Bermuda) Limited through which PTNA and ANIC reinsure 100% of their individual long term care insurance business in effect on December 31, 2001.  This treaty was commuted effective May 24, 2005 and we entered into a new reinsurance agreement with Imagine International Reinsurance Limited effective June 30, 2005;

•

File with the Department monthly statements of the balance of the trust account required under the trust agreement among them, Imagine International Reinsurance Limited (“Imagine”), and The Bank of New York within five days of receipt of any such statement;

•	Compute contract and unearned premium reserves using the initial level net premium reserve methodology;
•	Submit to the Department all filings made by Penn Treaty with the Securities and Exchange Commission, and all press releases issued by Penn Treaty, PTNA or ANIC;
•

Not enter into any new reinsurance contract or treaty, or amend, commute or terminate any existing reinsurance treaty without the prior written approval of the Department, such approval not to be unreasonably withheld;

•	Not make any new special deposits or make any changes to existing special deposits without the prior written approval of the Department, such approval not to be unreasonably withheld; and
•

Not enter into any new agreements or amend any existing agreements with Penn Treaty or any affiliate in excess of $100,000 or make any dividends or distributions to Penn Treaty or any affiliate without the prior written approval of the Department, such approval not to be unreasonably withheld.

We are in compliance with all terms of the Corrective Order as of the date of this filing. If we fail to continue to comply with the terms of the Corrective Order, the Department could take action to suspend our ability to continue to write new policies, or impose other sanctions on us.

The Florida Department of Insurance Regulation (“Florida OIR”) issued a Consent Order dated July 30, 2002, as amended, reinstating PTNA’s Certificate of Authority in Florida as a foreign insurer. The Consent Order sets forth the following obligations which PTNA must satisfy to maintain its Certificate of Authority in Florida:

•	Maintain compliance with Florida laws which establish minimum surplus required for health and life insurers;
•	Submit monthly financial statements to the Department of Insurance;
•	Maintain compliance with Florida laws governing investments in subsidiaries and related corporations; and;;;
•	Submit quarterly reports to the Department of Insurance demonstrating all claims that have been assumed by Imagine.

In August of 2006 PTNA agreed to temporarily suspend new sales of Florida insurance policies pending the filing of its 2005 statutory audit report and the review by the Florida OIR. Florida represented approximately 6% of new business applications prior to the temporary suspension. In November of 2006 PTNA entered into a revised voluntary consent agreement with the Florida OIR to recommence sales. We anticipate that the terms of the voluntary consent agreement will adequately accommodate our expected growth plans for the foreseeable future. The major provisions of the voluntary consent agreement, with which PTNA must comply in order to continue writing new policies in Florida include, but are not limited to the following:

•	PTNA will continue to file monthly financial reports, as it has since 2002, with the Florida OIR.
•

PTNA will limit total Florida premium to current levels of approximately $48 million as of June 30, 2006, allowing for new business growth equal to lapses of existing policies.  This base amount may increase as a result of any future premium rate increases on existing policies.

•	PTNA will seek prior approval of the Florida OIR before commencing or terminating any new reinsurance agreements.
•	PTNA will maintain a risk-based capital ratio in excess of 250%. PTNA’s reported ratio as of December 31, 2006 and 2005 was approximately 730% and 714%, respectively.

We are in compliance with all the terms of the consent orders as of the date of this filing. In the event that PTNA fails to maintain compliance with Florida laws or the above requirements, the Florida OIR will notify PTNA and could require it to take corrective action. If the Department of Insurance determines that the corrective action is not timely, PTNA’s Certificate of Authority could be suspended and it could be required to cease writing new direct business in Florida until such time as it took any required corrective action. The voluntary consent agreement may be modified by the Florida OIR in the event of deteriorating financial performance on the part of PTNA. In addition PTNA may seek removal of the conditions of the voluntary consent agreement in the future if its financial strength improves or its ratings with either A.M. Best Company or Standard and Poor’s increases.

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

In March 2003, we received approval from the California Insurance Department to recommence sales in California subject to certain conditions to be met prior to recommencement of sales and in order to continue to write new policies in the future. The additional conditions included:

•	The additional certification of the Company’s reserves for 2002, and annually thereafter by May 1, to be performed by an independent actuary of the Department’s choice.
•

The Company’s commitment that if an unqualified actuarial opinion is not received as of any subsequent year-end, it will voluntarily discontinue writing new business in California until that condition is corrected.

We are in compliance with all conditions established by the California and Illinois Departments of Insurance as of the date of this filing.

In May 2005, we received approval from the Ohio Insurance Department to recommence sales in Ohio subject to certain conditions contained in a Memorandum of Understanding.  We agreed that all new long-term care insurance policies written by PTNA would be reinsured to ANIC on a 100% quota share basis.  In addition, we agreed to provide estimated monthly statutory reporting of our financial condition and quarterly remittance of our Management’s Discussion and Analysis as and upon filing with the Securities and Exchange Commission. We are in compliance with these conditions as of the date of this filing.

(m)	Employees

As of December 31, 2006 and 2005, we had 318 and 291 full-time employees, respectively. The increase in 2006 is primarily due to additional employees that were hired at our agency subsidiaries in anticipation of increased sales levels related to Medicare Part D and Medicare private fee for service products. We are not a party to any collective bargaining agreements.

Item 1A.	Risk Factors

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not currently know about or currently believe are immaterial, or which are similar to those faced by other companies in our industry, are not specifically identified below, but may nevertheless adversely affect our business. If any of the risks actually occur, our business, financial condition or future results of operations could be materially and adversely affected.

Our business could be materially adversely affected if we were unable to continue selling policies in key states.

Historically, our business has been concentrated in a few key states. During 2006 and 2005, approximately 40% and 41%, respectively, of our direct premium revenue came from sales of policies in California, Florida and Pennsylvania. Although, we have recommenced new policy sales in 44 states, including California, Florida and Pennsylvania, we have not yet recommenced new policy sales in six other states. We are working with the remaining states to recommence sales in all jurisdictions.

We have agreed to conditions for the recommencement of business in California, Florida, Illinois, Ohio and Pennsylvania. If we were found not to be in compliance with these conditions, we could be forced to stop new policy sales. Each state insurance department may impose its own conditions on our recommencing or continuing new policy sales in its state. If we are unable to continue selling new policies in our key states, our financial condition and results of operations could be materially adversely affected.

We may not have enough statutory capital and surplus to continue to write business.

Our continued ability to write business is dependent on maintaining adequate levels of statutory capital and surplus to support the policies we write. Our new business writing typically results in net losses on a statutory basis during the early years of a policy. The resulting reduction in statutory surplus, limits our ability to seek new business due to statutory restrictions on premium to surplus ratios and statutory surplus requirements. If we cannot generate sufficient statutory surplus to maintain minimum statutory requirements through increased statutory profitability, reinsurance or other capital generating alternatives, we will be limited in our ability to realize additional premium revenue from new business writing, which could have a material adverse effect on our financial condition and results of operations or, in the event that our statutory surplus is not sufficient to meet minimum premium to surplus and risk based capital ratios in any state, we could be prohibited from writing new policies in such state.

We could suffer a loss if our premium rates are not adequate and we are unable to obtain necessary state approvals for premium rate increases.

We set our premium rates based on assumptions about numerous variables, including our estimate of the probability of a policyholder making a claim, the severity and duration of such claim, the mortality rate of our policyholders, the persistency or renewal of our policies in-force, the expenses associated with administering our policies, and the amount of interest we expect to earn from the investment of premiums. In setting premium rates, we consider historical claims information, industry statistics and other factors.

Based on our recent studies, we believe that the policies we currently sell are priced to provide a satisfactory profit margin. However, those studies also demonstrate that certain of our older policies are only marginally profitable and some are unprofitable. As a result, we commenced efforts to obtain premium rate increases on such polices, which includes policies that previously received a premium rate increase. If our actual experience proves to be less favorable than we assumed our financial condition and results of operations could be materially adversely affected.

We generally cannot raise our premium rates in any state unless we first obtain the approval of the insurance regulator in that state. We cannot assure you that we will be able to obtain approval for premium rate increases from existing requests or requests filed in the future, especially in light of the magnitude of past premium rate increases and consumer sentiment at the regulatory level. If we are unable to raise our premium rates because we fail to obtain approval for a premium rate increase in one or more states, our financial condition and results of operations could be materially adversely affected.

In 2005, we concluded a national class action settlement in which we were the defendant for past premium rate increases. As part of the settlement, many existing policyholders elected a contingent non-forfeiture benefit, which could entitle them to a paid-up benefit upon lapse following future premium rate increases that exceed certain age-dependent thresholds. While we release reserves to income for lapsing policyholders, the effect of the settlement could lead to higher than expected lapses, future benefit payments for non-premium paying policyholders and anti-selection of remaining policyholders. Anti-selection is the lapsation of policies held by healthier policyholders. Although we include an assumption for anti-selection in our policyholder reserves, anti-selection could cause our actual claims experience to exceed our expectations based on the higher risk of the remaining policyholders. As a result, our financial condition and results of operations could be materially adversely affected.

Our failure to file periodic reports with the Securities and Exchange Commission (“SEC”) could result in enforcement action by the SEC or shareholder lawsuits.

We have failed to file timely periodic reports since the third quarter of 2005. This could result in enforcement action by the SEC or shareholder lawsuits. If either of these were to happen, our financial condition and results of operations could be materially adversely affected.

We could be delisted from the New York Stock Exchange if this Annual Report on Form 10-K is not filed by April 2, 2007.

We have been informed by the New York Stock Exchange (“NYSE”) that we will be delisted if we do not file our Annual Report for the year ended December 31, 2005 by April 2, 2007. If this were to happen, we expect our shares to trade in the “pink sheets,” which would not provide as robust a trading environment for our shareholders as the NYSE. In addition we are late filing our Form 10-K for 2006 and our Form 10-Qs for 2006. If we are unable file the 2006 documents within a time period that is agreeable to the NYSE we may be delisted. If our shares are delisted from the NYSE, our financial condition and results of operations could be materially adversely affected.

Our reserves for current and future claims may be inadequate and any increase to such reserves could have a material adverse effect on our financial condition and results of operations.

We calculate and maintain reserves for current and future claims using assumptions about numerous variables, including our estimate of the probability of a policyholder making a claim, the severity and duration of such claim, the mortality rate of our policyholders, the persistency or renewal of our policies in-force and the amount of interest we expect to earn from the investment of premiums. The adequacy of our reserves depends on the accuracy of our assumptions. We cannot assure you that our actual experience will not differ from the assumptions used in the establishment of reserves. Any variance from these assumptions could have a material adverse effect on our financial condition and results of operations.

Our unamortized deferred policy acquisition cost asset may not be fully recoverable, which would result in an impairment charge and could materially adversely affect our financial condition and results of operations.

In connection with the sale of our insurance policies, we defer and amortize the policy acquisition costs over the related premium paying periods throughout the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred policy acquisition costs (“DAC”) is determined using the same persistency and discount rate assumptions utilized in computing policy reserves. We review the assumptions underlying DAC and our policy reserves on at least a quarterly basis to determine their continued adequacy given current observed trends and expectations. If, based on that review we determine that our DAC is not fully recoverable, we would impair the value of our DAC and would fully expense the impaired amount. As a result, our financial condition and results of operations could be materially adversely affected.

Our investment performance may affect our financial results and ability to conduct business

Our funds are invested by professional investment management firms under the direction of our management team in accordance with investment guidelines approved by the Investment Committee of the Board of Directors. Although our investment guidelines stress diversification of risks and conservation of principal and liquidity, our investments are subject to market risks, as well as risks inherent to individual securities. Investment losses could significantly decrease our book value, thereby affecting our ability to conduct business.

We do not match the duration of assets and liabilities, which could subject us to interest rate risk from the investment of new cash flows that are inadequate to meet our future claims payments. In addition, we are limited by the Corrective Action Plan with the Pennsylvania Insurance Department as to the types of new investments that we may purchase. We are also limited by our statutory surplus in terms of the level of realized loss we can incur in order to sell existing assets and purchase new investments. This could, and has, limited our ability to realign the duration of our investment portfolio and to maximize our investment yield. Our future earnings could be limited as a result of these limitations.

We may be adversely affected by interest rate changes.

Our operating results are affected by the performance of our investment portfolio. Our investment portfolio contains fixed income investments and may be adversely affected by changes in interest rates. Volatility in interest rates could also have an adverse effect on our investment income and operating results. For example, if interest rates decline, funds reinvested will earn less than the maturing investment.

Interest rates are highly sensitive to many factors, including monetary and fiscal policies and domestic and international political conditions. Although we take measures to manage the risks of investing in changing interest rate environment, we may not be able to effectively mitigate interest rate sensitivity. Our mitigation efforts include maintaining a high quality portfolio to reduce the effect of interest rate changes on book value. A significant increase in interest rates could have a material adverse effect on our book value.

The Office of the Chief Accountant of the Securities and Exchange Commission may not agree with our proposed accounting treatment for future benefit reserves which could adversely affect our financial condition and results of operations.

In October of 2006, we made a written submission with the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) seeking the SEC’s confirmation that the proposed accounting treatment for prospective unlocking of our liability for future policy benefits and unamortized deferred acquisition costs is in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As of the time of the filing of this Form 10-K, we still have not received confirmation from the SEC. In order to receive confirmation we will need to provide additional information to the SEC. We have temporarily stopped pursuing a ruling from the SEC while we complete this Form 10-K, but plan on continuing this process after the Form 10-K is filed. This Form 10-K is being filed under the same accounting methodology utilized prior to seeking the confirmation from the SEC. In reviewing our submission, if the SEC does not confirm that our proposed accounting treatment is in accordance with GAAP, or if in their review, the SEC disagrees that our historical accounting policy is in accordance with GAAP, it could adversely affect our financial condition and results of operations and could also result in restatements of this Form 10-K and previously filed Form 10-Ks and 10-Qs. The value or the embedded earnings of our in-force business will not change. The final accounting treatment that we employ after we have completed the review with the SEC will only affect the timing of the emergence of the earnings.

Our reinsurance agreement with Imagine International Reinsurance Limited is subject to an aggregate limit of liability, which, if exceeded, could adversely affect our financial condition and results of operations.

Our reinsurance agreement with Imagine International Reinsurance Limited is subject to certain coverage limitations and an aggregate limit of liability. The aggregate limit of liability may be reduced if we are unable to obtain premium rate increases deemed necessary under the provisions of the agreement and if certain other events occur. If the aggregate limit of liability is expected to be exceeded in the future, we would establish a contingent deficiency reserve for the expected shortfall, resulting in the reduction of our statutory surplus.

Our reinsurance agreement also limits the amount of security to be provided by the reinsurer in order for us to gain full statutory credit for the cession of our reserves. This security is generally in the form of a letter of credit issued for our benefit. The limit of this letter of credit cannot exceed $100 million plus the aggregate of all expense and risk charges paid to the reinsurer since inception of the agreement. If our letter of credit requirements exceeded this limit, our ability to take full credit for the ceded reserves would be limited.

In the event that (1) the reinsurer’s limit of liability is reduced or exceeded, (2) the reinsurance agreement is cancelled due to lack of premium payments, (3) the reinsurer is not able to satisfy its obligations to us or (4) we breach the Plan, our financial condition and results of operations could be materially adversely affected.

We may have insufficient capital and surplus to commute our reinsurance agreement with Imagine International Reinsurance Limited, which could adversely affect our financial condition and results of operations.

We are entitled to commute (i.e., recapture the statutory reserve liabilities on the underlying policies) our reinsurance agreement with Imagine International Reinsurance Limited on January 1, 2008 or any January 1 thereafter. To be able to do so, we would be required to have amounts of statutory capital and surplus which would support recapturing the statutory liability for such policies. We do not currently have enough statutory capital and surplus to do so. While we believe, based upon our most recent projections and modeling, that it is probable that our business will be sufficiently profitable in the future such that we will have a sufficient amount of statutory capital and surplus to do so by January 1, 2009 or that viable alternatives, such as modification to the current reinsurance agreement, new reinsurance opportunities or additional capital issuances, are available to enable us to commute the agreement, there is no assurance that we will be able to commute the reinsurance agreements. If we are unable to commute the agreement by January 1, 2009 it could have a material adverse effect on our financial condition and results of operations.

Our reinsurers may not satisfy their obligations to us, which could materially adversely affect our financial condition and results of operations.

We obtain reinsurance from unaffiliated reinsurers, in addition to Imagine International Reinsurance Limited, on certain of our policies. Although each reinsurer is liable to us to the extent the risk is transferred to such reinsurer, reinsurance does not relieve us of liability to our policyholders. Accordingly, we bear credit risk with respect to all of our reinsurers. We cannot assure you that our reinsurers will pay all of our reinsurance claims or that they will pay our reinsurance claims on a timely basis. The failure of our reinsurers to make such payments could have a material adverse effect on our financial condition and results of operations.

Our success depends on our ability to attract and retain qualified, experienced personnel.

We have in the past experienced, and we expect to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications. Because long-term care insurance is a very specialized segment of the insurance industry, we face significant competition in recruiting talented personnel. The location of our corporate offices outside of a major metropolitan area also makes it difficult to recruit personnel. We might not be successful in our efforts to recruit and retain the required personnel. Failure to recruit new personnel or failure to retain our current personnel could have a material adverse effect on our financial condition and results of operations because it could impact our ability to complete actuarial and financial analyses in a timely manner.

Our business could be materially adversely affected if our insurance industry ratings are downgraded; we may not be able to compete successfully with insurers that have greater financial resources or better financial strength ratings.

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

The financial strength ratings assigned to our insurance company subsidiaries by A.M. Best Company, Inc. and Standard & Poor’s Insurance Rating Services, two independent insurance industry rating agencies, affect our ability to expand and to attract new business. A.M. Best’s ratings for the industry range from “A++ (superior)” to “F (in liquidation).” Standard & Poor’s ratings range from “AAA (extremely strong)” to “CC (extremely weak).” A.M. Best and Standard & Poor’s insurance company ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors. Our subsidiaries that are rated have A.M. Best ratings of “B” and Standard & Poor’s ratings of “B”. In July, 2006, both A.M. Best and Standard & Poor’s assigned our ratings to “credit watch, with negative outlook” pending the filing and review of this Form 10-K. We believe that a downgrade of either of these ratings would have an adverse effect upon our ability to sell new policies, including, but not limited to, the potential for certain key states (including Florida) to suspend our ability to write new business in those states, all of which would have a material adverse effect on our business, financial condition and results of operations.

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

If demand for long-term care insurance continues to decline, we will not be able to execute our strategy of strengthening our position as a leading provider of long-term care insurance.

We have devoted significant resources to developing our long-term care insurance business, and our growth strategy relies upon continued growth of the sale of this product. In recent years, however, industry sales of individual long-term care insurance have declined. Annualized first-year premiums for individual long-term care insurance achieved a historical high in 2002 at approximately $1.0 billion but have decreased to $608 million in 2006, according to LIMRA International. We believe this decrease was due primarily to decisions by several providers to cease offering long-term care insurance, to raise premiums on in-force policies and/or to introduce new products with higher prices. These actions resulted in decreased purchases of long-term care insurance products and have caused some distributors to reduce their sales focus on these products. If the market for long-term care insurance continues to decline, we may be unable to realize our growth strategy and our financial condition and results of operations could be adversely affected.

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

Certain legislative proposals could, if enacted or if further refined, adversely affect our financial condition and results of operations. These include the implementation of minimum consumer protection standards for inclusion in all long-term care policies, including: guaranteed premium rates; protection against inflation; limitations on waiting periods for pre-existing conditions; setting standards for sales practices for long-term care insurance; and guaranteed consumer access to information about insurers, including lapse and replacement rates for policies and the percentage of claims denied. In addition, recent Federal financial services legislation requires states to adopt laws for the protection of consumer privacy. Compliance with various existing and pending privacy requirements also could result in significant additional costs to us.

We may not be able to compete successfully if we cannot recruit and retain insurance agents.

We distribute our products principally through independent agents that we recruit and train to market and sell our products. We also engage FMOs to recruit independent agents and develop networks of agents in various states. We compete vigorously with other insurance companies for productive independent agents, primarily on the basis of our financial position, support services, compensation and product features. When we ceased new policy sales in 2001, many of our agents began selling more long-term care insurance products issued by our competitors. We may not be able to attract (or in the case of agents who have begun writing long-term care products for our competitors, to re-engage) and retain independent agents to sell our products, including if we are unable to obtain permission to recommence new policy sales in the six states where we are currently not permitted to offer new policies. Because our future profitability depends greatly on new policy sales, our business and ability to compete would suffer if we are unable to recruit and retain insurance agents or if we lost the services provided by our FMOs.

Litigation may result in financial losses or harm our reputation and may divert management resources.

Current and future litigation may result in financial losses, harm our reputation and require the dedication of significant management resources. We are regularly involved in litigation. The litigation naming us as a defendant ordinarily involves our activities as an insurer. In recent years, many insurance companies, including us, have been named as defendants in class actions relating to market conduct issues, sales practices, and premium rate increases. See Item 3 – “Legal Proceedings” for a description of current legal proceedings.

Significant litigation could materially adversely affect our financial condition due to defense costs, settlements or adverse decisions.

Our computer systems may fail or their security may be compromised, which could damage our business and adversely affect our financial condition and results of operations.

Our business is highly dependent upon the uninterrupted operation of our computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. Despite the implementation of security measures, our computer systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operations.

We retain confidential information in our computer systems, and we rely on sophisticated commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states and foreign countries require that customers be notified if a security breach results in the disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

Certain anti-takeover provisions in state law and our Articles of Incorporation may make it more difficult to acquire us and thus may depress the market price of our common stock.

Our Restated and Amended Articles of Incorporation, the Pennsylvania Business Corporation Law of 1988, as amended, and the insurance laws of states in which our insurance subsidiaries do business contain certain provisions which could delay or impede the removal of incumbent directors and could make a merger, tender offer or proxy contest involving us difficult, even if such a transaction would be beneficial to our shareholders, or discourage a third party from attempting to acquire control of us. In particular, the classification and three-year terms of our directors could have the effect of delaying a change in control. Insurance laws and regulations of Pennsylvania, New York and Florida, our insurance subsidiaries’ states of domicile, prohibit any person from acquiring control of us, and thus indirect control of our insurance subsidiaries, without the prior approval of the insurance commissioners of those states.

The exercise of our outstanding stock options and any future issuances of new shares of our common stock may result in significant dilution to our existing shareholders.

We anticipate that to finance the growth of our business adequately and to support our liquidity needs, we may offer and sell additional shares of common stock or convertible debt in private or public offerings in the future. The occurrence of any or all of the foregoing may result in significant additional dilution to our existing shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal offices in Allentown, Pennsylvania occupy two buildings owned by the Company, totaling approximately 37,000 square feet of office space in a 40,000 square foot building and all of a 16,879 square foot building. We also lease additional office space for ancillary operations of our agency subsidiaries and New York staff. On October 26, 2005, we sold the 2.42 acre undeveloped parcel of land located across the street from our home offices.

Item 3.	Legal Proceedings

Our Company and its subsidiaries are parties to various legal actions generally arising in the normal course of their business. While the outcome of any single lawsuit could have a material impact upon the Company's financial results for the period in which it occurs, the Company does not believe that the eventual outcome of the majority of these lawsuits is likely to have a material adverse effect on its overall financial condition or results of operations. However, the matters specifically described below, while settled, were viewed by management as potentially material and, in the event of an unfavorable outcome; any one of these matters could have a material adverse effect on the Company's financial condition and results of operations.

Our Company and its subsidiary, PTNA, were defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division.  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. Plaintiffs claimed wrongdoing in connection with the sale of long-term care insurance policies to the plaintiffs and the class. In December 2005, the court issued final approval of a settlement negotiated between the parties and certified, for settlement purposes only, a proposed national class. With no appeal having been taken, the settlement agreement is now final and the matter has been discontinued.

Our Company and PTNA were defendants in an action in the Orange County Superior Court in the state of California.  Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public. Plaintiffs alleged wrongdoing in violation of the California Business & Professions Code in connection with the sale of long term care insurance policies.  In December 2005, the court in the Florida matter above issued final approval of a settlement negotiated between the parties and certified, for settlement purposes only, a proposed national class. With no appeal having been taken, the settlement agreement is now final and the matter has been discontinued.

In May 2005, PTNA initiated arbitration against a reinsurer with respect to certain reinsurance agreements that cede the risk of certain home health care claims that extend beyond 36 months. The reinsurer alleged that PTNA was in breach of its agreement as a result of entering into the 2001 Centre Agreement without the prior written approval of the reinsurer.  PTNA contested this assertion of breach based upon its verbal and written notification to the reinsurer prior to entering into the 2001 Centre Agreement, and its belief that the 2001 Centre Agreement substantially improved PTNA’s financial strength and actually benefited the reinsurer. The arbitration proceeding was held in November 2006, however prior to the arbitration panel’s issuance of its final award, the parties entered into a confidential settlement agreement under which the reinsurer agreed to resume its obligations under the excess coverage reinsurance agreement and the parties agreed to reconcile all premiums and losses for the period from 2002 through June 30, 2006.

Item 4.	Submission of Matters to a Vote of Stockholders

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2006 or the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “PTA.” As of March 22, 2007, there were 151 record holders of our common stock. The following table indicates the high and low sale prices of our common stock as reported on the New York Stock Exchange during the periods indicated.

	High	Low
2006
1st Quarter	$ 10.94	$ 8.75
2nd Quarter	9.10	7.30
3rd Quarter	7.87	6.33
4th Quarter	7.69	6.64

2005
1st Quarter	$ 10.20	$ 8.04
2nd Quarter	9.84	8.24
3rd Quarter	10.77	8.23
4th Quarter	10.15	8.08

2004
1st Quarter	$ 9.08	$ 6.00
2nd Quarter	8.96	7.40
3rd Quarter	8.76	5.48
4th Quarter	8.44	5.88

We have never paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. It is our present intention to retain any future earnings to support the continued growth and ongoing operations of our business. Any future payment of dividends is subject to the discretion of the board of directors and is dependent, in part, on any dividends we may receive from our subsidiaries. The payment of dividends by our subsidiaries is dependent on a number of factors, including their respective earnings and financial condition, business needs and capital and surplus requirements, and is also subject to certain regulatory restrictions and the effect that such payment would have on their financial strength ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” “Business—Insurance Industry Rating Agencies” and “Business—Government Regulation.”

Item 6.       Selected Financial Data

The following selected consolidated statement of operations data and balance sheet data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our Consolidated GAAP Financial Statements.

	2005	2004	2003	2002	2001

Statement of Income and Comprehensive Income Data:
Revenues:
Total premiums	$309,516	$319,885	$321,946	$333,643	$350,391
Net investment income	50,833	46,839	43,273	40,107	30,613
Net realized capital (losses) gains	(1,134)	167	237	15,663	(4,367)
Trading account loss	-	-	-	-	(3,428)
Market gain (loss) on experience account (1)	48,799	39,749	(9,494)	56,555	-
Change in preferred interest on early conversion liability (2)	1,403	2,237	(981)	-	-
Other income	8,847	5,864	9,082	11,585	9,208
Total revenues	418,264	414,741	364,063	457,553	382,417

Benefits and expenses:
Benefits to policyholders (3)	287,188	232,698	247,822	374,085	240,750
Commissions (4)	38,121	39,115	40,800	45,741	76,805
Net acquisition costs amortized	5,480	11,578	10,243	7,515	9,972
Impairment of net unamortized policy acquisition costs (5)	-	-	-	1,100	61,800
General and administrative expenses (6)	60,185	52,970	58,588	46,472	49,282
Impairment of goodwill (7)	-	13,376	-	-	-
Litigation expense (8)	1,437	4,150	-	-	(250)
Loss due to impairment of property and equipment (9)	2,337	-	522	-	-
Commutation expense (10)	18,300	-	-	-	-
Reinsurance warrant expense (10)	7,267	-	-	-	-
Expense and risk charges and excise tax (11)	12,457	14,199	14,138	17,227	5,635
Interest expense (12)	6,567	10,443	8,112	5,733	4,999
Total benefits and expenses	439,339	378,529	380,225	497,873	448,993
(Loss) income before federal income taxes and cumulative effect
of accounting change (13)	(21,075)	36,212	(16,162)	(40,320)	(66,576)
Benefit (provision) for federal income taxes	8,634	(15,676)	2,992	13,728	16,877
Net (loss) income before cumulative effect of accounting change (13)	$(12,441)	$ 20,536	$(13,170)	$(26,592)	$(49,699)
Net (loss) income	$(13,948)	$ 20,536	$(13,170)	$(31,743)	$(49,699)
Net (loss) income adjusted for accounting change	$(13,948)	$ 20,536	$(13,170)	$(31,743)	$(48,846)

Basic earnings per share before cumulative effect
of accounting change (13)	$ (0.85)	$ 2.16	$ (2.52)	$ (5.52)	$ (13.96)
Diluted earnings per share before cumulative effect
of accounting change (13)	$ (0.85)	$ 1.20	$ (2.52)	$ (5.52)	$ (13.96)
Basic earnings per share (14)	$ (0.96)	$ 2.16	$ (2.52)	$ (6.60)	$ (13.96)
Diluted earnings per share (14)	$ (0.96)	$ 1.20	$ (2.52)	$ (6.60)	$ (13.96)
Basic earnings per share adjusted for accounting change (13) (14)	$ (0.96)	$ 2.16	$ (2.52)	$ (6.60)	$ (13.72)
Diluted earnings per share adjusted for accounting change (13) (14)	$ (0.96)	$ 1.20	$ (2.52)	$ (6.60)	$ (13.72)

Weighted average shares outstanding (14) (15)	14,569	9,430	5,243	4,810	3,562
Weighted average diluted shares outstanding (14) (16)	14,569	21,577	5,243	4,810	3,562

	2005	2004	2003	2002	2001
GAAP Ratios:
Loss ratio	92.8%	72.7%	77.0%	112.1%	68.7%
Expense ratio	37.6%	36.8%	38.6%	35.4%	58.0%
Total (17)	130.4%	109.5%	115.6%	147.5%	126.7%
Return on average equity (18)	(6.2)%	12.0%	(9.0)%	(18.9)%	(26.8)%

Balance Sheet Data:
Total investments (19)	$1,000,409	$ 59,509	$ 44,141	$ 28,692	$488,591
Total assets	1,292,480	1,244,677	1,145,494	1,079,843	939,930
Total debt (20)	-	85,167	88,467	76,245	79,190
Shareholders' equity	254,930	197,370	144,079	148,342	187,263
Book value per share (14) (15)	$10.95	$18.28	$23.32	$30.56	$39.76

Selected Statutory Data:
Net premiums written (21)	$ 25,954	$ 29,888	$ 27,008	$ 22,440	$(64,689)
Statutory surplus (beginning of period)	$ 38,834	$ 30,638	$ 34,234	$ 35,551	$ 30,137
Ratio of net premiums written to
statutory surplus	0.67x	0.98x	0.79x	0.63x	(2.15)x

Notes to Selected Financial Data (amounts in thousands):

(1)

In accordance with the 2001 Centre reinsurance agreement which was commuted on May 24, 2005, the reinsurer maintained a notional experience account for our benefit in the event of commutation. The notional experience account received an investment credit, derived from the separate components of the notional experience account. This gain represented the income from the embedded derivative portion of our notional experience account, similar to that of an unrealized gain or loss on a bond.

(2)

Holders of our convertible subordinated notes were entitled to convert their notes into shares of our common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received until that date. We had determined that this feature is an embedded derivative as defined in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” As a result of this determination, we had separately valued and bifurcated the embedded derivative from the host contract. At each balance sheet date, the embedded derivative was recorded at fair value, with any change in fair value recognized in current operations.

(3)

During the fourth quarter of 2005, we revised our assumption related to the length of time a policyholder will stay on claim once they have been on claim in excess of three years.  Primarily as a result of increasing our assumption for the duration of these claims we increased our claim reserves by approximately $42,000.  During the third quarter of 2002, we determined to refine certain of our processes and assumptions in the establishment of our reserves for current claims. As a result of this change, we increased our claim reserves by approximately $83,000.

(4)

In September, 2001, we ceased new sales nationally until our Plan with the Department was approved.  As a result, commission expense, which is materially higher for first year commissions compared to renewal commissions, decreased substantially after 2001.

(5)

Our 2001 Centre Agreement required us to accrue an annual expense and risk charge to the reinsurer. Primarily as a result of these anticipated charges, we impaired the value of our net unamortized policy acquisition costs by $61,800 in 2001. In the third quarter of 2002, we impaired the value of our deferred acquisition cost asset by approximately $1,100 as a result of the change in our assumptions regarding the future profitability of our existing business in force.

(6)

We accrued additional expenses related to accounting, actuarial and consulting fees in 2005.  These fees were incurred due to work related to our increase in claim reserves in the fourth quarter of 2005, our written submission to the SEC related to prospective unlocking and the delay in filing our 2005 Form 10-K.

(7)

We test for impairment of goodwill on an annual basis unless an event occurs or circumstances change that would more likely than not indicate that an impairment has occurred. We tested our goodwill quarterly during 2004 due to decreasing sales levels at our agency subsidiaries. During our impairment test related to the fourth quarter of 2004, we determined that the goodwill related to the agency reporting unit was impaired. This impairment was a result of declining sales, particularly in the fourth quarter of 2004, which led to lower than planned net income at the reporting unit level. During the impairment test, we lowered the assumptions related to future sales growth and as a result recognized an impairment of $13,376 in 2004.

(8)

In 2005 we recorded $1,437 of litigation expense related to the settlement of four lawsuits, three of which had been accrued for in the prior year.  In 2004 we recorded $4,150 of litigation expense related to the settlement of one lawsuit and the anticipated settlement of two other lawsuits. There were no material litigation accruals in 2003, 2002 or 2001.

(9)

Subsequent to December 31, 2005, we determined that the new administrative system that we were in the process of installing would not yield the benefits and efficiencies to operations that were originally intended.  As a result of this determination we have decided not to continue to pursue this project and have impaired its capitalized value through a charge to income of $2,337.  There are additional amounts of approximately $600 that were capitalized in 2006 that will also be impaired through a charge to income.

(10)

The 2001 Centre Agreement was commuted effective May 24, 2005.  We recorded a termination fee of $18,300 in 2005 related to the early commutation of this agreement. As part of the 2001 Centre Agreement, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The warrants were forfeited as part of the early commutation of the agreement.  The remaining value of $7,267 was recorded as an expense in 2005.

(11)

As a result of our December 31, 2001 reinsurance agreement with Centre Solutions (Bermuda) Limited, we paid federal excise tax of 1% on all ceded premium. The 2001 expense represents excise taxes due for premiums transferred at the inception of the contract. Beginning in 2002 through 2004, we also accrued an annual expense and risk charge payable to the reinsurer in the event of future commutation of the agreement.  This agreement was commuted on May 24, 2005.  Subsequently, we entered into a reinsurance agreement with Imagine International Reinsurance Limited effective June 30, 2005 for all long-term care policies issued prior to December 31, 2001.  Under this new agreement, we accrued an annual expense and risk charge similar to the agreement with Centre Solutions (Bermuda) Limited.  No excise tax is owed in connection with the reinsurance agreement with Imagine International Reinsurance Limited.

(12)

On November 4, 2005, $46,544, the remaining balance of the convertible debt due 2008, mandatorily converted to 6,649 shares of our common stock.  As a result of the conversion, 2005 interest expense declined from 2004.

(13)

As a result of the adoption of SFAS No. 142 in 2002, we discontinued the amortization of goodwill. We have provided adjusted results for the fiscal period 2001 that reflects the impact of this accounting change as though SFAS No. 142 had been adopted at that time. Net income would have been increased by $853 in 2001.

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

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. We have elected to adopt SAB No. 108 early, and it is therefore effective for our financial statements for the year ended December 31, 2005.

SAB No. 108 permits companies to initially apply its provision either by (1) restating prior financial statements or (2) recording the cumulative effect of initially applying the methodology for quantifying errors described in SAB No. 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2005 with an offsetting adjustment recorded to the opening balance of retained earnings. We have elected to record the effects of applying SAB No. 108 using the cumulative effect transition method. The following table summarizes the effects of applying the guidance in SAB No. 108:

	Cumulative prior to January 1, 2003	Year Ended December 31,		Adjustment Recorded as of January 1,
		2003	2004	2005
Accounts payable and other liabilities	$1,440	$393	$485	$2,318
Federal income taxes receivable or payable	(503)	(138)	(170)	(811)
Impact on net income	$937	$255	$315
Retained earnings				$1,507

As of January 1, 2005, we discovered errors related to prior period financial statements for the years 1999-2004 that on a cumulative basis total $2,318 on a pre-tax basis and $1,507 net of federal income taxes. The entire amount relates to return of premium benefits that should have been paid to policyholders in prior years but due to an error in our process of identifying which policyholders should be paid, not all of the policyholders were properly identified. This process has been corrected for 2005. Although these individual errors are immaterial to the prior periods, the cumulative amount is material to the 2005 financial statements because of the adoption of SAB No. 108 mentioned above.

(14)

A one-for-four reverse stock split for current holders of our common stock became effective July 11, 2005.  The basic and diluted earning per share amounts, the average shares outstanding and our book value per share for 2004, 2003, 2002 and 2001 have been restated to reflect the impact of the reverse stock split.

(15)

On May 25, 2001, we issued approximately 2,887 new shares of our common stock, for net proceeds of $25,726, through a rights offering. We also issued approximately 143 new shares in 2002 through a direct equity placement. In 2003, approximately $2,000 of convertible debt due 2003 was exchanged for new convertible debt due 2008. In addition, we issued approximately $33,000 in new convertible debt due 2008 and used a portion of the proceeds to retire approximately $9,000 in convertible debt due 2003. During 2003, holders of approximately $8,000 of the convertible debt due 2008 converted their debt for approximately 1,250 shares of our common stock. During 2004, holders of approximately $29,500 of the convertible debt due 2008 converted their debt for approximately 4,625 shares of our common stock.  During 2005, holders of $40,049 of the convertible debt due 2008 converted their debt for approximately 5,790 shares of our common stock.  On November 4, 2005,

$46,544, the remaining balance of the convertible debt due 2008, mandatorily converted to 6,649 shares of our common stock.

(16)

Diluted shares outstanding include shares issuable upon the conversion of our convertible debt and exercise of options outstanding in 2004.  They are excluded for 2005, 2003, 2002 and 2001 since inclusion of such shares would be anti-dilutive. The inclusion of converted shares from the issuance of our Convertible Subordinated Notes due 2008 was expected to produce significant dilution in earnings per share in future periods.  As stated previously, the convertible debt mandatorily converted on November 4, 2005.

(17)

We measure our combined ratio as the total of all expenses, including benefits to policyholders, related to policies in-force divided by premium revenue. This ratio provides an indication of the portion of premium revenue that is devoted to the coverage of policyholder related expenses. We depend on our investment returns to offset the amounts by which our combined ratio is greater than 100%. In 2001, reduced premium revenue, the impairment of our DAC asset in the fourth quarter (see note 5) and the payment of excise taxes on the initial premium for our reinsurance agreement (see note 8) increased our combined ratio above what it otherwise would have been. For 2002, see note 3.   In 2004, goodwill impairment and litigation expense are not included in the expense ratio.  In 2005, litigation expense, commutation expense and reinsurance warrant expense are not included in the expense ratio. Also for 2005, see note 3.

(18)

Return on equity, which is the ratio of net income or losses to average shareholders’ equity, measures the current period return provided to shareholders on invested equity. New or existing shareholders could be dissuaded from future investment in our common stock and may choose to sell their common stock if they are not satisfied with our return on equity.

(19)

As a result of our reinsurance agreement with Centre Solutions (Bermuda) Limited, effective December 31, 2001, we transferred substantially all of our investable assets to the reinsurer.  We received back our investable assets upon commutation of the reinsurance agreement in May, 2005.

(20)	On November 4, 2005, the remaining balance of the convertible debt due 2008, $46,544, mandatorily converted to 6,649 shares of our common stock.

(21)

Under statutory accounting principles, ceded reserves are accounted for as offsetting negative benefits and negative premium. The premium amounts are significantly reduced each year due to the ceding of all of our long-term care premiums for business written prior to December 31, 2001.

Quarterly Data

Our unaudited quarterly data for each quarter of 2005 and 2004 have been derived from unaudited financial statements and include all adjustments, consisting only of normal recurring accruals, which we consider necessary for a fair presentation of the results of operations for these periods. Such quarterly operating results are not necessarily indicative of our future results of operations. The following is our 2005 quarterly data:

	2005
		Second
	First Quarter	Quarter (as restated)	Third Quarter	Fourth Quarter
	(in thousands, except per share data and ratios)

Total premiums	$79,812	$78,482	$76,066	$ 75,156
Net investment income	12,335	12,757	12,580	13,161
Net realized capital gains and losses and
other income (1)	1,447	51,838	3,113	1,517
Total revenues	93,594	143,077	91,759	89,834

Benefits to policyholders (2)	60,103	63,965	59,325	103,795
Commissions & expenses (excluding interest) (3)	26,438	26,127	25,673	32,525
Litigation accrual	900	-	137	400
Loss due to impairment of property and equipment (4)	-	-	-	2,337
Commutation expense (5)	-	18,300	-	-
Reinsurance warrant expense (5)	-	7,267	-	-
Net acquisition costs amortized	1,922	2,058	227	1,273
Net income (loss) before cumulative effect of accounting change	1,449	15,521	3,001	(32,412)
Cumulative effect of change in accounting principle (9)	(1,507)	-	-	-
Net (loss) income	$ (58)	$15,521	$ 3,001	$(32,412)

GAAP loss ratio	75.3%	81.5%	78.0%	138.1%
GAAP expense ratio (6)	35.5%	35.9%	34.0%	45.0%
Total	110.8%	117.4%	112.0%	183.1%
Basic earnings per share before cumulative effect
of accounting change (9)	$ 0.12	$ 1.28	$ 0.21	$ (1.57)
Diluted earnings per share before cumulative effect
of accounting change (9)	$ 0.12	$ 0.71	$ 0.18	$ (1.57)
Basic earnings per share (8)	$ (0.01)	$ 1.28	$ 0.21	$ (1.57)
Diluted earnings per share (8)	$ (0.01)	$ 0.71	$ 0.18	$ (1.57)

The following is our 2004 quarterly data:

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data and ratios)

Total premiums	$ 82,288	$ 79,197	$ 80,309	$ 78,091
Net investment income	10,987	11,542	12,055	12,255
Net realized capital gains and losses and
other income (1)	36,672	(61,536)	57,838	15,043
Total revenues	129,947	29,203	150,202	105,389

Benefits to policyholders	59,386	56,768	56,256	60,288
Commissions & expenses (excluding interest)	27,488	26,656	25,773	26,367
Goodwill impairment and litigation accrual (7)	-	-	-	17,526
Net acquisition costs amortized	3,955	4,447	1,246	1,930
Net income (loss)	$ 23,300	$ (40,163)	$ 41,740	$ (4,341)

GAAP loss ratio	72.2%	71.7%	70.0%	77.2%
GAAP expense ratio (6)	38.2%	39.3%	33.6%	36.2%
Total	110.4%	111.0%	103.6%	113.4%
Basic earnings per share (8)	$ 0.79	$ (1.03)	$ 1.03	$ (0.10)
Diluted earnings per share (7)	$ 0.32	$ (1.03)	$ 0. 48	$ (0.10)

(1)

In accordance with the 2001 Centre reinsurance agreement which was commuted on May 24, 2005, the reinsurer maintained a notional experience account for our benefit in the event of commutation. The notional experience account received an investment credit, derived from the separate components of the notional experience account. This gain represented the income from the embedded derivative portion of our notional experience account, similar to that of an unrealized gain or loss on a bond.  The gain or loss on the notional experience account created variance in our net realized capital gains and losses and other income included above.

(2)

During the fourth quarter of 2005, we revised our assumption related to the length of time a policyholder will stay on claim once they have been on claim in excess of three years.  As a result of increasing our assumption for the duration of these claims we increased our claim reserves by approximately $42,000.

(3)

We accrued additional expenses related to accounting, actuarial and consulting fees, which were incurred in the fourth quarter of 2005.  These fees increased due to work related to our increase in claim reserves in the fourth quarter of 2005, our written submission to the SEC related to prospective unlocking and the delay in filing our 2005 Form 10-K.

(4)

Subsequent to December 31, 2005, we determined that the new administrative system that we were in the process of installing would not yield the benefits and efficiencies to operations that were originally intended.  As a result of this determination we have decided not to continue to pursue this project and have impaired its capitalized value through a charge to income of $2,337.  There are additional amounts of approximately $600 that were capitalized in 2006 that will also be impaired through a charge to income.

(5)

The 2001 Centre Agreement was commuted effective May 24, 2005.  We recorded a termination fee of $18,300 in the second quarter of 2005 related to the early commutation of this agreement. As part of the 2001 Centre Agreement, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The warrants were forfeited as part of the early commutation of the agreement.  The remaining value of $7,267 was recorded as an expense in the second quarter of 2005.

(6)	GAAP expense ratio excludes interest expense, goodwill impairment, litigation accrual, reinsurance warrant expense, commutation expense and the loss due to impairment of property and equipment.

(7)

We test for impairment of goodwill on an annual basis unless an event occurs or circumstances change that would more likely than not indicate that an impairment has occurred. We tested our goodwill quarterly during 2004 due to decreasing sales levels at our agency subsidiaries. During our impairment test related to the fourth quarter of 2004, we determined that the goodwill related to the agency reporting unit was impaired. This impairment was a result of declining sales, particularly in the fourth quarter of 2004, which led to lower than planned net income at the reporting unit level. During the impairment test, we lowered the assumptions related to future sales growth and as a result recognized an impairment of $13,376 in 2004.

In 2005 we recorded $1,437 of litigation expense related to the settlement of a lawsuit and the anticipated settlement of two other lawsuits. In the fourth quarter of 2004 we recorded $4,150 of litigation expense related to the settlement of one lawsuit and the anticipated settlement of two other lawsuits. There were no material litigation accruals in 2003, 2002 or 2001.

(8)

A one-for-four reverse stock split for current holders of our common stock became effective July 11, 2005.  The basic and diluted earning per share amounts, the average shares outstanding and our book value per share for the first quarter of 2005 and all four quarter of 2004 have been restated to reflect the impact of the reverse stock split.

(9)

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged.  We have elected to adopt SAB No. 108 early, and it is therefore effective for our financial statements for the year ended December 31, 2005.

SAB No. 108 permits companies to initially apply its provision either by (1) restating prior financial statements or (2) recording the cumulative effect of initially applying the methodology for quantifying errors described in SAB No. 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2005 with an offsetting adjustment recorded to the opening balance of retained earnings. We have elected to record the effects of applying SAB No. 108 using the cumulative effect transition method. The following table summarizes the effects of applying the guidance in SAB No. 108:

	Cumulative prior to January 1, 2003	Year Ended December 31,		Adjustment Recorded as of January 1,
		2003	2004	2005
Accounts payable and other liabilities	$1,440	$393	$485	$2,318
Federal income taxes receivable or payable	(503)	(138)	(170)	(811)
Impact on net income	$937	$255	$315
Retained earnings				$1,507

As of January 1, 2005, we discovered errors related to prior period financial statements for the years 1999-2004 that on a cumulative basis total $2,318 on a pre-tax basis and $1,507 net of federal income taxes. The entire amount relates to return of premium benefits that should have been paid to policyholders in prior years but due to an error in our process of identifying which policyholders should be paid, not all of the policyholders were properly identified. This process has been corrected in 2005. Although these individual errors are immaterial to the prior periods, the cumulative amount is material to the 2005 financial statements because of the adoption of SAB No. 108 as mentioned above.

Because the $2,318 was recorded in the quarter ended June 30. 2005, this quarter will be restated to reflect the adoption of SAB No. 108. The quarterly data table presents the second quarter of 2005 after the adoption of SAB No. 108.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

(amounts in thousands)

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Such estimates and assumptions significantly affect various reported amounts of assets and liabilities. Management discusses the development, selection and disclosure of these estimates and assumptions with the audit committee. Management has made estimates in the past that we believed to be appropriate but which were subsequently revised to reflect actual experience. If our future experience differs materially from these estimates and assumptions, our financial condition and results of operations could be affected. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made; and
•	Changes in the estimate or different estimated amounts that could have been selected could have a material impact on our financial condition or results of operations.

Policy Reserves and Deferred Acquisition Costs

Our policies are accounted for as long duration policies. As a result there are two components of the liabilities associated with our policies. The first is a liability for future policyholder benefits, represented by the present value of future benefits less the present value of future premium collections. In calculating these reserves we utilize assumptions, including estimates for persistency (policies that do not terminate), morbidity (claims expectations), interest rates, expenses and premium rate increases. These assumptions are estimated in the year a policy is issued. Once the assumptions are established, we continue to utilize those assumptions unless our assessment of deferred acquisition costs (“DAC”) indicates that the current unamortized DAC asset is not recoverable in future periods. Any variance from the assumptions established in the year a policy is issued could have a material adverse impact on our financial condition and results of operations.

The significant assumptions utilized in setting our reserves for future policyholder benefits are:

•

The use of a voluntary lapse rate that ranges from 1.5% to 43%, depending on the age of the policyholder, the number of years the policy has been in-force and other characteristics. The high end of the lapse rate range is 43%, which is utilized for our more recently issued policies in their first year of issue at policyholder ages of 80 and above. A significant majority of our policyholders are between the ages of 60 to 79 at the time we issue them a policy. The lapse rates for these ages range from a high of 30% in the first year a policy is issued down to 2.5% in the later durations.

•	Morbidity based upon past Company experience and industry data. We also include an estimate for improving morbidity trends in the general population.
•	The use of the 1990-1995 Select and Ultimate, Sex Distinct, actuarial table for mortality.
•	For policies issued in 2002 through 2005, we use a 4.5% interest rate to discount future experience. For policies issued prior to 2002, we use a 5.7% interest rate to discount future experience.
•

We also include an estimate of premium rate increases for certain policies issued prior to 2002, based on the premium rate increases we estimated as of September 30, 2002.  This is the last time we revised our assumptions and recorded an impairment to our DAC.  We have achieved 100% of these premium rate increases as of June 30, 2006.

•	Consideration of the terms and expected recapture timing of the 2001 Centre Agreement.

Our assumptions remain unchanged in future periods regardless of actual experience unless we impair our DAC due to an expected loss in future periods using updated assumptions for all of the above. However, when actual experience differs from our expectations, the incremental difference between actual and expected results is recognized in the current period.

In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. We defer 27% of new premiums for the general and administrative expenses related to issuing a policy. The premium paying periods of the life of the policy are the same assumptions utilized for persistency in the future benefit reserves.

We assess the recoverability of our unamortized DAC asset on a quarterly basis, through actuarial analysis. To determine recoverability, the present value of anticipated future premiums less future costs and claims are added to current reserve balances. If this amount is greater than the current unamortized DAC, then the DAC is deemed recoverable. If this amount is less than the current unamortized DAC, then we impair our DAC and record a charge in our current period results of operations.

The DAC recoverability analysis includes our most recent assumptions for persistency, morbidity, interest rates, expenses and premium rate increases, all or any of which may be different than the assumptions utilized in establishing our benefit reserves.

The significant assumptions utilized in the DAC recoverability analysis that differs from our current assumptions for policy reserves and DAC include:

•	An investment income rate of 5.01% initially, grading to the 5.45% for newly investable funds by 2027.
•

An estimate that claims expense will improve beyond the assumptions we utilized in our locked-in estimates due to the expected results from recently implemented and future planned improvements to our claims adjudication procedures.

•

Recognition of actual premium rate increases achieved as well as an estimate related to premium rate increases that we began filing in November of 2006.  Our assumption is that most of these premium rate increases will be implemented beginning in the second half of 2007 through the end of 2008, although we also assume that some of the premium rate increases will be implemented in 2009 and 2010.  There is also an assumption related to an increased number of people lapsing due to the premium rate increases and therefore an assumption related to anti-selection as a result of the premium rate increases.  Anti-selection is the lapsation of policies held by healthier policyholders, leading to a higher expected ratio of claims to premiums in future periods.

•	Mortality assumptions based on a study completed in September 2005 which measured our actual mortality experience, considering underwriting class as well as age and gender.
•	Voluntary lapse rates based on a new study completed in November of 2006, which indicate that policies are lapsing at a slower rate than we previously assumed
•	Consideration of the terms and expected recapture timing of the Imagine Agreement.

The premium rate increases we are filing vary by the policy type, benefit period, underwriting class and the age of the policyholder. The aggregate average increase is approximately 34%, although the policy forms for which we have filed premium rate increase requests have an average increase ranging from 3.2% to 99.1%. The timing of state approvals for premium rate increases varies. Some states will approve the amount we filed within 3 to 4 months of the receipt of the filing while other states will take up to a year and may only approve a portion of the amount we filed. In those situations, we will file for additional premium rate increases as soon as practicable in order to obtain the remaining portion of the premium rate increase, so long as it is still actuarially justified. Therefore, to implement 100% of the premium rate increases may take as long as 3 or 4 years. We have received approval from one state for one of our policy forms in that state as of the date of the filing of the Form 10-K.

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

We have filed and implemented premium rate increases on most of our in-force policies. We have and are continuing to file and implement additional premium rate increases on the majority of our policies issued prior to 2002. We have been successful in obtaining premium rate increases in the past. However, there has been increased public and regulatory scrutiny and litigation over the practice of obtaining premium rate increases on long-term care insurance.

We base our premium rate increase assumptions on our past experience and our expectations of the amounts of actual rate increases that we will be able to achieve. If we are unsuccessful in obtaining the assumed level of premium rate increases, we could recognize an impairment in the future, which could have a material adverse effect on our financial condition and results of operations.

Changes in one or a combination of these assumptions can produce significant volatility in the recoverability of DAC.

Claim Reserves

The second component of the liabilities associated with our policies is a reserve we establish for incurred, either reported or not yet reported, claims. This amount represents the benefits to be paid in the future for our current claims. The significant assumptions utilized in establishing claim reserves are expectations about the duration, cost of care being reimbursed, the interest rate utilized to discount the claim reserves, claims that have been incurred but not yet reported, claims that have been closed but are expected to reopen and assumptions about which claims that are currently in their eligibility review stage will eventually become claims that have payments associated with them. We establish our claim reserves in each period based upon our most currently available information and assumptions.

A significant majority of our claims do not go beyond three years in duration. Due to the relatively large amount of data we have on claims in these early durations, the assumption about the length of claims in these durations is primarily based on our own past experience. The expected duration of claims is derived through continuance studies. Continuance studies determine our assumption about the probability of a claim continuing once it has reached a certain point. The continuance studies are done by segments of similar claims which include categories such as policy type (nursing home, home health care, or comprehensive), medical condition causing the claims (which is categorized as short-term, intermediate, long-term or cognitive impairment), the age of the claimant at time of claim and gender. There is no guarantee that past performance is an indicator of future performance. If our assumptions about continuance are incorrect and individuals stay on claim longer than expected, it could have a material adverse affect on our financial condition and results of operations

Both our experience and the industry’s experience with claims that last longer than three years is much more limited due to the relatively small number of claims that go past the third year. A majority of our policies were written in the late 1990’s through 2001 and therefore there are only a limited number of claims on which to base any conclusions. Therefore, we rely on a combination of our experience and studies performed by the Society of Actuaries or other sources for claims in the later durations. Due to the limited amount of data, there is a higher likelihood of variance related to this assumption and any variance could have a material affect on our financial condition and results of operations. In the fourth quarter of 2005, we changed our assumption related to claims that lasted longer than three years, resulting in a revised assumption that once a claim lasted longer than three years, it would last longer than we previously assumed. As a result of this change in assumptions, we increased claim reserves approximately $42,000 in the fourth quarter of 2005. As part of continuance assumptions, we also try to reflect anticipated changes in mortality of disabled lives and recovery rates of people on claim. Reviewing past experience is a partial guide, but changes in the future may not follow past patterns.

The cost of care being utilized is also based on our historical experience. In general, a significant portion of our older polices reimburse claimants that are receiving care in a facility on an indemnity basis, meaning that we pay 100% of the maximum daily benefit regardless of the cost of the care provided. Our newer generations of products pay facility claims on a cost incurred basis, meaning that we only reimburse for the cost of care provided up to the maximum daily benefit. However, all of our home health care benefits are paid on a cost incurred basis regardless of when the policy was issued. If our assumptions related to the percentage of the maximum daily benefit that we will pay on claims are higher than anticipated, it could have a material adverse affect on our financial condition and results of operations.

Because our claim payments are made over a period of time, we utilize a discount rate of 5.1% for claim reserves in order to determine the present value of future expected payments. This discount rate approximates the current yield to maturity of our assets supporting this future liability.

We make an assumption that there have been a number of claims that have been incurred but not yet reported. This assumption is based on historical studies related to the number of claims that are reported after the date of the financial statements that have been incurred prior to the date of financial statements. This assumption also reflects recent patterns relating to incidence rates.

There are also assumptions related to claims that are closed but are expected to reopen. These are typically claims where we have requested information that has not been received and therefore close the claim and receive the requested information subsequent to closing the claim. The assumption related to these claims is also based on our historical experience.

The other significant assumption we make is for the likelihood of a reported claim that has not yet had a payment, because it is in its initial eligibility assessment, becoming a claim with payments in the future. This assumption is also based on our past experience.

We also make an assumption related to improvements in our claims adjudication processes that we believe will result in lower benefits expense than our historical experience would indicate. These improvements, some of which have been fully implemented and some of which are in the process of being implemented, include, but are not limited to:

•	The use of our in-house nursing staff to establish and manage plans of care for a larger number of claims than in the past,
•	Expanded claim audit process.
•	Increased fraud investigation.
•	Enhancements to our systems to reduce manual procedures.

As part of our monitoring of claims reserves, we compare actual results to our expectations. Any deviation from our expectations is recorded in the period in which the deviation occurs. Any changes in our estimates in the future may have a material adverse impact on our financial condition and results of operations.

Litigation and Contingencies

We are involved in legal proceedings relating to our operations. We recognize an estimated loss for contingencies when we believe it is probable that a loss has occurred and the amount of loss can be reasonably estimated. However, it is difficult to measure the actual loss that might be incurred related to litigation and contingency matters. As time passes and additional facts and circumstances become known, our estimation of the probability of loss as well as our ability to reasonably estimate a loss may change. The ultimate outcome of litigation and other contingencies could have a material adverse impact on our financial condition and results of operations.

Imagine Reinsurance Agreements

The Imagine reinsurance agreements (the Imagine Agreement and the 2005 Imagine Agreement) are being accounted for using deposit accounting for reinsurance contracts. We are using deposit accounting because we believe the reinsurance contracts do not result in the reasonable possibility that the reinsurer will suffer a significant loss. We assessed these long duration reinsurance contracts using the reasonable possibility of significant loss criteria due to certain contract provisions that limit the risk to the reinsurer, including an aggregate limit of liability for the reinsurer, experience refund provisions and expense and risk charges provided to the reinsurer. We also entered into the reinsurance agreements with the intent of commuting the agreements in the future. However, the agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules, which requires a reinsurance agreement to transfer risk to the reinsurer, but does not require the reasonable probability of a significant loss required under GAAP.

As noted above, the Imagine Agreement contains commutation provisions and allows the Company to recapture the reinsured policies as of January 1, 2008, or on January 1 of any year thereafter. If the agreement is commuted on January 1, 2008, the Company will be obligated to pay an early termination fee equal to two quarters of expense and risk charges. The Company intends, but is not required, to commute the agreement on January 1, 2009. In the event the Company does not commute the 2001 Imagine Agreement on or before January 1, 2009, the expense and risk charge paid to the reinsurer will increase by 50 percent. In the event the Company does not commute the agreement on or before January 1, 2011, but does commute at a later date, the experience refund will not exceed the statutory reserves as of the date of commutation, resulting in the Company’s forfeiture of any accumulated statutory profits.

.

In order to commute the agreement and remain in compliance with requisite regulatory minimum standards, we will need to have a risk based capital ratio of at least 200%. While our current modeling and actuarial projections suggest that our RBC ratio will be at or slightly above 200% and therefore we will be able to commute the 2001 Imagine Agreement on January 1, 2009, we also believe that we should have an additional margin for any adverse development in order to recapture the block of business. We believe that alternatives such as modifications to the current reinsurance agreement, new reinsurance agreements, or additional capital issuances are available to obtain the necessary margin, if needed. These projections include assumptions related to premiums (new sales, persistency, and the timing of premium rate increases), investment income, expense levels, incurred claims (paid claims plus change in claim reserves) and changes in our future policyholder benefits. If there is any negative variance in our assumptions related to these projections, we may not be able to commute the Imagine Agreement on January 1, 2009, as planned, which could have a material adverse affect on our financial condition and results of operations.

In the event the Company determines that commutation of the 2001 Imagine Agreement is unlikely on or before January 1, 2009, but likely at some future date, it will include additional annual expense and risk charges in its unamortized deferred acquisition cost (“DAC”) recoverability analysis. As a result, it could impair the value of its DAC asset and record the impairment in its financial statements at that time. However, the Company currently believes that PTNA and ANIC will have sufficient statutory capital and surplus to commute the agreement on January 1, 2009.

Our agreement requires us to file premium rate increases within 30 days of our determination of need for these increases.  Failure to file such rate increases within the prescribed time is defined in the agreement as a Material Breach Event, which, if uncorrected would ultimately lead to a reduction in the reinsurer’s liability to reimburse claims made in the future under the agreement.  Although we filed our premium rate increases more than 30 days after our determination of need in 2006, thereby creating a Material Breach Event, the Reinsurer considers our ultimate filings to be sufficient to cover our obligations under the agreement and has not reduced the aggregate limit of liability.

Goodwill

Our goodwill relates to the purchase of our insurance agencies, United Insurance Group Agency, Inc. (“UIG”) and Network Insurance Senior Health Division (“NISHD”). We test for impairment of goodwill on an annual basis unless an event occurs or circumstances change that would more likely than not indicate that an impairment has occurred. During 2004 we performed our impairment test on a quarterly basis due to declining sales. The test is done at the reporting unit level, which combines the operations of UIG and NISHD. UIG and NISHD are both insurance agencies that sell senior market insurance products, and therefore have similar economic characteristics.

During our quarterly impairment test as of December 31, 2004, we determined that the goodwill was impaired. This impairment was a result of declining sales, particularly in the fourth quarter of 2004, which led to lower than planned net income at the reporting unit level. The decline in sales is attributable to a decline in sales across the long-term care industry during 2004 as a result of higher priced policies and the negative impact of premium rate increases that have been implemented on previously issued policies. The fair value of the reporting unit is determined utilizing the present value of cash flows, which includes assumptions for future growth in sales. During the impairment test, we lowered the assumptions related to future sales growth and as a result recognized an impairment of $13,376 in 2004. There was no impairment in 2005.

The significant assumptions in our impairment test include future growth in sales of insurance policies, the persistency of the renewal commission stream and estimated future expenses. The projection encompasses a 20 year period, and we utilized a 15% discount rate. We assume that our agencies are capable of future growth from both the sale of our products and from the sale of other carriers’ products.

Our future growth assumptions ranged from 15% in the first years and stabilized at 5% in the later years of our analysis. The growth rates in the early years are dependent upon the ability of our agencies to execute on recently signed agreements with unaffiliated insurance companies and to sell policies underwritten by our insurance subsidiaries. The renewal commission stream is based on the contracts that the agencies have with various insurance carriers and historical patterns of persistency.

Valuation Allowance for Income Taxes

We have net operating loss carryforwards of $34,188 or $11,966 on a tax affected basis, which have been generated by taxable losses at the parent company, and if unused will expire between 2012 and 2025. We have net operating loss carryforwards of $25,016 or $8,755 on a tax effected basis, which have been generated by taxable losses at our insurance subsidiaries, and if unused, will expire in 2016. The parent company’s net operating loss carryforwards can be utilized by our insurance subsidiaries, subject to a limitation equal to the lesser of 35% of the insurance subsidiary taxable income or 35% of the current aggregate carryforward amount.

We have recorded a valuation allowance of $8,275 against our net operating loss carryforwards on a tax affected basis. We recorded the valuation allowance due to a change in ownership as defined in the Internal Revenue Code. As a result of the change in ownership, we are now subject to a limitation on the amount of prior period net operating loss carryforwards we can utilize. If we do not generate enough taxable income in the future we may need to record an additional valuation allowance, which could have a material impact on our financial condition and results of operations.

Overview

Our principal products are individual, defined benefit accident and health insurance policies that consist of nursing home care and home health care. Our insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are licensed to write insurance. These laws and regulations govern matters such as payment of dividends, settlement of claims and loss ratios. State regulatory authorities must approve premiums charged for insurance products. In addition, our insurance subsidiaries are required to establish and maintain reserves with respect to reported and incurred but not reported claims, as well as estimated future benefits payable under our insurance policies. These reserves must, at a minimum, comply with mandated standards. Our reserves are certified annually by our consulting actuary as to standards required by the insurance departments for our domiciliary states and for the other states in which we conduct business. We believe we maintained adequate reserves as mandated by each state in which we are currently writing business at December 31, 2005 and 2006.

Results of Operations

Twelve Months Ended December 31, 2005 and 2004

(amounts in thousands)

Premium revenue. Total premium revenue earned in the twelve months ended December 31, 2005, decreased 3.2% to $309,516, compared to $319,885 in the same period in 2004.

Total first year premium revenue earned in 2005 increased 8.1% to $12,095, compared to $11,186 in 2004. First year long-term care premiums earned in 2005 increased 14.3% to $11,842, compared to $10,358 in 2004. We believe that the increase in first year premiums is due to (1) the recommencement of sales in additional states, (2) the engagement of additional independent agents that had not previously sold our policies, and (3) the introduction of our new products, which have higher annual premiums than our previously sold products. While many of our new products are sold at higher premium levels than previous products with similar benefits, a portion of the higher premium is attributable to an additional margin for future adverse claims deviation, as required by many states. While these products yield increased profits due to the additional margin, future premium rate increases, if needed, may be more difficult to achieve due to the revised state insurance department rules regarding these increases.

Total renewal premium revenue earned in 2005 decreased 3.7% to $297,421, compared to $308,699 in 2004. Renewal long-term care premiums earned in 2005 decreased 3.8% to $284,840, compared to $295,959 in 2004. The decrease in renewal premium revenue is due to the lapsation of existing policies. We anticipate that we will continue to experience reduced levels of renewal premium revenue until such time as the combination of an increased level of new premiums and the implementation of premium rate increases on policies issued prior to 2002 is sufficient to offset the lapsation of existing policies. Our persistency was 88.8% and 88.7% for the 2005 and 2004 periods, respectively.

Net investment income. Net investment income earned in 2005 increased 8.5% to $50,833 from $46,839 in 2004.

Our average yield on invested assets at cost, including cash and cash equivalents, was 5.02% and 5.17% in 2005 and 2004, respectively. Our net investment income included an investment income component from our 2001 Centre agreement notional experience account prior to May 24, 2005 and for all of 2004. The investment income component of our notional experience account investment credit generated $18,859 and $46,172 in 2005 and 2004, respectively. The notional experience account yielded a fixed return based upon the yield to maturity of the underlying benchmark indices, which were comprised of U.S. Treasury strips, government agencies and investment grade corporate bonds with weightings of approximately 25%, 15% and 60%, respectively, and had a duration of approximately 14 years. The average yield on the notional experience account was 5.26% and 5.65% in 2005 and 2004, respectively. We commuted the 2001 Centre agreement in May of 2005 and received investments of approximately $950 million as a result of the commutation. We have gradually reduced the duration of this portfolio to approximately 11 years at December 31, 2005 by selling long duration U.S. Treasury strips and purchasing medium duration mortgage backed securities.

Net realized capital (losses) gains. We recorded capital losses of $1,134 in 2005 compared to capital gains of $167 in 2004. We reduced our cost basis on bonds in 2005 by $508 due to differences deemed other than temporary. We reduced our cost basis for these bonds because the fair value for these bonds was below amortized cost for a period of greater than 12 months. The remaining capital losses in 2005 were due to sales of securities that were part of our strategy of shortening the duration of our portfolio and increasing the yield on our portfolio.

Market gain on notional experience account. We recorded a gain on our notional experience account of $48,799 and $39,749 in 2005 and 2004, respectively. Following the commutation of our 2001 Centre agreement in May 2005, we no longer record gains or losses attributable to a notional experience account.

During the period of January 2005 through May 2005 the interest rates on the underlying investments in the benchmark indices supporting our notional experience account declined resulting in a market gain. During 2004 the interest rates on the underlying investments in the benchmark indices supporting our notional experience account were lower at the end of the year compared to the beginning of the year, resulting in a market gain.

The total return of the Lehman Brothers US Aggregate Bond Index was 2.4% and 4.3% in 2005 and 2004, respectively. The total return on our notional experience account, which generated the majority of our net investment income through May 2005 and throughout 2004, was 7.35% and 10.51% for the five months of 2005 and all of 2004, respectively. We attribute the favorable return achieved from the notional experience account in 2005 and 2004 to the impact of declining market interest rates upon the long duration of the underlying benchmark indices.

Following the commutation of our 2001 Centre Agreement in May 2005, we invested our assets in instruments similar to the benchmark indices underlying our notional experience account. From July through December 2005, this portfolio had a total loss of 2.66%. We believe that this loss in total return is consistent with the observed increase in market interest rates for the period, the duration of the portfolio, and the yields imbedded in the portfolio compared to comparable investment vehicles available for purchase in the market during that time.

Change in preferred interest on early conversion. We recorded a gain of $1,403 on the change in preferred interest on early conversion or our convertible debt in 2005 as compared to a gain of $2,237 in 2004.   The fair value of the embedded derivative decreased to zero in October 2005, the date the offer ended for the additional shares of our common stock.  As a result, a gain of $1,403 was recorded for 2005.  The gain in 2004 was a result of $29,499 of conversions and the decrease in the value of the interest we would pay upon the conversion due to the shortening of the time period between the date of conversion and October 2005. All of our outstanding convertible debt was converted to our common stock in November 2005.

Other income. We recorded $8,847 in other income in 2005, as compared to $5,864 in 2004.  The increase is attributable to a number of items, including the recognition of a deferred gain from the 2001 sale of our disability business.  The sale was done as a 100% quota share agreement, in contemplation of a subsequent assumption of the business, where actual ownership of the policies would change.  For 2005, the process to complete the remaining policyholder assumptions was completed and we recorded $1,714 as other income.  We recorded a gain of $815 as a result of the commutation of the 2002 Centre Agreement. The commission income related to our agency subsidiaries increased to $5,359 in 2005 compared to $4,979 in 2004.  The increase in commission income was related to the sale of Medicare Private Fee for Service and Part D Medicare products by our agency subsidiaries.

Benefits to policyholders. Total benefits to policyholders in 2005 increased 23.4% to $287,188 compared to $232,698 in 2004. Our loss ratio, or policyholder benefits to premiums, was 92.8% in 2005, compared to 72.7% in 2004. In 2005 our long-term care claim reserves increased approximately $32,400 compared to a decrease of approximately $17.2 million in 2004. The increase in 2005 was primarily a result of an adjustment to our assumption related to the length of time a claim will stay open after it has been open for more than three years along with a change in the discount rate used to set our claim reserves from 5.9% to 5.1%, based on the yield of our portfolio at December 31, 2005. The decrease in 2004 is attributable to:

(1)

Refinements to the model we utilized to calculate claim reserves, including the addition of diagnosis code data, payment frequency data, and further delineation of policy forms for purposes of evaluation of existing continuance tables. As a result claims reserves were reduced by approximately $6,000.

(2)	An increase in the discount rate used for claim reserves from 5.7% to 5.9%, reflecting our improved investment portfolio performance, which reduced reserves by approximately $1,000.
(3)	During 2004, fewer claims that were closed as of December 31, 2003 reopened than we had estimated, resulting in a reduction of approximately $4,500; and
(4)	Claim reserve adjudication process improvements implemented in the second half of 2003 and throughout 2004.

The remaining variance between 2004 and 2005 is attributable to the change in our future policyholder benefits. This is due to variances between our original assumptions for lapses, morbidity and mortality compared to our actual experience. In addition, although we achieved 95% of our projected aggregate premium rate increases (as of December 31, 2005) from our 2002 locked in assumptions, premium rate increases on individual forms were either above or below the average, which resulted in additional increases to our reserve for future policyholder benefits. We achieved 100% of the assumed premium rate increases by June 2006 and therefore do not anticipate any additional variances caused by this assumption.

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

We evaluate our prior year assumptions by reviewing the development of reserves for the prior period. During 2005, reserve amounts relating to December 31, 2004 and prior had an unfavorable development of $28,783. These changes to prior year reserve amounts (particularly when calculated as a percentage of the prior year-end reserve balance) provide a relative measure of deviation in actual performance as compared to our initial assumptions. The adjustments to reserves for claims incurred in prior periods are primarily attributable to claims incurred from our long-term care insurance policies, which represent approximately 96% of our premium in-force. The unfavorable development in 2005 is attributable to the change in our assumption related to the mortality of policyholders that are on claim in excess of three years.

Commissions. Commissions to agents decreased 2.5% to $38,121 in 2005, compared to $39,115 in 2004.

First year commissions on accident and health business in 2005 increased 18.0% to $7,703 compared to $6,530 in 2004, primarily due to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 63.7% in 2005 and 58.4% in 2004. This increase was due to the first year commission paid to one FMO that is paid a higher first year commission and lower renewal commissions than our traditional structure. We collected $1,032 of premium for this FMO and paid first year commissions of $1,217. This arrangement was not material in 2004. The ratio of first year accident and health commission to first year accident and health premiums would have been 58.6% in 2005 without this arrangement.

Renewal commissions on accident and health business in 2005 decreased 5.7% to $32,732, compared to $34,708 in 2004 primarily due to the decrease in renewal accident and health premiums. The ratio of renewal accident and health commissions to renewal accident and health premiums was 11.1% in 2005 and 11.3% in 2004. We have implemented premium rate increases on a majority of policies written prior to December 31, 2002. We do not pay commissions on the additional premium collected as a result of a premium rate increase, which reduces the ratio of renewal commissions to renewal premium revenue. We anticipate that this ratio will continue to decline until all premium rate increases are fully implemented.

Net policy acquisition costs amortized. The net deferred policy acquisition costs amortized in 2005 decreased to $5,480, compared to $11,578 in 2004.

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

The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. However, the level of new premium sales during the 2005 and 2004 periods produced less expense deferral than needed to offset amortized costs.

General and administrative expenses. General and administrative expenses in 2005 increased 13.6% to $60,185, compared to $52,970 in 2004. The ratio of total general and administrative expenses to premium revenues was 19.4% in 2005, compared to 16.6% in 2004.

The increase in 2005 was primarily related to additional costs related to accounting, actuarial and consulting fees. These fees increased due to work related to our increase in claim reserves in the fourth quarter of 2005, our written submission to the SEC related to prospective unlocking and the delay in filing our 2005 Form 10-K. In addition the general and administrative expenses at our agency subsidiaries increased in 2006, corresponding with their increase in other income.

Litigation Accrual Expense. During 2005, we accrued $737 for the final resolution of the two lawsuits related to the sale of long-term care policies. In addition we accrued $700 related to the final resolution of two additional lawsuits in 2005. During 2004, we accrued $3,000 related to the anticipated resolution of two lawsuits related the sale of long-term care policies. In addition, we accrued $1,150 in 2004 related to the settlement of a separate lawsuit. (See Item 3 – “Legal Proceedings” for details.)

Loss due to impairment of property, plant and equipment. Subsequent to December 31, 2005, we determined that the new administrative system that we were in the process of installing would not yield the benefits and efficiencies to operations that were originally intended. As a result of this determination we have decided not to continue to pursue this project and have impaired its capitalized value through a charge to income of $2,337. There are additional amounts of approximately $600 that were capitalized in 2006 that will also be impaired through a charge to income.

Commutation expense. The 2001 Centre Agreement was commuted effective May 24, 2005. We recorded a termination fee of $18,300 in 2005 related to the early commutation of this agreement.

Reinsurance warrants expense. As part of the 2001 Centre Agreement, the reinsurer was granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The warrants were forfeited as part of the early commutation of the agreement. The remaining value of $7,267 was recorded as an expense in 2005.

Expense and risk charges on reinsurance. In 2005 and 2004, we incurred expense and risk charges of $11,708 and $11,230, respectively. Our Imagine Agreements provide the reinsurer an expense and risk charge equal to the sum of (1) 0.25% of total ceded statutory reserves at the end of a quarter and (2) 0.50% of the value of the combination of any letters of credit or funds deposited in trust by the reinsurer as of the beginning of the quarter. Our 2001 Centre Agreement provided the reinsurer with expense and risk charges. The annual charge consisted of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business.

Excise tax expense. We were subject to an excise tax for premium payments made to a foreign reinsurer under the 2001 Centre Agreement equal to one percent of the net premium revenue ceded to the foreign reinsurer. We recorded $749 and $2,969 for excise tax expenses in 2005 and 2004, respectively. The amount decreased in 2005 due to the commutation of the 2001 Centre Agreement effective May 24, 2005. There are no excise taxes related to the Imagine Agreements.

Interest expense. Interest expense in 2005 decreased 37.1% to $6,567, compared to $10,443 in 2004. The interest expense in 2005 and 2004 is primarily related to our convertible subordinated notes, which bore interest at an annual rate of 6.25%. We incurred additional interest expense related to the conversion of our convertible subordinated notes prior to October 15, 2005.  Holders of our convertible subordinated notes were entitled to convert their notes into shares of our common stock before October 15, 2005 and receive a discounted amount of interest that they would have otherwise received through October 15, 2005 had they not converted the notes. We incurred $691 of interest expense from the conversion of $40,049 in convertible subordinated notes during 2005. We incurred $2,809 of interest expense from the conversion of $29,499 in convertible subordinated notes during 2004.

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

Benefit (Provision) for federal income taxes. In 2005, we recorded a benefit for Federal income taxes of $8,634 compared to a provision for Federal income taxes of $15,676 in 2004. The effective tax rate was 41.0% in 2005 compared to 43.3% in 2004.

In 2005, the effective tax rate utilized to record our benefit for Federal income taxes was higher than our statutory tax rate of 35% primarily due to the release of $1,197 of contingency reserves related to tax positions taken in the past for which the tax years are no longer open to audit. In 2004, the effective tax rate utilized to record our provision for Federal income taxes was higher than our statutory tax rate of 35% primarily due to the impairment charge recorded against the goodwill of UIG, which is not deductible for Federal income tax purposes.

Twelve Months Ended December 31, 2004 and 2003

(amounts in thousands)

Premium revenue. Total premium revenue earned in the twelve months ended December 31, 2004, decreased 0.6% to $319,885, compared to $321,946 in the same period in 2003.

Total first year premium revenue earned in 2004 increased 40.9% to $11,186, compared to $7,942 in 2003. First year long-term care premiums earned in 2004 increased 47% to $10,358, compared to $7,040 in 2003. We believe that the increase in first year premiums is due to (1) the recommencement of sales in additional states, (2) the engagement of additional independent agents that had not previously sold our policies, and (3) the introduction of our new products, which have higher annual premiums than our previously sold products.

Total renewal premium revenue earned in 2004 decreased 1.7% to $308,699, compared to $314,004 in 2003. Renewal long-term care premiums earned in 2004 decreased 2.0% to $295,959, compared to $301,916 in 2003. The decrease in renewal premium revenue is due to the lapsation of existing policies. We anticipate that we will continue to experience reduced levels of renewal premium revenue until such time as the combination of an increased level of new premiums and the implementation of premium rate increases on policies issued prior to 2002 is sufficient to offset the lapsation of existing policies. Our persistency was 88.7% and 88.1% for the 2004 and 2003 periods, respectively.

Net investment income. Net investment income earned in 2004 increased 8.2% to $46,839, from $43,273 in 2003.

Our average yield on invested assets at cost, including cash and cash equivalents, was 5.17% and 5.19%, respectively, in 2004 and 2003. The investment income component of our notional experience account investment credit generated $46,172 and $41,426 in 2004 and 2003, respectively. The notional experience account yields a fixed return based upon the yield to maturity of the underlying benchmark indices, which are comprised of U.S. Treasury strips, government agencies and investment grade corporate bonds with weightings of approximately 25%, 15% and 60%, respectively. The notional experience account has a duration of approximately 14 years and the average yield on the notional experience account was 5.65% and 5.63% for 2004 and 2003, respectively.

Market gain (loss) on notional experience account. We recorded a market gain on our notional experience account of $39,749 in 2004 compared to a market loss of $9,494 in 2003.

During 2004 the interest rates on the underlying investments in the benchmark indices supporting our notional experience account were lower at the end of the year compared to the beginning of the year, resulting in a market gain. During 2003, although interest rates were volatile during the year, interest rates at the beginning and end of the year were relatively unchanged.

The total return of the Lehman Brothers US Aggregate Bond Index was 4.3% and 4.11% for 2004 and 2003, respectively. The total return on our notional experience account, which generates the majority of our net investment income, was 10.51% and 4.34% in 2004 and 2003, respectively. Management attributes the favorable return achieved from its notional experience account in 2004 to the impact of declining market interest rates upon the long duration of the underlying benchmark indices. In 2003, market interest rates remained stable, producing an immaterial impact upon the total market return of the notional experience account.

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

Other income. We recorded $5,864 in other income during 2004, as compared to $9,082 in 2003. The income generated from our ownership of corporate owned life insurance policies (“COLI”) decreased to $322 in 2004, compared to $2,036 in 2003. The cash value of these policies is invested in investment grade corporate bonds and equity indexes. We receive a crediting rate, net of insurance costs and fees, for maintaining a stable value of the assets, which was reduced significantly during 2004 due to deterioration in the underlying bond and equity investments of the funds supporting the COLI. In addition, the average balance decreased from approximately $59,000 in 2003 to approximately $53,300 in 2004 due to death benefit payments. The average yield on the income generated from the corporate owned life insurance was 0.22% in 2004, compared to 3.10% in 2003. The commission income related to our agency subsidiaries decreased to $4,979 in 2004 compared to $6,947 in 2003. This decrease was a result of lower sales in 2004, primarily related to the sale of long-term care insurance. The long-term care industry experienced a 25% decrease in new policy sales in 2004 compared to 2003.

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

We evaluate our prior year assumptions by reviewing the development of reserves for the prior period. During 2004, reserves amounts relating to December 31, 2003 and prior had a favorable development of $19,404 compared to a favorable development of $3,095 during 2003 for reserve amounts relating to December 31, 2002 and prior. These changes to prior year reserve amounts (particularly when calculated as a percentage of the prior year-end reserve balance) provide a relative measure of deviation in actual performance as compared to our initial assumptions.

The adjustments to reserves for claims incurred in prior periods are primarily attributable to claims incurred from our long-term care insurance policies, which represent approximately 96% of our premiums in-force. The favorable development in 2004 is attributable to:

(1)

Refinements to the model we utilized to calculate claim reserves, including the addition of diagnosis code data, payment frequency data, and further delineation of policy forms for purposes of evaluation of existing continuance tables. As a result claim reserves were reduced by approximately $6,000.

(2)	An increase in the discount rate used for claim reserves from 5.7% to 5.9%, reflecting our improved investment portfolio performance, which reduced reserves by approximately $1,000.
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

First year commissions on accident and health business in 2004 increased 52.3% to $6,530 compared to $4,288 in 2003, primarily due to the increase in first year accident and health premiums. The ratio of first year accident and health commissions to first year accident and health premiums was 58.4% in 2004 and 54.0% in 2003. Long-term care policies, other than our Secured Risk policy, pay a first year commission based on the age of the policyholder, ranging from 95% at ages 18-49 to 40% at ages 85 and higher. In both 2004 and 2003 the Secured Risk policy paid a flat first year commission of 50% regardless of the age of the policyholder. The increase in the ratio of first year accident and health commissions in 2004 compared to 2003 is primarily due to a decrease in the average age of new policyholders from approximately 66 in 2003 to approximately 65 in 2004. This is partially offset by an increase in the percentage of Secured Risk policies issued in each respective year, from approximately 23% in 2003 to 29% in 2004.

Renewal commissions on accident and health business in 2004 decreased 10.6% to $34,708, compared to $38,802 in 2003 due to the decrease in renewal accident and health premiums and a reduction in the percentage of renewal premiums paid in the form of renewal commissions. The ratio of renewal accident and health commissions to renewal accident and health premiums was 11.3% in 2004 and 12.5% in 2003. We have implemented premium rate increases on a majority of policies written prior to December 31, 2002. We do not pay commissions on the additional premium collected as a result of a premium rate increase, which reduces the ratio of renewal commissions to renewal premium revenue. We anticipate that this ratio will continue to decline until all premium rate increases are fully implemented.

Net policy acquisition costs amortized. The net deferred policy acquisition costs amortized in 2004 increased to $11,578, compared to $10,243 in 2003.

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

The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. However, the level of new premium sales during the 2004 and 2003 periods produced less expense deferral than needed to offset amortized costs.

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

Litigation Accrual Expense. During 2004, we accrued $3,000 for the anticipated resolution of two lawsuits related to the sale of long-term policies. In addition, we accrued $1,150 related to the settlement of a separate lawsuit. (See Item 3 – “Legal Proceedings” for details.)

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

The $10,000 of convertible subordinated notes issued in November of 2004, were issued when the price of our common stock was $7.48 per share. Because this price exceeded the conversion price of $7.00 per share, we recorded additional interest expense of $686 in 2004.

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

Our cash increased $4,947 in 2005 primarily due to $7,133 from operations, the receipt of $972,656 from the commutation of the 2001 Centre Agreement and the sale of $192,008 of bonds. The major source of cash from operations was premiums received. Cash decreased in 2005 primarily due to the purchase of $1,158,625 in bonds.

Our cash increased $2,488 in 2004 primarily due to $26,000 in additional funds generated from the issuance of convertible subordinated debt. This was supplemented by $30,076 from operations and the sale of $34,177 of bonds. The major source of cash from operations was premium received. Cash decreased in 2004 primarily due to payments made to our reinsurer of $43,354 and the purchase of $51,469 in bonds.

We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. As of December 31, 2005, shareholders’ equity was decreased by $15,920 due to unrealized losses of $24,616 in the investment portfolio. As of December 31, 2004, shareholders’ equity was increased by $147 due to unrealized gains of $226 in the investment portfolio.

The maturities of our principal contractual cash obligations at December 31, 2005, are as follows (amounts in thousands):

	2006	2007	2008	2009	2010	thereafter	Total
On Balance Sheet:
Pension and post-retirement benefits	$ 114	$ 112	$ 110	$ 107	$ 102	$ 457	$ 1,002
Capital lease obligations	2,400	849	99	-	-	-	3,348
Insurance liabilities (1)	196,732	188,040	173,500	163,005	157,408	4,284,699	5,163,384
Off-Balance Sheet:
Operating leases	507	411	227	156	26	-	1,327
Vendor contracts	1,449	647	104	43	43	-	2,286
Total	$201,202	$190,059	$174,040	$163,311	$157,579	$4,285,156	$ 5,171,347
(1)

Insurance liabilities consist of future policy benefits and unpaid claims and claim expenses relating to the Company’s insurance products.  Substantially all of the amounts contained in this table with respect to such liabilities consist of estimates by the Company’s management based on various actuarial and other assumptions relating to morbidity, mortality and persistency.  In accordance with GAAP, a substantial portion of such liabilities are carried on a discounted basis on the consolidated balance sheet, however, the amounts contained in the table are presented on an undiscounted basis.  The actual payments relating to these liabilities will differ, both in amount and timing, from indicated in the table.

Parent Company Operations

(amounts in thousands)

Cash flow needs of the Parent Company primarily include operating expenses. The funding is primarily derived from the operating cash flow of our agency subsidiary operations and dividends from the insurance subsidiaries. However, the dividend capabilities of the insurance subsidiaries are limited and we may need to rely upon the dividend capabilities of our agency subsidiaries to meet current liquidity needs.

We have historically engaged in financing activities, including issuance of debt securities to fund our liquidity and subsidiary capital needs. We did not engage in financing activities in 2005 or 2006. In the first and third quarters of 2004, we issued an additional $16,000 and $10,000, respectively in Notes. We used the proceeds to supplement parent liquidity, for general working capital purposes and to further supplement our subsidiaries’ statutory surplus. All notes have been converted to common shares as of December 31, 2005.

Our cash needs for 2007 at the Parent Company are approximately $1,200, which are needed for operating expenses. We have approximately $1,300 of cash and investments at the Parent Company and approximately $3,100 of cash and investments at our agency subsidiaries to fund these expenses. In addition we believe that we will have available approximately $2,000 of additional funds available based on projections of net income at our agency subsidiaries.

We have never paid and do not anticipate paying any dividends from the Parent Company to our shareholders in the foreseeable future due to restrictions on the ability of our insurance subsidiaries to pay dividends to the Parent Company.

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

States also restrict the dividends our insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of our insurance company subsidiaries, computed according to statutory formulae. Under the insurance laws of Pennsylvania, New York and Florida, where our insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania law, our Pennsylvania insurance subsidiaries (including our primary insurance subsidiary) must give the Department at least 30 days’ advance notice of any proposed “extraordinary dividend” and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company’s surplus as shown on the company’s last annual statement filed with Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves.

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

Under Florida law, our Florida insurance subsidiary (Southern Security Life Insurance Company), the purchase of which remains subject to regulatory approval, must give the Florida Department of Insurance Regulation 30 days’ advance notice of any proposed “extraordinary dividend” or any other “extraordinary distribution” to our shareholders and cannot pay such a dividend or distribution if the regulator disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend or extraordinary distribution is any dividend or distribution that exceeds the greater of (i) the lesser of 10% of the insurance company’s surplus or net gain from operations, not including realized capital gains; (ii) 10% of surplus, with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; or (iii) the lesser of 10% of surplus or net investment income (net gain before capital gains) plus a 2 year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; but shall not include prorata distributions of any class of our Florida insurance subsidiary’s own securities.

PTNA and ANIC have not paid any dividends to Penn Treaty in 2004, 2005 or 2006 and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. However, our New York subsidiary is not subject to the Plan and in March 2002 we received a dividend from our New York subsidiary of $651,000. The New York subsidiary has not paid any dividends in 2004, 2005 or 2006. Southern Security Life Insurance Company has not paid any dividends to Penn Treaty in 2004, 2005 or 2006.

New Accounting Principles

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R (“SFAS 123R”) “Share-Based Payment”. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. We have adopted the provisions of SFAS 123R on January 1, 2006, but have not yet determined the impact on our financial position or results of operations.

In June of 2006, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No, 06-5 “Accounting for Purchases of Life Insurance – Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 relates to accounting for corporate-owned life insurance (“COLI”). We own a COLI policy, which is utilized to fund the future payment of employee benefit expenses. The EITF reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The EITF also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. We have not yet determined if the adoption of EITF 06-5 will have an impact on our financial statements or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. We currently are evaluating the impact of adopting FIN 48.

In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides an option to report selected financial assets and liabilities, including insurance contracts, at fair value. SFAS No. 159 can be adopted January 1, 2007 so long as the decision to adopt is made within 120 days of the beginning of the fiscal year of adoption. We would need to make this decision by April 30, 2007. We are in the process of evaluating this decision and do not yet know the impact of adopting SFAS No. 159.

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. We have elected to adopt SAB No. 108 early, and it is therefore effective for our financial statements for the year ended December 31, 2005.

SAB No. 108 permits companies to initially apply its provision either by (1) restating prior financial statements or (2) recording the cumulative effect of initially applying the methodology for quantifying errors described in SAB No. 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2005 with an offsetting adjustment recorded to the opening balance of retained earnings. We have elected to record the effects of applying SAB No. 108 using the cumulative effect transition method. The following table summarizes the effects of applying the guidance in SAB No. 108:

	Cumulative prior to January 1, 2003	Year Ended December 31,		Adjustment Recorded as of January 1,
		2003	2004	2005
Accounts payable and other liabilities	$1,440	$393	$485	$2,318
Federal income taxes receivable or payable	(503)	(138)	(170)	(811)
Impact on net income	$937	$255	$315
Retained earnings				$1,507

As of January 1, 2005, we discovered errors related to prior period financial statements for the years 1999-2004 that on a cumulative basis total $2,318 on a pre-tax basis and $1,507 net of federal income taxes. The entire amount relates to return of premium benefits that should have been paid to policyholders in prior years but due to an error in our process of identifying which policyholders should be paid, not all of the policyholders were properly identified. This process has been corrected for 2005. Although these individual errors are immaterial to the prior periods, the cumulative amount is material to the 2005 financial statements because of the adoption of SAB No. 108 mentioned above.

Forward Looking Statements

Certain statements made by us in this report may be considered forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results of our operations will not differ materially from our expectations. An investment in our securities includes certain risks, which may be specific to us or to the long-term care insurance industry. Factors which could cause actual results to differ from expectations include, among others, our ability to comply with the Corrective Action Plan, the Florida Consent Order, the orders or directives of other states in which we do business or any special provisions imposed by states in connection with the resumption of writing new business, our ability to commute our reinsurance agreement and to recapture our reinsured policies, whether our Corrective Action Plan will be accepted and approved by all states, our ability to secure premium rate increases, our ability to meet our future risk-based capital goals, the adverse financial impact of suspending new business sales, our ability to raise adequate capital to meet regulatory requirements and to support anticipated growth, the cost associated with recommencing new business sales, liquidity needs and debt obligations, the adequacy of our loss reserves and the recoverability of our DAC asset, our ability to sell insurance products in certain states, our ability to resume generating new business in all states, our ability to comply with government regulations and the requirements which may be imposed by state regulators as a result of our capital and surplus levels, the ability of senior citizens to purchase our products in light of the increasing costs of health care, our ability to defend ourselves against adverse litigation, the results of the SEC review of our request related to prospective unlocking of future policyholder benefits and our ability to recapture, expand and retain our network of productive independent agents, especially in light of the suspension of new business.

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

We urge caution in evaluating overall market risk from the information below. Actual results could differ materially because the information was developed using estimates and assumptions as described below, and because insurance liabilities and reinsurance receivables are excluded in the hypothetical effects (insurance liabilities represent 95.3% of total liabilities).

The hypothetical effects of changes in market rates or prices on the fair values of our financial instruments as of December 31, 2005, excluding insurance liabilities and reinsurance receivables on unpaid losses because such insurance related assets and liabilities are not carried at fair value, would have been as follows:

If interest rates had increased by 100 basis points at December 31, 2005, there would have been a decrease of approximately $122 million in the net fair value of our investment portfolio. A 200 basis point increase in market rates at December 31, 2005 would have resulted in a decrease of approximately $206 million in the net fair value. If interest rates had decreased by 100 basis points, there would have been a net increase of approximately $90 million in the net fair value of our total investments.

If interest rates had increased by 100 basis points at December 31, 2004, there would have been a decrease of approximately $116 million in the net fair value of our investment portfolio (including our notional experience account) less our long-term debt. A 200 basis point increase in market rates at December 31, 2004 would have resulted in a decrease of approximately $217 million in the net fair value. If interest rates had decreased by 100 basis points, there would have been a net increase of approximately $133 million in the net fair value of our total investments and debt.

We hold certain mortgage and asset backed securities as part of our investment portfolio. The fair value of these instruments may react in a convex or non-linear fashion when subjected to interest rate increases or decreases. The anticipated cash flows of these instruments may differ from expectations in changing interest rate environments, resulting in duration drift or a varying nature of predicted time-weighted present values of cash flows. The result of unpredicted cash flows from these investments could cause the above hypothetical estimates to change. We evaluate the impact of changing market interest rates upon these instruments and model the expected impact of changing market rates, duration and convexity in our estimates.

Item 8.	Financial Statements and Supplementary Data

Refer to Consolidated Financial Statements and notes thereto attached to this report.

62

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm for 2005	F-2

Report of Independent Registered Public Account Firm for 2004	F-3

Financial Statements:

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F-7

Notes to Consolidated Financial Statements	F-8

Financial Pages (F)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penn Treaty American Corporation

Allentown, PA

We have audited the accompanying consolidated balance sheet of Penn Treaty American Corporation and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn Treaty American Corporation at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of quantifying the effects of misstatements in 2005 as a result of adopting Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Penn Treaty American Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 23, 2007 expressed an adverse opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Philadelphia, PA

March 23, 2007

Financial Pages (F)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Penn Treaty American Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows for each of the two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of Penn Treaty American Corporation and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

April 29, 2005

Financial Pages (F)

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except per share information)

	December 31,	December 31,
	2005	2004
ASSETS
Investments:
Bonds, available for sale at market (cost of $1,024,545 and $58,945, respectively) (1)	$ 1,000,053	$ 59,171
Policy loans	356	338
Total investments	1,000,409	59,509
Cash and cash equivalents (1)	20,243	15,296
Property and equipment, at cost, less accumulated depreciation of
$12,521 and $10,727, respectively	17,477	16,925
Unamortized deferred policy acquisition costs	143,700	149,180
Receivables from agents, less allowance for
uncollectible amounts of $350 and $474, respectively	643	1,007
Accrued investment income	11,235	888
Goodwill	6,985	6,985
Receivable from reinsurers	30,032	23,418
Corporate owned life insurance	51,395	51,228
Notional experience account due from reinsurer	-	901,368
Other assets	10,361	18,873
Total assets	$ 1,292,480	$ 1,244,677

LIABILITIES
Policy reserves:
Accident and health	$ 618,128	$ 568,928
Life	12,656	12,947
Claim reserves	363,059	324,138
Federal income tax payable	2,605	545
Accounts payable and other liabilities	35,796	24,590
Preferred interest on early conversion	-	1,403
Long-term debt, less discount of $0 and $1,426, respectively	-	85,167
Deferred income taxes	5,306	29,589
Total liabilities	1,037,550	1,047,307
Commitments and contingencies (Note 14)	-	-

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 1,250 shares authorized, none outstanding (2)	-	-
Common stock, par value $.10; 37,500 shares authorized,
23,502 and 11,023 shares issued, respectively (2)	2,350	1,102
Additional paid-in capital (2)	226,922	140,595
Accumulated other comprehensive (loss) income	(15,920)	147
Retained earnings	48,283	62,231
	261,635	204,075
Less 229 common shares held in treasury, at cost (2)	(6,705)	(6,705)
Total shareholders' equity	254,930	197,370
Total liabilities and shareholders' equity	$ 1,292,480	$ 1,244,677

(1) Cash and investments of $955,543 and $31,497, are restricted as to use as of December 31, 2005 and 2004, respectively (See Note 4).
(2) 2004 adjusted to reflect impact of reverse stock split (See Note 2).
See accompanying notes to consolidated financial statements.

Financial Pages (F)

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
for the Years Ended December 31, 2005, 2004 and 2003
(amounts in thousands, except per share information)

	2005	2004	2003
Revenues:
Premium revenue	$ 309,516	$ 319,885	$ 321,946
Net investment income	50,833	46,839	43,273
Net realized capital (losses) gains	(1,134)	167	237
Market gain (loss) on notional experience account	48,799	39,749	(9,494)
Change in preferred interest on early conversion liability	1,403	2,237	(981)
Other income	8,847	5,864	9,082
	418,264	414,741	364,063
Benefits and expenses:
Benefits to policyholders	287,188	232,698	247,822
Commissions	38,121	39,115	40,800
Net policy acquisition costs amortized	5,480	11,578	10,243
General and administrative expense	60,185	52,970	58,588
Impairment of goodwill	-	13,376	-
Litigation accrual expense	1,437	4,150	-
Loss due to impairment of property and equipment	2,337	-	522
Commutation expense	18,300	-	-
Reinsurance warrant expense	7,267	-	-
Expense and risk charges on reinsurance	11,708	11,230	11,073
Excise tax expense	749	2,969	3,065
Interest expense	6,567	10,443	8,112
	439,339	378,529	380,225
(Loss) income before federal income taxes and	(21,075)	36,212	(16,162)
cumulative effect of change in accounting principle
Federal income tax benefit (provision)	8,634	(15,676)	2,992
Net (loss) income before cumulative effect of change	(12,441)	20,536	(13,170)
in accounting principle
Cumulative effect of change in accounting principle	(1,507)	-	-
Net (loss) income	$ (13,948)	$ 20.536	$ (13,170)
Other comprehensive (loss) income:
Unrealized holding loss arising during period	(25,852)	(527)	(522)
Income tax benefit from unrealized holdings	9,048	185	184
Reclassification of losses (gains) included in net income	1,134	(167)	(237)
Income tax (benefit) provision from reclassification	(397)	58	83
Comprehensive (loss) income	$ (30,015)	$ 20,085	$ (13,662)

Basic earnings per share from net (loss) income before cumulative
effect of change in accounting principle (1)	$ (0.85)	$ 2.16	$ (2.52)
Basic earning per share from net (loss) income	$ (0.96)	$ 2.16	$ (2.52)
Diluted earnings per share from net (loss) income before cumulative
effect of change in accounting principle (1)	$ (0.85)	$ 1.20	$ (2.52)
Diluted earnings per share from net (loss) income (1)	$ (0.96)	$ 1.20	$ (2.52)
Weighted average number of shares outstanding (1)	14,569	9,430	5,243
Weighted average number of shares and share equivalents (1)	14,569	21,577	5,243

(1) 2004 and 2003 adjusted to reflect impact of reverse stock split (See Note 2).
See accompanying notes to consolidated financial statements.

Financial Pages (F)

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
for the Years Ended December 31, 2005, 2004 and 2003
(amounts in thousands)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Equity

Balance, December 31, 2002 (1)	5,085	$ 508	$ 98,584	$ 1,090	$ 54,865	$ (6,705)	$ 148,342
Net loss	-	-	-	-	(13,170)	-	(13,170)
Change in unrealized gain	-	-	-	(492)	-	-	(492)
Shares issued as compensation	30	3	206	-	-	-	209
for services (1)
Shares issued for conversion and	1,296	130	9,060	-	-	-	9,190
interest (1)
Balance, December 31, 2003 (1)	6,411	641	107,850	598	41,695	(6,705)	144,079

Net income	-	-	-	-	20,536	-	20,536
Change in unrealized gain	-	-	-	(451)	-	-	(451)
Shares issued as compensation	25	2	211	-	-	-	213
for services (1)
Interest expense for debt issued	-	-	686	-	-	-	686
with beneficial conversion
feature
Shares issued for conversion and	4,587	459	31,848	-	-	-	32,307
interest (1)
Balance, December 31, 2004 (1)	11,023	1,102	140,595	147	62,231	(6,705)	197,370

Net loss	-	-	-	-	(13,948)	-	(13,948)
Change in unrealized gain	-	-	-	(16,067)	-	-	(16,067)
Shares issued as compensation	27	3	241	-	-	-	244
for services
Shares issued for employee	13	1	81	-	-	-	82
options
Shares issued for conversion and	12,439	1,244	86,005	-	-	-	87,249
interest
Balance, December 31, 2005	23,502	$ 2,350	$ 226,922	$ (15,920)	$ 48,283	$ (6,705)	$ 254,930

(1) Adjusted to reflect impact of reverse stock split (See Note 2).

See accompanying notes to consolidated financial statements.

Financial Pages (F)

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2005, 2004 and 2003
(amounts in thousands)

	2005	2004	2003
Net cash flow from operating activities:
Net income (loss)	$ (13,948)	$ 20,536	$ (13,170)
Adjustments to reconcile net (loss) income to cash
provided by operations:
Depreciation and amortization expense	8,492	6,461	5,540
Change in preferred interest on early conversion liability	(1,403)	(2,237)	981
Impairment of long-lived assets	2,337	-	522
Net realized capital gains	1,134	(167)	(237)
Realized gain on disposal of property and equipment	(340)	-	-
Notional experience account due from reinsurer	(59,365)	(73,236)	(17,686)
Investment credit on corporate owned life insurance	(375)	(321)	(2,036)
Impairment of goodwill	-	13,376	-
Equity issued for interest expense from long-term debt conversions	655	2,809	1,069
Increase (decrease) due to change in:
Policy acquisition costs, net	5,480	11,578	10,243
Receivables from agents	489	330	(38)
Federal income taxes payable	2,060	545	-
Accrued investment income	(10,347)	(284)	(190)
Receivable from reinsurers	(5,993)	122	3,123
Policy reserves	48,288	50,797	43,598
Claim reserves	38,921	(16,843)	11,037
Accounts payable and other liabilities	7,805	2,843	2,888
Deferred income taxes	(15,631)	14,101	(3,427)
Other, net	(1,126)	(334)	(2,147)
Cash provided by operations	7,133	30,076	40,070
Cash flow from investing activities:
Proceeds from sales of bonds	192,008	34,177	38,987
Maturities of investments	4,624	960	4,277
Purchases of bonds	(1,158,625)	(51,469)	(59,817)
Proceeds from commutation	972,656	-	-
Change in policy loans	(18)	(50)	(50)
Death benefits received from corporate owned life insurance	-	8,564	-
Deposits to notional experience account due from reinsurer	(11,923)	(43,354)	(58,110)
Proceeds from sale of property and equipment	5,232	308	-
Acquisition of property and equipment	(5,067)	(2,724)	(3,726)
Cash used in investing	(1,113)	(53,588)	(78,439)
Cash flow from financing activities:
Proceeds from exercise of stock options	82	-	-
Issuance of long-term debt	-	26,000	32,421
Sale leaseback payments	(1,155)	-	-
Repayments of long-term debt	-	-	(10,450)
Cash (used in) provided by financing	(1,073)	26,000	21,971
Increase (decrease) in cash and cash equivalents	4,947	2,488	(16,398)
Cash balances:
Beginning of period	15,296	12,808	29,206
End of period (1)	$ 20,243	$ 15,296	$ 12,808

Non-cash transactions:
Equity issued for long-term debt conversions and related interest	$ 87,249	$ 29,499	$ 8,122
Equity issued as compensation for services performed by third parties	244	213	209
Exchange of long-term debt	-	-	3,450

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ 4,933	$ 5,393	$ 5,751
Cash (paid) received during the year for federal income taxes	(4,126)	(1,055)	431

(1) Includes $12,294 of cash and cash equivalents restricted as to use.

Financial Pages (F)

See accompanying notes to consolidated financial statements.

Financial Pages (F)

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

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The Company’s principal estimates include:

•	Bonds, available for sale
•	Unamortized deferred policy acquisition costs
•	Goodwill
•	Notional experience account due from reinsurer
•	Policy reserves
•	Claim reserves
•	The valuation allowance for deferred income taxes
•	Preferred interest on early conversion
•	Commitments and contingencies

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

The Company is licensed in all states and receives renewal premiums from policyholders, but is currently restricted from issuing new policies in six states. The Company is approved for sales in Florida, California and Pennsylvania (subject to Corrective Action Plans or Letter Agreements), which accounted for approximately 16%, 14% and 11%, respectively, of the Company’s direct premium revenue for the year ended December 31, 2005. No other state’s sales accounted for more than 10% of the Company’s direct premium revenue for the year ended December 31, 2005.

2.	Reverse Stock Split:

A one-for-four reverse stock split for current holders of the Company’s common stock became effective July 11, 2005. The financial statements and notes related to the years ended December 31, 2004 and 2003 have been restated to reflect the impact of the reverse stock split.

Financial Pages (F)

3.	Summary of Significant and New Accounting Policies:

Bonds:

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

The Company is subject to interest rate and credit risk to the extent that its investment portfolio cash flows are not matched to its insurance liabilities. The Company does not match the duration of assets and liabilities, which could subject it to interest rate risk from the investment of new cash flows that are inadequate to meet our future claims payments. In addition, the Company is limited by the Corrective Action Plan with the Pennsylvania Insurance Department as to the types of new investments that it may purchase. The Company is also limited by its statutory surplus in terms of the level of realized loss it can incur in order to sell existing assets and purchase new investments. This could, and has, limited its ability to realign the duration of its investment portfolio and to maximize its investment yield.

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

Unamortized Deferred Policy Acquisition Costs (“DAC”):

The costs primarily related to and varying with the acquisition of new business, principally commissions, underwriting and policy issue expenses, have been deferred. These deferred costs are amortized over the related

Financial Pages (F)

premium-paying periods utilizing the same projected premium assumptions, related to persistency, used in computing reserves for future policy benefits.

The Company regularly assesses the recoverability of DAC through actuarial analysis. To determine recoverability, the present value of future premiums less future costs and claims are added to current reserve balances. If this amount is greater than current DAC, the unamortized amount is deemed recoverable. The Company utilizes its most recent assumptions in the recoverability calculation including an assumption for premium rate increases. If premium rate increases are not approved, the Company will expense, as impaired, the attributed portion of the DAC in the current period. If the Company concludes that DAC is impaired, the Company will record an impairment loss and a reduction in the DAC. In the event of an impairment, the Company will also utilize its most recent assumptions for policy reserves and DAC to reflect current experience (referred to as “unlocking”) going forward. The primary assumptions include persistency, morbidity (claims expectations), investment yields, expenses and premium rate increases. Recoverability of DAC is highly dependent upon the Company’s ability to obtain future premium rate increases. While the Company has been successful in obtaining premium rate increases on existing policies in the past, the ability to obtain these increases is subject to regulatory approval, and is not guaranteed. Management believes the current assumptions and other considerations used to estimate and evaluate the recoverability of DAC are appropriate.

The significant assumptions utilized in the DAC recoverability analysis that differ from the current assumptions for policy reserves and DAC include:

•	An investment income rate of 5.01% initially, grading to the 5.45% for newly investable funds by 2027.
•

An estimate that claims expense will improve beyond the assumptions utilized in the locked-in estimates due to the expected results from recently implemented and future planned improvements to claims adjudication procedures.

•

Recognition of actual premium rate increases achieved as well as an estimate related to premium rate increases that the Company began filing in November of 2006.  The assumption is that most of these premium rate increases will be implemented beginning in the second half of 2007 through the end of 2008, although the Company also assumes that some of the premium rate increases will be implemented in 2009 and 2010.  There is also an assumption related to an increased number of people lapsing due to the premium rate increases and therefore an assumption related to anti-selection as a result of the premium rate increases.  Anti-selection is the lapsation of policies held by healthier policyholders, leading to a higher expected ratio of claims to premiums in future periods.

•	Mortality assumptions based on a study completed in September 2005 which measured the Company’s actual mortality experience, considering underwriting class as well as age and gender.
•	Voluntary lapse rates based on a new study completed in November of 2006, which indicate that policies are lapsing at a slower rate than the Company previously assumed
•	Consideration of the terms and expected recapture timing of the Imagine Agreement.

The premium rate increases the Company is filing vary by the policy type, benefit period, underwriting class and the age of the policyholder. The aggregate average increase is approximately 34%, although the policy forms for which the Company has filed premium rate increase requests have an average increase ranging from 3.2% to 99.1%. The timing of state approvals for premium rate increases varies. Some states will approve the amount we filed within 3 to 4 months of the receipt of the filing while other states will take up to a year and may only approve a portion of the amount the Company filed. In those situations, the Company will file for additional premium rate increases as soon as practicable in order to obtain the remaining portion of the premium rate increase, so long as it is still actuarially justified. Therefore, to implement 100% of the premium rate increases may take as long as 3 or 4 years. The Company has received approval from one state for one of its policy forms in that state as of the date of the filing of these financial statements.

Long-term care insurance has fixed annual premiums that can be adjusted only upon approval of the insurance departments of the states where the premiums were written. The process for filing for premium rate increases

Financial Pages (F)

requires us to demonstrate to the insurance department that expected claims experience is anticipated to exceed original assumptions. The approval of premium rate increases is at the discretion of the insurance department.

The Company bases its premium rate increase assumptions on its past experience and its expectations of the amounts of actual premium rate increases that it will be able to achieve. If the Company is unsuccessful in obtaining the assumed level of premium rate increases, it could recognize an impairment in the future, which could have a material adverse effect on the Company’s financial condition and results of operations.

Changes in one or a combination of these assumptions can produce significant volatility in the recoverability of DAC.

Receivables from agents:

Receivables from agents represent balances accumulated by agents due to either commission amounts that are advanced, or premiums that are submitted net of commission amounts due prior to the policy being issued, which may be declined and therefore the balance is due to the Company. These amounts are typically collected by reducing future commission payments to the agents. The Company regularly reviews these balances to determine if amounts are collectible and records an allowance for any amounts the Company believes are not collectible.

Goodwill:

The goodwill on the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004 relates to the purchase of the Company’s insurance agencies, UIG and NISHD. The Company tests for impairment of goodwill on an annual basis unless an event occurs or circumstances change that would more likely than not indicate that an impairment has occurred. The Company tested for impairment on a quarterly basis during 2004 due to declining sales and recorded an impairment of $13,376 in the fourth quarter of 2004. There was no impairment for the year ended December 31, 2005.

The test is done at a reporting unit level. UIG and NISHD are combined to form a reporting unit. UIG and NISHD are both insurance agencies that sell senior market insurance products, and therefore have similar economic characteristics.

Receivable from reinsurers:

Premium revenue, benefits, and operating expenses are reported net of the amounts relating to reinsurance ceded to other companies. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies.

The Company applies deposit accounting for reinsurance agreements that do not meet the risk transfer criteria in Statement of Financial Accounting Standards No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”

Deposit accounting for reinsurance agreements:

Effective June 30, 2005, the Company entered into an agreement to reinsure, on a 100% quota share basis, substantially all of its long-term care insurance policies in-force as of December 31, 2001 with Imagine International Reinsurance Limited (the “Imagine Agreement”). This agreement does not qualify for reinsurance treatment in accordance with GAAP because it does not result in the reasonable probability that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including an experience refund provision, expense and risk charges due to the reinsurer that escalate over the life of the agreement and an aggregate limit of liability. Therefore, the agreement is being accounted for in accordance with deposit accounting for reinsurance contracts. However, the agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules, which requires a reinsurance agreement to transfer risk to the reinsurer, but does not require the reasonable probability of a significant loss required under GAAP.

Financial Pages (F)

Effective October 1, 2005, the Company entered into an agreement to reinsure, on a 75% quota share basis, its long-term care insurance policies issued between October 1, 2005 and September 30, 2006 with Imagine International Reinsurance Limited (the “2005 Imagine Agreement”). This agreement has been extended through September 30, 2007. This agreement does not qualify for reinsurance treatment in accordance with GAAP because it does not result in the reasonable probability that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including an experience refund provision, expense and risk charges due to the reinsurer that escalate over the life of the agreement and an aggregate limit of liability. Therefore, the agreement is being accounted for in accordance with deposit accounting for reinsurance contracts. However, the agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules, which requires a reinsurance agreement to transfer risk to the reinsurer, but does not require the reasonable probability of a significant loss required under GAAP.

Corporate Owned Life Insurance:

The Company purchased corporate owned life insurance (“COLI”) to fund the future payment of employee benefit expenses. The Company has purchased $50,000 of COLI. No additional purchases were made in 2005 or 2004. The COLI, which is invested in investment grade corporate bonds and equity indexes, is recorded at cash surrender value. Increases in the cash surrender value are recorded as other income. When a covered employee dies, the Company receives cash equal to the death benefit. No income or expense is recorded as a result.

Notional Experience Account Due From Reinsurer:

The 2001 reinsurance agreement with Centre Solutions (Bermuda) Limited (“Centre”) (as described in Note 15) included a provision for the maintenance of a notional experience account for the Company’s benefit in the event of future commutation of the agreement. This agreement was commuted on May 24, 2005, at which time the investments held in the notional experience account were transferred back to the Company.

The initial premium and future cash flows from the reinsured policies, less claims payments, ceding commissions, risk charges and certain other charges, was credited to a notional experience account, which was held by the reinsurer for the Company’s benefit in the event of commutation and recapture. The notional experience account balance received an investment credit based upon the total return from a series of benchmark indices and derivative hedges that were intended to match the duration of the reserve liability.

The notional experience account represented a hybrid instrument, containing both a fixed debt host contract and an embedded derivative. The economic characteristics and risks of the embedded derivative instrument were not clearly and closely related to the economic characteristics and risks of the fixed debt host contract. In accordance with SFAS No. 133, the Company accounted for the investment credit received on the notional experience account as follows:

•

The fixed debt host yielded a fixed return based on the yield to maturity of the underlying benchmark indices. The return on the fixed debt host was reported as investment income in the Consolidated Statement of Income and Comprehensive Income.

•

The change in fair value of the embedded derivative represented the percentage change in the underlying indices applied to the notional experience account, similar to that of an unrealized gain/loss on a bond. The change in the fair value of the embedded derivative was reported as a market (loss) gain on the notional experience account in the Consolidated Statement of Income and Comprehensive Income.

The benchmark indices were comprised of US treasury strips, agencies and investment grade corporate bonds, with weightings of approximately 25%, 15% and 60%, respectively, and had a duration of approximately 14 years. The hybrid instrument subjected the Company to significant volatility as the estimated value of the embedded derivative was highly sensitive to changes in interest rates.

Financial Pages (F)

Other Assets:

Other assets consist primarily of deferred reinsurance premiums, premiums due but not yet collected, deferred offering costs, prepaid assets, receivables due to our agency subsidiaries from other insurance companies, and a deposit account related to a reinsurance agreement.

The deferred reinsurance premium for 2005 represents the initial expense and risk charge paid to Imagine International Reinsurance Limited, which is being amortized over 42 months, the estimated life of the agreement. For the year ended December 31, 2004, the deferred reinsurance premiums represented the warrants granted as part of entering into the reinsurance agreement with Centre. The warrants were part of the consideration for the reinsurance contract and were recognized as reinsurance premiums over the anticipated life of the contract, which was six years. Because the reinsurance agreement was commuted May 24, 2005, the warrants were fully expensed as part of the commutation and there in no balance related to the warrants at December 31, 2005.

Premiums due but not collected are recorded as premium revenue when due.

Deferred offering costs were amortized on a straight-line basis over the maturity period of the related convertible debt, which was due to mature in 2008. A pro-rata portion was expensed at the time of any early conversions. There in no deferred offering cost balance remaining at December 31, 2005 as they were fully expensed due to the conversion of the convertible debt in November, 2005.

Prepaid assets are expensed over the period to which the related services are provided.

UIG and NISHD record receivables for amounts due from other insurance companies related to the sale of the other companies’ insurance products.

The deposit account related to a 50% quota share reinsurance agreement for policies issued between January 1, 2002 and July 31, 2004, with Centre. The net cash flows relating to premiums paid to the reinsurer, claim payments collected from the reinsurer, investment income earned on the cash flows, less a finance charge were recoded to the deposit account. This agreement was commuted in January 2005 and the assets in the deposit account were transferred back to the Company, therefore there is no amount recorded on the Company’s balance sheet related to the deposit account at December 31, 2005.

Policy Reserves and Claim Reserves:

There are two components to the Company’s policyholder liabilities. The first is a policy reserve for future policy benefits and the second is a claim reserve for incurred claims, either reported or unreported.

Policy Reserves —

The policy reserve liability is determined using the present value of estimated future policy benefits to be paid to, or on behalf of policyholders, less the present value of estimated future premiums to be collected from policyholders, including anticipated premium rate increases. This liability is recognized concurrent with and as a portion of premium revenue. Policy reserves are computed based on assumptions, including estimates of expected investment yield, mortality, morbidity (claims expectations), persistency and expenses, applicable at the time insurance contracts are effective. The assumptions utilized to determine the policy reserves are established at year of policy issuance and are “locked in” for the future development of reserves (See “Unamortized Deferred Policy Acquisition Costs”). Also see Note 8 for a description of the significant assumptions utilized in establishing the policy reserves.

Claim Reserves –

The liability for claim reserves represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of (a) claims that have been reported

Financial Pages (F)

to the insurer, (b) claims related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated, and (c) claim adjustment expenses. Claim adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process, and adjust claims. The Company discounts all claims, which involve fixed periodic payments extending beyond one year. See Note 8 for a description of the significant assumptions utilized in establishing the claim reserves.

The Company considers the liability for claim reserves provided to be satisfactory to cover the losses that have occurred. The Company monitors actual experience, and where circumstances warrant, will revise its assumptions. The methods of determining such estimates and establishing the reserves are reviewed continuously and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses greater or less than the liability for claim reserves.

Accounts Payable and Other Liabilities:

Accounts payable and other liabilities consist primarily of amounts payable to agents, reinsurers and vendors, accrued post retirement benefits, as well as deferred income items.

Preferred Interest on Early Conversion:

Holders of the 2008 Notes (as described in Note 9) were entitled to convert their notes into shares of common stock before October 2005 and receive a discounted amount of interest that they would have otherwise received until that date. This feature was an embedded derivative as defined in Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This embedded derivative was not clearly and closely related to the host contract, the convertible subordinated notes, because it could at least double the investor’s initial rate of return on the host contract and could also result in a rate of return that is at least twice what otherwise would be the market return for a contract that has the same terms as the host contract and that involves a debtor with a similar credit quality.

The Company had valued and bifurcated the embedded derivative from the host contract. At each balance sheet date, the embedded derivative was recorded at fair value, with any change in fair value recognized in current operations. The fair value of the embedded derivative was determined based on a number of assumptions including the liquidity and volatility of the Company’s common stock. The amount of time remaining between the date of early conversion and October 15, 2005 also had a significant impact on the fair value of the embedded derivative. As the date got closer to October 15, 2005, the amount of interest to be paid at the time of early conversion was reduced. The 2008 Notes were all converted to shares of common stock in November, 2005, therefore there is no amount recorded for preferred interest on early conversion at December 31, 2005.

Long-Term Debt:

Long-term debt was carried at face value less the remaining related unamortized discount. The discount on long-term debt was equal to the fair value of the preferred interest on early conversion at the time of issuance. The discount was recorded as interest expense over the maturity of the long-term debt, which was 2008, using the effective interest method. A pro-rata portion of the discount was charged immediately to interest expense at the time of any early conversion.

Income Taxes:

Income taxes consist of amounts currently due plus deferred tax expense or benefits. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax bases of the Company’s assets and liabilities. Such temporary differences are primarily due to the difference in allowable deductions for deferred acquisition costs, the deposit accounting for the Company’s 2001 Centre Agreement and Imagine Agreements, the warrants issued as compensation for the 2001 Centre Agreement and tax benefits of net operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

Financial Pages (F)

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

Excise Taxes:

The Company paid excise taxes related to its previous reinsurance agreements with Centre. The amount recorded each year was equal to one percent of the premiums ceded to the reinsurer. The Company does not pay any excise taxes related to its reinsurance agreement with Imagine.

Segment Reporting:

The Company does not have any operating segments that meet the quantitative thresholds of FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information” and therefore does not disclose information about its operating segments.

Earnings per Share:

A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation follows. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects are not included. As such, the Company has not included securities of 159, 4,286 and 16,565 for 2005, 2004 and 2003, respectively, which could potentially dilute basic earnings per share in the future.

	For the Periods Ended December 31,
	2005	2004	2003
Net (loss) income before cumulative effect of change in
accounting principle	$ (12,441)	$20,536	$ (13,170)
Weighted average common shares outstanding (2)	14,569	9,430	5,243
Basic earning per share from net (loss) income before
cumulative effect of change in accounting principle (2)	$ (0.85)	$ 2.16	$ (2.52)
Net (loss) income before cumulative effect of change in
accounting principle	$ (12,441)	$20,536	$ (13,170)
Cumulative effect of change in accounting principle	(1,507)	-	-
Net (loss) income	$ (13,948)	$20,536	$ (13,170)
Basic earnings per share from net (loss) income (2)	$ (0.96)	$ 2.16	$ (2.52)
Adjustments net of tax:
Interest expense on convertible debts (1)	$ -	$ 6,514	$ -
Amortization of debt offering costs (1)	-	607	-
Gain on preferred interest (1)	-	(1,454)	-
Diluted net (loss) income before cumulative effect of
change in accounting principle	$ (12,441)	$26,203	$ (13,170)
Diluted net (loss) income	$ (13,948)	$26,203	$ (13,170)
Weighted average common shares outstanding (2)	14,569	9,430	5,243
Common stock equivalents due to dilutive
effect of stock options (1) (2)	-	20	-
Shares issuable upon conversion of convertible debt (1) (2)	-	12,126	-
Total outstanding shares for fully diluted earnings
per share computation (2)	14,569	21,576	5,243
Diluted earnings per share before cumulative effect of
change in accounting principle (2)	$ (0.85)	$ 1.20	$ (2.52)
Diluted earnings per share (2)	$ (0.96)	$ 1.20	$ (2.52)
(1) Amounts not included in 2005 or 2003 because they are anti-dilutive
(2) 2004 and 2003 are restated to reflect impact of reserve stock split – See Note 2

Financial Pages (F)

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

The following table reflects net income, basic and diluted earnings per share as reported and pro-forma as if the Company had adopted the fair value based method of accounting for its stock-based employee compensation awards:

	2005	2004	2003
Net (loss) income as reported before effect of
cumulative change in accounting principle	$(12,441)	$20,536	$(13,170)
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects (1)	(450)	(369)	(248)
Pro-forma net (loss) income before effect of
cumulative change in accounting principle	$(12,881)	$20,167	$(13,418)
Earnings per share:
Basic - as reported before effect of
cumulative change in accounting principle (1)	$ (0.85)	$ 2.16	$ (2.52)
Basic - pro-forma before effect of cumulative
change in accounting principle (1)	$ (0.88)	$ 2.12	$ (2.56)
Diluted - as reported before effect of
cumulative change in accounting principle (1)	$ (0.85)	$ 1.20	$ (2.52)
Diluted - pro-forma before effect of cumulative
change in accounting principle (1)	$ (0.88)	$ 1.20	$ (2.56)

Net (loss) income as reported	$(13,948)	$20,536	$(13,170)
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects (1)	(450)	(369)	(248)
Pro-forma net (loss) income	$(14,398)	$20,167	$(13,418)
Earnings per share:
Basic - as reported (1)	$ (0.96)	$ 2.16	$ (2.52)
Basic - pro-forma (1)	$ (0.99)	$ 2.12	$ (2.56)
Diluted - as reported (1)	$ (0.96)	$ 1.20	$ (2.52)
Diluted - pro-forma (1)	$ (0.99)	$ 1.20	$ (2.56)
(1) 2004 and 2003 are restated to reflect impact of reserve stock split – See Note 2

New Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R (“SFAS 123R”) “Share-Based Payment.” SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. The Company has adopted the provisions of SFAS 123R on January 1, 2006 but has not yet determined the impact on its financial position or results of operations.

Financial Pages (F)

In June of 2006, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No, 06-5 “Accounting for Purchases of Life Insurance – Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 relates to accounting for corporate-owned life insurance (“COLI”). The Company owns a COLI policy, which is utilized to fund the future payment of employee benefit expenses. The EITF reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The EITF also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined if the adoption of EITF 06-5 will have an impact on our financial statements or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48.

In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides an option to report selected financial assets and liabilities, including insurance contracts, at fair value. SFAS No. 159 can be adopted January 1, 2007 as long as the decision to adopt is made within 120 days of the beginning of the fiscal year of adoption. The Company will need to make this decision by April 30, 2007. The Company is in the process of evaluating this decision and does not yet know the impact of adopting SFAS No. 159.

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. The Company has elected to adopt SAB No. 108 early, and it is therefore effective for the Company’s financial statements for the year ended December 31, 2005.

SAB No. 108 permits companies to initially apply its provision either by (1) restating prior financial statements or (2) recording the cumulative effect of initially applying the methodology for quantifying errors described in SAB No. 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2005 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company has elected to record the effects of applying SAB No. 108 using the cumulative effect transition method. The following table summarizes the effects of applying the guidance in SAB No. 108:

Financial Pages (F)

	Cumulative prior to January 1, 2003	Year Ended December 31,		Adjustment Recorded as of January 1,
		2003	2004	2005
Accounts payable and other liabilities	$1,440	$393	$485	$2,318
Federal income taxes receivable or payable	(503)	(138)	(170)	(811)
Impact on net income	$937	$255	$315
Retained earnings				$1,507

As of January 1, 2005, the Company discovered errors related to prior period financial statements for the years 1999-2004 that on a cumulative basis total $2,318 on a pre-tax basis and $1,507 net of federal income taxes. The entire amount relates to return of premium benefits that should have been paid to policyholders in prior years but due to an error in the Company’s process of identifying which policyholders should be paid, not all of the policyholders were properly identified. This process has been corrected for 2005. Although these individual errors are immaterial to the prior periods, the cumulative amount is material to the 2005 financial statements because of the adoption of SAB No. 108 as mentioned above.

4.	Investments and Financial Instruments

The amortized cost and estimated market values of debt securities at December 31, 2005 and 2004 are shown below.

	December 31, 2005
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Market Value
U.S. Treasury securities
and obligations of U.S.
Government authorities
and agencies	$ 222,346	$ 49	$ (3,057)	$ 219,338
Mortgage backed securities	138,161	20	(3,151)	135,030
Municipal Bonds	24,547	-	(497)	24,050
Corporate securities	639,491	55	(17,911)	621,635
	$ 1,024,545	$ 124	$ (24,616)	$ 1,000,053

	December 31, 2004
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Market Value
U.S. Treasury securities
and obligations of U.S.
Government authorities
and agencies	$ 34,795	$ 298	$ (237)	$ 34,856
Mortgage backed securities	1,874	21	(16)	1,879
Debt securities issued by
foreign governments	384	20	(2)	402
Corporate securities	21,892	245	(103)	22,034
	$ 58,945	$ 584	$ (358)	$ 59,171

Financial Pages (F)

The amortized cost and estimated market values of debt securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Market Value
Due in one year or less	$ 10,019	$ 10,042
Due after one year through five years	46,076	45,800
Due after five years through ten years	164,841	161,027
Due after ten years	660,633	643,377
Collateralized Mortgage Obligations	142,976	139,807
	$ 1,024,545	$ 1,000,053

Gross proceeds and realized gains and losses on debt securities, including impairment losses for declines deemed other than temporary and excluding calls, were as follows:

		Gross	Gross
		Realized	Realized
	Proceeds	Gains	Losses
2005	$191,929	$ 575	$ 1,710
2004	34,177	314	147
2003	43,264	493	256

The Company assesses whether declines in market value, whether for its debt securities or its equity securities, are other than temporary. Upon such determination, the Company will impair the security’s amortized cost and record an impairment charge in its results of operations.

The Company reduced its cost basis on bonds in 2005 by $508 due to differences deemed other than temporary. The Company reduced its cost basis for these bonds because the fair value for these bonds was below amortized cost for a period of greater than 12 months. There were no differences deemed to be other than temporary during 2004 or 2003. The following table describes the Company’s debt securities at December 31, 2005, which had a market value below cost:

	Fair Value	Unrealized Loss
U.S. Treasury securities and obligations of	$196,012	$ (3,057)
U.S. Government authorities and agencies
Mortgage backed securities	127,539	(3,151)
Municipal	22,382	(497)
Corporate securities	612,321	(17,911)
Total	$958,254	$ (24,616)

The above table includes 250 fixed income securities with $24,616 of unrealized losses that have been in an unrealized loss situation for less than twelve months. There are no fixed income securities that have been in an unrealized loss situation for greater than 12 months. All of the fixed income securities are investment grade, which is defined as a security having a rating from the NAIC of 1 or 2; a Moody’s equivalent rating of Aaa, Aa, A, or Baa; a Standard & Poor’s equivalent rating of AAA, AA, A, or BBB; or a comparable internal rating. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired.

All of the securities were evaluated considering factors such as financial conditions, near-term, and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations. As of December 31, 2005, the Company had the ability and intent to hold these investments for a period of time sufficient for them to recover in value.

Financial Pages (F)

Net investment income is applicable to the following types of investments:

	2005	2004	2003
Bonds	$ 31,196	$ 2,052	$ 2,173
Notional experience account	18,859	46,162	41,426
Cash and short-term investments	1,306	213	268
Other	13	29	34
Investment income	51,374	48,456	43,901
Investment expense	(541)	(1,617)	(628)
Net investment income	$ 50,833	$ 46,839	$ 43,273

Effective June 30, 2005, the Company entered into a reinsurance agreement with an unaffiliated reinsurer for policies issued prior to January 1, 2002 on a funds withheld basis. As a condition precedent to withholding the funds due to the reinsurer, the Company has agreed to hold assets in trust for the benefit of the reinsurer. The amount required to be held in trust at December 31, 2005 was $920,525.

Effective October 1, 2005, the Company entered into a 75% quota share reinsurance agreement with the same reinsurer for policies issued on and after October 1, 2005, on a funds withheld basis. As a condition precedent to withholding the funds due to the reinsurer, the Company has agreed to hold assets in trust for the benefit of the reinsurer. The amount required to be held in trust at December 31, 2005 was $129.

Pursuant to certain statutory licensing requirements, as of December 31, 2005 and 2004, the Company had on deposit bonds with an estimated market value aggregating $12,121 and $12,264, respectively, in Insurance Department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

The Company maintains assets in a trust account under a reinsurance agreement with an unaffiliated insurer. The Company is required to hold assets equal to at least 102% of the reserves for the policies assumed under this agreement. At December 31, 2005 and 2004, the Company was required to hold $23,781 and $18,869, respectively.

The Company maintains assets in a certificate of deposit for the benefit of the lessor under its sale leaseback agreement entered into in 2005. As of December 31, 2005 the amount of the certificate of deposit was $3,500.

5.	Property and Equipment:
The following table lists the range of lives, cost and accumulated depreciation for various asset classes:

	December 31, 2005
			Accumulated	Carrying
Class	Years	Cost	Depreciation	Value
Automobiles	5	$ 238	$ 188	$ 50
Equipment	3 - 10	6,637	4,992	1,645
Software (1)	3 - 10	14,069	4,016	10,053
Furniture	3 - 10	2,712	1,401	1,311
Buildings	10 - 40	6,342	1,924	4,418
		$ 29,998	$ 12,521	$ 17,477

(1) Includes $4,558 of assets leased under a sale leaseback. See Note 20.

Financial Pages (F)

	December 31, 2004
			Accumulated	Carrying
Class	Years	Cost	Depreciation	Value
Automobiles	5	$ 271	$ 213	$ 58
Equipment	3 - 10	5,231	4,690	541
Software	3 - 10	13,494	2,856	10,638
Furniture	3 - 10	2,027	1,189	838
Buildings	10 - 40	6,629	1,779	4,850
		$ 27,652	$ 10,727	$ 16,925

The Company amortized $1,100, $849 and $631 of its cost related to software in 2005, 2004 and 2003, respectively. Depreciation expense on other property and equipment was $743, $792 and $1,079 for the years ended December 31, 2005, 2004 and 2003, respectively.

Subsequent to December 31, 2005, the Company determined that the new administrative system that it was in the process of installing would not yield the benefits and efficiencies to operations that were originally intended. As a result of this determination the Company has decided not to continue to pursue this project and has impaired its capitalized value through a charge to income of $2,337. There are additional amounts of approximately $600 that were capitalized in 2006 that will also be impaired through a charge to income.

6.	Notional Experience Account:

During 2005 and 2004, the notional experience account activity was as follows (See Note 1 for a description of the notional experience account):

	Twelve Months Ended December 31,
	2005	2004

Beginning balance	$ 901,368	$784,778
Premiums, net of claims and ceding allowance:	9,109	43,418
Investment credit:
Investment income	18,856	46,162
Market gain	48,799	39,749
Expense and risk charges	(5,668)	(11,230)
Broker/Custodian/Trustee fees	192	(1,509)
Cash and securities received upon commutation	(972,656)	-
Ending balance	$ -	$901,368
7.	Impairment of Goodwill:

During the Company’s quarterly impairment testing, as of December 31, 2004, it determined that the goodwill related to its agency reporting unit consisting of UIG and NISHD was impaired. The test was done on a quarterly basis during 2004 due to declining sales. This impairment was a result of declining sales which led to lower than planned net income at the reporting unit level. The fair value of the reporting unit is determined utilizing the present value of cash flows, which includes assumptions for future growth in sales. The Company lowered the assumption related to future sales growth and as a result has recognized an impairment of $13,376 in 2004. There was no impairment in 2005.

Financial Pages (F)

8.	Policy and Claim Reserves:

Policy reserves have been computed principally by the net premium method based upon estimated future investment yield, mortality, morbidity (claims experience), withdrawals, expenses and other benefits. The Company employs a prospective net premium methodology, which incorporates premium rate increases expected to be implemented in the near term in the net premium used to establish policy reserves. The composition of the policy reserves at December 31, 2005 and 2004, and the assumptions pertinent thereto are presented below:

		Amount of Policy Reserves
		as of December 31,
		2005	2004
	Accident and health	$ 618,128	$ 568,928
	Life	12,656	12,947

	Years of Issue	Discount Rate
Accident and health	1976 to 2002	5.7%
	2002 to 2005	4.5%
Ordinary life, individual	1962 to 2002	3.0% to 5.5%

The significant assumptions utilized in setting the accident and health policy reserves are:

•

The use of a voluntary lapse rate that ranges from 1.5% to 43%, depending on the age of the policyholder, the number of years the policy has been in-force and other characteristics. The high end of the lapse rate range is 43%, which is utilized for the more recently issued policies in their first year of issue at policyholder ages of 80 and above. A significant majority of policyholders are between the ages of 60 to 79 at the time they are issued a policy. The lapse rates for these ages range from a high of 30% in the first year a policy is issued down to 2.5% in the later durations.

•	Morbidity based upon past Company experience and industry data. There is also an estimate for improving morbidity trends in the general population.
•	The use of the 1990-1995 Select and Ultimate, Sex Distinct, actuarial table for mortality.
•

An estimate of premium rate increases for certain policies issued prior to 2002, based on the premium rate increases that were estimated as of September 30, 2002.  This is the last time the assumptions utilized in our policy reserves were locked-in following a DAC impairment. The Company has achieved 100% of these premium rate increases as of June 30, 2006.

•	Consideration of the terms and expected recapture timing of the 2001 Centre Agreement.

The assumptions remain unchanged in future periods regardless of actual experience unless the Company impairs its DAC due to an expected loss in future periods using updated assumptions for all of the above. However, when actual experience differs from expectations, the incremental difference between actual and expected results is recognized in the current period.

The Company utilizes the 1975-80 SOA Mortality Table (Age Last Birthday) for the life insurance policy reserves.

Financial Pages (F)

The significant assumptions utilized in establishing claim reserves are expectations about the duration, cost of care being reimbursed, the interest rate utilized to discount the claim reserves, claims that have been incurred but not yet reported, claims that have been closed but are expected to reopen and assumptions about which claims that are currently in their eligibility review stage will eventually become claims that have payments associated with them. The Company establishes its claim reserves in each period based upon its most currently available information and assumptions.

A significant majority of claims do not go beyond three years in duration. Due to the relatively large amount of data that the Company has on claims in these early durations, the assumption about the length of claims in these durations is primarily based on the Company’s past experience. The expected duration of claims is derived through continuance studies. Continuance studies determine the assumption about the probability of a claim continuing once it has reached a certain point. The continuance studies are done by segments of similar claims which include categories such as policy type (nursing home, home health care, or comprehensive), medical condition causing the claims (which is categorized as short-term, intermediate, long-term or cognitive impairment), the age of the claimant at time of claim and gender. There is no guarantee that past performance is an indicator of future performance.

The Company’s experience with claims that last longer than three years is much more limited due to the relatively small number of claims that go past the third year. Therefore, the Company relies on a combination of its experience and studies performed by the Society of Actuaries or other sources for claims in the later durations. Due to the limited amount of data, there is a higher likelihood of variance related to this assumption and any variance could have a material affect on the Company’s financial condition and results of operations. In the fourth quarter of 2005, the Company changed its assumption related to claims that lasted longer than three years, resulting in a revised assumption that once a claim lasted longer than three years, it would last longer than the Company previously assumed. As a result of this change in assumptions, the Company increased claim reserves approximately $42,000 in the fourth quarter of 2005. As part of continuance assumptions, the Company also tries to reflect anticipated changes in mortality of disabled lives and recovery rates of people on claim. Reviewing past experience is a partial guide, but changes in the future may not follow past patterns.

The cost of care being utilized is also based on the Company’s historical experience. In general, a significant portion of the Company’s older polices reimburse claimants that are receiving care in a facility on an indemnity basis, meaning that the Company pays 100% of the maximum daily benefit regardless of the cost of the care provided. The Company’s newer generations of products pay facility claims on a cost incurred basis, meaning that the Company only reimburses for the cost of care provided up to the maximum daily benefit. However, all of the Company’s home health care benefits are paid on a cost incurred basis regardless of when the policy was issued.

Because the Company’s claim payments are made over a period of time, the Company utilizes a discount rate of 5.1% at December 31, 2005 for claim reserves in order to determine the present value of future expected payments. This discount rate approximates the current yield to maturity of the Company’s assets supporting this future liability. The Company utilized a discount rate of 5.9% at December 31, 2004.

The Company makes an assumption that there have been a number of claims that have been incurred but not yet reported. This assumption is based on historical studies related to the number of claims that are reported after the date of the financial statements that have been incurred prior to the date of financial statements. This assumption also reflects recent patterns relating to incidence rates.

There are also assumptions related to claims that are closed but are expected to reopen. These are typically claims where the Company has requested information that has not been received and therefore closes the claim and receives the requested information subsequent to closing the claim. The assumption related to these claims is also based on the Company’s historical experience.

The other significant assumption the Company makes is for the likelihood of a reported claim that has not yet had a payment, because it is in its initial eligibility assessment, becoming a claim with payments in the future. This assumption is also based on the Company’s past experience.

Financial Pages (F)

The Company also makes an assumption related to improvements in our claims adjudication processes that the Company believes will result in lower benefits expense than historical experience would indicate. These improvements, some of which have been fully implemented and some of which are in the process of being implemented, include, but are not limited to:

•	The use of an in-house nursing staff to establish and manage plans of care for a larger number of claims than in the past,
•	Expanded claim audit process.
•	Increased fraud investigation.
•	Enhancements to systems to reduce manual procedures.

As part of monitoring of claim reserves, the Company compares actual results to its expectations. Any deviation from its expectations is recorded in the period in which the deviation occurs.

The development of the Company’s claim reserves and paid claims is summarized as follows for claims incurred (the date of original claim) in 2005 and prior.

	2005	2004	2003
Claim reserve balance at January 1	$ 324,138	$340,981	$329,944
less reinsurance recoverable	(8,206)	(7,698)	(9,059)
Net claim reserve balance at January 1	315,932	333,283	320,885
Incurred related to:
Current year	194,603	185,601	190,986
Prior years	28,783	(19,404)	(3,095)
Imputed prior year interest	12,256	14,959	14,136
Total incurred	235,642	181,156	202,027
Paid related to:
Current year	52,336	47,759	49,149
Prior years	151,225	150,748	140,480
Total paid	203,561	198,507	189,629
Net claim reserve balance at December 31	348,013	315,932	333,283
plus reinsurance recoverable	15,046	8,206	7,698
Claim reserve balance at December 31	$ 363,059	$324,138	$340,981

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

In 2005, prior year incurred claims developed unfavorably by $28,783 compared to prior period expectations. The unfavorable development in 2005 is primarily attributable to the change in the assumption related to the mortality of policyholders that are on claim in excess of three years. The Company changed its mortality assumptions related to these claims in the fourth quarter of 2005 based on actuarial studies that indicated these claimants were staying on claim longer than previously anticipated.

In 2004, prior year incurred claims developed favorably by $19,404 compared to prior period expectations. The favorable development is due to:

(1)	Refinements to the model utilized to calculate claim reserves, including the addition of diagnosis code data, payment frequency data, and further delineation of policy forms for

Financial Pages (F)

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

At December 31, 2005 there was no long-term debt outstanding due to the conversion in November, 2005. At December 31, 2004 our long-term debt consisted entirely of convertible subordinated debt issued in 2002, 2003 and 2004, all of which was to mature in 2008 (the “Notes”).

During 2005 and 2004 the activity in long-term debt was as follows:

	December 31,
	2005	2004
Long-term debt at beginning of year	$ 85,167	$ 90,092
Debt issued	-	26,000
Debt converted	(85,167)	(29,499)
Long-term debt at end of year	-	86,593
Less discount on long-term debt	-	(1,426)
Long-term debt less discount at end of year	$ -	$ 85,167

The Notes paid a semi-annual coupon at a 6.25% annual percentage rate. The Notes were callable after October 15, 2005, at the Company’s option, at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.

The Notes were convertible to shares of the Company’s stock at $7.00 per share. The Notes were mandatorily convertible if, at any time after October 15, 2005, the 15-day average closing price of the Company’s common stock exceeded 110% of the conversion price. The Notes mandatorily converted in November, 2005.

The Notes also contained a provision that, upon conversion prior to October 15, 2005, the Company would pay the holder additional interest (referred to as “preferred interest on early conversion”) equal to the amount that would otherwise have been paid from the date of conversion until October 15, 2005. The interest amount, which was discounted from October 15, 2005 to the date of early conversion, was payable at the Company’s discretion in cash or in shares of common stock equal to 90% of the average closing prices of the Company’s common stock for the five trading days immediately preceding the conversion date. The preferred interest on early conversion was accounted for as an embedded derivative with changes in its fair value recorded on the Consolidated Statements of Income and Comprehensive Income.

Financial Pages (F)

As of December 31, 2005 and 2004, the fair value of the embedded derivative was $0 and $1,403, respectively. In determining the fair value of the embedded derivative, the Company made certain assumptions, including the future volatility and liquidity of the Company’s common stock, as well as recent trends in the number of holders converting.

During 2005 and 2004, the activity in the preferred interest on early conversion was as follows:

	December 31,
	2005	2004
Preferred interest on early conversion at beginning of year	$ 1,403	$ 3,018
Add fair value related to new debt issuances	-	622
Change in fair value	(1,403)	(2,237)
Preferred interest on early conversion at end of year	$ -	$ 1,403

The fair value decreased during 2005 due to the conversion of the Notes in November, 2005. The decrease in fair value during 2004 is due to the conversions that occurred during 2004 and the decrease in the time period until October 15, 2005, the date that interest was paid through.

During 2005 and 2004, holders of $40,049 and $29,499 of the Notes elected to convert their Notes into 5,721 and 4,214 shares of the Company’s common stock, respectively, and also received 69 and 373 shares, respectively, as payment for preferred interest on early conversion. In addition, $38 was paid in cash. In connection with these conversions, the Company recognized additional interest expense of $691 and $2,809 for the years ended December 31, 2005 and 2004, respectively. On November 4, 2005, $46,544, the remaining balance of the convertible debt due 2008, mandatorily converted to 6,649 shares of our common stock.

During November 2004, the Company issued $10,000 of additional Notes. At the time of issuance the market price of the Company’s common stock was $7.48. As a result of the market price of the common stock exceeding the conversion price, the Company recorded additional interest expense of $686 related to this issuance.

The Company recorded interest expense of $1,426 and $820 in 2005 and 2004, respectively related to the reduction in the discount on long-term debt.

10.	Federal Income Taxes:
The total benefit (provision) for federal income taxes for the years ended December 31 consisted of:
	2005	2004	2003
Current	$ (6,996)	$ (1,575)	$ (435)
Deferred	15,630	(14,101)	3,427
	$ 8,634	$ (15,676)	$ 2,992

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

Financial Pages (F)

	2005	2004
Net operating loss carryover	$ 20,721	$ 23,443
Capital loss carryover	105	-
Pension and post-retirement accrual	537	558
Preferred interest on early conversion	-	491
Unrealized losses on securities	8,724	-
Litigation accrual	1,378	1,523
Loss due to impairment of property and equipment	818	-
Other	2,679	1,085
Valuation allowance	(8,275)	(8,275)
Total deferred tax assets	$ 26,687	$ 18,825

Deferred policy acquisition costs	$ (2,748)	$ (10,961)
Present value of future profits acquired	-	(74)
Premiums due and unpaid	(714)	(878)
Unrealized gains on investments	-	(79)
Policy reserves	(27,590)	(33,087)
Deferred reinsurance premium	(941)	(2,775)
Discount on long term debt	-	(499)
Other	-	(61)
Total deferred tax liabilities	$ (31,993)	$ (48,414)
Net deferred income tax	$ (5,306)	$ (29,589)

The Company has net operating loss carryforwards of $34,188, or $11,966 on a tax effected basis, which have been generated by taxable losses by the nonlife group, and if unused will expire between 2012 and 2025. The Company has net operating loss carryforwards of $25,016, or $8,755 on a tax effected basis, which have been generated by taxable losses at the Company’s life insurance subsidiaries, and if unused, will expire in 2016.

The nonlife group’s net operating loss carryforwards can be utilized by the Company’s life insurance subsidiaries subject to certain limitations. The Company has recorded a valuation allowance of $8,275 against its net operating loss carryforwards.

The valuation allowance was recorded as a result of future limitations on the use of the Company’s net operating loss carryforwards. Section 382 of the Internal Revenue Code limits a company’s use of net operating loss carryforwards in the event that a majority of the company’s common stock ownership changes within any consecutive three year period. Due to the issuance of additional shares of the Company’s common stock since May 2001 and conversions of the Company’s subordinated convertible notes during 2003, 2004, and 2005, the Company became subject to these limitations and has established the valuation allowance at December 31, 2003 accordingly. There was no change to the valuation allowance in 2004 or 2005.

A reconciliation of the income tax benefit (provision) computed using the federal income tax rate to the (benefit) provision for federal income taxes is as follows:

	2005	2004	2003
Computed expected tax benefit (expense)	$ 7,377	$ (12,674)	$ 5,656
Valuation allowance	-	-	(2,500)
Impairment of goodwill	-	(3,801)	-
Interest Expense on beneficial conversion feature	(158)	(263)	-
Small life insurance company deduction	(121)	597	236
Reduction in tax contingency reserves	1,197	-	-
Tax Exempt income	59	113	713

Financial Pages (F)

Other	280	352	(1,113)
	$ 8,634	$ (15,676)	$ 2,992

Under pre-1984 life insurance company tax laws, a portion of the life insurance subsidiary's gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders' Surplus. The aggregate accumulation in this account at December 31, 2005 was $1,451. Should the accumulation in the Policyholders' Surplus account of the life insurance subsidiaries exceed certain stated maximums, or should distributions including cash dividends be made from the life insurance subsidiaries in excess of certain amounts, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes have not been provided on amounts designated as Policyholder's Surplus. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders' Surplus accounts.

11.	Statutory Information:

Statutory Financial Results

The insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance department of the state of domicile. Net income and capital and surplus for these subsidiaries as reported in accordance with statutory accounting principles, are as follows:

	2005	2004	2003
Net (loss) income	$ (1,753)	$ (5,319)	$ (5,023)
Capital and surplus	35,876	29,902	30,638

Total reserves, including claim reserves, reported to regulatory authorities were approximately $927,655 and $861,820 less than those recorded for GAAP as of December 31, 2005 and 2004, respectively. This difference is primarily attributable to reinsurance agreements in force as of December 31, 2005 and 2004.

The differences in statutory net income (loss) compared to GAAP net income (loss) are primarily due to the immediate expensing of acquisition costs, as well as differing reserving methodologies and treatment of reinsurance and deferred income taxes. Due to the differences in expensing of acquisition costs and reserving methodologies, under statutory accounting there is generally a net loss and a corresponding decrease in surplus, referred to as surplus strain, when new policies are issued.

Pennsylvania Corrective Action Plan

The Company’s Pennsylvania insurance subsidiaries are required to hold statutory surplus that is, at a minimum, above a calculated authorized control level at which the Pennsylvania Insurance Department (the “Department”) may place them under regulatory control, leading to rehabilitation or liquidation. At December 31, 2000, the Company’s primary insurance subsidiary, Penn Treaty Network America Insurance Company (“PTNA”), which represented 90% of the Company’s direct premium revenue, had statutory surplus which, while above the authorized control level, was at an amount that required PTNA to file a Corrective Action Plan (the “Plan”) with the insurance commissioner. In addition, American Network Insurance Company (“ANIC”), which is owned 100% by PTNA, is also subject to the provisions of the Plan.

On February 12, 2002, the Department approved the Plan which, among other things:

a)	required the Company to enter into a reinsurance treaty with Centre Solutions (Bermuda) Limited through which PTNA and ANIC reinsured 100% of their individual long term

Financial Pages (F)

care insurance business in effect on December 31, 2001. This treaty was commuted effective May 24, 2005 and the Company entered into a new reinsurance agreement with Imagine International Reinsurance Limited effective June 30, 2005.

b)	limits new investments to those rated by the National Association of Insurance Commissioners (“NAIC”) as 1 or 2; and
c)	limits and requires Department approval for affiliated transactions above a certain amount.

The estimation of policy reserves for statutory accounting purposes differs from that utilized in GAAP. For statutory accounting purposes, the assumptions utilized and the methodology applied may be at the discretion of the Department in its interpretation of its regulations. The Department has provided the Company with guidelines for establishing its statutory policy reserves. Because PTNA and ANIC have limited statutory capital and the 2001 Imagine Agreement has a limit of liability, any changes in the Department’s interpretation or view of how the Company’s insurance subsidiaries determine their statutory policy reserves could have a material adverse impact on PTNA or ANIC, possibly resulting in regulatory control or liquidation.

Failure to comply with the Plan could result in the Department taking control of the Company’s insurance subsidiaries.

Florida Consent Order

The Florida Department of Insurance Regulation (“Florida OIR”) issued a Consent Order dated July 30, 2002, as amended, reinstating PTNA’s Certificate of Authority in Florida as a foreign insurer. The Consent Order sets forth the following obligations which PTNA must satisfy to maintain its Certificate of Authority in Florida:

•	Maintain compliance with Florida laws which establish minimum surplus required for health and life insurers;
•	Submit monthly financial statements to the Department of Insurance;
•	Maintain compliance with Florida laws governing investments in subsidiaries and related corporations; and
•	Submit quarterly reports to the Department of Insurance demonstrating all claims that have been assumed by Imagine.

In August of 2006 PTNA agreed to temporarily suspend new sales of Florida insurance policies pending the filing of its 2005 statutory audit report and the review by the Florida OIR. Florida represented approximately 6% of new business applications prior to the temporary suspension. In November of 2006 PTNA entered into a revised voluntary consent agreement with the Florida OIR to recommence sales. The major provisions of the voluntary consent agreement, with which PTNA must comply in order to continue writing new policies in Florida include, but are not limited to the following:

•	PTNA will continue to file monthly financial reports, as it has since 2002, with the Florida OIR.
•

PTNA will limit total Florida premium to current levels of approximately $48 million as of June 30, 2006, allowing for new business growth equal to lapses of existing policies.  This base amount may increase as a result of any future premium rate increases on existing policies.

•	PTNA will seek prior approval of the Florida OIR before commencing or terminating any new reinsurance agreements.
•	PTNA will maintain a risk-based capital ratio in excess of 250%. PTNA’s reported ratio as of December 31, 2006 and 2005 was approximately 730% and 714%, respectively.

The Company is in compliance with all the terms of the consent orders as of the date of this filing. In the event that PTNA fails to maintain compliance with Florida laws or the above requirements, the Florida OIR

Financial Pages (F)

will notify PTNA and could require it to take corrective action. If the Department of Insurance determines that the corrective action is not timely, PTNA’s Certificate of Authority could be suspended and it could be required to cease writing new direct business in Florida until such time as it took any required corrective action. The voluntary consent agreement may be modified by the Florida OIR in the event of deteriorating financial performance on the part of PTNA. In addition PTNA may seek removal of the conditions of the voluntary consent agreement in the future if its financial strength improves or its ratings with either A.M. Best Company or Standard and Poor’s increases.

Statutory Dividend Restrictions

States restrict the dividends the Company’s insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of its insurance company subsidiaries, computed according to statutory formulae. Under the insurance laws of Pennsylvania and New York, where the Company’s insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania law, PTNA and ANIC must give the Department at least 30 days’ advance notice of any proposed “extraordinary dividend” and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company’s surplus as shown on the company’s last annual statement filed with the Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. Additionally, the Plan requires the Department to approve all dividend requests made by the parent, regardless of normal statutory requirements for allowable dividends. The Company believes that the Department is unlikely to consider any dividend request in the foreseeable future, as a result of PTNA’s statutory surplus position. Although not stipulated in the Plan, this requirement is likely to continue until such time as PTNA meets normal statutory requirements, including reported net income and positive cumulative earned surplus.

Under New York law, AIN must give the New York Insurance Department 30 days advance notice of any proposed dividend and cannot pay any dividend if the regulator disapproves the payment during that 30-day period. In addition, AIN must obtain the prior approval of the New York Insurance Department before paying any dividend that, together with all other dividends paid during the preceding twelve months, exceeds the lesser of 10% of the insurance company’s surplus as of the preceding December 31 or its adjusted net investment income for the year ended the preceding December 31.

PTNA and ANIC have not paid any dividends to the parent company for the past three years and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. However, AIN is not subject to the Plan, but has not made any dividend payments in 2003, 2004 or 2005.

12.	Employee Benefits:

401(k) Retirement Plan:

The Company has a 401(k) retirement plan, covering substantially all employees with at least one year of service. Under the plan, participating employees may contribute up to 25% of their annual salary on a pre-tax basis. The Company, under the plan, equally matches 100% of employee contributions up to the first 3% of the employee’s salary. The Company and employee portion of the plan is vested immediately. The Company’s expense related to this 401(k) plan was $326, $269 and $240 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company may elect to make a discretionary contribution to the plan, which will be contributed proportionately to each eligible employee. The Company did not make a discretionary contribution in 2005, 2004 or 2003.

Financial Pages (F)

Retirement Benefits:

On April 29, 2003, the Company announced that its Board of Directors had approved certain changes in the management of the Company to implement the succession plan initiated in 2002. On May 23, 2003, in connection with the succession plan, the Company’s Founder stepped down as Chairman of the Board of Directors and Chief Executive Officer. In addition, the Company and its Founder entered into a consulting and retirement agreement. The significant terms of the consulting and retirement agreement are that the Company will pay the Founding Chairman or his spouse, until the later of his death or the death of his spouse, a retirement benefit of $100 per year and health and welfare benefits comparable to those the Company offers to its executives from time to time.

The Company uses December 31 as the measurement date for the plans, which are unfunded. The following table provides the components of the benefit obligation at December 31, 2005:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit Obligation at Beginning of Year	$1,387	$ 1,492	$ 256	$ 215
Interest Cost	77	83	15	12
Benefits Paid	(142)	(200)	(12)	(8)
Actuarial (gain) loss – includes change in discount rate	(63)	12	(50)	37
Benefit Obligation at End of Year	$1,259	$ 1,387	$ 209	$ 256

A 6.0% weighted average discount rate was assumed in determining both the benefit obligation at December 31, 2005 and 2004 and to determine the net periodic benefit cost for the years ended December 31, 2005 and 2004.

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Accrued Benefit Cost	$ 1,311	$ 1,375	$ 222	$ 219

The expense components of the net periodic pension and postretirement benefit cost for the year ended December 31, 2005 consisted of only interest expense and were $77 and $15 for Pension and Other Benefits, respectively. The expense components of the net periodic pension and postretirement for the year ended December 31, 2004 consisted of only interest expense and was $83 and $12 for Pension and Other Benefits, respectively.

The assumed health care cost trend rates at December 31, 2005 and 2004 are:

	2005	2004
Current Year Medical Trend Rate	11.00%	12.00%
Ultimate Medical Trend Rate	4.00%	4.00%

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on Total of Service and Interest Cost	$ 1	$ (1)
Effect on Postretirement Benefit Obligation	19	16

Financial Pages (F)

The following benefits are expected to be paid in the future:

	Pension Benefits	Other Benefits
2006	$ 100	$ 14
2007	97	15
2008	94	16
2009	90	17
2010	86	16
2011-2014	373	84

13.	Stock Option Plans:

At December 31, 2005, the Company had three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 in accounting for its plans. The Company issues options at the current market value and does not record a charge to earnings upon the issuance of options. While the Company continues to maintain its accounting for stock-based compensation in accordance with APB Opinion No. 25, it has adopted the disclosure provisions of SFAS No. 148.

The Company’s 1987 Employee Incentive Stock Option Plan provided for the granting of options to purchase up to 300 shares of common stock. This plan expired in 1997 and was subsequently replaced by the 1998 Employee Non-Qualified Incentive Stock Option Plan. No new options may be granted under the 1987 Plan. The 1998 Plan allows for the grant of options to purchase up to 150 shares of common stock.

During 2001, the Company granted 142 replacement options to its employees for all existing options granted under its 1998 Plan. As a result, these options are now subject to the variable accounting provisions of APB Opinion No. 25 until exercised, forfeited or cancelled. No compensation expense or income was recorded in 2005, 2004, or 2003 as a result of the change in the intrinsic value of the stock options. No additional options were granted under the 1998 Plan in 2005, 2004 or 2003.

The Company’s 2002 Incentive Stock Option Plan, which was adopted in March 2003, allows for the grant of options to purchase up to 500 shares of the Company’s common stock. The exercise price of all options granted under the plan may not be less than the fair market value of the shares on the date of grant. The term of each option granted under the 2002 Incentive Stock Option Plan in 2005, 2004 and 2003 is ten years and each is vested one year following the date of original grant. Under the 2002 Plan, new option grants of 199, 130, and 99, were made to officers, employees and directors of the Company in 2005, 2004, and 2003, respectively.

Effective May 1995, the Company adopted a Participating Agent Stock Option Plan that provides for the granting of options to purchase up to 75 shares of common stock. The exercise price of all options granted under the plan may not be less than the fair market value of the shares on the date of grant. The term of each option is ten years, and the options become exercisable in four equal, annual installments commencing one year from the option grant date. SFAS No. 123 requires that the fair value of options granted to non-employees (agents) be recognized as compensation expense over the estimated life of the option. Options were granted to agents in 1997, 1996 and 1995. No agent options have been granted since 1997. The Company did not have any compensation expense related to this Plan in 2005, 2004 or 2003.

Had compensation cost for the Company’s employee stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and earnings per share would have been reduced to the pro-forma amounts indicated in Note 3.

Financial Pages (F)

Pro-forma compensation cost is estimated using an option-pricing model with the following assumptions for new options granted to employees in 2005, 2004 and 2003. In 2005, options were valued with an expected life of 5.3 years, volatility of 50% and a risk free interest rate of 3.9%. The weighted average fair value of options granted in 2005 was $4.21. In 2004, options were valued with an expected life of 5.3 years, volatility of 67.7% and a risk free interest rate of 3.9%. The weighted average fair value of options granted in 2004 was $4.44. In 2003 options were valued with an expected life of 5.3 years, volatility of 70.9% and a risk free rate of 3.5%. The weighted average fair value of options granted in 2003 was $3.92.

The following is a summary of the Company’s option activity, including grants, exercises, forfeitures and weighted average price information:

	2005		2004		2003
		Exercise		Exercise		Exercise
		Price		Price		Price
	Options	Per Option	Options	Per Option	Options	Per Option
Outstanding at beginning of year	389	$ 18.04	260	$ 23.40	163	$ 33.80
Granted	199	8.59	130	7.32	99	6.40
Exercised	12	6.66	-	-	-	-
Forfeitures	6	20.65	1	33.56	2	32.80
Outstanding at end of year	570	14.93	389	18.04	260	23.40
Exercisable at end of year	376	18.22	259	23.24	182	29.04

	Outstanding	Remaining	Exercisable
	at December	Contractual	at December
Range of Exercise Prices	31, 2005	Life (Yrs)	31, 2005
$6.08 - $6.56	92	8	92
$6.80 - $8.52	124	9	124
$8.52 - $10.15	194	10	0
$10.16	1	8	1
$13.60 - $17.03	29	6	29
$17.60	1	7	1
$18.73 - $54.11	117	6	117
$82.00	6	1	6
$129.00	6	2	6
	570	8	376
14.	Commitments and Contingencies:

Operating Lease Commitments:

The total net rental expenses under all leases amounted to approximately $1,071, $1,173 and $928 for the years ended December 31, 2005, 2004 and 2003 respectively.

The Company’s required payments due under non-cancelable leases in each of the next five years are as follows:

Years	Amounts
2006	$ 507
2007	411
2008	227
2009	156
2010	26

Financial Pages (F)

$ 1,327

Litigation:

The Company and its subsidiaries are parties to various legal actions generally arising in the normal course of their business. While the outcome of any single lawsuit could have a material impact upon the Company's financial results for the period in which it occurs, the Company does not believe that the eventual outcome of the majority of these lawsuits is likely to have a material adverse effect on its overall financial condition or results of operations. However, the matters specifically described below, while settled, were viewed by management as potentially material and, in the event of an unfavorable outcome; any one of these matters could have a material adverse effect on the Company's financial condition and results of operations.

The Company and its subsidiary, PTNA, were defendants in an action in the Fifth Judicial Circuit of the State of Florida in and for Marion County, Civil Division.  Plaintiffs filed this matter on January 10, 2003 in Florida State Court, on behalf of themselves and a class of similarly situated Florida long-term care policyholders. Plaintiffs claimed wrongdoing in connection with the sale of long-term care insurance policies to the plaintiffs and the class. In December 2005, the court issued final approval of a settlement negotiated between the parties and certified, for settlement purposes only, a proposed national class. With no appeal having been taken, the settlement agreement is now final and the matter has been discontinued.

The Company and PTNA were defendants in an action in the Orange County Superior Court in the state of California.  Plaintiffs filed this matter in November 2003 on behalf of themselves, all other persons similarly situated and the general public. Plaintiffs alleged wrongdoing in violation of the California Business & Professions Code in connection with the sale of long term care insurance policies.  In December 2005, the court in the Florida matter above issued final approval of a settlement negotiated between the parties and certified, for settlement purposes only, a proposed national class. With no appeal having been taken, the settlement agreement is now final and the matter has been discontinued.

In May 2005, PTNA initiated arbitration against a reinsurer with respect to certain reinsurance agreements that cede the risk of certain home health care claims that extend beyond 36 months. The reinsurer alleged that PTNA was in breach of its agreement as a result of entering into the 2001 Centre Agreement without the prior written approval of the reinsurer.  PTNA contested this assertion of breach based upon its verbal and written notification to the reinsurer prior to entering into the 2001 Centre Agreement, and its belief that the 2001 Centre Agreement substantially improved PTNA’s financial strength and actually benefited the reinsurer. The arbitration proceeding was held in November 2006, however prior to the arbitration panel’s issuance of its final award, the parties entered into a confidential settlement agreement under which the reinsurer agreed to resume its obligations under the excess coverage reinsurance agreement and the parties agreed to reconcile all premiums and losses for the period from 2002 through June 30, 2006.

15.	Reinsurance:

2001 Reinsurance Agreement with Imagine:

Effective June 30, 2005, the Company entered into an agreement to reinsure, on a 100% quota share basis, substantially all of its long-term care insurance policies in-force as of December 31, 2001 with Imagine International Reinsurance Limited (the “Imagine Agreement”). This agreement does not qualify for reinsurance treatment in accordance with GAAP because it does not result in the reasonable probability that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including an experience refund provision, expense and risk charges due to the reinsurer that escalate over the life of the agreement and an aggregate limit of liability. Therefore, the agreement is being accounted for in accordance with deposit accounting for reinsurance contracts. However, the agreement meets the

Financial Pages (F)

requirements to qualify for reinsurance treatment under statutory accounting rules, which requires a reinsurance agreement to transfer risk to the reinsurer, but does not require the reasonable probability of a significant loss required under GAAP.

The Imagine Agreement allows the Company to withhold all funds due to the reinsurer as a funds withheld liability, which is only recorded for statutory accounting purposes. In addition, the agreement allows the Company to recapture the reinsured policies on any January 1, commencing January 1, 2008. In the event the Company elects to commute the agreement and recapture the reinsured policies, it will be entitled to an experience refund equal to the funds withheld liability (except as further described below). For deposit accounting purposes, the experience refund and the funds withheld liability are offset as a net deposit amount.

The funds withheld liability and the corresponding experience refund are comprised of (1) an initial premium of approximately $1.039 billion equal to the statutory reserves for the reinsured policies at the effective date, plus (2) future investment income, plus (3) future premiums, less (4) future losses paid, less (5) an initial ceding commission of $60 million, less (6) future expense allowances less (7) future expense and risk charges.

The expense allowance from the reinsurer, limited to a maximum of 25% of premiums collected, is equal to:

1.	Renewal commissions paid to our agents, not to exceed 10.5% of premiums collected; plus
2.	9.2% of premiums collected; plus
3.	4.0% of paid claims.

The quarterly expense and risk charge is equal to the sum of (1) 0.25% of total ceded statutory reserves at the end of a quarter; and (2) 0.50% of the value of the combination of any letters of credit or funds deposited in trust by the reinsurer as of the beginning of the quarter. In addition, the Company paid the reinsurer an initial expense and risk charge of $2.92 million, which is being amortized to expense over 42 months, the estimated life of the agreement. The Company recorded an expense and risk charge of approximately $5,910 for the year ended December 31, 2005.

The Imagine Agreement contains an aggregate limit of liability, which limits the ultimate liability for paid claims of the reinsurer. The aggregate limit of liability is equal to:

1.	$100 million, plus
2.	the initial premium, less
3.	the initial ceding allowance, plus
4.	the cumulative premiums collected after the effective date, less
5.	the cumulative expense allowances reimbursed after the effective date, plus
6.	the cumulative investment income after the effective date

As noted above, the Imagine Agreement contains commutation provisions and allows the Company to recapture the reinsured policies as of January 1, 2008, or on January 1 of any year thereafter. If the agreement is commuted on January 1, 2008, the Company will be obligated to pay an early termination fee equal to two quarters of expense and risk charges. The Company intends, but is not required, to commute the agreement on January 1, 2009. Additionally, the agreement contains certain covenants and conditions that, if breached, may result in the immediate commutation of the agreement and the payment of all expense and risk charges from the period of the breach through January 1, 2008. The company was not in violation of these covenants as of and for this period ended December 31, 2005 or as of the date of the filing of this Form 10-K.

In the event the Company does not commute the Imagine Agreement on or before January 1, 2009, the expense and risk charge paid to the reinsurer will increase by 50 percent. In the event the Company does

Financial Pages (F)

not commute the agreement on or before January 1, 2011, but commutes at a later date, the experience refund will not exceed the statutory reserves as of the date of commutation, resulting in our forfeiture of any accumulated statutory profits for which the Company otherwise may have been entitled.

In order to commute the agreement and remain in compliance with requisite regulatory minimum standards, the Company will need to have a risk based capital ratio (“RBC”) of at least 200%. While the Company’s current modeling and actuarial projections suggest that its RBC ratio will be at or slightly above 200% and therefore it will be able to commute the 2001 Imagine Agreement on January 1, 2009, the Company also believes that it should have an additional margin for any adverse development in order to recapture the block of business. The Company believes that alternatives such as modifications to the current reinsurance agreement, new reinsurance agreements, or additional capital issuances are available to obtain the necessary margin, if needed. These projections include assumptions related to premiums (new sales, persistency, and the timing of premium rate increases), investment income, expense levels, incurred claims (paid claims plus change in claim reserves) and changes in the Company’s future policyholder benefits. If there is any negative variance in its assumptions related to these projections, the Company may not be able to commute the Imagine Agreement on January 1, 2009, as planned, which could have a material adverse affect on its financial condition and results of operations. In the event the company determines that commutation of the Imagine Agreement is unlikely on or before January 1, 2009, but likely at some future date, it will include additional annual expense and risk charges in its unamortized DAC recoverability analysis. As a result, it could impair the value of its DAC asset and record the impairment in its financial statements at that time.

The agreement further requires that the Company maintain its financial position in good standing, including covenants regarding its financial strength ratings and RBC. The agreement provides for the reinsurer to require the immediate repayment of the funds withheld liability in the event of a deterioration of the Company’s financial strength. As a result of such deterioration, the Company’s expense and risk charges could be increased by 25 percent, although any additional expense and risk charges would be refunded, with interest, upon commutation of the agreement if on or before January 1, 2010.

The Company’s agreement requires it to file premium rate increases within 30 days of its determination of need for these increases.  Failure to file such rate increases within the prescribed time is defined in the agreement as a Material Breach Event, which, if uncorrected would ultimately lead to a reduction in the reinsurer’s liability to reimburse claims made in the future under the agreement.  Although the Company filed its premium rate increases more than 30 days after its determination of need in 2006, thereby creating a Material Breach Event, the Reinsurer considers the Company’s ultimate filings to be sufficient to cover its obligations under the agreement and has not reduced the aggregate limit of liability.

2005 Reinsurance Agreement with Imagine International Reinsurance Limited:

Effective October 1, 2005, the Company entered into an agreement to reinsure, on a 75% quota share basis, its long-term care insurance policies issued between October 1, 2005 and September 30, 2006 with Imagine International Reinsurance Limited (the “2005 Imagine Agreement”). This agreement has been extended through September 30, 2007. This agreement does not qualify for reinsurance treatment in accordance with GAAP because it does not result in the reasonable probability that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including an experience refund provision, expense and risk charges due to the reinsurer that escalate over the life of the agreement and an aggregate limit of liability. Therefore, the agreement is being accounted for in accordance with deposit accounting for reinsurance contracts. However, the agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules, which requires a reinsurance agreement to transfer risk to the reinsurer, but does not require the reasonable probability of a significant loss required under GAAP.

The 2005 Imagine Agreement allows the Company to withhold all funds due to the reinsurer as a funds withheld liability, which is only recorded for statutory purposes. In addition, the agreement allows the Company to recapture the reinsured policies on any September 30, commencing on September 30, 2008. In order to recapture any policies reinsured under the 2005 Imagine Agreement, the Company is required to

Financial Pages (F)

first or concurrently recapture policies reinsured under the Imagine Agreement for polices issued December 31, 2001 or prior.

The Company recorded an expense and risk charge of approximately $130 for the year ended December 31, 2005.

Reinsurance Agreements with Centre Solutions (Bermuda) Limited:

Effective December 31, 2001, the Company entered into an agreement with Centre Solutions (Bermuda) Limited to reinsure substantially all of its long-term care policies then in force (the “2001 Centre Agreement”) This agreement was commuted on May 24, 2005. The Company recorded a termination fee paid to Centre of $18.3 million related to the early commutation of this agreement.

Upon the entrance of the 2001 Centre Agreement, the reinsurer was originally granted four tranches of warrants to purchase shares of non-voting convertible preferred stock. The warrants were forfeited as part of the early commutation. The value of the warrants was recorded as a deferred reinsurance premium and was being expensed over the life of the reinsurance agreement. The remaining value of approximately $7,300 was recorded as an expense in the second quarter of 2005.

The reinsurance agreement also granted the reinsurer an option to participate in reinsuring new business sales on a quota share basis. In August 2002, the reinsurer exercised its option to reinsure up to 50% of future sales, subject to a limitation of the reinsurer’s risk (the “2002 Centre Agreement”). On March 29, 2004, the reinsurer notified the Company of its decision to cease reinsuring newly issued policies on or after August 1, 2004. The 2002 Centre Agreement was commuted effective February 1, 2005 and all policies previously reinsured under the agreement were recaptured. The Company recorded a gain of $815,000 as a result of the recapture and does not currently have reinsurance for long-term care insurance policies issued between August 1, 2004 and September 30, 2005.

Other Reinsurance:

The Company has a reinsurance agreement with General Re Life Corporation with respect to home health care policies with benefit periods exceeding 36 months. No new policies have been reinsured under this agreement since 1998. Reinsurance recoveries related to this contract were the subject of arbitration that was resolved in 2006. See Note 14 “Commitments and Contingencies” for a description of current legal proceedings. The reinsurance recoverables related to this agreement were $21,250 and $11,236 at December 31, 2005 and 2004, respectively.

The Company also has a reinsurance agreement with General Re Life Corporation with respect to certain home health and nursing home claims. The claims ceded are either in excess of 60 months, $250,000 or $350,000 depending on the policy type. There have been no new policies reinsured under this agreement since 2001. The reinsurance recoverable related to this agreement was $201 and $70 at December 31, 2005 and 2004, respectively.

In addition the Company also had a coinsurance agreement with General Re Life Corporation on a previously acquired block of long-term care business, whereby 66% was ceded to a third party. Subsequent to December 31, 2005, this coinsurance agreement was recaptured as part of our arbitration with General Re Life Corporation. The reinsurance recoverable balance was $5,871 and $5,887 at December 31, 2005 and 2004, respectively. See Note 21 “Subsequent Events” for a description of the recapture of this reinsurance agreement.

The Company has an agreement with Lincoln Heritage Life Insurance Company to cede 100% of certain whole life and deferred annuity policies on an assumption basis effective December 31, 2002. Upon approval from state insurance departments in which the policies were issued, or policyholder approval as may be prescribed by state regulation, we will no longer record these policies in our financial statements.

Financial Pages (F)

The reinsurance recoverable related to this agreement was $2,623 and $2,861 at December 31, 2005 and 2004, respectively.

In 2001, the Company ceded substantially all of its disability policies to Assurity Life Insurance Company on a 100% quota share assumption basis. All policies have been legally assumed by Assurity Life Insurance Company as of December 31, 2005 and there is no reinsurance recoverable balance at December 31, 2005. The reinsurance recoverable balance at December 31, 2004 was $3,256.

The Company remains liable in the event that the reinsuring companies are unable to meet their obligations.

The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of income and comprehensive income, which are net of reinsurance activity:

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount
December 31, 2005
Ordinary life insurance In-force	$ 36,416	$ 6,174	$ 6	$ 30,248
Premiums:
Accident and health	308,116	4,750	4,421	307,787
Life	1,791	63	1	1,729
Benefits to policyholders:
Accident and health	241,414	10,834	3,453	234,033
Life	2,243	286		1,957
Increase in policy reserves:
Accident and health	46,760	(2,050)	2,441	51,251
Life	(292)	(239)	-	(53)
Commissions	38,200	772	693	38,121

December 31, 2004
Ordinary life insurance In-force	$ 39,865	$ 7,133	$ -	$ 32,732
Premiums:
Accident and health	317,674	4,325	4,621	317,970
Life	2,000	86	1	1,915
Benefits to policyholders:
Accident and health	181,003	3,279	1,446	179,170
Life	2,309	272	-	2,037
Inc in policy reserves:
Accident and health	48,615	(1,117)	1,619	51,351
Life	75	(65)	-	140
Commissions	39,139	631	607	39,115

December 31, 2003
Ordinary life insurance In-force	$ 44,192	$ 7,656	$ -	$ 36,536
Premiums:
Accident and health	319,246	4,424	4,973	319,795
Life	2,249	100	2	2,151
Benefits to policyholders:
Accident and health	199,751	1,261	1,661	200,151
Life	2,172	296	-	1,876
Inc in policy reserves:
Accident and health	42,304	(1,926)	1,175	45,405

Financial Pages (F)

Life	212	(178)	-	390
Commissions	40,887	744	657	40,800
16.	Transactions with Related Parties:

Irv Levit Insurance Management Corporation, an insurance agency which is owned by our former Chairman and Chief Executive Officer, now Founding Chairman, currently produced approximately $17, $21 and $13 of renewal premiums for some of our subsidiaries for the years ended December 31, 2005, 2004 and 2003, respectively, for which it received commissions of approximately $3, $4 and $3, respectively. Irv Levit Insurance Management Corporation also received commission overrides on business written for some of our subsidiaries by certain agents, principally general agents who were its agents prior to January 1979 and any of their sub-agents hired prior and subsequent to January 1979. These commission overrides totaled approximately $227, $452 and $433 for the years ended December 31, 2005, 2004 and 2003, respectively.

A member of the Company’s board of directors and the chairman of its audit committee was a senior executive with Advest, Inc., an investment banking firm, which has provided investment banking services in the past and that the Company engaged as a financial advisor in a past offering of its 6 1/4% Convertible Subordinated Notes due 2008. This firm received $580 in advisory fees in 2003. There were no advisory fees paid in 2005 and 2004.

A member of the Company’s board of directors had in the past been a principal and had an ownership interest in U.S. Care, Inc., a marketing organization to which the Company paid commissions of $181, $170 and $165 in 2005, 2004 and 2003, respectively. The Company also made a loan of $100, with interest applied at 9%, to U.S. Care, Inc. in 2001, which is guaranteed by renewal commissions payable to the Company in future periods. The outstanding balance on the loan was $90 and $106 at December 31, 2005 and 2004, respectively. The outstanding balance was paid in full in 2006.

17.	Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and investments. The Company places its cash and cash equivalents and investments with high quality financial institutions, and attempts to limit the amount of credit exposure to any one institution. However, at December 31, 2005, and at other times during the year, amounts in any one institution exceeded the Federal Deposit Insurance Corporation limits. The Company is also a party to certain reinsurance transactions whereby the Company remains ultimately liable for claims exposure under ceded policies in the event the assuming reinsurer is unable to meet its commitments due to default or insolvency.

18.	Fair Value of Financial Instruments:

Fair values are based on quoted market prices. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The fair value amounts presented do not purport to represent and should not be considered representative of the underlying value of the Company.

The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:

Financial Pages (F)

Investments — The fair values of fixed maturities are based on quoted market prices. It is not practicable to determine the fair value of policy loans since such loans are not separately transferable and are often repaid by reductions to benefits and surrenders.

Notional experience account – The fair value of the notional experience account reflects the market value of the underlying benchmark indices, which are comprised of US treasury strips, agencies and investment grade corporate bonds.

Cash and cash equivalents — The statement value approximates fair value.

Long-term debt — The convertible, subordinated debt, as a publicly traded instrument, has a readily accessible fair market value, and, as such, is reported at that value. This value incorporates the fair value of the preferred interest on early conversion liability.

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Investments:
Bonds, available for sale	$1,000,053	$1,000,053	$ 59,171	$ 59,171
Policy loans	356	356	338	338
Cash and Cash Equivalents	20,243	20,243	15,296	15,296
Notional experience account	-	-	901,368	901,368

Financial liabilities:
Convertible debt	$ -	$ -	$ 85,167	$105,098
19.	Equity Issuance:

In 2005, 2004 and 2003, the Company completed private placements of 16, 25 and 25 shares, respectively, as compensation to its financial advisor. In 2005 the Company completed private placements of 11 shares as compensation to one of its independent agents. There was no compensation to agents in the form of shares in 2004 or 2003. In 2005 the Company issued 12 shares as a result of the exercise of options. There were no exercises of options in 2004 or 2003.

In 2005 and 2004, holders of $40,049 and $29,499, respectively, of the Company’s Notes elected to convert their notes into shares of the Company’s common stock. As a result, the Company issued 5,721 and 4,214 shares and issued additional shares of 69 and 373 as early payment of interest otherwise payable through October 15, 2005 during 2005 and 2004, respectively. In addition, $38 was paid in cash. On November 4, 2005, $46,544, the remaining balance of the convertible debt due 2008, mandatorily converted to 6,649 shares of the Company’s common stock.

20.	Sale Leaseback:

During 2005, the Company entered into a sale leaseback agreement under which it sold property and equipment, consisting entirely of software, with a value of $4,558 to a third party and agreed to lease back the same equipment.  Since the Company retains all the risk and reward of ownership of the leased property and there is $3,500 of collateral related to this agreement, the sale leaseback feature of the lease agreement does not meet the requirements of sale accounting. As such, the transaction is accounted for as a financing arrangement with no gain or loss recognized on the sale of the assets. Although the term of the lease is two years a portion of the lease payments did not begin until 2006 and therefore there are payments that extend until 2008.

The Company recorded $508 in interest expense related to the lease for the year ended December 31, 2005.

Financial Pages (F)

Minimum annual rentals for the term of the lease are as follows:

Year	Capital Lease
2006	$ 2,400
2007	849
2008	99
3,348
Less executory costs	(190)
Net minimum lease payments under capital lease	3,158
Less amount representing interest	(373)
Present value of the net minimum lease payments under capital lease	$ 2,785

21.	Letters of Credit:

The Company had letters of credit totaling $52,200 at December 31, 2005, which allowed its subsidiaries to receive statutory reserve credit and statutory surplus credit for its Imagine reinsurance agreements.

22.	Subsequent Events:

In December 2006 the Company entered into a purchase agreement to acquire Southern Security Life Insurance Company (“Southern Security”), a Florida-domiciled shell insurance company. The purchase agreement is conditioned upon the approvals of the Florida and Pennsylvania Insurance Departments, which are still pending. The purchase price for Southern Security Life Insurance Company consisted of $400,000 plus the capital and surplus of Southern Security as of December 31, 2006, which was $3,861,363, plus all investment income and interest on the capital and surplus accruing between December 31, 2006 and the date of final distributions from escrow, which has not yet been determined.

In January 2006 the Company ceded all of our remaining life policies to an unaffiliated insurer on a 100% quota share assumption basis. Upon approval from state insurance departments in which the policies were issued, or policyholder approval as may be prescribed by state regulation, we will no longer record these policies in our financial statements. The Company transferred cash equal to the statutory reserves to the reinsurer and eliminated its carried deferred acquisition costs for these policies, which results in the recording of a loss of $2,323 in 2006.

In December 2006 the Company entered into a release and settlement agreement with General Re Life Corporation relating to two reinsurance agreements. Under the terms of this agreement General Re Life Corporation will resume its obligations under the excess of loss reinsurance treaties. As a result of this settlement, the Company released a contingency reserve of approximately $1,000. For the quota share agreement General Re Life Corporation has agreed to pay the Company $5,200 to recapture the business, effective October 1, 2006. As a result of the recapture, the Company has recorded the policy and claim reserves related to this business and recorded a loss of approximately $800.

Financial Pages (F)

23.	Condensed Financial Statements:

The following lists the condensed financial information for the parent company as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
(PARENT COMPANY)
Balance Sheets
(amounts in thousands, except per share information)

ASSETS	2005	2004
Bonds available for sale at market (amortized cost of $4,345 and $2,242, respectively)	$ 4,300	$ 2,247
Cash and cash equivalents	413	9,611
Investment in subsidiaries*	252,284	270,692
Due from subsidiaries*	1	-
Other assets	247	10,586
Total assets	$257,245	$ 293,136

LIABILITIES AND SHAREHOLDERS' EQUITY
Preferred interest on early conversion	$ -	$ 1,403
Long-term debt, less discount of $0 and $1,426, respectively	-	85,167
Accrued interest payable	-	1,795
Accounts payable and other liabilities	2,315	7,401
Total liabilities	2,315	95,766

Shareholders' equity
Preferred stock, par value $1.00; 1,250 shares
authorized, none outstanding (1)	-	-
Common stock, par value $.10; 37,500 shares authorized,
23,502 and 11,023 shares issued, respectively (1)	2,350	1,102
Additional paid-in capital (1)	226,922	140,595
Accumulated other comprehensive (loss) income	(15,920)	147
Retained earnings	48,283	62,231
	261,635	204,075
Less 229 of common shares held in treasury, at cost (1)	(6,705)	(6,705)
Total shareholders' equity	254,930	197,370
Total liabilities and shareholders' equity	$257,245	$ 293,136

* Eliminated in consolidation.
(1) 2004 adjusted to reflect impact of reverse stock split (See Note 2).

The condensed financial information should be read in
conjunction with the Penn Treaty American Corporation and
Subsidiaries consolidated statements and notes thereto.

Financial Pages (F)

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
(PARENT COMPANY)
Statements of Operations
for the Years Ended December 31, 2005, 2004, and 2003
(amounts in thousands)

	2005	2004	2003

Investment and other income	$ 238	$ 150	$ 180
Change in preferred interest on early conversion liability	1,403	2,237	(981)
General and administrative expense	(2,946)	(4,890)	(6,601)
Litigation accrual expense	3,000	(4,150)	-
Warrant expense related to commutation	(7,267)	-	-
Interest expense	(6,003)	(9,713)	(7,682)
Loss before equity in undistributed net
earnings of subsidiaries*	(11,575)	(16,366)	(15,084)
Equity in undistributed net earnings
of subsidiaries*	(2,373)	36,902	1,914
Net (loss) income	(13,948)	20,536	(13,170)
Retained earnings, beginning of year	62,231	41,695	54,865
Retained earnings, end of year	$ 48,283	$ 62,231	$ 41,695

*Eliminated in consolidation.

The condensed financial information should be read in
conjunction with the Penn Treaty American Corporation and
Subsidiaries consolidated statements and notes thereto.

Financial Pages (F)

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
(PARENT COMPANY)
Statements of Cash Flows
for the Years Ended December 31, 2005, 2004 and 2003
(amounts in thousands)

	2005	2004	2003
Net (loss) income	$ (13,948)	$ 20,536	$ (13,170)
Adjustments to reconcile net (loss) income
to cash used in operations:
Equity in undistributed earnings of subsidiaries	2,373	(36,902)	(1,914)
Depreciation and amortization	10,279	3,813	2,922
Change in preferred interest on early conversion liability	(1,403)	(2,237)	981
Equity issued for interest expense from long-term debt conversions	655	2,809	1,069
Net realized losses (gains)	38	(7)	(60)
Other, net	(5,120)	(129)	(1,232)
Net cash used in operations	(7,126)	(12,117)	(11,404)

Cash flows from investing activities:
Sales and maturities of investments	4,004	6,442	9,592
Purchase of investments	(6,167)	(4,177)	(9,589)
Proceeds from the sale of property & equipment	9	-	-
Acquisition of property and equipment	-	(57)	-
Net cash (used in) provided by investing activities	(2,154)	2,208	3

Cash flows from financing activities:
Contribution to subsidiary	-	(6,850)	(12,227)
Dividend from subsidiary	-	-	475
Repayment of long-term debt	-	-	(8,957)
Issuance of long-term debt	-	26,000	32,421
Proceeds from exercise of stock options	82	-	-
Net cash provided by financing activities	82	19,150	11,712

(Decrease) increase in cash and cash equivalents	(9,198)	9,241	311

Cash and cash equivalents balances:
Beginning of year	9,611	370	59
End of year	$ 413	$ 9,611	$ 370

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ 4,930	$ 5,393	$ 4,299

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended December 2005, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005. Based upon this evaluation, our CEO and the CFO concluded that, for the reasons set forth below, our disclosure controls and procedures were not effective as of December 31, 2005.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2005:

As of December 31, 2005, we did not have adequate in-house financial and actuarial expertise with respect to our ability to review the results related to reserves calculated by our consulting actuarial firm or to review the results from other outside professionals we utilize in the preparation of our financial statements, such as taxes. As a result, we recorded an adjustment to our claim reserves and completed the final determination of our estimated claim reserves in an untimely manner. This adjustment was recorded prior to the issuance of the financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness. Due to the timing of the filing of our 2005 Form 10-K and therefore the timing of the remediation of this material weakness, we anticipate that this item will also be a material weakness as of December 31, 2006. However, assuming the successful implementation of Management’s Remediation Plan described below, we do not expect this to be a material weakness for the year ended December 31, 2007.

As of December 31, 2005, we had inadequate controls over the selection and application of accounting policies and practices consistent with U.S. generally accepted accounting principles related to assessing materiality of errors. This material weakness resulted from our correction of errors that were considered immaterial to prior years during the 2nd quarter of 2005. These prior year immaterial errors were considered material to the 2nd quarter of 2005.  These errors related to accounting for return on premium benefit expense.  The correction of these prior year errors will be accounted for as a cumulative adjustment to retained earnings at January 1, 2005 as the Company has early adopted SAB 108 and will require the Company to restate its 2005 quarterly financial statements.

As of December 31, 2005, we did not maintain adequate controls over our claims payment process. The claims system did not have sufficient automated controls in place to ensure accurate claims payments. Although there were compensating procedural controls, they were not effective on a consistent basis and therefore did not appropriately mitigate the risk exposure. Accordingly, management has determined that this control constitutes a material weakness. Due to the timing of the filing of our 2005 Form 10-K and therefore the timing of the remediation of this material weakness, we anticipate that this item will also be a material weakness as of December 31, 2006. However assuming the successful implementation of Management’s Remediation Plan described below, we do not expect this to be a material weakness for the year ended December 31, 2007.

Because of these material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria in Internal Control-Integrated Framework issued by the COSO. Management communicated its conclusions to the Audit Committee of the Company’s Board of Directors.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report that appears in Item 8 of this Annual Report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Plan

1.

We are in the process of hiring the appropriate financial and actuarial resources to assist in the process of implementing the controls to appropriately review our reserves calculated by our consulting actuarial firm.  We will continue the development of policies, processes and procedures while we are in the process of hiring the resources needed to assist in the review of the reserves calculated by our consulting actuaries.  Management believes that our controls and procedures will improve as a result of the further implementation of these measures, and that this will not be a material weakness for the year ended December 31, 2007.

2.

In response to the material weakness related to our claims payment process, we have developed and are in the process of implementing a remediation plan that we expect to have completed early in the first half of 2007.   The following describes the remedial actions we continue to implement in the claims payment process:

•	We plan to incorporate additional procedural and automated system controls in our claim payment process, which are designed to ensure the accuracy of claims payments.

•

We plan to restructure and implement comprehensive claim audits, which are designed to discover inaccuracies and faulty decisions so that these items can be corrected in a timely manner and new training protocols established.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Penn Treaty American Corporation

Allentown, PA

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Penn Treaty American Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penn Treaty American Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and are generally included in management’s assessment.

1.

As of December 31, 2005, Penn Treaty American Corporation had inadequate controls over the selection and application of accounting policies and practices consistent with U.S. generally accepted accounting principles related to assessing materiality of errors. This material weakness resulted from the Company’s correction of errors during the second quarter of 2005 that were considered immaterial to each individual prior year affected by this error. The cumulative effect of these immaterial errors made in each of the prior years 1999 to 2004 was considered material to the 2nd quarter of 2005.  These errors related to accounting for return on premium benefit expense.  The correction of these prior year errors will be accounted for as a cumulative adjustment to retained earnings at January 1, 2005 as the Company has early adopted Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, and will require the Company to restate its 2005 quarterly financial statements. Specifically, the Company did not recognize the expense in the proper periods due to the misapplication of U.S. generally accepted accounting principles.

2.

The Company needs additional in-house financial and actuarial resources to accurately and timely complete financial reporting requirements. Due to the lack of a qualified in-house actuary to interpret the actuarial calculations prepared by the Company's outside actuary, the external audit process identified errors and revisions to the underlying supporting documentation related to the 2005 claims reserves. This resulted in actuarial estimates and calculations that were not supported by reasonable assumptions in a timely manner.  Further, a material adjustment to the 2005 financial statements was required to the overall top-sided adjustments made to the calculation from the actuarial model. Year-end 2005 was the Company’s first required year of documenting, testing and reporting its maintenance of effective control over financial reporting. Additionally, the Company currently relies on other outside professionals to assist in the financial reporting area, including accounting for income taxes. Additional in-house resources would enable the Company to further develop their controls related to timely review, documentation and accuracy in these areas. The Company was required to make an assessment of its internal control over financial reporting as of December 31, 2005, however it was not until March 2007 that the Company completed its process.

3.

The Company did not maintain adequate controls over the claims processing and payment areas to analyze and record appropriate adjustments to the claims payables and expense or monitor the proper determination and processing of claim payments. Numerous deficiencies were generally aggregated into two areas; claims processing (including claim maximum benefits, authority limits, check processing, and routine payment issues), and claims quality assurance department (responsible for the identification of errors and fraud).

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 23, 2007 on those financial statements.

In our opinion, management’s assessment that Penn Treaty American Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Penn Treaty American Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn Treaty American Corporation and subsidiaries as of December 31, 2005 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended and our report dated March 23, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Philadelphia, PA

March 23, 2007

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table and paragraphs set forth information about the current nominees and the other persons who will continue to serve as directors of Penn Treaty American Corporation (“Penn Treaty” or “the Company”). The information has been furnished to Penn Treaty by the directors.

Director Name	Age	Position(s) with Penn Treaty	Since
Class I: Directors continuing for terms expiring in 2006(1):
William W. Hunt, Jr.	47	President, Chief Executive Officer and Director	2003
Domenic P. Stangherlin	80	Director	1971
Eugene J. Woznicki	64	Director	2005
Class II: Directors continuing for terms expiring in 2007(1):
Alexander M. Clark	73	Director	1999
Patrick E. Falconio	65	Director	2004
Matthew W. Kaplan	48	Director	2001
Class III: Directors continuing for terms expiring in 2008(1):
Francis R. Grebe	75	Director	1999
Gary E. Hindes	56	Chairman of the Board of Directors	2002
Peter M. Ross	67	Director	2003

(1) Penn Treaty’s By-Laws provide that the election of Directors shall occur at the Annual Meeting of Shareholders, and that each Director shall hold office until his or her successor is elected and qualified. Since Penn Treaty did not hold an Annual Meeting of Shareholders in 2006, the Directors have continued to serve in such capacity and will continue to serve until their successors are elected and qualified at Penn Treaty’s next Annual Meeting of Shareholders.

_____________

For your information, Penn Treaty’s insurance company subsidiaries are American Independent Network Insurance Company of New York (“AINIC”), American Network Insurance Company ("ANIC") and Penn Treaty Network America Insurance Company ("PTNA"). Penn Treaty’s other wholly owned direct and indirect subsidiaries are Network Insurance Senior Health Division, Inc. (“NISHD”), Senior Financial Consultants Company (the "Agency") and United Insurance Group Agency, Inc. (“UIG”).

William W. Hunt, Jr. has served as President of Penn Treaty, AINIC, ANIC and PTNA since May 2002, and assumed the position of Chief Executive Officer of Penn Treaty, AINIC, ANIC and PTNA in May 2003. In May 2003, Mr. Hunt became a Director of Penn Treaty, and Chairman of the Board of Directors of AINIC, ANIC and PTNA. He has also served as Director of NISHD and the Agency since April 2003 and of UIG since May 2004. From May 2002 to May 2003, Mr. Hunt served as President and Chief Operating Officer, and from May 2001 to May 2002 he served as Senior Vice President of Finance, of Penn Treaty, AINIC, ANIC and PTNA. From 1999 to 2000, Mr. Hunt served as Vice President and Chief Financial Officer of the Individual Life Insurance Unit of Prudential Insurance Company of America. From 1997 to 1999, Mr. Hunt served as Vice President of Corporate Planning and Development for Provident Mutual Life Insurance Company. Prior to joining Provident, Mr. Hunt served in financial management roles at Advanta Corporation, Covenant Life Insurance Company and Reliance Insurance Companies. Mr. Hunt, a Certified Public Accountant, began his career as an auditor with Touche Ross & Co. His academic background includes a Masters in Business Administration from Widener University and a Bachelor of Science degree from St. Joseph's University in Philadelphia. Mr. Hunt has over 15 years experience in the insurance business.

Domenic P. Stangherlin has served as Director of Penn Treaty since 1971, of the Agency since 1988, of PTNA since 1989 and of ANIC since 1996. Mr. Stangherlin also served as Secretary of Penn Treaty from 1971 to 1999, of the Agency from 1988 to 2000, of PTNA from 1989 to 2000, of ANIC from 1996 to 2000, and of AINIC from 1997 to 2000. Mr. Stangherlin is the owner and manager of the Line Tool Company, a manufacturer of micropositioners, located in Allentown, Pennsylvania.

Eugene J. Woznicki was appointed by the Board of Directors in October 2005 to fill the vacant director position created by the resignation of Irving Levit, PTAC’s Founding Chairman, in June 2005. In December 2005, he was appointed by the Board of Directors to fill the vacant director position for AINIC and PTNA. Mr. Woznicki has over 30 years’ experience as a senior executive in a varied number of industries and disciplines. He currently serves as President of Southwestern Life Plans, Inc., an elder financial planning company. Prior to his current position, Mr. Woznicki served as President of National Health Administrators, a large privately held captive insurance agency specializing in long-term care insurance, a position he held from 1997 to 2004. Since 2003, Mr. Woznicki has also served as Director of Financial Industries Corporation, a publicly owned Texas domiciled company that markets and underwrites individual life insurance products.

Alexander M. Clark has served as Director of Penn Treaty since 1999 and of AINIC since its inception in 1997. Mr. Clark has served as Managing Director of the Insurance Investment Banking Group at Sanders Morris Harris, Inc., a publicly owned financial services company headquartered in Houston, Los Angeles and New York, since February 2006. From October 1993 to January 2006, Mr. Clark served as Managing Director of Advest, Inc., a financial services company. He previously served as Senior Vice President at Gramercy Partners and McKinley Allsopp, both of New York; as President of John Alden Life Insurance Company of New York; and as Associate Director of Research at Dean Witter & Co. Mr. Clark is a graduate of Dartmouth College and Harvard Business School, where he earned a M.B.A., and he pursued further studies at Brown University. Mr. Clark has earned the Chartered Financial Analyst designation. Mr. Clark has also served as a Director of Pennsylvania National Insurance Group since 1989, of Great American Life Insurance Company of New York, a subsidiary of Great American Financial Resources, Inc., since 2001, and of Unity Financial Life Insurance Company, an affiliate of Unity Mutual Life Insurance Company, since 2002.

Patrick E. Falconio was elected to serve as Director of Penn Treaty at the Annual Meeting of Shareholders in May 2004. He has also served as Director of PTNA since May 2004. He retired in 1999 as Executive Vice President and Chief Investment Officer of Aegon USA, Inc., a position he held since 1987. Since 2003, he has served as Director of Financial Industries Corporation, a publicly owned Texas domiciled company that markets and underwrites individual life insurance products. He also serves as Director for one non-public company and for several charitable organizations. Mr. Falconio holds a Chartered Financial Analyst designation and is a graduate of Duquesne University. He also holds an M.B.A. from the University of Georgia.

Matthew W. Kaplan has served as Director of Penn Treaty and AINIC since 2001.  He has also served as Director of NISHD since May 2004.  He is currently Chairman of Northstar Telefilms, Inc., a film production company, a position he has held since 1999; Chairman of Crown Reinsurance Company (Cayman) Limited, a licensed reinsurance company, a position he has held since 1999; and Managing Director of Actis Assurance Segregated Portfolio Company, a Cayman Island domiciled insurance company, a position he has held since 2003. Previously, he was co-founder of Oakbridge Capital Partners LLC., and was President and Chief Executive Officer of U.S. Care, Inc. from 1996 to 2000.  Prior to joining U.S. Care, he served as Vice Chairman and General Manager of the North Melbourne Giants Basketball Pty. Ltd. From 1989 to 1994, he served as Senior Consultant, Strategic Planning and Evaluation for the World Health Organization, Regional Office for Europe and held a similar position with the Commission for the European Communities. Mr. Kaplan is a member of the Board of Directors of the American Manufacturers Warranty Association and a founding director of Cancervive. Mr. Kaplan is also a member of the Board of Trustees for the UCLA Center on Aging.

Francis R. Grebe has served as Director of Penn Treaty since 1999 and as Director of PTNA since May 2004. Mr. Grebe has been a Senior Vice President at The Pennsylvania Trust Company, a trust and investment management services firm located in Radnor, Pennsylvania, since February 2004. Mr. Grebe was previously a partner at the investment counseling firm of Davidson Investment Counselors, formerly James M. Davidson and Company. He held this position from 1988 to February 2004. Mr. Grebe also served as an Administrative Officer of Davidson Trust Company, formerly The Main Line Trust Company, a private fiduciary, from 1996 to December 2003. Mr. Grebe has over 40 years experience with leading financial institutions in the trust and investment area, including Girard Trust Bank, Philadelphia National Bank and U.S. Trust Company of Florida. Mr. Grebe currently serves as a Director of the Athenaeum of Philadelphia and as a Trustee of The Guthrie Healthcare System. He is

also a Director and former President of Family Services of Montgomery County, Pennsylvania and currently serves on The Board of Surrey Services for Seniors, as well as a Director of Associated Services for the Blind, Philadelphia, Pennsylvania. He also serves as Trustee of the Meshewa Farm Foundation and The Sylvan Foundation. Mr. Grebe is a Phi Beta Kappa graduate of the University of Rochester and the University of Michigan Law School.

Gary E. Hindes has served as non-executive Chairman of the Board of Directors of Penn Treaty since May 2003 and has served as Director of Penn Treaty since 2002. He has also served as Director of UIG since May 2004. Mr. Hindes has served as Managing Director of Deltec Asset Management, LLC, a professional investment management firm located in New York City, since 2000. From 1996 to 2000, Mr. Hindes was a principal of PMG Capital, Inc., a Philadelphia investment banking and brokerage concern. From 1986 to 1996, Mr. Hindes served as Chief Executive Officer of the Delaware Bay Company, Inc. Mr. Hindes has formerly served on the Board of Directors of Lancer Industries and Intranet Corporation. From 1982 to 2005, Mr. Hindes was Chairman of the Board of Trustees of Wilmington Head Start, Inc. and from 1993 to 2001 was a member of the President’s Advisory Committee on the Arts for the John F. Kennedy Center for the Performing Arts. Mr. Hindes is currently a member of the Investment Committee of the United States Holocaust Memorial Museum and is a former commissioner of the Wilmington Housing Authority.

Peter M. Ross has served as Director of Penn Treaty since December 2003, and as Director of PTNA and ANIC since May 2004. Mr. Ross has over thirty years experience in the development and implementation of public financial policy. He has served as an independent consultant on public policy since November 2004. From 2002 until his retirement in February 2005, Mr. Ross served as a Senior Policy Scientist with the Institute for Public Administration with the University of Delaware, where he was involved in assisting local government with budget management. He held the same position in 2000. Mr. Ross previously served as the State of Delaware Budget Director from 2001 to 2002 and from 1994 to 2000; as Director of Operations, Office of Controller General, State of Delaware; as a Senior Legislative Fiscal Management Analyst, Office of Controller General, State of Delaware; and as Chief Administrative Officer, New Castle County, Delaware. Mr. Ross is a member of the Delaware Economic Forecasting Advisory Committee and serves as Co-Chairman of the Delaware Compensation Commission. He holds a Bachelor of Arts in Political Science and a Master of Arts in Public Administration.

Other Executive Officers of Penn Treaty

Mark D. Cloutier (41) has served as Chief Financial Officer and Treasurer of Penn Treaty, AINIC, ANIC and PTNA since May 2004. He also served as Senior Vice President of Penn Treaty, AINIC, ANIC and PTNA from May 2004 to December 2006, and was promoted to Executive Vice President in December 2006. Mr. Cloutier previously served as Vice President and Chief Accounting Officer of Penn Treaty, AINIC, ANIC and PTNA from August 2002 to May 2004. He has been serving as a Director of NISHD and UIG since December 2005. From September 2001 to August 2002, Mr. Cloutier held the position of Assistant Vice President of Operational Accounting and Analysis with a major health insurer based in Philadelphia, PA. Previously, he served as a senior manager with a Big Four public accounting firm. With over 10 years of experience in the financial services sector, Mr. Cloutier has specialized in the complex accounting issues and financial management of insurance companies, banks and employee benefit plans. His expertise includes an intimate knowledge of the accounting treatment for long-term care insurance contracts, public reporting and internal financial controls. Mr. Cloutier is a Certified Public Accountant and earned his B.S. from Temple University. Mr. Cloutier is a member of both the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

James M. Heyer (43) has served as a Senior Vice President of AINIC, ANIC and PTNA since May 2002. Mr. Heyer also served as the Chief Operating Officer of AINIC, ANIC and PTNA from January 1999 to May 2002. Mr. Heyer has served as Director of AINIC since 1997 and of ANIC since 1996. He also served as Director of Penn Treaty from May 2001 to May 2002. From 1993 to 1998, Mr. Heyer served as the companies’ Vice President of Administration. As Senior Vice President, Mr. Heyer oversees all aspects of underwriting, compliance, risk analysis and product development for AINIC, ANIC and PTNA. Prior to joining Penn Treaty in 1988, Mr. Heyer was employed by The Guardian Life Insurance Company of North America. Mr. Heyer received his B.S. in Business Administration and Marketing from Penn State University. Mr. Heyer has over 16 years experience in the insurance business.

Stephen R. La Pierre (49) has served as Senior Vice President, Claims Management & Policyholder Services of AINIC, ANIC and PTNA since January 2005. Mr. LaPierre has over 20 years of healthcare and long-term care insurance risk management experience. From 2002 to January 2005, he served as the President of La Pierre & Associates, LLC, a consulting firm that provided comprehensive claim management and long-term care insurance operations risk audit services to insurance carriers and third party administrators. As an independent consultant, Mr. La Pierre provided consulting services to many top long-term care insurers in the nation, including Penn Treaty. From 1996 to 2002, he held various risk management positions with the long-term care insurance division of Fortis/John Hancock Financial Services, most recently as Vice President Underwriting and Claims from 1999 to 2002, and also held various roles in PPO network development and healthcare administration. Mr. La Pierre holds an M.B.A. from the University of Wisconsin-Milwaukee, and a Bachelor's degree from the University of Wisconsin-Parkside.

Patrick D. Patterson (54) served as Executive Vice President and Chief Marketing Officer of Penn Treaty, AINIC, ANIC, and PTNA from April 2003 to August 2005. Since August 2005, Mr. Patterson has served as President & CEO of UIG. He also serves as Director of AINIC, NISHD and UIG. Mr. Patterson founded UIG in 1980, serving as President and Chief Executive Officer of UIG until its acquisition by Penn Treaty in 1999. Prior to 1980, Mr. Patterson was employed as an agent and sales manager with Bankers Life and Casualty Insurance Company.

Bruce A. Stahl (48) served as Chief Actuary of Penn Treaty, AINIC, ANIC, and PTNA from July 2001 to September 2006, and also served as Senior Vice President of Penn Treaty, AINIC, ANIC and PTNA from March 2004 to September 2006. Mr. Stahl previously served as Vice President of Penn Treaty, AINIC, ANIC and PTNA from July 2001 to March 2004. From 1994 to 2001, Mr. Stahl owned BAS Actuarial Services, an actuarial consulting services firm. Prior to 1994, Mr. Stahl served as a consulting actuary for KPMG and as Assistant Actuary for American Integrity Insurance Company. Mr. Stahl is a graduate of the Wharton School of the University of Pennsylvania, and is a member of the Society of Actuaries and the American Academy of Actuaries.

Cameron B. Waite (46) has served as Executive Vice President of Strategic Operations of Penn Treaty, AINIC, ANIC and PTNA since May 2004. He previously served as Executive Vice President of Penn Treaty, AINIC, ANIC and PTNA from May 2002 to May 2004, and as Chief Financial Officer of Penn Treaty from May 1996 to May 2004. Mr. Waite also serves as Director of AINIC and ANIC. He previously served as Director of NISHD and UIG until December 2005. From 1994 to 1996, Mr. Waite was Chief Financial Officer and Treasurer of Blue Fish Clothing, Inc. From 1983 to 1994, Mr. Waite held various positions with Independence Bancorp, Inc., which merged with CoreStates Financial Corporation, his last position being Vice President of Asset Liability Management. Mr. Waite holds a B.A. in Economics from Dickinson College and an M.B.A. from Lehigh University.

Audit Committee

The Audit Committee is comprised of independent directors. Both currently and at December 31, 2005, the members of the Audit Committee are/were Mr. Clark, Mr. Hindes and Mr. Ross. The Audit Committee met seven times in 2005. Based on the Board’s qualitative assessment of Mr. Hindes’ level of knowledge and experience, the Board has determined that Mr. Hindes, who currently serves as Managing Director of a professional investment management firm, is the Audit Committee financial expert. Mr. Hindes is independent as that term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. For more information regarding Mr. Hindes’ relevant experience, please see his biographical information.

The principal functions of the Audit Committee are (i) to assist Board oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, and the performance of the Company’s internal audit function and independent auditors; and (ii) to prepare an audit committee report as required by the Securities and Exchange Commission to be included in the Company’s annual proxy statement. The Audit Committee’s Charter is posted on Penn Treaty’s website (www.penntreaty.com).

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require that Penn Treaty disclose delinquent filings of reports of stock ownership (and changes in stock ownership) by its directors, executive officers and persons who own more than 10% of a registered class of Penn Treaty’s equity securities. To the best of Penn Treaty’s knowledge, all Form 3, Form 4 and Form 5 reports were timely filed in 2005, except for (i) Mr. Hunt’s Form 4 reports for transactions on April 18, 2005 and June 2, 2005, which were reported to the Securities and Exchange Commission on April 26, 2005 and June 8, 2005, respectively; (ii) Mr. Cloutier, Mr. Heyer, Mr. Patterson, Mr. Stahl and Mr. Waite’s Form 4 reports for transactions on April 18, 2005, all of which were reported to the Securities and Exchange Commission on April 26, 2005; (iii) Mr. Woznicki’s Form 4 report for a transaction on November 2, 2005, which was reported to the Securities and Exchange Commission on

November 10, 2005, and (iv) Mr. Clark’s Form 4 report for a transaction on November 4, 2005, which was reported to the Securities and Exchange Commission on April 25, 2006.

Code of Ethics

We have a Code of Business Conduct and Ethics in place for all of our employees and directors, as well as a Code of Ethics for the Chief Executive Officer and Senior Financial Executives.  We provide access through our website to current information relating to corporate governance.  Copies of our Audit Committee Charter, our Nominating and Corporate Governance Committee Charter, our Code of Ethics for the Chief Executive Officer and Senior Financial Executives, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics for all employees and directors, our Compensation Committee Charter and other matters impacting our corporate governance program are accessible on our website.  We intend to post on our website any amendments to, or waivers from, our Code of Ethics for the Chief Executive Officer and Senior Financial Executives, which are required to be disclosed by applicable law, rule or regulation.

Item 11.           Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Penn Treaty for the fiscal years ended December 31, 2003, 2004 and 2005 for the Chief Executive Officer and the four other most highly compensated individuals who were Executive Officers at December 31, 2005.

					Long-Term
		Annual Compensation			Compensation
Name and				Other	Securities Underlying	All Other Compensation
Principal Position	Year	Salary	Bonus	(1)	Options (2)	(3)

William W. Hunt, Jr.	2005	$ 287,717	$ 138,793	$ 0	75,000	$ 21,253
President and Chief	2004	$ 291,966	$ 96,250	$ 0	18,750	$ 10,950
Executive Officer	2003	$ 266,454	$ 68,600	$ 0	18,750	$ 9,600

Cameron B. Waite	2005	$ 249,005	$ 48,204	$ 0	10,000	$ 16,482
Executive Vice President	2004	$ 248,436	$ 65,520	$ 0	15,000	$ 25,019
Strategic Operations	2003	$ 234,000	$ 63,000	$ 0	15,000	$ 14,760

Bruce A. Stahl	2005	$ 207,205	$ 65,650	$ 0	6,750	$ 8,186
Senior Vice President	2004	$ 208,215	$ 39,780	$ 0	3,750	$ 7,440
and Chief Actuary	2003	$ 176,800	$ 34,000	$ 0	3,750	$ 6,324

Mark D. Cloutier (4)	2005	$ 189,139	$ 63,000	$ 0	6,750	$ 7,564
Senior Vice President &	2004	$ 172,846	$ 20,093	$ 0	3,000	$ 5,788
Chief Financial Officer	2003	$ 124,800	$ 8,400	$ 0	1,000	$ 3,021

James M. Heyer	2005	$ 186,797	$ 59,184	$ 0	6,750	$ 7,379
Senior Vice President	2004	$ 187,707	$ 39,780	$ 0	5,625	$ 6,825
Risk Management	2003	$ 176,800	$ 34,000	$ 0	5,625	$ 6,324

Patrick D. Patterson (5)
Former Executive Vice	2005	$ 223,991	$ 51,500	$ 0	10,000	$ 13,597
President and Chief	2004	$ 265,423	$ 31,250	$ 0	15,000	$ 8,900
Marketing Officer	2003	$ 170,193	$ 0	$ 0	5,000	$ 5,706

______________________

(1)

Represents directors' fees for each regular board meeting of the insurance company subsidiaries attended during the applicable calendar year.  Effective July 2002, directors who are Company employees no longer receive separate compensation for service on the Board of Directors or Committees of the Board of Directors.

(2)	Reflects effect of 1-for-4 reverse stock split on July 11, 2005.
(3)	Represents company contributions to Penn Treaty's 401(k) Plan on behalf of each of the named individuals and certain allowances for automobile expenses and reimbursements.
(4)	Mr. Cloutier was promoted to the position of Executive Vice President in January 2007.
(5)	Mr. Patterson’s employment with Penn Treaty ended on August 22, 2005. Includes salary received as President & CEO of UIG since August 22, 2005.

Option Grants in Last Fiscal Year

The following table sets forth information concerning grants of stock options during the fiscal year ended December 31, 2005 to each of the Company's executive officers named in the Summary Compensation Table.

Potential Realizable
Value at Assumed Compound
Annual Rates of Stock
Price Appreciation for
Individual Grants	Option Term (1)

Name	Options Granted (2)	% of Total Options Granted to Employees & Directors in Fiscal Year	Exercise or Base Price (2)	Expiration Date	5%	10%
William W. Hunt, Jr.	25,000	12.6%	$8.60	4/18/15	$135,212	$342,655
	50,000	25.2%	$8.52	6/2/15	$267,909	$678,934
Cameron B. Waite	10,000	5.0%	$8.60	4/18/15	$54,085	$137,062
Bruce A. Stahl	6,750	3.4%	$8.60	4/18/15	$36,507	$92,517
Mark D. Cloutier	6,750	3.4%	$8.60	4/18/15	$36,507	$92,517
James M. Heyer	6,750	3.4%	$8.60	4/18/15	$36,507	$92,517
Patrick D. Patterson	10,000	5.0%	$8.60	4/18/15	$54,085	$137,062

__________________________________________

(1)

The dollar amounts set forth under these columns are the result of calculations made at assumed 5% and 10% appreciation rates as required by the Securities and Exchange Commission regulations and are not intended to indicate future price appreciation, if any, of the Company's common stock.

(2)	Reflects effect of 1-for-4 reverse stock split on July 11, 2005.

Aggregated Option Exercises and Year-End Option Values

The following table sets forth the number of shares acquired on exercise of stock options and the aggregate gains realized on exercise of stock options in 2005 by the executive officers named in the Summary Compensation Table. The table also sets forth the number of shares covered by exercisable and unexercisable options held by such executive officers on December 31, 2005 and the aggregate gains that would have been realized had these options been exercised on December 31, 2005, even though these options were not exercised, and the unexercisable options could not have been exercised, on December 31, 2005.

Name	Shares Acquired on Exercise	Value Realized(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(2) Exercisable Unexercisable		Value of Unexercised In-the-Money Options at Fiscal Year-End(3) Exercisable Unexercisable
William W. Hunt, Jr.	0	$ 0	45,000	75,000	$ 130,500	$ 112,000
Cameron B. Waite	0	$ 0	32,000	10,000	$ 104,400	$ 14,400
Bruce A. Stahl	0	$ 0	7,500	6,750	$ 26,100	$ 9,720
Mark D. Cloutier	0	$ 0	5,000	6,750	$ 13,440	$ 9,720
James M. Heyer	0	$ 0	20,625	6,750	$ 39,150	$ 9,720
Patrick D. Patterson	0	$ 0	20,000	10,000	$ 68,400	$ 14,400

_________________

(1)

The value realized represents the difference between the fair market value per share of our common stock on the date of exercise and the per share exercise price multiplied by the applicable number of options.

(2)	Reflects effect of 1-for-4 reverse stock split on July 11, 2005.
(3)	These values represent the difference between the closing price per share on The New York Stock Exchange on December 31, 2005 ($10.04) and the per share exercise price of the option.
Director Compensation

Each director who is not a Company employee receives as compensation for services as a director an annual retainer of $10,000 ($15,000 for the Chairman of the Board), meeting fees of $1,500 for each Board Meeting attended ($750 for attendance by telephone) and $500 for each Committee meeting attended, including attendance by telephone (except for Committee Chairs, as explained below, and the Compensation Committee, whose members receive $1,000 for each meeting attended, including attendance by telephone) and an annual grant of 5,000 options to purchase shares of Penn Treaty common stock. The annual director’s retainer for 2005 was $20,000. Committee Chairs receive compensation as follows (including attendance by telephone): Audit Committee Chairman - $1,000 per meeting; Compensation Committee Chairman - $1,600 per meeting; and Corporate Governance/Nominating Committee Chairman - $1,000 per meeting. Directors who are Company employees receive no separate compensation for service on the Board of Directors or Committees of the Board of Directors. These compensation policies were adopted by the Board in November 2005.

Information with respect to the share ownership of the directors and the nominees is set forth below. See "Principal Shareholders."

Change in Control, Employment and Consulting Agreements

Penn Treaty has entered into Change in Control Agreements with each of the executive officers named in the Summary Compensation Table. Under these agreements, if Penn Treaty merges into another entity or ownership of the voting control of Penn Treaty otherwise changes and, as a result of such change in control, any of the named executive officers are terminated or their positions or work locations are materially changed at any time during the three-year period after the change in control, they will be entitled to receive a lump sum payment equal to the aggregate base salary they would have received through the end of the three-year period and they shall be entitled to continue to receive certain other insurance and retirement benefits for the remainder of the three-year period.

The Company and William W. Hunt, Jr. entered into an Employment Agreement on June 1, 2001 under which it was agreed that Mr. Hunt will serve in an executive capacity for the Company on an at-will basis for an unspecified term. Pursuant to the Agreement, Mr. Hunt’s salary is determined at the discretion of the Board of Directors and Mr. Hunt is eligible to participate in the various employee benefit plans that cover Penn Treaty’s salaried employees and executives, including insurance benefits, stock option grants and bonus programs. The Agreement provided for an initial grant to Mr. Hunt of 7,500* stock options at an exercise price of $13.60* with 2,500* options vesting on the initial grant date and the remaining options vesting on July 31, 2002. If Penn Treaty terminates the Agreement for a reason other than cause, or if Mr. Hunt terminates the Agreement for good reason as defined in the Agreement, Penn Treaty shall pay Mr. Hunt a severance payment in an amount equal to twelve months of Mr. Hunt’s most current base salary rate. *Figures reflect effect of 1-for-4 reverse stock split on July 11, 2005.

On April 28, 2003, the Company executed a Consulting Agreement with its former Chief Executive Officer, Irving Levit. Mr. Levit’s Consulting Agreement provided that he was to serve as the Founding Chairman of the Company for up to two years. Mr. Levit resigned as Founding Chairman of Penn Treaty and as Director of AINIC, ANIC and PTNA effective June 2, 2005. Under the terms of the Consulting Agreement, beginning on May 24, 2003 and continuing until the end of the consulting arrangement, Mr. Levit was to provide certain services to the Company, in exchange for which the Company was to pay him an annual retainer of $100,000 and provide him with other standard Company benefits. Additionally, the Company has agreed to pay Mr. Levit or his spouse, beginning on May 23, 2003 and continuing until the later of Mr. Levit’s death or the death of his spouse, a retirement benefit of $100,000 per year. If Penn Treaty merges into another entity or ownership of the voting control of Penn Treaty otherwise changes, the consulting arrangement between Penn Treaty and Mr. Levit will terminate automatically. Upon such termination, Mr. Levit will receive what he would have received under his Change of Control Agreement if he had been employed by Penn Treaty at the time of a change of control with a base salary equal to the amount of his annual retainer under the Consulting Agreement. Penn Treaty also will make a single lump sum payment to Mr. Levit equal to the actuarial present value of the remaining retirement annual payments. Penn Treaty has also agreed to provide Mr. Levit with health and welfare benefits comparable to those the Company offers to its executives from time to time until the later of Mr. Levit’s death or the death of his spouse.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee of the Board of Directors are Mr. Falconio, Mr. Ross and Mr. Woznicki, who are independent, non-employee directors. The members of the Compensation Committee of the Board of Directors at December 31, 2005 were Mr. Falconio, Mr. Grebe and Mr. Ross, who are independent, non-employee directors.

Until February 2006, Mr. Clark served as a Managing Director with Advest, Inc. Advest, Inc. has in the past engaged in investment banking and other commercial dealings in the ordinary course of business with Penn Treaty. Advest, Inc. has received customary fees for these transactions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

401(k) Plan

On August 1, 1996, Penn Treaty adopted a 401(k) retirement plan, covering substantially all employees with one year of service. Under the plan, participating employees may contribute up to 25% of their annual salary on a pre-tax basis, subject to applicable law, and Penn Treaty equally matches employee contributions up to the first 3% of the employee's salary. The Penn Treaty and employee portions of the plan vest immediately. Penn Treaty’s expense in 2005 under the plan was $326,000. Penn Treaty may elect to make a discretionary contribution to the plan, which will be contributed proportionately to each eligible employee. Penn Treaty did not make a discretionary contribution in 2005.

Incentive Stock Option Plans

The shareholders of Penn Treaty adopted an Incentive Stock Option Plan (the “Plan”) in March 1987. The Plan, as amended by shareholder action on May 25, 1990, May 28, 1993, and May 23, 1997, provided for the granting of options to purchase up to 300,000* shares of our common stock. In 2001, the Plan was replaced by the 1998 Employee Non-Qualified Incentive Stock Option Plan (the “1998 Plan”) and all options under the Plan were forfeited (with the exception of options to purchase 1,125* shares at exercise prices ranging from $82.00 to $129.00) and replaced under the 1998 Plan. No new options may be granted under the Plan.

The shareholders of Penn Treaty adopted the 2002 Employee Incentive Stock Option Plan (the “2002 Plan”) in May 2002. The 2002 Plan does not replace the 1998 Plan, which continues in effect. The 2002 Plan authorizes Penn Treaty to grant “incentive stock options” under Section 422 of the Internal Revenue Code and non-qualified stock options covering up to an aggregate of 500,000* shares of our common stock. The purpose of the 2002 Plan is to enable Penn Treaty to offer officers, directors and employees of Penn Treaty and its subsidiaries options to acquire equity interests in Penn Treaty, thereby attracting, retaining and rewarding such persons, and strengthening the mutuality of interests between such persons and our shareholders. The maximum allowable term of each option granted under the 2002 Plan is ten years (five years in the case of holders of more than 10% of the combined voting power of all classes of outstanding stock), and the options become exercisable one year from the option grant date.

As of April 14, 2006, 412,177 stock options with exercise prices ranging from $6.08 to $17.60 had been issued and were outstanding under the 2002 Plan and 16,657 stock options had been cancelled or exercised at prices ranging from $6.32 to $8.96. As of April 14, 2006, 145,471 options with exercise prices ranging from $13.60 to $77.00 were outstanding under the 1998 Plan.

* Figures have been adjusted to reflect effect of the 1-for-4 reverse stock split on July 11, 2005.

Agent Stock Option Plan

In May 1995, the Board of Directors of Penn Treaty adopted a stock option plan for its agents (the "Agent Plan"). The Agent Plan provides for the grant of options to purchase up to 75,000* shares of common stock and is designed to reward Penn Treaty's agents by providing for the grant of options to purchase common stock to agents who attain certain sales objectives determined by the Board of Directors. The exercise price of all options granted under the Agent Plan may not be less than the fair market value of the shares on the date of grant. The maximum allowable term of each option is ten years, and the options become exercisable in four equal annual installments commencing one year from the option grant date. Under the Agent Plan, stock options with respect to 10,738 shares have been granted and are outstanding. Exercise prices of these options range from $50.50 to $129.00 per share. No options were granted under the Agent Plan during 2003, 2004 or 2005.

* Figure has been adjusted to reflect effect of the 1-for-4 reverse stock split on July 11, 2005.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
Stock Options (1)	558,772	$ 13.14	75,385
Equity compensation Plans not approved by security holders(2):	10,738	$ 108.15	61,363
Total	569,510	$ 14.93	136,748
_______________

(1) Includes options (as adjusted to reflect effect of the 1-for-4 reverse stock split on July 11, 2005) to purchase shares of Penn Treaty common stock under the following shareholder-approved plans: the 1987 Employee Plan, the 1998 Employee Non-Qualified Incentive Stock Option Plan and the 2002 Employee Incentive Stock Option Plan and Agent Stock Option Plan as of April 14, 2006.

(2) Includes options (as adjusted to reflect effect of the 1-for-4 reverse stock split on July 11, 2005) to purchase shares of Penn Treaty common stock under the Agent Stock Option Plan, which is described more fully above.

PRINCIPAL SHAREHOLDERS

The following table sets forth, as of May 1, 2006, information with respect to the beneficial ownership of our Common Stock by (i) each person known to Penn Treaty to own more than 5% of the outstanding shares of our Common Stock, (ii) each Director, the Chief Executive Officer and the four most highly compensated Executive Officers and (iii) all Directors and Executive Officers as a group. Except as set forth in the table, we do not know of any person who beneficially owns 5% or more of the outstanding shares of our Common Stock.

Name and Address(1)	Shares Beneficially Owned(2)(3)	Percentage Ownership(4)
(i) Certain Beneficial Owners(5):
Elkhorn Partners, LP (6)	1,452,529	6.2%
SuNOVA Partners, LLC (7)	1,378,000	5.9%
Whitebox Advisors LLC (8).......................................................	2,079,577	8.9%
(ii) Directors and Executive Officers:
William W. Hunt, Jr. (9)	132,500	*
Alexander M. Clark (10)	23,199	*
Mark D. Cloutier (11)...................	12,000	*
Patrick E. Falconio (12)................	13,750	*
Francis R. Grebe (13)	17,300	*
James M. Heyer (14)	28,102	*
Gary E. Hindes (15)	33,875	*
Matthew W. Kaplan (16)	15,000	*
Stephen R. La Pierre .................	81	*
Peter M. Ross (17)	16,716	*
Bruce A. Stahl (18)....................	20,500	*
Domenic P. Stangherlin (19)	37,865	*
Cameron B. Waite (20)	51,300	*
Eugene J. Woznicki	1,140	*

All Directors and Executive Officers as a group (14 persons) (21)	403,328	1.7%

* Less than 1%

_____________________

(1)	Unless otherwise noted, the address of each person named above is in care of Penn Treaty American Corporation, 3440 Lehigh Street, Allentown, Pennsylvania 18103.

(2)

Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission.  Shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of May 1, 2006 are deemed outstanding for computing the percentage beneficially owned by such holder but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as otherwise indicated, Penn Treaty believes that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable, and that there are no other affiliations among the shareholders listed in the table.

(3)	All figures reflect the effect of the 1-for-4 reverse stock split on July 11, 2005.

(4)	Based on 23,277,220 shares outstanding on May 1, 2006.

(5)

Other investors who purchased significant portions of the 6¼% convertible subordinated notes due 2008 (“Notes”) may beneficially own 5% or more of the outstanding shares of Common Stock. The Notes were automatically converted into Common Stock on November 4, 2005 pursuant to the Indentures under which such Notes were issued.

(6)	According to the Schedule 13D/A executed by Elkhorn Partners LP and filed with the Securities and Exchange Commission on October 14, 2005, its address is 2222 Skyline Drive, Elkhorn, Nebraska 68022.

(7)

According to the Schedule 13G/A executed by SuNOVA Partners LP and filed with the Securities and Exchange Commission on February 14, 2006, its address is 780 Third Avenue, Fifth Floor, New York, New York 10017.

(8)

According to the Schedule 13G/A executed by Whitebox Advisors LLC and filed with the Securities and Exchange Commission on March 17, 2005, its address is 3033 Excelsior Boulevard, Suite 300, Minneapolis, Minnesota 55416.

(9)	Includes exercisable options to purchase 120,000 shares of Common Stock.

(10)	Includes exercisable options to purchase 15,000 shares of Common Stock and 857 shares of Common Stock issued upon conversion of the Notes in November 2005.

(11)	Includes exercisable options to purchase 11,750 shares of Common Stock.

(12)	Includes exercisable options to purchase 10,000 shares of Common Stock.

(13)	Includes exercisable options to purchase 15,000 shares of Common Stock.

(14)	Includes exercisable options to purchase 27,375 shares of Common Stock.

(15)

Includes 14,875 shares owned by Fallen Angels Fund, L.P., a limited partnership of which Mr. Hindes has sole voting power as the managing member of the general partner, exercisable options to purchase 15,000 shares of Common Stock, 375 shares held by Mr. Hindes’ wife as to which he disclaims beneficial ownership and 425 shares held by Mr. Hindes’ children as to which he disclaims beneficial ownership.

(16)	Consists of exercisable options to purchase shares of Common Stock.

(17)	Includes shares held in trust, for which Mr. Ross is settlor and trustee, and exercisable options to purchase 12,916 shares of Common Stock.

(18)	Includes exercisable options to purchase 14,250 shares of Common Stock.

(19)	Includes exercisable options to purchase 15,000 shares of Common Stock.

(20)	Includes exercisable options to purchase 42,000 shares of Common Stock.

(21)	Includes exercisable options held by members of the group to purchase 313,291 shares of Common Stock.

Item 13.	Certain Relationships and Related Transactions

Insurance Management Corporation (“IMC”) is an insurance agency which is owned by Irving Levit, former Founding Chairman of Penn Treaty and former Director of AINIC, ANIC, PTNA and the Agency. IMC produced approximately $17,000 of renewal premiums for PTNA for the year ended December 31, 2005, for which it received commissions of approximately $3,000. While IMC has only been minimally involved in the sale of insurance products since 1979 and IMC's operations since that time have not been significant, IMC continues to receive overriding commissions from Penn Treaty of 5% on business written for PTNA by any IMC general agents who were appointed prior to 1979 and any of their sub-agents hired prior and subsequent to January 1979, and one agent appointed in 1981. For the year ended December 31, 2005, these override commissions totaled approximately $230,000.

The terms on which commissions have been paid to IMC are consistent with (i) the terms on which commissions have been paid by Penn Treaty to comparable unaffiliated agencies in the past and are currently paid by Penn Treaty to an unaffiliated agency performing similar services, and (ii) the terms on which commissions are paid in the industry in general, and were no more favorable than would have been obtained from unrelated third parties.

Until February 2006, Mr. Clark served as a Managing Director with Advest, Inc. Advest, Inc. has in the past engaged in, investment banking and other commercial dealings in the ordinary course of business with Penn Treaty. Advest, Inc. has received customary fees for these transactions.

Mr. Kaplan has in the past (from 1996 to 2000) been a principal and has an ownership interest in U.S. Care, Inc., a marketing organization to which Penn Treaty paid commissions of $181,000 in 2005. Penn Treaty also made a loan of $100,000 with an interest rate of 9% to U.S. Care, Inc. in 2001, which was guaranteed by renewal commissions payable to Penn Treaty in future periods. This loan was satisfied in 2006.

Item 14.     Principal Accountant Fees and Services

On August 5, 2005, the Board of Directors of Penn Treaty, upon recommendation of its Audit Committee, dismissed its Independent Registered Public Accounting firm, PricewaterhouseCoopers LLP (“PwC”), and appointed BDO Seidman, LLP (“BDO Seidman”) as its new independent public auditors. The audit reports of PwC on the financial statements of the Company for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the Company’s two most recent fiscal years and through August 5, 2005, there have been no (1) disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to the satisfaction of PwC, would have caused PwC to make reference in their reports on the financial statements for such year thereto, or (2) reportable events as described under Item 304(a)(1)(v) of Regulation S-K.

PricewaterhouseCoopers LLP (“PwC”)

The aggregate fees billed for services rendered by PwC during 2004 (excluding tax fees) were $840,140, consisting primarily of audit fees for 2003 and the first quarter of 2004. The aggregate audit fees billed for services rendered by PwC during 2005 were $577,000, consisting primarily of audit fees for 2004 and the first quarter of 2005.

PwC continues to provide tax services to the Company. The aggregate fees billed by PwC for tax services in 2004 and 2005 were $134,705 and $154,725, respectively. Such services included a premium tax review, Internal Revenue Code Section 382 assistance, sales and use tax review, tax compliance services, and preparation of corporate tax returns.

BDO Seidman, LLP (“BDO Seidman”)

Penn Treaty engaged BDO Seidman as its new independent public auditors as of August 5, 2005. During the two most recent fiscal years and through August 5, 2005, Penn Treaty has not consulted with BDO Seidman regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Penn Treaty’s financial statements, and neither a written report was provided to Penn Treaty nor was oral advice provided that BDO Seidman concluded was an important factor considered by Penn Treaty in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by PwC for professional services rendered for the audit of the Company’s annual financial statements for 2004 and the reviews of the financial statements included in the Company’s Forms 10-Q for 2004 were approximately $815,080. The aggregate audit fees billed for services rendered by PwC during 2005 were $577,000, consisting primarily of audit fees for 2004 and the first quarter of 2005.

The aggregate fees billed by BDO Seidman for professional services rendered for the audit of the Company’s internal controls over financial reporting and the annual financial statements for 2005, including the reviews of the financial statements included in the Company’s Forms 10-Q for the third and fourth quarter 2005 were approximately $5,514,000.

Audit-Related Fees

The aggregate fees billed by PwC for audit-related services in 2004 were $22,000. These services included the 2001 Employee Benefit Plan audit.

The aggregate fees billed by BDO Seidman for audit-related services in 2005 were $156,000. These services were related to a review of the Imagine Reinsurance Agreement.

Tax Fees

PwC continues to provide tax services to the Company. The aggregate fees billed by PwC for tax services in 2004 and 2005 were $134,705 and $154,725, respectively. Such services included a premium tax review, Internal Revenue Code Section 382 assistance, sales and use tax review, tax compliance services, and preparation of corporate tax returns.

There were no tax fees billed by BDO Seidman in 2005. As noted above, PwC continues to provide tax services to the Company.

All Other Fees

The aggregate fees billed by PwC for additional professional services rendered during the year ended December 31, 2004, other than for the services described above, were $3,060. Prior to engaging PwC for these additional services, the Audit Committee considered whether the provision of these services was compatible with maintaining PwC’s independence. These additional services related to the preparation and filing of the Company’s Registration Statement on Form S-3.

There were no other fees billed by BDO Seidman for additional professional services rendered during the year ended December 31, 2005, other than for the services described above.

Audit Committee’s Pre-Approval Policies and Procedures

Prior to 2003, the Audit Committee was not required to pre-approve services to be provided by its independent public auditors, but as a matter of course the Audit Committee generally pre-approved such services subject to materiality and management discretion. The Audit Committee will approve all services rendered by BDO Seidman prior to its rendering of such services. The Audit Committee may delegate its pre-approval authority to one or more of its members and has authorized the chairman of the Audit Committee, Alexander M. Clark, to pre-approve services to be rendered by BDO Seidman at a cost of $25,000 or less. Penn Treaty estimates that in 2004 and 2005, the Audit Committee or its designee pre-approved approximately 100% of the services provided by PwC and BDO Seidman as described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1. Financial Statements.

See page 61.

2. Financial Statement Schedules.

None.

(b) Exhibits

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

3.4

Amendment to Restated and Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-14681) for the year ended December 31, 2002).

3.5	Amended and Restated By-laws (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 001-14681) for the year ended December 31, 2004).

3.6	Amended and Restated By-laws (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-119966) filed on May 13, 2005).

3.7	Amendment to Amended and Restated By-laws (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-119966) filed on May 13, 2005).

3.8

Restated and Amended Articles of Incorporation, as amended effective July 8, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-14681) for the quarter ended September 30, 2005).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (File No. 033-14214) filed on May 12, 1987, as amended).

4.2

Form of Indenture dated as of September 2002 between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 99(d)(1) to the Company’s Schedule TO-I (File No. 005-38689) filed on August 28, 2002).

4.3

Indenture, dated as of February 12, 2003, between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-14681) for the quarter ended March 31, 2003).

4.4

First Supplemental Indenture, dated as of March 5, 2003, between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-14681) for the quarter ended March 31, 2003).

4.5

Indenture, dated as of February 2, 2004, between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-14681) for the year ended December 31, 2003).

4.6

Indenture, dated as of February 19, 2004, between Penn Treaty American Corporation and Wells Fargo Bank Minnesota, N.A, as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 001-14681) for the year ended December 31, 2003).

4.7

Indenture, dated as of November 24, 2004 between Penn Treaty American Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on December 1, 2004).

10.1

Penn Treaty American Corporation 1995 Participating Agent Stock Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 33-92690) filed on June 27, 1995).

10.2

Penn Treaty American Corporation 1998 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-89927) filed on October 29, 1999).

10.3

Penn Treaty American Corporation 2002 Employee Incentive Stock Option Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A (File No. 001-14681) filed on April 30, 2002).

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

10.5

Investment Counseling Agreement dated May 3, 1995 between Penn Treaty American Corporation and James M. Davidson & Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 33-92690) filed on May 24, 1995).

10.6	Summary of Executive Compensation Arrangements (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K (File No. 001-14681) for the year ended December 31, 2004).

10.7

Change of Control Employment Agreement with Cameron Waite (incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q (File No. 000-15972) for the quarter ended June 30, 1998).

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

10.15

Supplemental Letter Agreement between Penn Treaty American Corporation and its insurance subsidiaries, Penn Treaty Network America Insurance Company and American Network Insurance Company, and Centre Solutions (Bermuda) Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on February 21, 2002).

10.16

Reinsurance Slip between Penn Treaty American Corporation and its insurance subsidiaries, Penn Treaty Network America Insurance Company and American Network Insurance Company, and Centre Solutions (Bermuda) Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on February 21, 2002).

10.17

Reinsurance Agreement between Penn Treaty American Corporation and its insurance subsidiaries, Penn Treaty Network America Insurance Company and American Network Insurance Company, and Centre Solutions (Bermuda) Limited (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A (File No. 001-14681) for the quarter ended September 30, 2002).

10.18

Coinsurance Agreement dated December 1, 2005 among Penn Treaty Network America Insurance Company, American Network Insurance Company and Imagine International Reinsurance Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on December 8, 2005).

10.19

Master Agreement dated December 1, 2005 among Penn Treaty Network America Insurance Company, American Network Insurance Company and Imagine International Reinsurance Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on December 8, 2005).

10.20

Closing Letter dated December 1, 2005 among Penn Treaty Network America Insurance Company, American Network Insurance Company and Imagine International Reinsurance Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on December 8, 2005).

10.21

Investor Rights Agreement dated February 19, 2002 between Penn Treaty American Corporation and Centre Strategic Investment Holdings Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on February 21, 2002).

10.22

Consulting Agreement, dated as of April 28, 2003, between Penn Treaty American Corporation and Irving Levit (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-14681) for the quarter ended March 31, 2003).

10.23

Letter of Agreement dated October 27, 2004 between Penn Treaty Network America Insurance Company and The LTC Exchange, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-14681) for the quarter ended September 30, 2004).

10.24

Master Lease Agreement made on March 11, 2005 between Applied Financial of Pennsylvania, L.P. and Penn Treaty Network America Insurance Company (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-14681) for the year ended December 31, 2004).

10.25	Compensatory Arrangement with Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on June 8, 2005).

10.26	Compensatory Arrangement with President and Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on June 8, 2005).

10.27

Coinsurance Agreement dated July 28, 2005 among Penn Treaty Network America Insurance Company, American Network Insurance Company and Imagine International Reinsurance Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.28

Funds Withheld Trust Agreement dated July 28, 2005 among Penn Treaty Network America Insurance Company (as grantor), Imagine International Reinsurance Limited (as beneficiary) and The Bank of New York (as Trustee) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.29

Funds Withheld Trust Agreement dated July 28, 2005 among American Network Insurance Company (as grantor), Imagine International Reinsurance Limited (as beneficiary) and The Bank of New York (as Trustee) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.30

Reinsurer Trust Agreement dated July 28, 2005 among Imagine International Reinsurance Limited (as grantor),  Penn Treaty Network America Insurance Company (as beneficiary) and The Bank of New York (as Trustee) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.31

Reinsurer Trust Agreement dated July 28, 2005 among Imagine International Reinsurance Limited (as grantor), American Network Insurance Company (as beneficiary) and The Bank of New York (as Trustee) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.32

Investment Management Agreement dated July 28, 2005 among Perspective (Barbados) Limited, formerly Brascan Strategic Asset Management Limited (Barbados), and Penn Treaty Network America Insurance Company and American Network Insurance Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

10.33

Commutation and Settlement Agreement dated July 28, 2005 between Centre Solutions (Bermuda) Limited, Penn Treaty American Corporation, Penn Treaty Network America Insurance Company and American Network Insurance Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on August 3, 2005).

16.1	Letter from PricewaterhouseCoopers LLP dated August 12, 2005 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A (File No. 001-14681) filed on August 12, 2005).

21.1	List of subsidiaries (incorporated by reference to Item 1 (a) — “Corporate Background,” on page 5).

23.1*	Consent of BDO Seidman, LLP.

25.1

Statement of Eligibility of Trustee Wells Fargo Bank, National Association dated May 11, 2005 (incorporated by reference to Exhibit 25 to the Company’s Registration Statement on Form S-1/A (File No. 333-119966) filed on May 13, 2005).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

99.1	Voluntary Consent Order dated November 15, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on November 22, 2006.

99.2	Independence Standards for Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-14681) filed on January 16, 2007).

* Filed herewith.