Form 10-K/A
period 2005-12-31
PENN TREATY AMERICAN CORP
filed 2007-03-29
CIK 814181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

THE PURPOSE OF THIS AMENDMENT IS TO ADD THE LAST PAGE, ENTITLED SIGNATURES, WHICH WAS INADVERTENTLY OMITTED FROM THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005 FILED ON MARCH 26, 2007. EXCEPT FOR THE PAGE ENTITLED SIGNATURES ADDED HEREBY, THE ATTACHED ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005 IS UNCHANGED FROM THE EARLIER FILED ANNUAL REPORT ON FORM 10-K.

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

63

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENN TREATY AMERICAN CORPORATION

March 26, 2007	By /s/ Gary Hindes
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William W. Hunt	Director, President and Chief Executive Officer (principal executive officer)	March 26, 2007
William W. Hunt

/s/ Mark D. Cloutier	Executive Vice President and Chief Financial Officer (principal financial office)r	March 26, 2007
Mark Cloutier

/s/ Brian L. Duncan	Vice President and Controller (principal accounting officer)	March 26, 2007
Brian L. Duncan

/s/ Gary Hindes	Chairman	March 26, 2007
Gary Hindes

/s/ Alexander M. Clark	Director	March 26, 2007
Alexander M. Clark

/s/ Patrick E. Falconio	Director	March 26, 2007
Patrick E. Falconio

/s/ Francis R. Grebe	Director	March 26, 2007
Francis R. Grebe

/s/ Matthew Kaplan	Director	March 26, 2007
Matthew Kaplan

/s/ Peter M. Ross	Director	March 26, 2007
Peter M. Ross

/s/ Domenic P. Stangherlin	Director	March 26, 2007
Domenic P. Stangherlin

/s/ Eugene J. Woznicki	Director	March 26, 2007
Eugene J. Woznicki