Form 10-K
period 2006-12-31
PENN TREATY AMERICAN CORP
filed 2008-04-02
CIK 814181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Registrant's telephone number, including area code (610) 965-2222

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No. ☒

Based upon the last sale price of the registrant's Common Stock on June 30, 2006, the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was $170,564,833.

As of March 28, 2008, 23,290,712 shares of the registrant's Common Stock were issued and outstanding.

Documents Incorporated by Reference:	None.

Table of Contents	Page

Explanatory Note

This is our Annual Report on Form 10-K for the year ended December 31, 2006. In this document we present our 2006 financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. Throughout the document we have also included 2007 information where appropriate and available.

On February 15, 2008 we filed a Form 8-K, that included all of the sections and items of this Form 10-K for the fiscal year ended December 31, 2006, except for Quarterly Data, Item 9A-Controls and Procedures, the Reports of Independent Registered Public Accounting Firm, Management's Report on Internal Control Over Financial Reporting, and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting. The exhibit list was also omitted.

The audited financial statements in this Form 10-K differ from the unaudited financial statements in the Form 8-K filed on February 15, 2008 in that we increased claim reserves by an additional $9.6 million ($6.2 million net of taxes) which increased our net loss to $33.2 million and decreased our book value per share to $8.91 as of December 31, 2006.

On March 26, 2007, we filed our Form 10-K for the fiscal year ended December 31, 2005. The Company has not filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. These reports will be filed after the completion of the 2007 Annual Report on Form 10-K.

The initial reason for the late filings is that in October 2006 we requested an interpretation of an accounting rule from the staff of the Securities and Exchange Commission and consequently, all of the Company’s periodic reports were delayed while such request was pending. The interpretation pertained to the prospective unlocking of assumptions employed in the Company’s policyholder benefit reserve liability and unamortized deferred acquisition cost asset. Although this matter had not been concluded, the Company had filed its Annual Report on Form 10-K for the year ended December 31, 2005 utilizing its most recent ‘locked in’ factors in computing its results of operations. As a result of the request, we did not file our Form 10-K for the year ended December 31, 2005 until March 26, 2007. It has come to our attention that on February 28, 2008, in a response to another company, the SEC staff expressed their view that prospective unlocking of policyholder benefit reserve and deferred acquisition cost assumptions was not in accordance with generally accepted accounting principles. The audited financial statements in this Form 10-K were prepared utilizing our locked in factors and we are no longer considering prospective unlocking for the year ended December 31, 2007. However, we may pursue this issue again with the SEC in the future.

Subsequent to filing our Form 10-K for the year ended December 31, 2005, we discovered certain financial statements errors. These errors are not material to either the year ended December 31, 2005 or prior years. However, an error related to our actuarial assumptions did have a material impact on each of the quarters of 2005, and therefore, we have determined that a restatement of the financial statements for the year ended December 31, 2005 is needed. The 2005 financial statements included herein have been restated to correct the errors. There was no adjustment to years prior to 2005. As a result of the restatement shareholders' equity decreased $526,000 from the previously filed financial statements.

PART I

Forward-Looking Statements

Certain statements made by us in this filing may be considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that our actual results of operations will not differ materially from our expectations. Factors which could cause actual results to differ from expectations include, among others, those described in “Risk Factors” beginning on page 24.

Available Information

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street N.E, Washington, D.C., 20549. In order to obtain information about the operation of the Public Reference Room, you may call the SEC at 1-800-732-0330. The SEC also maintains a site on the Internet that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s website is http://www.sec.gov.

The address for our internet website is https://www.penntreaty.com. We make available, free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We provide access through our website to current information relating to corporate governance. Copies of our Audit Committee Charter, our Nominating and Corporate Governance Committee Charter, our Code of Ethics for the Chief Executive Officer and Senior Financial Executives, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics for all employees, our Compensation Committee Charter and other matters impacting our corporate governance program are accessible on our website. Copies of these documents may also be obtained free of charge by contacting Penn Treaty American Corporation, 3440 Lehigh Street, Allentown, PA 18103, Attention: Corporate Secretary. We intend to post on our website any amendments to, or waivers from, our Code of Ethics for the Chief Executive Officer and Senior Financial Executives, which are required to be disclosed by applicable law, rule or regulation. Information contained on Penn Treaty’s website is not part of this document.

Item 1.	Business
(a)	The Company and the Long-term Care Insurance Industry

Penn Treaty American Corporation

We are a provider of long-term care insurance in the United States. Our principal products are individual, defined benefit accident and health insurance policies covering long-term care services, including confinement to nursing facilities and assisted living facilities, as well as home health care. Our policies are designed to provide benefits if and when the insured is no longer capable of functioning independently. Although long-term care policies accounted for approximately 97% of our total annualized issued premium as of December 31, 2007 and 2006, we also sell Medicare supplement policies. Our total long-term care in-force premiums were approximately $295 million and $307 million at December 31, 2007 and 2006, respectively. We also own insurance agencies that sell senior-market insurance products issued by us as well as other insurers.

We introduced our first long-term nursing home insurance product in 1972 and our first home health care insurance product in 1983. Since then, we have developed several new products designed to meet the changing needs of our customers. Our primary product offerings currently are:

•	The Personal Freedom® policy, which provides comprehensive coverage for facility and home health care;

•	The Secured Risk® product, which is a limited benefit policy designed for applicants who would not otherwise qualify for traditional long-term care products due to their current health condition;

•	The Assisted Living Plus® policy, which provides coverage for all levels of facility care and includes an optional home health care rider;
•

The Independent Living® policy, which provides coverage for home and community-based care furnished by licensed care providers, as well as unlicensed caregivers and includes an optional facility rider; and

•	Simple LTC SolutionSM, which offers a simplified and more affordable approach to long-term care insurance and provides coverage for facility and home health care services.

Corporate Background

Penn Treaty American Corporation (“Penn Treaty”) is registered and approved as a holding company under the Pennsylvania Insurance Code. Penn Treaty was incorporated in Pennsylvania on May 13, 1965 under the name Greater Keystone Investors, Inc. and changed its name to Penn Treaty American Corporation on March 25, 1987. Our primary business is the sale of long-term care insurance, which we conduct through the following subsidiaries:

•	Penn Treaty Network America Insurance Company (“PTNA”) — a Pennsylvania-domiciled insurance company;
•	American Network Insurance Company (“ANIC”) — a Pennsylvania-domiciled insurance company; and
•	American Independent Network Insurance Company of New York — a New York-domiciled insurance company.

We also conduct insurance agency operations through the following subsidiaries:

•	United Insurance Group Agency, Inc.—a Michigan-based consortium of insurance agencies;
•	Network Insurance Senior Health Division—a Florida-based insurance agency brokerage; and
•	Senior Financial Consultants Company—a Pennsylvania-based insurance agency brokerage.

The Long-Term Care Insurance Industry

Based on the 2006 and 2007 Annual Surveys by LIMRA International:

•

Industry-wide individual long-term care insurance sales in 2007 grew by approximately 3% over 2006 levels, reversing a trend of reductions of 8% and 5% in 2006 and 2005, respectively.  Approximately $633 million in new annual policy premiums were issued in 2007 compared to $614 million in 2006 and $661 million in 2005.

•

The total number of individual in-force policies at the end of 2007 exceeded 4.6 million, compared to 4.5 million at the end of 2006, with in-force annualized premium reaching $8.1 billion in 2007, compared to $7.7 billion in 2006.

We believe the potential for future growth in the long-term care industry remains significant. According to a 2000 U.S. Census Bureau report, the population of senior citizens (people age 65 and over) in the United States is projected to grow from an estimated level of approximately 35 million in 2002 to approximately 70 million by 2030. Furthermore, health and medical technologies are improving life expectancy and, by extension, increasing the number of people requiring some form of long-term care. The projected growth of the target population indicates a substantial growth opportunity for companies providing long-term care insurance products. We believe that the rising cost of nursing home and home health care services, along with the increasing strain these services are having on the state and federally financed Medicaid system (which is the largest payer of long-term care services) makes long-term care insurance an attractive means to pay for these services. According to reports by the Centers for Medicare and Medicaid Services, the combined cost of home health care and nursing home care was $20.0 billion in 1980. By 2001, this cost rose to $134.9 billion. In 2003 the cost was $150 billion. In 2005, national spending on long-term care totaled $207 billion according to the Health Policy Institute, Georgetown University. The proportion of spending on home and community based care continues to grow, accounting for 37% of total long-term care spending in 2005, compared with 19% ten years earlier.

While long-term care insurance has been sold by our Company for over 35 years, recent changes in legislation, aging demographics and consumer education have increased awareness of the product. The Deficit Reduction Act, signed into law in February 2006, promotes the utilization of long-term care insurance in three distinct ways. The primary provision includes the expansion of long-term care partnership programs to all states by filing Medicaid state plan amendments. These partnership programs allow for asset protection equal to the amount of long-term care insurance benefits used without affecting their eligibility for Medicaid. Other key long-term care provisions include Medicaid reform by states and a promotion effort aimed at educating the consumer on long-term care issues. These three areas - partnership expansion, revision of Medicaid eligibility and consumer education - are expected to raise consumer awareness of long-term care issues and long-term care insurance as a financing tool. Implementation will require coordination between the states and federal agencies. We are unable to predict the impact this will have on our future sales.

According to the U.S. Census Bureau, the aging demographic continues to expand this market segment as nearly eight thousand of the 78 million Baby Boomers turn 60 every day (Press Release January 3, 2006). The Baby Boomers are learning about long-term care issues as they deal with aging parents - many without adequate resources for the care, medications and choices that face them

Our Strategy

Our vision for the future is to be a leading provider of long-term care insurance solutions, with related services and products, which offer our customers and their families security through asset and income protection and the preservation of choice of eligible care providers. Our value proposition incorporates stratification of underwriting risk, innovative product development, efficient and effective underwriting, improved claims adjudication processes, wellness programs and an individualized service culture for agents and policyholders. We believe we can achieve this goal through profitable sales growth, diligent management of our in-force policies and ongoing service enhancements.

We have retained Friedman, Billings, Ramsey & Co., Inc. ("FBR") to assist our Board of Directors in the review of strategic alternatives to enhance shareholder value. These alternatives could include, but are not limited to, capital structure review, strategic partnerships, business combination transactions or the sale of certain assets. There can be no assurance that our review of strategic alternatives will result in any specific transaction. We do not expect to disclose any further developments with respect to the exploration of strategic alternatives unless and until our Board of Directors has approved a transaction or other strategic alternative.

We will be continuing with all of our previously planned sales and marketing efforts throughout the review of strategic alternatives, including seeking to identify an even stronger financial platform from which distribution partners and financial advisors can promote and increase the sale of our long-term care insurance policies.

Sales

We provide an individualized service culture for agents and policyholders and we also have the ability to underwrite applicants not considered for coverage by our competitors due to their current health condition. We are able to issue policies on a high percentage of applications because of our ability to stratify the risks we are presented into five underwriting classes and appropriately price for insurance coverage in each class. This core competency allows agents representing Penn Treaty to reach out to a broader segment of the population and ultimately be more productive.

Sales of new products are expected to be a driving force in generating profits in the future. In 2007 our issued annualized long-term care premium was approximately $16.1 million which is 8.5% below 2006 sales. In 2006, sales of our current generation of long-term care insurance products totaled approximately $17.6 million on an issued annualized premium basis, 12% below the sales level of 2005. We believe the decreases in 2007 and 2006 were due to the uncertainty created by the late filing of our 2006 and 2005 Form 10-K, the amount of time we were prohibited from selling new business in the state of Florida, the focus by a number of our independent agents on the new Medicare Part D and fee for service products, and the impact on current and potential new distribution from negative press regarding Penn Treaty and the long-term care industry in general.

While the performance and related loss ratio of our business issued prior to 2002 continues to reflect volatility and profitability below our expectations, our new business issued since January 1, 2002 has performed better than our expectations.  These polices constitute approximately 18% of our annualized premiums in force as of December 31, 2007.  During the early duration of these policies, incurred losses have been approximately one third of the amount we projected.  We cannot guarantee that this performance will continue as these policies become more seasoned.

We primarily market our long-term care insurance products through Field Marketing Organizations (“FMOs”), which are generally large, independent, multi-agent networks utilized for the purpose of recruiting agents and developing networks of agents in various states. FMOs retain a portion of the commissions we pay on business written in return for recruiting, training and motivating independent agents to place business with Penn Treaty. Approximately $15.1 million or 94% of our 2007 long-term care sales were generated by FMOs. Approximately $17.1 million or 97% of our 2006 long-term care sales were generated by FMOs.

In 2008, we introduced our LTCi QuickPassSM program, which we believe will simplify the approach to selling long-term care policies for our FMOs. The traditional long-term care sale is generally accomplished by the agent meeting face-to-face with a potential applicant, completing a lengthy application with numerous benefit calculations, obtaining a signature and collecting an initial premium check prior to submitting the application to us.

With the LTCi QuickPass program, we have modified this process. A one page form can now be completed in the potential applicant's home or over the phone. If the answer is "no" to the five health questions on the form, the agent submits the form to us. There are no complicated rate calculations and no need to collect premium at this stage in the process.

Once the form is submitted, a nurse from an outside agency will contact the potential applicant to schedule an interview and gather additional health information for the underwriting process. If the applicant qualifies for a policy they will be given a proposal, which is guaranteed for 30 days, subject to financial suitability requirements.

Agents can use the LTCi QuickPass program to submit all of their business or they can utilize it as an alternative insurer option at the point of sale. We believe that this will enable new agents to learn the long-term sales process more quickly. We also believe that this simplified program will streamline the application process so as to allow agents to spend more time on generating additional sales. Through February 29, 2008, we have received more than 700 LTCi QuickPass submissions.

Distribution opportunities are expanding for long-term care insurance, with the product increasingly being recognized as a valuable tool for wealth advisors involved in financial planning and lifestyle programs. For financial advisors who have not typically sold long-term care insurance to their clients, we believe the product is a cross-selling and asset-retention vehicle. We have been exploring this and other distribution channels to maximize growth opportunities in the coming years. In February 2007, we introduced our PersonaLTC® platform specifically designed to help financial advisors deliver long-term care insurance solutions to their clients. This platform includes:

•	A new simplified application process.
•	The use of our underwriting capabilities to help reduce the number of declined applications experienced by financial advisors.
•	A national co-sales specialist network that utilizes our FMOs.

From the beginning of the second quarter of 2007 through the filing of this document, we have signed distribution contracts with 17 financial advisor organizations and continue the development of the wholesaling, training and support infrastructure to facilitate sales growth. As of the time of this filing, no material sales have been generated from this distribution channel. However, we expect sales to materialize in 2008, as our efforts change from recruiting financial advisor organizations to training them and supporting them in their sales efforts of our products.

There are a myriad of chronic health conditions that exist in various population segments in the United States. Advances in wellness, diagnostics and pharmacology have allowed many people to live active and stable lives despite these health conditions. Hypertension, diabetes, osteoarthritis, obesity and cancer are examples of prevalent co-morbid conditions that we evaluate for long-term care insurance in our physically impaired risk product line. Early diagnosis and excellent management of conditions are evaluated by our underwriters. We offer five different underwriting classes based on an applicant’s health and overall risk. Significant surcharges are added to our base rate so that we are able to offer coverage to individuals with varying degrees of risks. Although this approach is common in other lines of insurance such as life and disability, we believe our approach is unique to the long-term care insurance marketplace and that our underwriting breadth distinguishes us from our competition, allowing our agents to offer coverage to many additional applicants.

Management of In-Force Policies

As a leading provider of long-term care insurance with over 35 years of issued polices and historical long-term care data, we currently manage multiple product generations (new and revised products introduced at different times in our history), including facility only, home health care only, comprehensive, tax-qualified and non tax-qualified business. Our in-force policies written before December 31, 2001 have demonstrated a high degree of volatility, requiring recurrent evaluations and multiple rounds of premium rate increases. All of our in-force policies are reviewed at least quarterly in order to identify any trends that are different than previously anticipated. If negative trends are identified, we take action to correct these trends. These actions include requesting authority from state regulators to permit premium rate increases or a voluntary reduction of the level of benefits in exchange for a reduced premium rate increase or no premium rate increase. In addition to premium rate increases, we also manage our in-force policies through improvements to our claims adjudication processes, general and administrative expense management and recently introduced wellness programs.

We launched a wellness program for our policyholders that will provide them with a host of important health related information long before they require long-term care services. The wellness program is expected to include a comprehensive menu of interactive, educational, and reference based wellness resources that we believe promote and support the inherent desire of all persons to maintain their cognitive health and functional independence well into their senior years. This initiative will deliver a coordinated series of community and web based medical, psychological and social support, education, information and referral services, lifestyle coaching, and an emergency responder service for our policyholders that live alone.

The cognitive health programs and critical disease screening programs have been introduced to some of our policyholders. The cognitive component, the brain fitness program from PositScience™, is a computer based cognitive health and fitness program that is designed to provide our policyholders with the opportunity to take a proactive approach to managing their cognitive health. Dementia related impairments such as Alzheimer's Disease, are among the leading causes of claims in the long-term care insurance industry. If the results of the brain fitness program among our policyholder population mirror the positive results shown in the scientific research that has been conducted on this program, there may be a significant benefit to both our policyholders and to Penn Treaty.

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

The following table sets forth, at the dates indicated, information related to our policies in force:

	(annualized premiums in $000's)
	December 31,
	2007		2006		2005

Long-term care:
Annualized premiums	$ 295,384	97.4%	$ 307,045	96.6%	$ 316,785	95.7%
Number of policies	147,836		153,597		160,700
Average premium per policy	$ 1,998		$ 1,999		$ 1,971

Disability insurance:
Annualized premiums	$ 160	0.1%	$ 208	0.1%	$ 248	0.1%
Number of policies	495		704		819
Average premium per policy	$ 323		$ 295		$ 303

Medicare supplement:
Annualized premiums	$ 7,506	2.5%	$ 8,467	2.6%	$ 11,472	3.4%
Number of policies	3,618		4,415		5,975
Average premium per policy	$ 2,075		$ 1,918		$ 1,920

Life insurance:
Annualized premiums	$ -	0.0%	$ 2,027	0.6%	$ 2,245	0.7%
Number of policies	-		3,748		4,086
Average premium per policy	$ -		$ 541		$ 549

Other insurance:
Annualized premiums	$ 131	0.0%	$ 148	0.1%	$ 166	0.1%
Number of policies	1,269		1,395		1,554
Average premium per policy	$ 103		$ 106		$ 107

Total annualized premiums in force	$ 303,181	100.0%	$ 317,895	100.0%	$ 330,916	100.0%
Total Policies	153,218		163,859		173,134

Our long-term care insurance policies provide benefits for care provided in a long-term care facility, care received at home or both. Policies that include coverage for long-term care facilities provide benefits for confinement to nursing facilities as well as assisted living facilities. Our policies generally require that the insured need assistance with at least two activities of daily living or have cognitive impairment that makes it unsafe for them to live unsupervised in order to be eligible for benefits. Most of our non-tax-qualified policies (deemed such because they do not meet the requirements for tax-qualified policies established by HIPAA) also provide benefits for care prescribed by a physician.

Benefits paid for long-term care facility confinement are generally paid on an expense-incurred basis, subject to a daily maximum selected at the time the policy was issued, ranging from $60 to $300 per day. Some of our older policies pay the policy’s full daily maximum as an indemnity benefit without regard to the expense incurred. Benefits are paid for as long as the insured remains under the policy requirements, or until the policy’s maximum benefit period has been exhausted. Benefit periods range from one to 10 years or are unlimited. Effective January 1, 2007, we no longer offer policies with an unlimited benefit period. The maximum benefit period we now offer is seven years.

Many policies also offer benefits for home health care services. Nurses, home health aides and certified nursing assistants are typically covered for the care/services they provide in the insured’s home. Some policies also cover private, unlicensed caregivers and family members, subject to our pre-approval. Home health care benefits are paid on an expense-incurred basis and are generally subject to the same requirements and limitations as facility benefits, such as the daily maximum and maximum benefit period described above.

Our long-term care insurance policies may also cover other long-term care providers and services, such as adult day care and hospice care. Most policies include waiver of premium benefits that waive the premiums payable for the duration of the claim once the insured has received benefits for 90 days and restoration of benefits features that permit the benefits of the policy to be replenished after the insured has recovered and remained independent of the need for care for a specified period of time. Many policies also include an inflation feature, purchased as a rider to the base policy, which is intended to allow the benefit amounts purchased to keep pace with the rising cost of care.

Our current product offerings include the following:

Personal Freedom policy. Our Personal Freedom policy (offered since 1996) provides comprehensive coverage in that it covers both facility care and home health care. Personal Freedom® policies represented 43% and 46% of our policies issued in 2007 and 2006, respectively.

Secured Risk policy. Our Secured Risk policy (offered since 1998) provides limited facility care benefits to people who would not, due to health conditions, qualify for the more traditional long-term care insurance policy. An optional home care rider, offering limited coverage, is also available to those who qualify. This policy includes limitations not required in our other policies, such as waiting periods for pre-existing conditions, elimination periods (deductibles) of at least 100 days and maximum benefit periods of no more than three years. It excludes some of the features found in our other policies, such as waiver of premium benefits and restoration of benefits. Secured Risk policies represented 45% and 37% of our policies issued in 2007 and 2006, respectively.

Assisted Living policy. The Assisted Living policy (offered since 1999) provides facility coverage only and is a lower-priced alternative to the Personal Freedom policy. When coupled with an optional home health care rider, the Assisted Living® policy offers benefits similar to those of the Personal Freedom policy. Assisted Living policies represented 5% and 7% of our policies issued in 2007 and 2006, respectively.

Independent Living policy. The Independent Living® policy (offered since 1994) provides coverage for all levels of home health care. Independent Living policies represented 6% and 7% of our policies issued in 2007 and 2006, respectively.

Simple LTC Solution policy. The Simple LTC Solution policy (offered since 2005) provides a simplified, more affordable approach to long-term care insurance. This policy covers facility and home health care, but does not include many of the additional features found in our Personal Freedom policy. It includes cost-controlling features such as an automatic deductible, an ongoing policyholder co-payment, and limited benefit dollars that do not restore. Simple LTC Solution policies represented 1% of our policies issued in 2007 and 2006.

Riders. We offer numerous optional riders to our base policies, including home health care coverage, inflation protection, shared care (which allows spouses to share benefits) and a non-forfeiture benefit (which guarantees certain paid-up benefits in the event the policy lapses in the future).

Tax qualified and non-qualified policies. Following the enactment of HIPAA, we began offering a tax qualified policy, which allows for certain income tax deductions for premium payments and provides benefit payments that are not subject to tax. We continue to offer both tax-qualified and non-tax-qualified policies, with the non-tax-qualified policies generally offering access to benefits at lower levels of disability, while not offering the same preferential tax treatment as tax-qualified policies. Tax qualified policies represented approximately 93% and 90% of our policies issued in 2007 and 2006, respectively.

We employ the use of multiple risk underwriting classes that permit us to offer coverage to individuals who are considered healthy, as well as those with significant medical conditions. This tiered approach requires the policyholder to pay a premium that correlates with his/her health at the time of application and the risk associated therewith. Our Secured Risk policy is reserved for those in the highest-risk class.

In 2006, we modified the benefits offered within our Secured Risk policy, extending coverage on newly issued policies up to three years. In 2007, we also modified the benefits offered within the Secured Risk policy, increasing the daily maximum to $150. We periodically evaluate new product opportunities that seek to match consumer attitudes for new coverage design. Our future product development efforts are designed to expand the distribution of long-term care insurance coverage, rather than competing with existing products. We seek to do so through the development of products that will attract applicants who could qualify for, but may not be interested in currently available products, and through the further expansion of our strategy to provide policies to those who do not qualify for traditional long-term care insurance products due to health conditions.

(c)	Marketing

Historically, our business has been concentrated in a few key states. During 2007 and 2006, approximately 39% and 40%, respectively, of our direct premium revenue came from sales of policies in California, Florida and Pennsylvania. In 2001, we ceased new policy sales nationwide as a result of our statutory surplus levels until we formulated the Corrective Action Plan (the “Plan”) with the Commonwealth of Pennsylvania Department of Insurance (the “Department”). Upon the Department’s approval of the Plan in February 2002, we recommenced new policy sales in 23 states, including Pennsylvania. We have now recommenced new policy sales in 21 additional states, including California and Florida (however, we are currently suspended from new sales in Florida, effective June 4, 2007). We are working with the remaining six states to recommence new policy sales.

The following table summarizes our sales of new long-term care and Medicare supplement policies in the periods indicated (in thousands):

	2007	2006	2005
Number of new policies sold	7	8	9
Annualized premiums	$16,268	$17,906	$21,018

Markets. The following chart shows premium revenues by state (dollar amounts in thousands):

					Current
	Year	Year Ended December 31,			Year %
State	Entered	2006	2005	2004	of Total
Arizona	1988	$ 12,446	$ 13,190	$ 13,671	4%
California	1992	41,013	43,826	46,585	14%
Florida	1987	44,931	49,090	50,435	15%
Illinois	1990	16,791	17,341	17,535	6%
North Carolina (2)	1990	7,989	8,775	9,430	3%
Ohio	1989	8,167	8,677	9,248	3%
Pennsylvania	1972	32,971	35,143	39,392	11%
Texas	1990	15,037	15,469	15,742	5%
Virginia	1989	21,983	21,789	22,477	7%
Washington	1993	9,846	9,995	10,270	3%
All Other States (1)(2)		83,593	86,221	85,100	29%
All States		$294,767	$309,516	$319,885	100%

(1)	Includes all states with premiums of less than three percent of total premiums in 2006.
(2)	We have not recommenced new policy sales in North Carolina or in five other states, which are included in All Other States.

Distribution Partners. We primarily market our long-term care insurance products through FMOs, which are generally large, independent, multi-agent networks utilized for the purpose of recruiting agents and developing networks of agents in various states. FMOs retain a portion of the commissions we pay on business written in return for recruiting, training and motivating independent agents to place business with Penn Treaty. Approximately 94% of the 2007 long-term care sales were generated by FMOs. At December 31, 2005, we had contracts to sell our products with approximately 75 FMOs. The number of FMOs decreased in 2005 from approximately 140 at December 31, 2004 as FMOs that did not meet certain production levels were transferred under other FMOs or ceased new sales with Penn

Treaty. The number of FMOs was further reduced to approximately 55 at December 31, 2006. The reduction in the number of FMOs allows us to focus our resources on FMOs that are more likely to increase production with respect to Penn Treaty products in the future. Beginning in 2006, we also began to recruit new FMOs that are interested in selling our products. We recruited four new FMOs in 2007 and five in 2006. As of December 31, 2007 we had 52 FMOs.

The remaining sales in both 2007 and 2006 were generated through strategic alliances with other long-term care insurance providers. These coordinated ventures offer our competitors’ captive sales agents access to our long-term care insurance products and underwriting breadth.

In February 2007, we introduced our PersonaLTC® platform specifically designed to help financial advisors deliver long-term care insurance solutions to their clients. This platform includes:

•	A new simplified application process.
•	The use of our physically impaired underwriting capabilities to help reduce the number of declined applications experienced by financial advisors.
•	A national co-sales specialist network that utilizes our FMOs.

From the beginning of the second quarter of 2007 through the filing of this document, we have signed distribution contracts with 17 financial advisor organizations. As of the time of this filing there are no material sales yet generated from this distribution channel. However we expect sales to materialize in 2008, as our efforts change from recruiting financial advisor organizations to training them and supporting them in their sales efforts of our products.

(d)	Administration

Underwriting

We have offered long-term care insurance products for over 35 years and we believe we have benefited significantly from our longstanding focus on this specialized line. Through our experience, we have been able to establish a system of underwriting designed to permit us to process our new business and assess the risks presented with new applications effectively and efficiently. This experience has also enabled us to devise a risk stratification system whereby we can accept a broad array of risks with correspondingly appropriate premium levels.

Applicants for long-term care insurance are required to complete applications and answer detailed medical questions about their health history, medications and other personal information. Additionally, each applicant must complete a telephonic or face-to-face interview conducted by an employee of our underwriting department or a nurse through an outside agency. These interviews are used to verify the information provided on the application, as well as obtain additional insight into an applicant’s physical abilities, activity level, living situation and cognitive functioning.

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

We use multiple rate classifications as a means to approve a greater number of applicants by obtaining the appropriate premiums for additional risk levels. Applicants are placed in different risk classes for acceptance and premium calculation based on medical conditions and level of activity. We have an underwriting points-based scoring system, which provides consistent underwriting and rate classification for applicants with similar medical histories and conditions. We currently offer Preferred, Premier, Select and Standard risk classifications. We are able to offer the equivalent of a fifth underwriting class through our Secured Risk product, which allows us to accept applicants who would not otherwise qualify for traditional long-term care insurance products.

Claims

Our long-term care insurance policies provide coverage for a full continuum of long-term care services including home health care, assisted living facilities and skilled nursing home services. Consumers may purchase policies that cover services in one of these settings with a “stand alone” policy, or they may purchase a comprehensive policy which provides benefits for services received in any of these health care settings.

Our long-term care insurance claims are processed by interdisciplinary teams of claim examiners and registered nurse case managers. New claims are assigned to both a claim examiner and a registered nurse case manager for the lifecycle of that claim. This allows the examiner and case manager to become well acquainted with the circumstances of the claim, the provider(s) being utilized, the plan of care development and compliance and the claimant’s progress toward achieving rehabilitative milestones.

Our registered nurse case managers conduct a preliminary medical review of new claims and work with the policyholder, care providers and attending physicians in developing an appropriate and effective plan of care for each individual policyholder. The registered nurse case managers utilize a frequency review protocol which incorporates policyholder demographics, diagnosis and medical condition acuity.

Our evaluation process for determining benefit eligibility for new claims, as well as re-evaluating continued eligibility for existing claims, includes the use of our internally developed, face-to-face functional and cognitive assessment tool. Registered nurses, employed by external vendors, use our assessment tool to capture important medical, functional and cognitive needs information. The use of our internally developed assessment tool serves to standardize the format and enhance the consistency, quality and relevance of the information we receive from each of the external vendors we utilize.

We believe the addition of a consulting Medical Director to our claim/case management operation, together with the continuing expansion of our preferred provider network and broadening claim audit and fraud investigation departments, will help us to continue to better manage costs associated with claim payments.

Systems Operations

We maintain our own computer system for most aspects of our operations, including policy issuance, billing, claims processing, commissions, premiums and general ledger. We are working on developing new business process management techniques and practices designed to improve quality control, reduce operating expense and institutionalize our intellectual capital.

In addition, to effectively leverage our core operating strengths and support new distribution channels, we plan to implement technologies that will enable us to deliver high service level standards and claims processing efficiencies. We are investing in technology solutions designed to leverage our existing infrastructure and prepare us for future business process and service level efficiencies critical to our core competencies.

We have an outsourcing agreement with a computer services vendor providing for the daily operations of our systems and future program development.

(e)	Premiums

Our long-term care policies provide for guaranteed renewability, at the option of the policyholder, at then current premium rates. The policyholder may elect to pay premiums on a monthly, quarterly, semi-annual or annual basis.

Premium rates for all lines of insurance are subject to state regulations, which vary across jurisdictions. Premium rates for our insurance policies are established by our actuarial staff with the assistance of our actuarial consultants and after consultation with executive management. At the time of the filing of this document, there is no in-house actuarial staff for product pricing. While we are currently searching to fill actuarial staff positions, we continue to utilize our consulting actuaries for all work related to pricing and premium rate increases. All premium rates, including changes to previously approved premium rates, must be approved by the insurance regulatory authorities in each state. However, regulators may not approve the premium rate increases we request, may approve them only with respect to certain types of policies, or may approve increases that are smaller than those we request.

In the past, we have filed with and received approval from certain state insurance departments to increase policy premium rates. These premium rate increases have resulted from a) claims experience that has differed from our expectations at the time of the original policy issuance and b) development of alternative forms of facility care (assisted living centers) that were not contemplated at the time of the original policy issuance, but for which we have frequently made payment under the terms of our existing facility-based policy forms.

We have filed and implemented premium rate increases on the majority of our policies sold prior to 2002 and are continuing to do so. We do not currently anticipate the need to file for premium rate increases on any policies issued after 2001. When we file for premium rate increases, we assume that an increased number of policies will lapse due to the premium rate increases and that anti-selection will occur as a result of the premium rate increases. Anti-selection is the lapsation of policies held by healthier policyholders, leading to a higher expected ratio of claims to premiums in future periods.

The premium rate increases we file may be consistent within a policy form or may vary by the policy type, benefit period, underwriting class and age of the policyholder. The timing of state approvals for premium rate increases, where required, varies. Some states will approve requested premium rate increases within several months while other states will take more than a year or may only approve a portion of the increase requested. In those situations, we generally will file for additional premium rate increases at a later date in order to obtain the remaining portion of the premium rate increase, so long as it is still actuarially justified. Therefore, fully implementing planned premium rate increases, may take several years.

Long-term care insurance has fixed annual premiums that can be adjusted only upon approval of the insurance departments of the states where the policies were written. The process for filing for premium rate increases requires us to demonstrate to the insurance departments that expected claims experience is anticipated to exceed original assumptions. The approval of premium rate increases is at the discretion of the insurance departments.

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

We assess the recoverability of our unamortized deferred acquisition cost (“DAC”) asset on a quarterly basis through actuarial analysis. To determine recoverability, the present value of anticipated future premiums less future costs and claims are added to current reserve balances. If this amount is greater than the current unamortized DAC then the DAC is deemed recoverable. If this amount is less than the current unamortized DAC then we impair our DAC and record a charge in our current period results of operations. The DAC recoverability analysis includes our most recent assumptions for persistency, morbidity, interest rates, expenses and premium rate increases, all or any of which may be different than the assumptions utilized in establishing our benefit reserves.

Although we believe that our reserves are adequate to cover all policy liabilities, we cannot be certain that our reserves are adequate or that future claims experience will be similar to, or accurately predicted by, our past or current claims experience.

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

Reinsurance Agreement with Imagine International Reinsurance Limited

Effective June 30, 2005, we entered into an agreement to reinsure, on a 100% quota share basis, substantially all of our long-term care insurance policies in-force as of December 31, 2001 with Imagine International Reinsurance Limited (the “2001 Imagine Agreement”). This agreement does not qualify for reinsurance treatment in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) because it does not result in the reasonable probability that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including an experience refund provision, expense and risk charges due to the reinsurer that escalate over the life of the agreement and an aggregate limit of liability. Therefore, the agreement is being accounted for in accordance with deposit accounting for reinsurance contracts. However, the agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules, which requires a reinsurance agreement to transfer risk to the reinsurer, but does not require the reasonable probability of a significant loss required under GAAP.

The 2001 Imagine Agreement allows us to withhold all funds due to the reinsurer as a funds withheld liability, which is only recorded for statutory accounting purposes. In addition, the agreement allows us to recapture the reinsured policies on any January 1, commencing January 1, 2008. In the event we elect to commute the agreement and recapture the reinsured policies, we will be entitled to an experience refund equal to the funds withheld liability (except as further described below). For deposit accounting purposes, the experience refund and the funds withheld liability are offset as a net deposit amount.

The funds withheld liability and the corresponding experience refund are comprised of:

1.	an initial premium of approximately $1.039 billion, equal to the statutory reserves for the reinsured policies at the effective date plus

2.	future investment income plus
3.	future premiums less
4.	future losses paid less
5.	an initial ceding commission of $60 million less
6.	future expense allowances less
7.	future expense and risk charges.

The expense allowance from the reinsurer, limited to a maximum of 25% of premiums collected, is equal to:

1.	Renewal commissions paid to our agents, not to exceed 10.5% of premiums collected; plus
2.	9.2% of premiums collected; plus
3.	4.0% of paid claims.

The quarterly expense and risk charge is equal to the sum of (1) 0.25% of total ceded statutory reserves at the end of a quarter and (2) 0.50% of the value of the combination of any letters of credit or funds deposited in trust by the reinsurer as of the beginning of the quarter. In addition, we paid the reinsurer an initial expense and risk charge of $2.92 million, which is being amortized to expense over 42 months, the initial estimated life of the agreement.

The 2001 Imagine Agreement contains an aggregate limit of liability, which limits the ultimate liability for paid claims of the reinsurer. The aggregate limit of liability is equal to:

1.	$100 million plus
2.	the initial premium less
3.	the initial ceding allowance plus
4.	the cumulative premiums collected after the effective date less
5.	the cumulative expense allowances reimbursed after the effective date plus
6.	the cumulative investment income after the effective date.

As noted above, the 2001 Imagine Agreement contains commutation provisions and allows us to recapture the reinsured policies as of January 1, 2008, or on January 1 of any year thereafter. Additionally, the agreement contains certain covenants and conditions that, if breached, could result in our decision to ultimately commute the agreement or else forego any future opportunity to commute. We were in compliance with these covenants as of and for the period ended December 31, 2006 and as of the date of the filing of this document.

In the event we do not commute the 2001 Imagine Agreement on or before January 1, 2009, the expense and risk charge paid to the reinsurer will increase by 50 percent. In the event we do not commute the agreement on or before January 1, 2011, but commute at a later date, the experience refund will not exceed the statutory reserves as of the date of commutation, resulting in our forfeiture of any accumulated statutory profits to which we otherwise may have been entitled.

In order to commute the agreement and remain in compliance with requisite minimum regulatory standards, we will need to have a risk based capital ratio (“RBC”) of at least 200%. Our current modeling and actuarial projections suggest that our RBC ratio should be at or slightly above 200% and therefore we may be able to commute the 2001 Imagine Agreement on January 1, 2010. We also believe that we should have an additional margin for any adverse development in order to recapture the block of business. These projections include assumptions related to premiums (new sales, persistency and the timing of the collection of premium rate increases by 2011), investment income, expense levels, incurred claims (paid claims plus change in claim reserves) and changes in our future policyholder benefits. Because our current projections show that we are unable to commute the 2001 Imagine Agreement until January 1, 2010, we have included additional expense and risk charges in our DAC recoverability analysis. Our DAC is still recoverable with these additional expense and risk charges. We are considering alternatives that may allow us to either commute the 2001 Imagine Agreement prior to January 1, 2010 or reduce the expense and risk charges that escalate as a result of not commuting on January 1, 2009. We believe that alternatives such as modifications to the current reinsurance agreement, new reinsurance agreements, additional capital issuances or a transaction that is completed as a result of our current review of strategic alternatives are available to allow us to commute the 2001 Imagine Agreement on January 1, 2009. We may not be able to commute the 2001 Imagine Agreement on January 1, 2010, as planned, which could have a material adverse affect on our financial condition and results of operations. In the event we determine that commutation of the Imagine Agreement is unlikely on or before January 1, 2010, but likely at some future date, we will include additional annual expense and risk charges in our unamortized DAC recoverability analysis. As a result, we could impair the value of our DAC asset and record the impairment in our financial statements at that time.

Pursuant to the Plan with the Department, which requires the pre-approval of new or modified reinsurance agreements, we have requested and received approval to modify the 2001 Imagine Agreement. The approved modification would waive an increase in the expense and risk charges that would be payable to the reinsurer if the ceded policies are not recaptured and the Agreement is not commuted on or before January 1, 2009 and allow Penn Treaty, in its sole discretion, to recapture approximately 1/3 of the reinsured business in each of the years 2009, 2010 and 2011, with no escalation in the expense and risk charges. The modification would give us additional latitude in deciding the economics of commuting the agreement via other capital alternatives. At the time of the filing of this document, the modified agreement has not been signed by the reinsurer or us.

The agreement further requires that we maintain our financial position in good standing, including covenants regarding our financial strength ratings and risk-based capital ratios. Under the agreement the reinsurer may require the immediate repayment of the funds withheld liability in the event of a deterioration of our financial strength. As a result of such deterioration, our expense and risk charges could be increased by 25 percent, although any additional expense and risk charges would be refunded, with interest, upon commutation of the agreement if on or before January 1, 2010.

Our agreement requires us to file premium rate increases within 30 days of our determination of need for these increases.  Failure to file such rate increases within the prescribed time is defined in the agreement as a Material Breach Event, which, if uncorrected, would ultimately lead to a reduction in the reinsurer’s liability to reimburse claims made in the future under the agreement.  Although we filed our premium rate increases more than 30 days after our determination of need in 2006, the Reinsurer considered our filings to be sufficient to cover our obligations under the agreement and has not reduced the aggregate limit of liability.

2005 Reinsurance Agreement with Imagine International Reinsurance Limited

Effective October 1, 2005, we entered into an agreement to reinsure, on a 75% quota share basis, our long-term care insurance policies issued between October 1, 2005 and September 30, 2006 with Imagine International Reinsurance Limited (the “2005 Imagine Agreement”). This agreement has been amended to cover long-term care insurance policies issued through September 30, 2008. This agreement does not qualify for reinsurance treatment in accordance with GAAP because it does not result in the reasonable probability that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including an experience refund provision, expense and risk charges due to the reinsurer that escalate over the life of the agreement and an aggregate limit of liability. Therefore, the agreement is being accounted for in accordance with deposit accounting for reinsurance contracts. However, the agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules, which requires a reinsurance agreement to transfer risk to the reinsurer, but does not require the reasonable probability of a significant loss required under GAAP.

The 2005 Imagine Agreement allows us to withhold all funds due to the reinsurer as a funds withheld liability, which is only recorded for statutory purposes. In addition, the agreement allows us to recapture the reinsured policies on any September 30, commencing on September 30, 2008. In order to recapture any policies reinsured under the 2005 Imagine Agreement, we are required to first recapture policies reinsured under the 2001 Imagine Agreement for polices issued December 31, 2001 or prior. Since we did not recapture the policies reinsured under the 2001 Imagine Agreement on January 1, 2008, and current projections show the Company is unable to commute the 2001 Imagine Agreement until January 1, 2010, we will not be able to recapture any new policies reinsured under the 2005 Imagine Reinsurance Agreement prior to September 30, 2010.

Other Reinsurance

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

On January 1, 2006, we ceded all of our remaining life policies to Liberty Bankers Life Insurance Company on a 100% quota share assumption basis. Upon approval from state insurance departments in which the policies were issued, or policyholder approval as may be prescribed by state regulation, we will no longer record these policies in our financial statements. At December 31, 2007 state insurance department approvals had been obtained in states comprising over 90% of the ceded business.

The following table shows our historical use of reinsurance:

		Reinsurance Recoverable
Company	A.M. Best Rating	December 31, 2006	December 31, 2005
		(in thousands)
General Re Life Corporation	A++	$ 28,892	$27,322
Liberty Bankers Life Insurance Company	B	10,390	-
Constitution Life	B++	303	-
Lincoln Heritage Life Insurance Company	A-	2,464	2,623
Other (1)		77	87
(1) Reinsurance recoverables of less than $100 are combined.
(h)	Investments

We have categorized all of our investment securities as available for sale because they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this category are reported at their current market value with net unrealized gains and losses, net of the applicable deferred income tax effect, being added to or deducted from total shareholders’ equity on the balance sheet. As of December 31, 2006, shareholders’ equity was decreased by $30.1 million due to unrealized losses of $46.8 million in the investment portfolio. The amortized cost and estimated market value of our available for sale investment portfolio as of December 31, 2006 and 2005 are as follows (amounts in thousands):

	December 31, 2006
	Amortized	Gross Unrealized	Gross Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury securities
and obligations of U.S.
Government authorities
and agencies	$ 220,952	$ 180	$ (10,675)	$ 210,457
Mortgage backed securities	192,745	208	(3,970)	188,983
Municipal Bonds	24,542	-	(1,239)	23,303
Foreign	616	-	(13)	603
Corporate securities	591,861	105	(30,888)	561,078
	$1,030,716	$ 493	$ (46,785)	$ 984,424

	December 31, 2005
	Amortized	Gross Unrealized	Gross Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury securities
and obligations of U.S.
Government authorities
and agencies	$ 222,346	$ 49	$ (3,057)	$ 219,338
Mortgage backed securities	138,161	20	(3,151)	135,030
Municipal Bonds	24,547	-	(497)	24,050
Corporate securities	639,491	55	(17,911)	621,635
	$1,024,545	$ 124	$ (24,616)	$1,000,053

Our investment portfolio consists primarily of investment grade fixed income securities. Income generated from this portfolio is largely dependent on prevailing levels of interest rates at the time of original purchase. Due to the duration of our investments (approximately 10 years), investment income does not immediately reflect changes in market interest rates.

On December 29, 2006, we acquired for $5 million a 10% beneficial interest in a trust consisting of commission renewal rights. The trust is collateralized by future cash flows from commission renewals of life insurance policies from A+ rated insurers. The commissions paid to the trust have actuarial and credit risk and are payable for the life of the underlying insurance policies. The purchase price was based on discounting anticipated future commissions using a discount rate equal to the internal rate of return of 9.9%. We began receiving monthly distributions from the trust in January 2007 and will record the investment income using the prospective interest method. The investment is categorized as available-for-sale.

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

We do not match the duration of assets and liabilities, which could subject us to interest rate risk from the investment of new cash flows that are inadequate to meet our future claims payments. In addition, we are limited by the Corrective Action Plan with the Pennsylvania Insurance Department (see page 23) as to the types of new investments that we may purchase. We are also limited by our statutory surplus in terms of the level of realized loss we can incur in connection with the sale of existing assets and purchase of new investments. This could, and has, limited our ability to realign the duration of our investment portfolio and to maximize our investment yield. Our future earnings could be restricted as a result of these limitations.

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

Interest rates are highly sensitive to many factors, including monetary and fiscal policies and domestic and international political conditions. Although we take measures to manage the risks of investing in a changing interest rate environment, we may not be able to effectively mitigate interest rate sensitivity. Our mitigation efforts include maintaining a high quality portfolio to reduce the effect of interest rate changes on book value. A significant increase in interest rates could have a material adverse effect on our book value.

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

	Year ended December 31,
	2007	2006	2005
Loss Ratio (1) (4)	68.2%	48.5%	177.6%
Expense ratio (2) (4)	67.9%	66.8%	(78.6)%
Combined loss and expense ratio	136.1%	115.3%	99.0%
Persistency (3)	93.2%	91.9%	88.8%

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

(4) The 2007, 2006 and 2005 loss ratios and expense ratios are significantly affected by the statutory accounting for reinsurance agreements. The 2007 rations are impacted by the 2001 and 2005 Imagine Agreements. The 2006 ratios are impacted by our 2001 and 2005 Imagine Agreements and an assumption reinsurance agreement related to our life insurance policies. The 2005 ratios are impacted by the commutation of two reinsurance agreements with Centre Solutions (Bermuda) Limited and the subsequent entry into the 2001 Imagine Agreement. The expense ratio is negative in 2005 due to a ceding allowance of $60 million received upon entering the 2001 Imagine Agreement, which is netted against expenses as described in note (2) above. The loss ratio in 2005 was higher than in 2007 or 2006 because the premium we ceded to Imagine International Reinsurance Limited exceeded the amount we received upon commutation of the two reinsurance agreements with Centre Solutions (Bermuda) Limited, resulting in a smaller numerator being utilized in the ratio.

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

The financial strength ratings assigned to our insurance company subsidiaries by A.M. Best Company, Inc. and Standard & Poor’s Insurance Rating Services, two independent insurance industry rating agencies, affect our ability to expand and to attract new business. A.M. Best’s ratings for the industry range from “A++ (superior)” to “F (in liquidation).” Standard & Poor’s ratings range from “AAA (extremely strong)” to “CC (extremely weak).” A.M. Best and Standard & Poor’s insurance company ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors. Our subsidiaries that are rated have A.M. Best ratings of “B – (negative outlook)” and Standard & Poor’s ratings of “B- (stable outlook)”. In July 2006, both A.M. Best and Standard & Poor’s assigned our ratings to “credit watch, with negative outlook”. In August 2007, Standard & Poor's reduced the financial strength rating of the Company's subsidiary, Penn Treaty Network America Insurance Company to "B- (stable outlook)". In February 2008, A.M. Best reduced the financial strength rating of the Company's subsidiaries to "B – (negative outlook)". We believe that a further downgrade of either of these ratings would have an adverse effect upon our ability to sell new policies, including, but not limited to, the potential for certain key states to suspend our ability to write new business in those states, including Florida, which specifically cites a rating agency downgrade in our consent order as a reason for suspension.

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

In addition, our 2001 Imagine Agreement allows our assets withheld and payable to the Reinsurer to be transferred to the Reinsurer in the event that our Standard and Poor’s rating falls below “B-.”

(k)	Competition

We operate in a highly competitive industry. We believe that competition is based on a number of factors, including service, products, premiums, commission structure, financial strength, industry ratings, name recognition and distribution channels. We compete with a large number of national insurers which offer similar products through similar distribution channels, smaller regional insurers and specialty insurers, many of whom have considerably greater financial resources, larger and more diverse networks of agents and higher financial strength ratings than we do. We also are subject to competition resulting from changes in the Medicare and Medicaid benefit plans, especially as it relates to home and community based services and long-term care facility coverage.

We also actively compete in an intense market that is developing combination products with life insurance, annuity and other financial plans. The expansion of these product features outside of the traditional insurance arena has brought increased competition and pressure to develop alternate business and product lines for long-term care insurance. We also may be adversely affected if we do not seek appropriate affiliations and are required to compete with other financial institutions. Our ability to compete in the long-term care insurance arena will be dependent on our ability to develop new products and necessary affiliations.

Our products are distributed through networks of agents and financial advisors who independently sell our products. We compete with other insurance companies in product offerings, commission rates, underwriting, claim adjudication and service. Our business may suffer if we are unable to recruit and retain independent agents, networks of agents or develop alternative distribution channels.

We continue to compete in an industry that is changing. New regulations and products continue to be introduced for the funding of long-term care services. In order to keep pace with any new developments, we may need to expend significant capital to offer new products, develop partnerships, expand distribution channels and train our agents and employees to sell and administer our products and services.

(l)	Government Regulation

General

Insurance companies are subject to supervision and regulation in all states in which they transact business. Penn Treaty is registered and approved as a holding company under the Pennsylvania Insurance Code. Our insurance company subsidiaries are chartered in the states of Pennsylvania and New York.

State Regulations

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

The NAIC is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues that can be used as guidelines for individual states in adopting or enacting insurance legislation. While the NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding on insurance companies unless adopted by states, and variation from the model laws by states is common. The NAIC initiated the Long-Term Care Working Group which reports directly to the Life B Committee and is responsible for the development of Model Act and Regulation for long-term care and gives guidance to members of the NAIC on long-term care issues. Throughout 2007, the NAIC sought to streamline its meeting schedule and consolidated the LTC Working Group into the Senior Issues Task Force which also reports directly to the Life B Committee. We believe that this is an important function and we maintain an active presence through committee representation and NAIC meetings.

Most states mandate minimum benefit standards and policy lifetime loss ratios for long-term care insurance policies and for other accident and health insurance policies. A significant number of states, including Pennsylvania, have adopted the NAIC model regulation that requires new business rates to contain a margin for moderately adverse experience. Certain states, including New Jersey and New York, have adopted a minimum loss ratio of 65% for long-term care. The states in which we are licensed have the authority to change these minimum ratios, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. There is no minimum loss ratio for policies issued after a state has adopted the NAIC model regulation that requires new business rates to contain margin for moderately adverse experience.

In December 1986, the NAIC adopted the Long-Term Care Insurance Model Act (the “Model Act”) to promote the availability of long-term care insurance policies, to protect applicants for such insurance and to facilitate flexibility and innovation in the development of long-term care coverage. The Model Act establishes standards for long-term care insurance, including provisions relating to disclosure and performance standards for long-term care insurers, incontestability periods, non-forfeiture benefits, severability, penalties and administrative procedures. Model regulations were also developed by the NAIC to implement the Model Act. Some states have also adopted standards relating to agent compensation for long-term care insurance.

Some state legislatures have, since 2000, adopted NAIC proposals to limit significant premium rate increases on long-term care insurance products. These states have required that new long-term care policies sold after the adoption of the NAIC proposals include an additional margin for a moderately adverse deviation in claims expectations. This additional margin included in the original pricing of policies is designed to partially protect policyholders from future premium rate increases. In the past, we have been generally successful in obtaining premium rate increases when necessary. We currently have premium rate increases on file with various state insurance departments. If we are unable in the future to obtain premium rate increases, or in the event of legislation further limiting premium rate increases, we believe it would have a material adverse impact on our financial condition, results of operations and future earnings.

The Pennsylvania Insurance Department and the New York Insurance Department and the insurance regulators in other jurisdictions have broad administrative and enforcement powers relating to the granting, suspending and revoking of licenses to transact insurance business, the licensing of agents, the regulation of premium rates and trade practices, the content of advertising material, the form and content of insurance policies and financial statements and the nature of permitted investments. In addition, regulators have the power to require insurance companies to maintain certain deposits, capital and surplus and reserve levels calculated in accordance with prescribed statutory standards. The NAIC has developed minimum capital and surplus requirements utilizing certain risk-based factors associated with various types of assets, credit, underwriting and other business risks. This calculation, commonly referred to as Risk-Based Capital ("RBC"), serves as a benchmark for the regulation of insurance company solvency by state insurance regulators. The primary purpose of such supervision and regulation is the protection of policyholders, not investors.

We are also subject to the insurance holding company laws of Pennsylvania and of the other states in which we are licensed to do business. These laws generally require insurance holding companies and their subsidiary insurers to register and file certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. Further, states often require prior regulatory approval of changes in control of an insurer and of inter-company transfers of assets within the holding company structure. The Pennsylvania Insurance Department and the New York Insurance Department must approve the purchase of more than 10% of the outstanding shares of our common stock by one or more parties acting in concert, and may subject such party or parties to the reporting requirements of the insurance laws and regulations of Pennsylvania and New York, and to the prior approval and/or reporting requirements of other jurisdictions in which we are licensed. In addition, our officers and directors and those of our insurance subsidiaries and our 10% shareholders are subject to the reporting requirements of the insurance laws and regulations of Pennsylvania and New York, as the case may be, and may be subject to the prior approval and/or reporting requirements of other jurisdictions in which they are licensed.

On October 25, 2007, Elkhorn Partners Limited Partnership, (the "Partnership") filed a Schedule 13D/A with the Securities and Exchange Commission. The general partner of the Partnership is Parsow Management LLC, and the sole manager of Parsow Management LLC is Alan S. Parsow. The Schedule 13D/A disclosed that the Partnership is asking the Pennsylvania Insurance Department to (1) approve any purchases of additional Penn Treaty common stock by the Partnership (increasing its ownership by 10% to 20%) and any election of Mr. Parsow to the Penn Treaty Board of Directors and (2) conclude that these proposed actions will not result in the Partnership's acquisition of control of Penn Treaty. This request has been approved by the Department.

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

PTNA and ANIC did not pay any dividends to Penn Treaty in 2004, 2005, 2006 or 2007 and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. The New York subsidiary has not paid any dividends in 2004, 2005, 2006 or 2007.

State Regulatory Actions

Our insurance subsidiaries are regulated by various state insurance departments. In its ongoing effort to improve solvency regulation, the NAIC has adopted RBC requirements for insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks, such as asset quality, mortality and morbidity, asset and liability matching, benefit and loss reserve adequacy and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that an insurer must maintain. Regulatory compliance is determined by a ratio of the enterprise’s regulatory Total Adjusted Capital to its Authorized Control Level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which may require specific corrective action depending upon the insurer’s state of domicile.

Our insurance subsidiaries, PTNA, ANIC and American Independent Network Insurance Company of New York (representing approximately 90%, 8% and 2% of our in-force premium in both 2006 and 2005, respectively), are each required to hold statutory surplus that is above a certain required level. If the statutory surplus of either of our Pennsylvania subsidiaries falls below such level, the Department may be required to place such subsidiary under regulatory control, leading to rehabilitation or liquidation. At December 31, 2000, PTNA had Total Adjusted Capital below the Regulatory Action level. As a result, it was required to file the Plan with the Department. On February 12, 2002, the Department approved the Plan by way of a Corrective Order.

The Corrective Order requires PTNA and ANIC to comply with certain requirements, including, but not limited to:

•	Limit new investments to NAIC 1 or 2 rated securities;
•	Increase statutory reserves by an additional $125 million by December 31, 2004, which has been completed;
•

Enter into a reinsurance treaty with Centre Solutions (Bermuda) Limited through which PTNA and ANIC reinsure 100% of their individual long term care insurance business in effect on December 31, 2001.  This treaty was commuted effective May 24, 2005 and we entered into a new reinsurance agreement with Imagine International Reinsurance Limited effective June 30, 2005;

•

File with the Department monthly statements of the balance of the trust account required under the trust agreement among them, Imagine International Reinsurance Limited and The Bank of New York within five days of receipt of any such statement;

•	Compute contract and unearned premium reserves using the initial level net premium reserve methodology;
•	Submit to the Department all filings made by Penn Treaty with the Securities and Exchange Commission and all press releases issued by Penn Treaty, PTNA or ANIC;
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

The Florida OIR issued a Consent Order dated July 30, 2002, as amended, reinstating PTNA’s Certificate of Authority in Florida as a foreign insurer. The Consent Order sets forth the following obligations which PTNA must satisfy to maintain its Certificate of Authority in Florida:

•	Maintain compliance with Florida laws that establish the minimum surplus required for health and life insurers;
•	Submit monthly financial statements to the Department of Insurance;
•	Maintain compliance with Florida laws governing investments in subsidiaries and related corporations; and;;
•	Submit quarterly reports to the Department of Insurance demonstrating all claims that have been assumed by Imagine International Reinsurance Limited.

In August 2006, PTNA agreed to temporarily suspend new sales of Florida insurance policies pending the filing and review by the Florida Office of Insurance Regulation (“OIR”) of its 2005 statutory audit report. Florida represented approximately 6% of new business applications prior to the temporary suspension. In November 2006, PTNA entered into a revised voluntary consent agreement with the Florida OIR to recommence sales. We anticipate that the terms of the voluntary consent agreement will adequately accommodate our expected growth plans for the foreseeable future. The major provisions of the voluntary consent agreement, with which PTNA must comply in order to continue writing new policies in Florida include, but are not limited to, the following:

•	PTNA continuing to file monthly financial reports, as it has since 2002, with the Florida OIR.
•

PTNA limiting total Florida premium to current levels of approximately $48 million as of June 30, 2006, allowing for new business growth equal to lapses of existing policies.  This base amount may increase as a result of any future premium rate increases on existing policies.

•	PTNA seeking approval of the Florida OIR before commencing or terminating any new reinsurance agreements.
•	PTNA maintaining a risk-based capital ratio in excess of 250%. PTNA’s reported ratio as of December 31, 2006 and 2005 was approximately 869% and 714%, respectively.

In the event that PTNA fails to maintain compliance with Florida laws or the above requirements, the Florida OIR will notify PTNA and could require it to take corrective action. If the Florida OIR determines that the corrective action is not timely, PTNA’s Certificate of Authority could be suspended and it could be required to cease writing new direct business in Florida until such time as it took any required corrective action. The voluntary consent agreement may be modified by the Florida OIR in the event of deteriorating financial performance on the part of PTNA. In addition PTNA may seek removal of the conditions of the voluntary consent agreement in the future if its financial strength or its ratings with either A.M. Best Company or Standard and Poor’s improves.

In June 2007, the Florida OIR suspended PTNA’s certificate of authority to conduct business in Florida for a period of at least twelve months because PTNA did not file its 2006 audited statutory financial report on or before June 1, 2007, as is required by Florida statute. PTNA filed its 2006 audited financial report on June 30, 2007. PTNA filed an appeal with the Florida OIR, as prescribed by statute, for consideration before an administrative law judge which was denied. PTNA has continued to actively work with the Florida OIR in an effort to reach a resolution.

In addition, in December 2006, we entered into a purchase agreement to acquire Southern Security Life Insurance Company ("Southern Security"), a Florida-domiciled shell insurance company. The purchase price for Southern Security consisted of $400,000 plus the capital and surplus of Southern Security as of December 31, 2006, which was $3,861,363, plus all investment income and interest on the capital and surplus accruing between December 31, 2006 and the date of final distributions from escrow. The purchase agreement required the approval of the Pennsylvania Insurance Department, which was obtained, and the Florida Office of Insurance Regulation by December 21, 2007. Because the Florida Office of Insurance Regulation did not complete its review by that date, the seller exercised its right to terminate the purchase agreement and the escrowed purchase price is pending distribution. We are making no further attempt to consummate the transaction.

In January 2003, PTNA received approval from the Illinois Department of Insurance to recommence the sale of new policies. As a condition of recommencement, PTNA agreed to provide a second actuarial asset adequacy review on a biannual basis.

In March 2003, we received approval from the California Insurance Department to recommence sales in California subject to certain conditions to be met prior to recommencement of sales and in order to continue to write new policies in the future. The conditions included:

•	The additional certification of the Company’s reserves for 2002, and annually thereafter by May 1, to be performed by an independent actuary of the California Insurance Department’s choice.
•

The Company’s commitment that if an unqualified actuarial opinion is not received as of any subsequent year-end, it will voluntarily discontinue writing new business in California until that condition is corrected.

In May 2005, we received approval from the Ohio Insurance Department to recommence sales in Ohio subject to certain conditions contained in a Memorandum of Understanding.  We agreed that all new long-term care insurance policies written by PTNA would be reinsured to ANIC on a 100% quota share basis.  In addition, we agreed to provide estimated monthly statutory reporting of our financial condition and our Management’s Discussion and Analysis as and upon filing with the Securities and Exchange Commission.

We are in compliance with all conditions established by the Illinois Department of Insurance, the California Insurance Department and the Ohio Insurance Department as of the date of this filing.

Federal Regulation

In February 2006, Congress passed the Deficit Reduction Act, which has significant implications for Medicaid and long-term care insurance. Medicaid, with both federal and state funds, has traditionally been the largest payer for long-term care facilities. The Deficit Reduction Act seeks to tighten eligibility access, and in turn further promotes the use of long-term care insurance as a vehicle for individual financing of these costs. Three distinct areas that will impact the potential market for long-term care insurance include 1) Medicaid eligibility restrictions, 2) expansion of state sponsored long-term care partnership programs and 3) education regarding the benefits of long-term care insurance through state sponsored long-term care websites and federally funded long-term care awareness campaigns. Many states have begun implementation and we are participating.

Compliance with multiple Federal and state privacy laws may affect our profits. Congress enacted the Gramm-Leach-Bliley Financial Services Modernization Act (“GLB”) in 1999 and HIPAA in 1996. GLB was effective November 13, 2000 with full compliance required by July 1, 2001. The United States Department of Health and Human Services adopted privacy rules under HIPAA to protect the privacy and confidentiality of consumer’s protected health information. The HIPAA privacy rules took effect April 14, 2003. Subsequently, additional rules were adopted addressing security standards for protection of electronic health information with compliance required by April 20, 2005. States were encouraged by the preemption provisions of these laws to enact their own privacy rules and regulations. In addition, the NAIC adopted the Insurance Information and Privacy Model Act as a model for states to follow in enacting their own privacy laws and regulations. While many states had enacted privacy laws and regulations prior to the advent of GLB and HIPAA, a majority of states have enacted new laws and regulations following passage of GLB and HIPAA to be consistent with or more stringent than the NAIC model act and those provided for under federal law. Compliance with different laws in states where we are licensed could prove to be costly.

Under HIPAA, premiums paid for eligible long-term care insurance policies are treated as deductible medical expenses for federal income tax purposes. The deduction is limited to a specified dollar amount with the amount of the deduction increasing with the age of the taxpayer. In order to qualify for the deduction, the insurance contract must, among other things, provide for limitations on pre-existing condition exclusions, prohibitions on excluding individuals from coverage based on health status and guaranteed renewability of health insurance coverage. Although we offer tax-deductible policies, we continue to offer a few non-deductible policies as well. We have long-term care policies that qualify for tax exemption under HIPAA in all states in which we are currently selling new policies.

Periodically, the federal government has considered adopting a national health insurance program. The passage of such a program could have a material impact on our operations. In addition, other legislation enacted by Congress could impact our business. As with any pending legislation, it is possible that any laws finally enacted will be substantially different from the current proposals. Accordingly, we are unable to predict whether the impact of any such legislation on our business and operations would be positive or negative.

In May 2007, the U. S. House Committee on Energy and Commerce requested information from long-term care insurance companies, including our Company, regarding their practices and protocols for assessing, paying and denying claims.  We cooperated fully in supplying the requested information within the time frame requested.  In addition, in September 2007, the minority leader of the U.S. Senate Committee on Finance requested information about long-term care insurance procedures from the leading long-term care industry carriers.  We cooperated fully in supplying the requested information within the time frame requested.  In October 2007, the office of the Attorney General of the state of New York issued subpoenas to all long-term care insurance carriers issuing policies in New

York.  We are cooperating fully and have been providing information in response on a continuing basis.  The National Association of Insurance Commissioners and certain state Insurance Departments also conducted industry-wide regulatory inquiries during 2007.  In January 2008, we were informed that the U.S. Government Accountability Office has requested information from the leading long-term care industry carriers, including our Company, to evaluate oversight of the long-term care insurance industry in the areas of rate setting and claims settlement practices.  We intend to cooperate fully in supplying the requested information in the time frame requested. We do not know if these reviews will have an impact on our financial condition or results of operations.

(m)	Employees

As of December 31, 2007 and 2006, we had 362 and 322 full-time employees, respectively. The increase in 2007 is primarily due to additional employees that were hired to reinforce the finance division, improve claims management and processing, expand our sales and marketing initiatives and at our agency subsidiaries to increase sales levels. We are not a party to any collective bargaining agreements.

Item 1A.	Risk Factors

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not currently know about or currently believe are immaterial are not specifically identified below, but may nevertheless adversely affect our business. If any of the risks actually occur, our business, financial condition or future results of operations could be materially and adversely affected.

We may not have enough statutory capital and surplus to continue to write business

Our continued ability to write business is dependent on maintaining adequate levels of statutory capital and surplus to support the policies we write. Our new business writing typically results in net losses on a statutory basis during the early years of a policy. The resulting reduction in statutory surplus limits our ability to seek new business due to statutory restrictions on premium to surplus ratios and statutory surplus requirements. If we cannot generate sufficient statutory surplus to maintain minimum statutory requirements through increased statutory profitability, reinsurance or other capital generating alternatives, we will be limited in our ability to realize additional premium revenue from new business writing, which could have a material adverse effect on our financial condition and results of operations or, in the event that our statutory surplus is not sufficient to meet minimum premium to surplus and risk based capital ratios in any state, we could be prohibited from writing new policies in such state.

Our reserves for current and future claims may be inadequate and any increase to such reserves could have a material adverse effect on our financial condition and results of operations.

We calculate and maintain reserves for current and future claims using assumptions about numerous variables, including our estimate of the probability of a policyholder making a claim, the severity and duration of such claim, the mortality rate of our policyholders, the persistency or renewal of our policies in-force and the amount of interest we expect to earn from the investment of premiums. The adequacy of our reserves depends on the accuracy of our assumptions. We cannot be certain that our actual experience will not differ from the assumptions used in the establishment of reserves. Any variance from our assumptions could have a material adverse effect on our financial condition and results of operations.

Our unamortized deferred policy acquisition cost asset may not be fully recoverable, which would result in an impairment charge and could materially adversely affect our financial condition and results of operations.

In connection with the sale of our insurance policies, we defer and amortize the policy acquisition costs over the related premium paying periods throughout the life of the policy. These costs include all expenses that are directly related to, and vary with, the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of DAC is determined using the same persistency and discount rate assumptions utilized in computing policy reserves. We review the assumptions underlying DAC and our policy reserves on at least a quarterly basis to determine their continued adequacy given current observed trends and expectations. If, based on that review we determine that our DAC is not fully recoverable, we would impair the value of our DAC and would fully expense the impaired amount. As a result, our financial condition and results of operations could be materially adversely affected.

Our reinsurance agreements with Imagine International Reinsurance Limited are subject to an aggregate limit of liability, which, if exceeded, could adversely affect our financial condition and results of operations.

Our reinsurance agreements with Imagine International Reinsurance Limited are subject to certain coverage limitations and an aggregate limit of liability. The aggregate limit of liability may be reduced if we do not use best efforts to obtain premium rate increases deemed necessary under the provisions of the agreements and if certain other events occur. If the aggregate limit of liability is expected to be exceeded in the future, we would establish a contingent deficiency reserve for the expected shortfall, resulting in the reduction of our statutory surplus.

Our reinsurance agreements also limit the amount of security to be provided by the reinsurer in order for us to gain full statutory credit for the cession of our reserves. This security is generally in the form of a letter of credit issued for our benefit. This letter of credit cannot exceed $100 million plus the aggregate of all expense and risk charges paid to the reinsurer since inception of the agreement. If our letter of credit requirements exceeded this limit, our ability to take full credit for the ceded reserves would be limited.

In the event that (1) the reinsurer’s limit of liability is reduced or exceeded, (2) our ability to take full credit for ceded reserves is limited, (3) the reinsurance agreements are cancelled due to lack of premium payments or (4) the reinsurer is not able to satisfy its obligations to us our financial condition and results of operations could be materially adversely affected.

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

In order to commute the agreement and remain in compliance with requisite regulatory minimum standards, we will need to have a risk based capital ratio of at least 200%. Our current modeling and actuarial projections suggest that our RBC ratio should be at or slightly above 200% and therefore we may be able to commute the 2001 Imagine Agreement on January 1, 2010. We also believe that we should have an additional margin for any adverse development in order to recapture the block of business. These projections include assumptions related to premiums (new sales, persistency and the timing of premium rate increases), investment income, expense levels, incurred claims (paid claims plus change in claim reserves) and changes in our future policyholder benefits. Because our current projections show that we are unable to commute the 2001 Imagine Agreement until January 1, 2010, we have included additional expense and risk charges in our DAC recoverability analysis. Our DAC is still recoverable with these additional expense and risk charges. We are considering alternatives that may allow us to either commute the 2001 Imagine Agreement prior to January 1, 2010 or reduce the expense and risk charges that escalate as a result of not commuting on January 1, 2009. We believe that alternatives such as modifications to the current reinsurance agreement, new reinsurance agreements, additional capital issuances or a transaction that is completed as a result of our current review of strategic alternatives are available to allow us to commute the 2001 Imagine Agreement on January 1, 2009. We may not be able to commute the 2001 Imagine Agreement on January 1, 2010, as planned, which could have a material adverse affect on our financial condition and results of operations. In the event we determine that commutation of the Imagine Agreement is unlikely on or before January 1, 2010, but likely at some future date, we will include additional annual expense and risk charges in our unamortized DAC recoverability analysis. As a result, we could impair the value of our DAC asset and record the impairment in our financial statements at that time.

Pursuant to the Plan with the Department, which requires the pre-approval of new or modified reinsurance agreements, we have received approval to modify the 2001 Imagine Agreement. The modification would waive an increase in the expense and risk charges, which would be payable to the Reinsurer if the ceded policies are not recaptured and the Agreement is not commuted on or before January 1, 2009, and allow Penn Treaty, in its sole discretion, to recapture approximately 1/3 of the reinsured business in each of the years 2009, 2010 and 2011, with no escalation in the expense and risk charges. The modification would give us additional latitude in deciding the economics of commuting the agreement via other capital alternatives. At the time of the filing of this document, the modified Agreement has not been signed by the reinsurer or by us.

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

We set our premium rates for both new and existing policies based on assumptions about numerous variables, including our estimate of the probability of a policyholder making a claim, the severity and duration of such claim, the mortality rate of our policyholders, the persistency or renewal of our policies in-force, the expenses associated with administering our policies and the amount of interest we expect to earn from the investment of premiums. In setting premium rates, we consider historical claims information, industry statistics and other factors.

Based on our recent studies, we believe that the policies we currently sell are priced to provide a satisfactory profit margin. However, those studies also demonstrate that certain of our older policies are only marginally profitable and some are unprofitable. As a result, we commenced efforts to obtain premium rate increases on such polices, which include policies for which we previously received premium rate increases. If our actual experience related to either the pricing on our new policies or the premium rates on our existing policies proves to be less favorable than we assumed, our financial condition and results of operations could be materially adversely affected.

We generally cannot raise our premium rates in any state unless we first obtain the approval of the insurance regulator in that state. We cannot assure you that we will be able to obtain approval for premium rate increases from existing requests or requests filed in the future, especially in light of the magnitude of past premium rate increases and consumer sentiment. If we are unable to raise our premium rates because we fail to obtain approval for a premium rate increase in one or more states, our financial condition and results of operations could be materially adversely affected.

In 2005, we settled a class action based on past premium rate increases in which we were the defendant. As part of the settlement, many existing policyholders elected a contingent non-forfeiture benefit, which could entitle them to a paid-up benefit upon lapse following future premium rate increases that exceed certain age-dependent thresholds. While we release reserves to income for lapsing policyholders, the effect of the settlement could lead to higher than expected lapses, future benefit payments for non-premium paying policyholders and anti-selection of remaining policyholders. Although we include an assumption for anti-selection in our policyholder reserves, anti-selection could cause our actual claims experience to exceed our expectations based on the higher risk of the remaining policyholders. As a result, our financial condition and results of operations could be materially adversely affected.

Our failure to timely file periodic reports with the Securities and Exchange Commission (“SEC”) could result in enforcement action by the SEC, stock exchange delisting actions or shareholder lawsuits.

We have failed to file timely periodic reports since the third quarter of 2005. This could result in enforcement action by the SEC, delisting of our common stock by the New York Stock Exchange or shareholder lawsuits. If any of these were to happen, our financial condition and results of operations could be materially adversely affected.

Legal and regulatory investigations are increasingly common in the insurance business and may result in financial losses and harm our reputation.

We are subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and other authorities.  Recently, the long-term care insurance industry has become the focus of increased scrutiny by regulatory and other authorities concerning certain practices within the industry.

In this regard, in May 2007, the U. S. House Committee on Energy and Commerce requested information from long-term care insurance companies, including our Company, regarding their practices and protocols for assessing, paying and denying claims.  We cooperated fully in supplying the requested information within the time frame requested.  In addition, in September 2007, the minority leader of the U.S. Senate Committee on Finance requested information about long-term care insurance procedures from the leading long-term care industry carriers.  We cooperated fully in supplying the requested information within the time frame requested.  In October 2007, the office of the Attorney General of the state of New York issued subpoenas to all long-term care insurance carriers issuing policies in New York.  We are cooperating fully and have been providing information in response on a continuing basis.  The National Association of Insurance Commissioners and certain state Insurance Departments also conducted industry-wide regulatory inquiries during 2007.  In January 2008, we were informed that the U.S. Government Accountability Office has requested information from the leading long-term care industry carriers, including our Company, to evaluate oversight of the long-term care insurance industry in the areas of rate setting and claims settlement practices.  We intend to cooperate fully in supplying the requested information in the time frame requested.

We cannot ensure that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations may be commenced in the future, and we could become subject to further investigations and have lawsuits filed against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operation.  A significant regulatory action or a substantial legal liability against us could have a material adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in any related litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have a material adverse effect on our business, financial condition and results of operations, including our ability to attract new customers and retain our current customers.

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

State legislatures, state insurance regulators and the NAIC continually reexamine existing laws and regulations, and may impose changes in the future that materially adversely affect our financial condition and results of operations and could make it difficult or financially impracticable to continue doing business. Some states limit premium rate increases on long-term care insurance products and other states have considered doing so. Because insurance premiums are our primary source of income, our financial condition and results of operations could be negatively affected by any of these changes.

Certain legislative proposals could, if enacted, adversely affect our financial condition and results of operations. These include the implementation of minimum consumer protection standards for inclusion in all long-term care policies, including: guaranteed premium rates; protection against inflation; limitations on waiting periods for pre-existing conditions; setting standards for sales practices for long-term care insurance; and guaranteed consumer access to information about insurers, including lapse and replacement rates for policies and the percentage of claims denied. In addition, recent Federal financial services legislation requires states to adopt laws for the protection of consumer privacy. Compliance with various existing and pending privacy requirements also could result in significant additional costs to us.

Our business could be materially adversely affected if our financial strength ratings are downgraded; we may not be able to compete successfully with insurers that have greater financial resources or better financial strength ratings.

We sell our products in highly competitive markets. We compete with large national insurers, smaller regional insurers and specialty insurers. Many insurers are larger than we are and many have greater resources and better financial strength ratings than we do. Most insurers also have not experienced the regulatory problems we have faced. In addition, we are subject to competition from insurers with broader product lines. In addition a significant portion of our sales come from our willingness to underwrite physically impaired risks. Currently no other major carrier is competing with us in the underwriting of physically impaired risks. We also may be subject, from time to time, to new competition resulting from changes in Medicare benefits, as well as from insurance carriers introducing products similar to those offered by us or by new carriers entering the long-term care insurance marketplace. If we are unable to remain competitive for any of these reasons it could have a material adverse effect on our financial condition and results of operations.

The financial strength ratings assigned to our insurance company subsidiaries by A.M. Best Company, Inc. and Standard & Poor’s Insurance Rating Services, two independent insurance industry rating agencies, affect our ability to expand and to attract new business. A.M. Best’s ratings for the industry range from “A++ (superior)” to “F (in liquidation).” Standard & Poor’s ratings range from “AAA (extremely strong)” to “CC (extremely weak).” A.M. Best and Standard & Poor’s insurance company ratings are based upon factors of concern to policyholders and insurance agents and are not directed toward the protection of investors. Our subsidiaries that are rated have A.M. Best ratings of “B – (negative outlook)” and Standard & Poor’s ratings of “B- (stable outlook)”. In July 2006, both A.M. Best and Standard & Poor’s assigned our ratings to “credit watch, with negative outlook”. In August 2007, Standard & Poor's reduced the financial strength rating of the Company's subsidiary, Penn Treaty Network America Insurance Company to "B- (stable outlook)". In February 2008, A.M. Best reduced the financial strength rating of the Company's insurance subsidiaries to "B – (negative outlook)". We believe that a further downgrade of either of these ratings would have an adverse effect upon our ability to sell new policies, including, but not limited to, the potential for certain key states to suspend our ability to write new business in those states, including Florida, which specifically cites a rating agency downgrade in our consent order as a reason for suspension, all of which would have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our reinsurance agreement with Imagine International Reinsurance Limited, allows our assets withheld and payable to the reinsurer to be transferred to the reinsurer in the event, that our Standard and Poor’s rating falls below “B-.”

Our business could be materially adversely affected if we were unable to continue selling policies in key states.

Historically, our business has been concentrated in a few key states. During 2007 and 2006, approximately 39% and 40%, respectively, of our direct premium revenue was in California, Florida and Pennsylvania. Although we have recommenced new policy sales in 44 states, including California, Florida and Pennsylvania, we are currently suspended from new sales in Florida and we have not yet recommenced new policy sales in six other states. We are working with the remaining states to recommence sales in all jurisdictions. Florida represented approximately 6% of new applications for insurance prior to the suspension of new sales at June 4, 2007.

We have agreed to conditions for the recommencement of business in California, Florida (prior to the current suspension), Illinois, Ohio and Pennsylvania. If we were found not to be in compliance with these conditions, we could be forced to stop new policy sales. Each state insurance department may impose its own conditions on our recommencing or continuing new policy sales in its state. If we are unable to continue selling new policies in our key states, our financial condition and results of operations could be materially adversely affected.

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

We may not complete any transaction as a result of our evaluation of strategic alternatives.

We retained Friedman, Billings, Ramsey & Co., Inc. ("FBR") to assist us in the review of strategic alternatives to enhance shareholder value. These alternatives could include, but are not limited to, capital structure review, strategic partnerships, business combination transactions or the sale of certain assets. There can be no assurance that our review of strategic alternatives will result in any specific transaction or if we engage in a transaction that it will be on terms favorable to our shareholders. If we are unable to complete a transaction, it could limit our ability to increase sales growth, which could have a material adverse effect on our financial condition and results of operations.

If demand for long-term care insurance continues to decline, we will not be able to execute our strategy of strengthening our position as a leading provider of long-term care insurance.

We have devoted significant resources to developing our long-term care insurance business, and our growth strategy relies upon continued growth of the sale of this product. In recent years, however, industry sales of individual long-term care insurance have declined. Annualized first-year premiums for individual long-term care insurance achieved a historical high in 2002 at approximately $1.0 billion but have decreased to $614 million in 2006, according to LIMRA International. We believe this decrease was due primarily to decisions by several providers to cease offering long-term care insurance, to raise premiums on in-force policies and/or to introduce new products with higher prices. These actions resulted in decreased purchases of long-term care insurance products and have caused some distributors to reduce their sales focus on these products. If the market for long-term care insurance continues to decline, we may be unable to realize our growth strategy and our financial condition and results of operations could be adversely affected.

We may not be able to compete successfully if we cannot recruit and retain insurance agents.

We distribute our products principally through independent agents that we recruit and train to market and sell our products. We also engage FMOs to recruit independent agents and develop networks of agents in various states. We compete vigorously with other insurance companies for productive independent agents, primarily on the basis of our financial position, support services, compensation and product features. When we ceased new policy sales in 2001, many of our agents began selling more long-term care insurance products issued by our competitors. We may not be able to attract (or in the case of agents who have begun writing long-term care products for our competitors, to re-engage) and retain independent agents to sell our products, including if we are unable to obtain permission to recommence new policy sales in the six states where we are currently not permitted to offer new policies. In addition, we believe that the willingness of independent agents to represent our Company is hindered by delays in financial reporting, ratings, and unfavorable Company and industry reports issued by the media or reviewed by governmental bodies. Because our future profitability depends greatly on new policy sales, our business and ability to compete would suffer if we are unable to recruit and retain insurance agents or if we lose the services provided by our FMOs.

Litigation may result in financial losses or harm our reputation and may divert management resources.

Current and future litigation may result in financial losses, harm our reputation and require the dedication of significant management resources. We are regularly involved in litigation. The litigation naming us as a defendant ordinarily involves our activities as an insurer. In recent years, many insurance companies, including us, have been named as defendants in class actions relating to market conduct issues, sales practices and premium rate increases. See Item 3 – “Legal Proceedings” for a description of current legal proceedings.

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

We do not match the duration of assets and liabilities, which could subject us to interest rate risk from the investment of new cash flows that are inadequate to meet our future claims payments. In addition, we are limited by the Plan with the Department as to the types of new investments that we may purchase. We are also limited by our statutory surplus in terms of the level of realized loss we can incur in connection with the sale of existing assets and purchase of new investments. This could, and has, limited our ability to realign the duration of our investment portfolio and to maximize our investment yield. Our future earnings could be restricted as a result of these limitations.

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

Interest rates are highly sensitive to many factors, including monetary and fiscal policies and domestic and international political conditions. We may not be able to effectively mitigate interest rate sensitivity. A significant increase in interest rates could have a material adverse effect on our book value.

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

We retain confidential information in our computer systems, and we rely on sophisticated commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our computer systems could access, view, misappropriate, alter or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states and foreign countries require that customers be notified if a security breach results in the disclosure of personally identifiable customer information, which could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal offices in Allentown, Pennsylvania occupy two buildings owned by the Company, totaling approximately 37,000 square feet of office space in a 40,000 square foot building and all of a 16,879 square foot building. We also own and lease additional office space for ancillary operations of our agency subsidiaries and New York staff.

Item 3.	Legal Proceedings

The Company and its subsidiaries are involved in various legal actions generally arising in the normal course of their business, in which claims for compensatory and punitive damages are asserted. The amounts sought in certain of these actions are often large and indeterminate and the ultimate outcome of certain actions is difficult to predict. Additionally, pleading practices in the United States permit considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonable possible verdicts in the jurisdiction for similar matters. In our experience, monetary relief sought by plaintiffs against the Company often bears little relevance to the merits or disposition value of the legal action.

Although there can be no assurance, at the present time the Company does not anticipate that the ultimate liability from either pending or threatened legal actions is likely to have a material adverse effect on the overall financial condition or operation results of the Company.

Item 4.	Submission of Matters to a Vote of Stockholders

A Special Meeting of Shareholders was held on December 28, 2007. At this meeting, the following matters were voted upon by the shareholders, receiving the number of affirmative, negative and withheld votes, as well as abstentions and broker non-votes, set forth below for each matter.

1.	To ratify and approve the grant of stock options to Patpatia & Associates, Inc.

For	Against	Abstentions	Broker Non-Votes
13,290,441	1,577,198	59,469	0
2.	To ratify and approve the grant of stock options to Bradley Management Services, LLC.
For	Against	Abstentions	Broker Non-Votes
13,252,480	1,611,897	62,731	0
3.	To transact other business that properly comes before the Special Meeting and any and all adjournments and postponements thereof.
For	Against	Abstentions	Broker Non-Votes
6,586,685	8,244,697	95,726	0

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol “PTA.”

As of March 28, 2008, there were 141 record holders of our common stock. The following table indicates the high and low closing sale prices of our common stock as reported on the New York Stock Exchange during the periods indicated.

	High	Low
2007
1st Quarter	$ 8.23	$ 6.05
2nd Quarter	6.21	5.56
3rd Quarter	6.02	5.20
4th Quarter	6.60	5.66

2006
1st Quarter	$ 10.94	$ 8.75
2nd Quarter	9.10	7.30
3rd Quarter	7.87	6.33
4th Quarter	7.69	6.64

2005
1st Quarter	$ 10.20	$ 8.04
2nd Quarter	9.84	8.24
3rd Quarter	10.77	8.23
4th Quarter	10.15	8.08

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

The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of the Standard & Poor’s 500 Composite Stock Index and the Standard and Poor's Insurance Composite for the period December 31, 2001 through December 31, 2006, assuming an initial investment of $100 and that dividends are reinvested annually.

PENN TREATY AMERICAN CORPORATION
Performance Graph

	2001	2002	2003	2004	2005	2006
PTA STOCK	$ 100.00	$ 31.34	$ 28.98	$ 32.91	$ 39.53	$ 30.28
S&P 500	$ 100.00	$ 76.63	$ 96.85	$ 105.56	$ 108.73	$ 123.54
S&P INSURANCE INDEX	$ 100.00	$ 108.21	$ 129.20	$ 136.85	$ 154.03	$ 168.45

(1) Assumes an $100 investment on December 31, 2001 in the Company's common stock, and in each of the indices shown. The total return assumes reinvestment of all dividends.

Recent sales of Unregistered Securities

During the year ended December 31, 2007, we issued securities without registration under the Securities Act of 1933 on the terms and circumstances described below.

On May 10, 2007, the Company entered into an Option Agreement with Patpatia & Associates, Inc. (“Patpatia”) which provided for a grant to Patpatia of an option to purchase 600,000 shares of the Company’s common stock, subject to shareholder approval. The Company and Patpatia are also parties to a Consulting Agreement pursuant to which Patpatia provides consulting services to the Company with the objective of increasing the distribution of the Company’s long-term care insurance and other complementary offerings to current and potential customers. The options were granted as additional compensation for the consulting services provided under the Consulting Agreement.

On June 1, 2007, the Company entered into an Option Agreement with Bradley Management Services, LLC (“BMS”) which provided for a grant to BMS of an option to purchase 200,000 shares of the Company’s common stock, subject to shareholder approval. The Company and BMS are also parties to a Consulting and Marketing Agreement pursuant to which BMS will provide consulting services to the Company in connection with various executive management, information technology and marketing projects. The options were granted as additional compensation for the services provided under the Consulting and Marketing Agreement.

The option grants to Patpatia and BMS were approved by the Company’s shareholders on December 28, 2007. Patpatia and BMS are “accredited investors” as defined in Rule 501 under the Securities Act of 1933, as amended (the “Act”), and the option grants are private placement exempt from registration under Rule 506 under the Act. Under both Option Agreements, the exercise price is $6.48, which is equal to the closing price of the Company’s common stock on the New York Stock Exchange as of December 28, 2007, the date the option grants were approved by the Company’s shareholders. The options will vest over five years based on the achievement of certain sales and performance objectives.

Item 6.       Selected Financial Data

The following selected consolidated statement of operations data and balance sheet data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 have been derived from our Consolidated GAAP Financial Statements.

	2006	2005	2004	2003	2002
		Restated

Statement of Income and Comprehensive Income Data:
Revenues:
Total premiums	$294,767	$309,516	$319,885	$ 321,946	$ 333,643
Net investment income	53,059	50,833	46,839	43,273	40,107
Net realized capital (losses) gains	(1,812)	(1,134)	167	237	15,663
Market gain (loss) on experience account (1)	-	48,799	39,749	(9,494)	56,555
Change in preferred interest on early conversion liability (2)	-	1,403	2,237	(981)	-
Federal excise tax recoverable (3)	8,079	-	-	-	-
Other income	11,882	8,847	5,864	9,082	11,585
Total revenues	365,975	418,264	414,741	364,063	457,553

Benefits and expenses:
Benefits to policyholders (4)	298,385	283,667	232,698	247,822	374,085
Commissions	35,735	38,121	39,115	40,800	45,741
Net acquisition costs amortized	4,601	8,746	11,578	10,243	8,615
General and administrative expenses (5)	63,219	60,185	52,970	58,588	46,472
Impairment of goodwill (6)	-	-	13,376	-	-
Litigation expense (7)	-	1,437	4,150	-	-
Impairment of property and equipment (8)	337	2,337	-	522	-
Commutation expense (9)	-	18,300	-	-	-
Reinsurance warrant expense (9)	-	7,267	-	-	-
Expense and risk charges and excise tax	13,325	12,457	14,199	14,138	17,227
Interest expense (10)	1,264	8,070	10,443	8,112	5,733
Total benefits and expenses	416,866	440,587	378,529	380,225	497,873
(Loss) income before federal income taxes and cumulative effect
of accounting change (11)	(50,891)	(22,323)	36,212	(16,162)	(40,320)
Benefit (provision) for federal income taxes	17,723	8,917	(15,676)	2,992	13,728
Net (loss) income before cumulative effect of accounting change (11)	$(33,168)	$(13,406)	$ 20,536	$(13,170)	$(26,592)
Net (loss) income	$(33,168)	$(14,913)	$ 20,536	$(13,170)	$(31,743)

Basic earnings per share before cumulative effect
of accounting change (11)	$ (1.42)	$ (0.92)	$ 2.16	$ (2.52)	$ (5.52)
Diluted earnings per share before cumulative effect
of accounting change (11)	$ (1.42)	$ (0.92)	$ 1.20	$ (2.52)	$ (5.52)
Basic earnings per share (12)	$ (1.42)	$ (1.02)	$ 2.16	$ (2.52)	$ (6.60)
Diluted earnings per share (12)	$ (1.42)	$ (1.02)	$ 1.20	$ (2.52)	$ (6.60)

Weighted average shares outstanding (12) (13)	23,281	14,569	9,430	5,243	4,810
Weighted average diluted shares outstanding (12) (14)	23,281	14,569	21,577	5,243	4,810

	2006	2005	2004	2003	2002
		Restated
GAAP Ratios:
Loss ratio	101.2%	91.6%	72.7%	77.0%	112.1%
Expense ratio	40.1%	38.6%	36.8%	38.6%	35.4%
Combined ratio (15)	141.3%	130.2%	109.5%	115.6%	147.5%
Return on average equity (16)	(14.4)%	(6.6)%	12.0%	(9.0)%	(18.9)%

Balance Sheet Data:
Total investments (17)	$ 989,424	$1,000,409	$ 59,509	$ 44,141	$ 28,692
Total assets	1,314,848	1,289,214	1,244,677	1,145,494	1,079,843
Total debt (18)	-	-	85,167	88,467	76,245
Shareholders' equity	207,558	254,404	197,370	144,079	148,342
Book value per share (12) (13)	$ 8.83	$10.82	$18.28	$23.32	$30.56

Selected Statutory Data:
Net premiums written (19)	$51,977	$ 25,954	$ 29,888	$ 27,008	$ 22,440
Statutory surplus (beginning of period)	$35,876	$ 38,834	$ 30,638	$ 34,234	$ 35,551
Ratio of net premiums written to
statutory surplus	1.45x	0.67x	0.98x	0.79x	0.63x

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

(3)

In June 2007, we received notification that the Internal Revenue Service had accepted a claim for refund of excise taxes related to premiums that had been paid to Centre during the years 2002 to 2005.  The estimated amount of the refund is $9,003 which included interest of $924.  As a result the Company recorded $8,079 as Federal excise tax revenue for the year ended December 31, 2006 and recorded $924 of net investment income for the year ended December 31, 2006.

(4)

Based on retrospective tests on the development of claims incurred on or before December 31, 2006, we have increased our claim reserves approximately $34.6 million above the amounts produced by the reserving methodology we employed, which utilized the continuance curves completed in 2006.  The retrospective tests were based on the development of all claims incurred on or before December 31, 2006, and the increase was based on the development of these claims through December 31, 2007.  We believe that this increase was needed because the duration of claims is longer than we previously estimated. We believe that the claims reserves at December 31, 2006, represent our best estimate based on all information available through December 31, 2007. However, if these estimates are not accurate it could have a material adverse effect on our financial condition and results of operations.

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

(5)

We accrued additional expenses related to accounting, actuarial, legal and consulting fees in 2006 and 2005.  These fees were incurred due to work related to our increase in claim reserves in 2006 and in the fourth quarter of 2005, the settlement of litigation, cost associated with the development of the financial advisor distribution channel, our written submission to the SEC related to prospective unlocking, the delay in filing our 2005 and 2006 Form 10-K and the restatement of our 2005 financial statements.

(6)

We test for impairment of goodwill on an annual basis unless an event occurs or circumstances change that would more likely than not indicate that an impairment has occurred.  During our impairment test in 2004, we determined that goodwill related to our agency subsidiaries was impaired. This impairment was a result of declining sales, which led to lower than planned net income at the reporting unit level.

(7)

In 2005 we recorded $1,437 of litigation expense related to the settlement of four lawsuits, three of which had been accrued for in the prior year.  In 2004 we recorded $4,150 of litigation expense related to the settlement of one lawsuit and the anticipated settlement of two other lawsuits. There were no material litigation accruals in 2006, 2003 or 2002.

(8)

In late 2005, we determined that the new administrative system that we were in the process of installing would not yield the benefits and efficiencies to operations that were originally intended.  As a result of this determination we impaired its capitalized value through a charge to income of $2,337 in 2005 and 337 in 2006.

(9)	The 2001 Centre Agreement was commuted in May 2005. We recorded a termination fee of $18,300 in 2005 related to the early commutation of this agreement and $7,267 for warrants that were forfeited.

(10)

In November 2005, the remaining balance of the convertible debt due in 2008 mandatorily converted to 6,649 shares of our common stock.  As a result of the conversion, 2006 and 2005 interest expense declined from 2004.

(11)

In 2002, we determined that the goodwill associated with our insurance subsidiaries was impaired and recognized an impairment charge of $5,151, net of related tax effect, which we recorded as a cumulative effect of change in accounting principle.

In January 2005, we discovered errors related to prior period financial statements for the years 1999-2004 that on a cumulative basis total $2,318 on a pre-tax basis and $1,507 net of federal income taxes. The entire amount relates to return of premium benefits that should have been paid to policyholders in prior years but due to an error in our process of identifying which policyholders should be paid, not all of the policyholders were properly identified. This process has been corrected. The following table summarizes the impact on net income for prior years and the amount of $1,507, net of related tax effect, which was recorded as a cumulative effect of a change in accounting principle.

	Cumulative prior to January 1, 2003	Year Ended December 31,		Adjustment Recorded as of January 1,
		2003	2004	2005
Accounts payable and other liabilities	$1,440	$393	$485	$2,318
Federal income taxes receivable or payable	(503)	(138)	(170)	(811)
Impact on net income	$937	$255	$315
Retained earnings				$1,507

(12)

A one-for-four reverse stock split for current holders of our common stock became effective July 11, 2005.  The basic and diluted earning per share amounts, the average shares outstanding and our book value per share for 2004, 2003 and 2002 have been restated to reflect the impact of the reverse stock split.

(13)

In 2002, we issued approximately 143 new shares through a direct equity placement. In 2003, approximately $2,000 of convertible debt due 2003 was exchanged for new convertible debt due 2008. In addition, we issued approximately $33,000 in new convertible debt due 2008 and used a portion of the proceeds to retire approximately $9,000 in convertible debt due 2003. During 2003, holders of approximately $8,000 of the convertible debt due 2008 converted their debt for approximately 1,250 shares of our common stock. During 2004, holders of approximately $29,500 of the convertible debt due 2008 converted their debt for approximately 4,625 shares of our common stock.  During 2005, holders of $40,049 of the convertible debt due 2008 converted their debt for approximately 5,790 shares of our common stock.  In 2005, $46,544, the remaining balance of the convertible debt due 2008, mandatorily converted to 6,649 shares of our common stock.

(14)

Diluted shares outstanding include shares issuable upon the conversion of our convertible debt and exercise of options outstanding in 2004.  They are excluded for 2006, 2005, 2003 and 2002 since inclusion of such shares would be anti-dilutive.

(15)

We measure our GAAP combined ratio as the total of all expenses, including benefits to policyholders, related to policies in-force divided by premium revenue. This ratio provides an indication of the portion of premium revenue that is devoted to the coverage of policyholder related expenses. We depend on our investment returns to offset the amounts by which our combined ratio is greater than 100%.  For 2006, 2005 and 2002, see note 4 above.   Expenses considered in the expense ratio and combined ratio calculations are benefits to policyholders, commissions, net acquisition costs amortized, general and administrative expenses and expense and risk charges and excise tax.

(16)

Return on average equity, which is the ratio of net income or losses to average shareholders’ equity, measures the current period return provided to shareholders on invested equity. New or existing shareholders could be dissuaded from future investment in our common stock and may choose to sell their common stock if they are not satisfied with our return on equity.

(17)

As a result of our reinsurance agreement with Centre Solutions (Bermuda) Limited, effective December 31, 2001, we transferred substantially all of our investable assets to the reinsurer.  We received back our investable assets upon commutation of the reinsurance agreement in May 2005.

(18)	In November 2005, the remaining balance of the convertible debt due 2008, $46,544, mandatorily converted to 6,649 shares of our common stock.

(19)

Under statutory accounting principles, ceded reinsurance reserves are accounted for as offsetting negative benefits and negative premium. The premium amounts are significantly reduced each year due to the ceding of all of our long-term care premiums for business written prior to December 31, 2001.

Quarterly Data

Our unaudited quarterly data have been derived from unaudited financial statements and include all adjustments, which we consider necessary for a fair presentation of the results of operations for such periods.

	2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Premium revenue	$ 76,647	$ 74,893	$ 72,216	$ 71,011
Net investment income	13,664	13,094	11,963	14,338
Net realized capital (losses) gains	(1,420)	(566)	(15)	189

Benefits to policyholders	111,684	65,831	62,452	58,418
Commissions and operating expenses	30,660	28,730	27,726	29,764

Net (loss) income	(32,652)	(2,444)	(3,209)	5,137

Basic earnings per share from net (loss) income	(1.40)	(0.10)	(0.14)	0.22
Diluted earnings per share from net (loss) income	(1.40)	(0.10)	(0.14)	0.22

	2005
	(Restated)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Premium revenue	$ 79,812	$78,482	$76,066	$ 75,156
Net investment income	12,335	12,757	12,580	13,161
Net realized capital (losses) gains	(1)	(82)	(341)	(710)

Benefits to policyholders	65,400	70,780	56,085	91,402
Commissions and operating expenses	29,534	28,649	25,586	34,991

Net (loss) income before cumulative effect of change in accounting principle
	(3,705)	10,355	4,932	(24,988)
Net (loss) income	(5,212)	10,355	4,932	(24,988)

Basic earnings per share from net (loss) income before cumulative effect of change in accounting principle
	(0.26)	0.71	0.34	(1.71)
Basic earnings per share from net (loss) income	(0.36)	0.71	0.34	(1.71)
Diluted earnings per share from net (loss) income before cumulative effect of change in accounting principle
	(0.26)	0.71	0.34	(1.71)
Diluted earnings per share from net (loss) income	(0.36)	0.71	0.34	(1.71)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement (amounts in thousands)

In connection with the preparation and audit of the financial statements for the year ended December 31, 2006, we discovered certain financial statements errors. These errors are not material to either the year ended December 31, 2005 or prior years. However, an error related to our actuarial assumptions did have a material impact on each of the quarters of 2005, and therefore, we have restated the previously issued financial statements for the year ended December 31, 2005. There was no adjustment to years prior to 2005. As a result of the restatement, shareholders' equity decreased $526 at December 31, 2005 compared to the previously issued financial statements.

The errors related to four areas as follows:

Reserving Factors:

We use various actuarial assumptions in the determination of our reserves for policyholders and in the establishment of our deferred acquisition cost asset. We incorrectly applied a future modifier, which is an assumption that reduces the total in-force population in future periods for policyholders that are assumed to already be on claim. The effect for each of the quarters in 2005 was considered to be material, which is the primary reason that we have determined to restate the 2005 financial statements. The total cumulative impact of the restatement for the change in assumptions that affected shareholders equity as of December 31, 2005 was an increase in shareholders’ equity and net income of $731. There was no adjustment to years prior to 2005.

Return of Premium Benefit:

We offer a Return of Premium Benefit in some of our policies, which generally requires that a portion of the premium paid be returned to the policyholder if no claims have been incurred after a certain number of years or upon lapse of the policy or death of the policyholder. Due to an error in our process for identifying which policyholders should be paid, not all required payments were made when due. Further, we determined that, under the terms of the policies, interest on the unpaid balance was due to the policyholder as well. The total cumulative impact of the restatement for this error that affected shareholders equity as of December 31, 2005 was a decrease in shareholders’ equity and net income of $1,102. There was no adjustment to years prior to 2005.

In connection with the adoption of SAB 108 in 2005, we recorded a cumulative effect adjustment in 2005 for return of premium benefits that should have been paid to policyholders in prior years. The adjustment above corresponds to additional items not considered when the SAB 108 adjustment was made in 2005.

Beneficial Conversion Feature of Notes Payable

A beneficial conversion feature exists when convertible debt is issued with a non-detachable conversion feature and when the conversion price is lower than the fair market value of the common stock at the time of issuance. In November 2004, we issued convertible debt and followed the guidance of the Emerging Issues Task Force of the Financial Accounting Standards Board in EITF 98-5 calculating the value of the beneficial conversion feature using the intrinsic value methodology. EITF 98-5 also required that the beneficial conversion feature be expensed over the period to the earliest conversion date. Since our convertible debt was convertible immediately upon issuance, the total value was expensed in 2004. At that time, there was also proposed guidance in EITF 00-27 that directly impacted the accounting treatment of the beneficial conversion feature. The first difference was that the beneficial conversion feature should have been amortized to the maturity of the debt. In addition, EITF 00-27 required that any discounts associated with the convertible debt be considered in determining the value of the beneficial conversion feature. Applying this methodology increased the value of the beneficial conversion feature recognized for the November 2004 issue and required the recognition of a beneficial conversion feature for the February 2004 issuance of convertible debt. In February 2005, a consensus was reached on EITF 00-27, but we did not properly adopt it for our financial statements. The total cumulative impact of the restatement for this as of December 31, 2005 was a decrease in retained earnings and net income of $439 and an increase in additional paid-in capital of $439. There was no adjustment to years prior to 2005.

Sale Leaseback:

During 2006, we discovered that the amortization tables developed internally and used to amortize the lease obligation for a sale leaseback transaction were incorrect because the implicit interest rates and the payment streams used were incorrect. New amortization tables were prepared with the correct data. Lease obligation balances at December 31, 2005, derived from the new tables are higher than recorded balances, and conversely, interest expense for the year was lower. The total cumulative impact of the restatement for this error that as of December 31, 2005 was a decrease in retained earnings and net income of $155.

Restatement of Financial Statements for 2005

The consolidated financial statements for the years ended December 31, 2005 reflect the effects of the restatements described previously on net policy acquisition costs amortized and its effect on unamortized deferred policy acquisition costs, benefits to policyholders expense and its effect on policy reserves and claim reserves, interest expense and its effect on notes payable and additional paid-in capital, the Federal income tax benefit and its effects on income taxes payable and deferred income taxes, and basic and fully diluted earnings per share. A summary of the effects of the restatement for all errors on reported amounts for the year ended December 31, 2005 is presented below.

	Amounts Reported in the
	Consolidated Balance Sheet

	December 31, 2005

	As Previously		As
	Reported	Adjustment	Restated

Unamortized deferred policy acquisition costs	$ 143,700	$ (3,266)	$140,434
Policy reserves (accident and health)	618,128	(4,391)	613,737
Claim reserves	363,059	870	363,929
Accounts payable and other liabilities	35,796	1,064	36,860
Long-term debt	-	-	-
Federal income tax payable	2,605	(84)	2,521
Deferred income taxes	5,306	(199)	5,107
Additional paid-in capital	226,922	439	227,361
Retained earnings	48,283	(965)	47,318

Amounts Reported in the
Consolidated Statement of Income and Comprehensive Income

	December 31, 2005

	As Previously		As
	Reported	Adjustment	Restated

Benefits to policyholders	$ (287,188)	$ 3,521	$ (283,667)
Net policy acquisition costs amortized	(5,480)	(3,266)	(8,746)
Interest expense	(6,567)	(1,503)	(8,070)
Federal income tax benefit	8,634	283	8,917
Net loss before cumulative effect of change in accounting	(12,441)	(965)	(13,406)
principle
Cumulative effect of change in accounting principle	(1,507)	-	(1,507)
Net loss	(13,948)	(965)	(14,913)
Basic earnings per share from net loss before cumulative	$ (0.85)	$ (0.07)	$ (0.92)
effect of change in accounting principle
Basic earnings per share from net loss	$ (0.96)	$ (0.06)	$ (1.02)
Diluted earnings per share from net loss before cumulative	$ (0.85)	$ (0.07)	$ (0.92)
effect of change in accounting principle
Diluted earnings per share from net loss	$ (0.96)	$ (0.06)	$ (1.02)

The restatement did not have any impact on total cash flows from operations, investing or financing activities.

Critical Accounting Estimates

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

Other than Temporary Impairment of Investments

We assess whether declines in market value for debt and equity securities held as investments are other than temporary. Securities are evaluated considering factors such as financial condition, near-term and long-term prospects of the issuer, as well as underlying factors such as specific events or circumstances that may influence the operations of the issuer, the financial condition and prospects for the issuer’s geographic region and industry, the duration and extent to which the market value has been less than cost and our ability and intent to hold these investments for a period of time sufficient for them to recover in value. Upon such determination, we will impair the security’s amortized cost and record an impairment charge to results of operations.

Policy Reserves and Deferred Acquisition Costs

Our policies are accounted for as long duration policies. As a result, there are two components of the liabilities associated with our policies. The first is a liability for future policyholder benefits, represented by the present value of future benefits less the present value of future premium collections. In calculating these reserves we utilize assumptions, including estimates for persistency (policies that do not terminate), morbidity (claims expectations), interest rates, expenses and premium rate increases. These assumptions are estimated in the year a policy is issued. Once the assumptions are established, we continue to utilize those assumptions unless our assessment of deferred acquisition costs (“DAC”) indicates that the current unamortized DAC asset is not recoverable in future periods. Any variance from the assumptions established in the year a policy is issued could have a material adverse impact on our financial condition and results of operations.

The significant assumptions utilized in setting our reserves for future policyholder benefits are:

•

The use of a voluntary lapse rate that ranges from 1.5% to 43%, depending on the age of the policyholder, the number of years the policy has been in-force and other characteristics. The high end of the lapse rate range is 43%, which is utilized for our more recently issued policies in their first year of issue at policyholder ages of 80 and above. A significant majority of our policyholders are between the ages of 60 to 79 at the time of issuance of a policy. The lapse rates for these ages range from a high of 30% in the first year a policy is issued down to 2.5% in the later durations.

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
•

We also include an estimate of premium rate increases for certain policies issued prior to 2002, based on the premium rate increases we estimated as of September 30, 2002.  This is the last time we revised our assumptions and recorded an impairment to our DAC.  We have achieved 100% of these premium rate increases as of September 30, 2005.

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

The significant assumptions utilized in the DAC recoverability analysis that differs from our current assumptions for policy reserves and DAC include:

•	Use of new claim costs based on a recent analysis of claims experience from 1993 to 2006.
•	An investment income rate of 5.37% initially, grading to the 6.59% for newly investable funds by 2036.
•

An estimate that claims expense will improve beyond the assumptions we utilized in our locked-in estimates due to the expected results from recently implemented and future planned improvements to our claims adjudication procedures.

•

Recognition of actual premium rate increases achieved as well as an estimate related to premium rate increases that we began filing in November of 2006.  Our assumption is that the premium rate increases will be implemented beginning in the second half of 2007 and most of them will be approved by 2010, although we also assume that some of the premium rate increases will be implemented in 2011.  There is also an assumption related to an increased number of people lapsing due to the premium rate increases and therefore an assumption related to anti-selection as a result of the premium rate increases.  Anti-selection is the lapsation of policies held by healthier policyholders, leading to a higher expected ratio of claims to premiums in future periods.

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

The premium rate increases we are seeking may be consistent by policy form or may vary by the policy type, benefit period, underwriting class and the age of the policyholder. The aggregate average increase is approximately 55%, although the policy forms for which we have filed premium rate increase requests have an average increase ranging from 3.2% to 99.1%, depending on the mix of business within a particular state. The timing of state approvals for premium rate increases varies. Some states will approve the amount we filed within several months of the receipt of the filing, while other states will take up to a year or may only approve a portion of the amount we filed. In those situations, we will file for additional premium rate increases at a later date in order to obtain the remaining portion of the premium rate increase, so long as it is still actuarially justified. Therefore, to implement 100% of the premium rate increases, if ultimately approved, may take several years. We have submitted 100% of our requests for premium rate increases. We have received approval to implement premium rate increases on 68% of the policies for which we have sought increases. The average premium rate increase approved on these policies is approximately 27%. Therefore, as of the time of this filing, we have received rate increases of approximately 18% compared to the 55% we have requested.

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

A significant majority of our claims do not go beyond three years in duration. Due to the relatively large amount of data we have on claims in these early durations, the assumption about the length of claims in these durations is primarily based on our own past experience. The expected duration of claims is derived through continuance studies. We completed a new continuance study in 2006, which was utilized in establishing reserves throughout 2006. Continuance studies determine our assumption about the probability of a claim continuing once it has reached a certain point. The continuance studies are done by segments of similar claims which include categories such as policy type (nursing home, home health care, or comprehensive), medical condition causing the claims (which is categorized as short-term, intermediate, long-term or cognitive impairment), the age of the claimant at time of claim and gender. There is no guarantee that past performance is an indicator of future performance. If our assumptions about continuance are incorrect and individuals stay on claim longer than expected, it could have a material adverse affect on our financial condition and results of operations

Both our experience and the industry’s experience with claims that last longer than three years is much more limited due to the relatively small number of claims that go past the third year. A majority of our policies were written in the late 1990’s through 2001 and therefore there are only a limited number of claims on which to base any conclusions. Therefore, we rely on a combination of our experience and studies performed by the Society of Actuaries or other sources for claims in the later durations. Due to the limited amount of data, there is a higher likelihood of variance related to this assumption and any variance could have a material affect on our financial condition and results of operations. In the fourth quarter of 2005, we changed our assumption related to claims that lasted longer than three years, resulting in a revised assumption that once a claim lasted longer than three years, it would last longer than we previously assumed. As a result of this change in assumptions, we increased claim reserves approximately $42,000 in the fourth quarter of 2005. As part of continuance assumptions, we also try to reflect anticipated changes in mortality of disabled lives and recovery rates of people on claim. Reviewing past experience is a partial guide, but changes in the future may not follow past patterns.

Based on retrospective tests on the development of claims incurred on or before December 31, 2006, we have increased our claim reserves approximately $34.6 million above the amounts produced by the reserving methodology we employed which utilized the continuance curves completed in 2006. The retrospective tests were based on the development of all claims incurred on or before December 31, 2006, and the increase was based on the development of these claims through December 31, 2007. We believe that this increase was needed because the duration of claims is longer than we previously estimated. We believe that the claims reserves at December 31, 2006, represent our best estimate based on all information available through December 31, 2007, however if these estimates are not accurate it could have a material adverse effect on our financial condition and results of operations.

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

Imagine Reinsurance Agreements

The Imagine reinsurance agreements (the 2001 Imagine Agreement and the 2005 Imagine Agreement) are being accounted for using deposit accounting for reinsurance contracts. We are using deposit accounting because we believe the reinsurance contracts do not result in the reasonable possibility that the reinsurer will suffer a significant loss. We assessed these long duration reinsurance contracts using the reasonable possibility of significant loss criteria due to certain contract provisions that limit the risk to the reinsurer, including an aggregate limit of liability for the reinsurer, experience refund provisions and expense and risk charges provided to the reinsurer. We also entered into the reinsurance agreements with the intent of commuting the agreements in the future. However, the agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules, which requires a reinsurance agreement to transfer risk to the reinsurer, but does not require the reasonable probability of a significant loss required under GAAP.

As noted above, the 2001 Imagine Agreement contains commutation provisions and allows us to recapture the reinsured policies as of January 1, 2008, or on January 1 of any year thereafter. Additionally, the agreement contains certain covenants and conditions that, if breached, could result in our decision to ultimately commute the agreement or else forego any future opportunity to commute.

In the event we do not commute the 2001 Imagine Agreement on or before January 1, 2009, the expense and risk charge paid to the reinsurer will increase by 50 percent. In the event we do not commute the agreement on or before January 1, 2011, but commute at a later date, the experience refund will not exceed the statutory reserves as of the date of commutation, resulting in our forfeiture of any accumulated statutory profits to which we otherwise may have been entitled.

In order to commute the agreement and remain in compliance with requisite minimum regulatory standards, we will need to have a risk based capital ratio (“RBC”) of at least 200%. Our current modeling and actuarial projections suggest that our RBC ratio should be at or slightly above 200% and therefore we may be able to commute the 2001 Imagine Agreement on January 1, 2010. We also believe that we should have an additional margin for any adverse development in order to recapture the block of business. These projections include assumptions related to premiums (new sales, persistency and the timing of the collection of premium rate increases by 2011), investment income, expense levels, incurred claims (paid claims plus change in claim reserves) and changes in our future policyholder benefits. Because our current projections show that we are unable to commute the 2001 Imagine Agreement until January 1, 2010, we have included additional expense and risk charges in our DAC recoverability analysis. Our DAC is still recoverable with these additional expense and risk charges. We are considering alternatives that may allow us to either commute the 2001 Imagine Agreement prior to January 1, 2010 or reduce the expense and risk charges that escalate as a result of not commuting on January 1, 2009. We believe that alternatives such as modifications to the current reinsurance agreement, new reinsurance agreements, additional capital issuances or a transaction that is completed as a result of our current review of strategic alternatives are available to allow us to commute the 2001 Imagine Agreement on January 1, 2009. We may not be able to commute the 2001 Imagine Agreement on January 1, 2010, as planned, which could have a material adverse affect on our financial condition and results of operations. In the event we determine that commutation of the Imagine Agreement is unlikely on or before January 1, 2010, but likely at some future date, we will include additional annual expense and risk charges in our unamortized DAC recoverability analysis. As a result, we could impair the value of our DAC asset and record the impairment in our financial statements at that time.

Pursuant to the Plan with the Insurance Department, which requires the pre-approval of new or modified reinsurance agreements, we have requested and received approval to modify the 2001 Imagine Agreement. The approved modification would waive an increase in the expense and risk charges that would be payable to the Reinsurer if the ceded policies are not recaptured and the entire Agreement is not commuted on or before January 1, 2009 and allow, Penn Treaty, in its sole discretion to recapture approximately 1/3 of the reinsured business in each of the years 2009, 2010 and 2011, with no escalation in the expense and risk charges. The modification would give us additional latitude in deciding the economics of commuting the treaty via other capital alternatives. At the time of the filing of this document, the modified Agreement has not been signed by the reinsurer or us.

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

Goodwill

Our goodwill relates to the purchase of our insurance agencies, United Insurance Group Agency, Inc. (“UIG”) and Network Insurance Senior Health Division (“NISHD”). We test for impairment of goodwill on an annual basis unless an event occurs or circumstances change that would more likely than not indicate that an impairment has occurred. During 2004, we performed our impairment test on a quarterly basis due to declining sales. The test is done at the reporting unit level, which combines the operations of UIG and NISHD. UIG and NISHD are both insurance agencies that sell senior market insurance products, and therefore have similar economic characteristics.

During our quarterly impairment test as of December 31, 2004, we determined that the goodwill was impaired. This impairment was a result of declining sales, particularly in the fourth quarter of 2004, which led to lower than planned net income at the reporting unit level. The decline in sales is attributable to a decline in sales across the long-term care industry during 2004 as a result of higher priced policies and the negative impact of premium rate increases that have been implemented on previously issued policies. The fair value of the reporting unit is determined utilizing the present value of cash flows, which includes assumptions for future growth in sales. During the impairment test, we lowered the assumptions related to future sales growth and as a result recognized an impairment of $13,376 in 2004. There was no impairment in 2006 or 2005.

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

Results of Operations

Twelve Months Ended December 31, 2006 and 2005 (Restated)

(amounts in thousands)

Premium revenue. Total premium revenue earned in the twelve months ended December 31, 2006, decreased 4.8% to $294,767, compared to $309,516 in the same period in 2005.

Total first year premium revenue earned in 2006 decreased 4.5% to $11,549, compared to $12,095 in 2005. First year long-term care premiums earned in 2006 decreased 2.6% to $11,538, compared to $11,842 in 2005. We believe that this decrease was due to the uncertainty created by the late filing of our audited statutory financial statements, the uncertainty created by the late filing of our 2005 Form 10-K, the amount of time that we were prohibited from selling new business in the state of Florida during 2006 and the focus by a number of our independent agents on the new Medicare Part D and fee for service products.

Total renewal premium revenue earned in 2006 decreased 4.8% to $283,218, compared to $297,421 in 2005. Renewal long-term care premiums earned in 2006 decreased 3.6% to $274,696, compared to $284,840 in 2005. The decrease in renewal premium revenue is due to the lapsation of existing policies. We anticipate that we will continue to experience reduced levels of renewal premium revenue until such time as the combination of an increased level of new premiums and the implementation of premium rate increases on policies issued prior to 2002 is sufficient to offset the lapsation of existing policies. Our persistency was 91.9% and 88.8% for the 2006 and 2005 periods, respectively. The increase in persistency in 2006 is primarily due to the lower level of premium rate increases implemented in 2006 compared to 2005. In general, policyholders have a higher likelihood of voluntarily lapsing or canceling their policy after receiving a premium rate increase.

Net investment income. Net investment income earned in 2006 increased 4.4% to $53,059 from $50,833 in 2005.

Our average yield on invested assets at cost, including cash and cash equivalents, was 5.18% and 5.02% in 2006 and 2005, respectively. The increase in 2006 was primarily due to the sale of lower yielding securities and the purchase of higher yielding securities. Our net investment income included an investment income component from our 2001 Centre agreement notional experience account prior to May 24, 2005. The investment income component of our notional experience account investment credit generated $18,859 in 2005. The notional experience account yielded a fixed return based upon the yield to maturity of the underlying benchmark indices, which were comprised of U.S. Treasury strips, government agencies and investment grade corporate bonds with weightings of approximately 25%, 15% and 60%, respectively, and had a duration of approximately 14 years. The average yield on the notional experience account was 5.26% in 2005. We commuted the 2001 Centre agreement in May of 2005 and received investments of approximately $950 million as a result of the commutation. We have gradually reduced the duration of this portfolio to approximately 10 years at December 31, 2006 by selling long duration U.S. Treasury strips and purchasing medium duration mortgage backed securities.

Market gain on notional experience account. We recorded a gain on our notional experience account of $48,799 in 2005. Following the commutation of our 2001 Centre agreement in May 2005, we no longer record gains or losses attributable to a notional experience account.

Federal excise tax recoverable. In June 2007, we received notification that the Internal Revenue Service has accepted a claim for refund that the Company had filed related to returned premiums associated with the commutation of the reinsurance transaction with Centre Solutions (Bermuda) LTD. (“Centre”). The excise taxes related to premiums that had been paid to Centre as part of a reinsurance agreement the Company had with Centre during the years 2002-2005. The estimated amount of the refund is $9,003, which includes interest of $924.

Other income. We recorded $11,882 in other income in 2006, as compared to $8,847 in 2005. The commission income related to our agency subsidiaries increased to $11,321 in 2006 compared to $5,359 in 2005.  The increase in commission income was primarily related to the sale of Medicare Private Fee for Service and Part D Medicare products by our agency subsidiaries.

Benefits to policyholders. Total benefits to policyholders in 2006 increased 5.2% to $298,385 compared to $283,667 in 2005. Our loss ratio, or policyholder benefits to premiums, was 101.2% in 2006, compared to 91.6% in 2005. In 2006 our long-term care claim reserves increased approximately $42,600 compared to an increase of approximately $39,800 in 2005. Based on retrospective tests on the development of claims incurred on or before December 31, 2006, we have increased our claim reserves approximately $34,600 above the amounts produced by the reserving methodology we employed which utilized the continuance curves completed in 2006. The retrospective tests were based on the development of all claims incurred on or before December 31, 2006, and the increase was based on the development of these claims through December 31, 2007. We believe that this increase was needed because the duration of claims is longer than we previously estimated. We believe that the claims reserves at December 31, 2006, represent our best estimate based on all information available through December 31, 2007. However, if these estimates are not accurate it could have a material adverse effect on our financial condition and results of operations.

The increased amount in 2005 was primarily a result of an adjustment to our assumption related to the length of time a claim will stay open after it has been open for more than three years along with a change in the discount rate used to set our claim reserves from 5.9% to 5.1%, based on the yield of our portfolio at December 31, 2005. The remaining variance in the loss ratio is due to lower premium revenue in 2006 compared to 2005.

As our block of policies in-force ages, we generally anticipate an increase in our loss ratio. Because we have collected premiums over the life of these policies, and invested the premiums in investment securities, a greater portion of our income comes from interest income each year, which is not reflected in the loss ratio. In addition, if we remain locked in to our assumption in our future policy benefit reserves, we anticipate loss ratios similar to those experienced in 2006 and 2005 until such time as enough premium rate increases are implemented.

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

Commissions. Commissions to agents decreased 6.3% to $35,735 in 2006, compared to $38,121 in 2005. These totals exclude commissions paid to our subsidiaries, which are eliminated in consolidation.

First year commissions on accident and health business in 2006 decreased 0.3% to $7,681 compared to $7,703 in 2005. Although first year premiums decreased 4.5% in 2006 compared to 2005, the first year commissions only decreased 0.3%. This is due to modifications in our commission structure, which resulted in higher first year and lower renewal commissions. The ratio of first year accident and health commissions to first year accident and health premiums was 66.5% in 2006 and 63.7% in 2005. Both the first year commissions total and the ratio of first year commissions to first year premiums include the commissions paid to our subsidiaries.

Renewal commissions on accident and health business in 2006 decreased 7.2% to $30,383, compared to $32,732 in 2005, primarily due to the decrease in renewal accident and health premiums. The ratio of renewal accident and health commissions to renewal accident and health premiums was 10.7% in 2006 and 11.1% in 2005. We have implemented premium rate increases on a majority of policies written prior to December 31, 2002. We do not pay commissions on the additional premium collected as a result of a premium rate increase, which reduces the ratio of renewal commissions to renewal premium revenue. We anticipate that this ratio will continue to decline until all premium rate increases are fully implemented. Both the renewal commissions total and the ratio of renewal commissions to renewal premiums include the commissions paid to our subsidiaries.

Net policy acquisition costs amortized. The net deferred policy acquisition costs amortized in 2006 decreased to $4,601, compared to $8,746 in 2005.

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

The net amortization of deferred policy acquisition costs is affected by new business generation, imputed interest on prior reserves and policy persistency. The amortization of deferred costs is generally offset largely by the deferral of costs associated with new premium generation. However, the level of new premium sales during the 2006 and 2005 periods produced less expense deferral than needed to offset amortized costs.

General and administrative expenses. General and administrative expenses in 2006 increased 5.0% to $63,219, compared to $60,185 in 2005. The ratio of total general and administrative expenses to premium revenues was 21.4% in 2006, compared to 19.4% in 2005.

The increase in 2006 was primarily related to additional costs related to accounting, actuarial, legal and consulting fees. These fees increased due to work related to the actuarial study of claim reserves, the settlement of litigation, and the restatement of our 2005 financial statements. There were also additional expenses in 2006 related to our start-up in the financial advisor distribution channel. In addition, the general and administrative expenses at our agency subsidiaries increased in 2006, corresponding with their increase in other income.

Loss due to impairment of property, plant and equipment. Subsequent to December 31, 2005, we determined that the new administrative system that we were in the process of installing would not yield the benefits and efficiencies to operations that were originally intended. As a result of this determination we decided not to continue to pursue this project and impaired its capitalized value through a charge to income of $337 in 2006 and $2,337 in 2005.

Expense and risk charges on reinsurance. In 2006 and 2005, we incurred expense and risk charges of $13,325 and $11,708, respectively. Our Imagine Agreements provide the reinsurer an expense and risk charge equal to the sum of (1) 0.25% of total ceded statutory reserves at the end of a quarter and (2) 0.50% of the value of the combination of any letters of credit or funds deposited in trust by the reinsurer as of the beginning of the quarter. Our 2001 Centre Agreement provided the reinsurer with expense and risk charges. The annual charge consisted of a fixed cost and a variable component based upon reserve and capital levels needed to support the reinsured business.

Interest expense. Interest expense in 2006 was $1,264, compared to $8,070 in 2005. Interest expense incurred in 2006 is primarily related to our capital lease obligation and interest due to our policyholders. We paid our policyholders interest due to the late payment of return of premium benefits that should have been paid in prior years. The interest expense in 2005 was primarily related to our convertible subordinated notes, which bore interest at an annual rate of 6.25%. We incurred additional interest expense related to the conversion of our convertible subordinated notes prior to October 15, 2005.  Holders of our convertible subordinated notes were entitled to convert their notes into shares of our common stock before October 15, 2005 and receive a discounted amount of interest that they would have otherwise received through October 15, 2005 had they not converted the notes. We incurred $691 of interest expense from the conversion of $40,049 in convertible subordinated notes during 2005.

Benefit for federal income taxes. In 2006 and 2005, we recorded a benefit for Federal income taxes of $17,723 and $8,917 respectively. The effective tax rate was 34.8% in 2006 compared to 39.9% in 2005.

Permanent differences in 2006 were not significant. In 2005, the effective tax rate utilized to record our benefit for Federal income taxes was higher than our statutory tax rate of 35% primarily due to the release of $1,197 of contingency reserves related to tax positions taken in the past for which the tax years are no longer open to audit.

Twelve Months Ended December 31, 2005 (Restated) and 2004

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

During the period of January 2005 through May 2005 the interest rates on the underlying investments in the benchmark indices supporting our notional experience account declined resulting in a market gain. During 2004, the interest rates on the underlying investments in the benchmark indices supporting our notional experience account were lower at the end of the year compared to the beginning of the year, resulting in a market gain.

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

Benefits to policyholders. Total benefits to policyholders in 2005 increased 21.9% to $283,667 compared to $232,698 in 2004. Our loss ratio, or policyholder benefits to premiums, was 91.6% in 2005, compared to 72.7% in 2004. In 2005 our long-term care claim reserves increased approximately $39,791 compared to a decrease of approximately $17,200 in 2004. The increase in 2005 was primarily a result of an adjustment to our assumption related to the length of time a claim will stay open after it has been open for more than three years along with a change in the discount rate used to set our claim reserves from 5.9% to 5.1%, based on the yield of our portfolio at December 31, 2005. The decrease in 2004 is attributable to:

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

We evaluate our prior year assumptions by reviewing the development of reserves for the prior period. During 2005, reserve amounts relating to December 31, 2004 and prior had an unfavorable development of $30,696. These changes to prior year reserve amounts (particularly when calculated as a percentage of the prior year-end reserve balance) provide a relative measure of deviation in actual performance as compared to our initial assumptions. The adjustments to reserves for claims incurred in prior periods are primarily attributable to claims incurred from our long-term care insurance policies, which represent approximately 96% of our premium in-force. The unfavorable development in 2005 is attributable to the change in our assumption related to the mortality of policyholders that are on claim in excess of three years.

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

Net policy acquisition costs amortized. The net deferred policy acquisition costs amortized in 2005 decreased to $8,746, compared to $11,578 in 2004.

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

The increase in 2005 was primarily related to additional costs related to accounting, actuarial and consulting fees. These fees increased due to work related to our increase in claim reserves in the fourth quarter of 2005, our written submission to the SEC related to prospective unlocking and the delay in filing our 2005 Form 10-K. In addition the general and administrative expenses at our agency subsidiaries increased in 2005, corresponding with their increase in other income.

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

Interest expense. Interest expense in 2005 decreased 22.7% to $8,070, compared to $10,443 in 2004. The interest expense in 2005 and 2004 is primarily related to our convertible subordinated notes, which bore interest at an annual rate of 6.25%. We incurred additional interest expense related to the conversion of our convertible subordinated notes prior to October 15, 2005.  Holders of our convertible subordinated notes were entitled to convert their notes into shares of our common stock before October 15, 2005 and receive a discounted amount of interest that they would have otherwise received through October 15, 2005 had they not converted the notes. We incurred $691 of interest expense from the conversion of $40,049 in convertible subordinated notes during 2005. We incurred $2,809 of interest expense from the conversion of $29,499 in convertible subordinated notes during 2004.

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

Benefit (Provision) for federal income taxes. In 2005, we recorded a benefit for Federal income taxes of $8,917 compared to a provision for Federal income taxes of $15,676 in 2004. The effective tax rate was 39.9% in 2005 compared to 43.3% in 2004.

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

Liquidity and Capital Resources

(amounts in thousands)

Capital resources:

We carefully manage our capital resources to minimize our cost of capital while maintaining appropriate claims-paying resources of our insurance subsidiaries. Our capital resources include our total investments, cash and cash equivalents and accrued investment income. At December 31, 2006 and 2005, our capital resources were $1,015,049 and $1,031,887, respectively. Our ongoing capital requirements depend on many factors, including our in-force long-term care policies and regulatory and rating agency capital requirements. To the extent that our existing capital is insufficient to pay benefit obligations or meet regulatory requirements, we may need to raise additional funds through financings or curtail our insured exposure. Any debt or equity financing, if available at all, may be on terms that are not favorable to us. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

During the past two years, we have not been profitable due to higher than expected expenses, claims payments, reserve increases and lower than expected new sales. We have financed our insurance operations through operating cash flow and, to a lesser extent, equity financing that occurred in 2004. We have implemented and are further seeking premium rate increases sufficient to return us to profitable operations in the near future. We have no material commitments for capital expenditures and do not anticipate capital expenditures to significantly increase above historic levels.

We have also engaged Friedman, Billings, Ramsey & Co., Inc. to assist us in the review of strategic alternatives. These strategic alternatives, include, but are not limited to, capital structure review, strategic partnerships, business combination transactions or the sale of certain assets. An objective of this effort is to identify a stronger financial platform from which distribution partners and financial advisors can promote and increase the sale of our products, which would also help return us to profitable operations. There can be no assurance that this effort will result in any specific transaction or that any such transaction will be on terms favorable to us.

Liquidity:

Our consolidated liquidity requirements have historically been met from the operations of our insurance subsidiaries, from our agency subsidiaries and from funds raised in the capital markets. Our primary sources of cash from insurance operations are premiums, investment income and maturities of investments. We have obtained, and may in the future obtain, cash through public and private placements of our common stock, the exercise of stock options and other capital market activities including the sale of debt and equity securities. Our primary uses of cash are policy acquisition costs (principally commissions), claim payments to policyholders, investment purchases, debt service and general and administrative expenses. We believe that our insurance subsidiaries have sufficient liquidity and capital resources to meet their short-term and long-term obligations

We had $14,732 in cash and cash equivalents at December 31, 2006. Cash and cash equivalents decreased by $5,511 during 2006, down from $20,243 as of January 1, 2006. The decrease in cash and cash equivalents was mainly used for (i) net investment purchases of $8,224, (ii) proposed acquisition of a shell life insurance company of $4,209, (iii) property and equipment additions of $3,628 and (iv) repayment of its capital lease obligation of $1,541. The use of cash was offset by cash provided from operations of $9,950, primarily from premium revenues.

Our cash and cash equivalents increased $4,947 in 2005 primarily due to $7,133 from operations, the receipt of $972,656 from the commutation of the 2001 Centre Agreement and the sale of $192,008 of bonds. The major source of cash from operations was premiums received. The principal use of cash in 2005 was for the purchase of $1,158,625 in bonds.

Our cash and cash equivalents increased $2,488 in 2004 primarily due to $26,000 in additional funds generated from the issuance of convertible subordinated debt. This was supplemented by $30,076 from operations and the sale of $34,177 of bonds. The major source of cash from operations was premium received. Cash decreased in 2004 primarily due to payments made to our reinsurer of $43,354 and the purchase of $51,469 in bonds.

We invest in securities and other investments authorized by applicable state laws and regulations and follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. As of December 31, 2006 and 2005, shareholders’ equity was decreased by $30,090 and $15,920, respectively, due to net unrealized losses of $46,292 and $24,492, respectively, in the investment portfolio. As of December 31, 2004, shareholders’ equity was increased by $147 due to unrealized gains of $226 in the investment portfolio.

The maturities of our principal contractual cash obligations at December 31, 2006, are as follows (amounts in thousands):

	2007	2008	2009	2010	2011	thereafter	Total
On Balance Sheet:
Pension and post-retirement benefits	$ 116	$ 117	$ 118	$ 117	$ 116	$ 571	$ 1,155
Capital lease obligations	3,099	2,414	2,258	1,097	-	-	8,868
Insurance liabilities (1)	219,634	209,032	187,199	176,271	164,743	4,641,319	5,598,198
Off-Balance Sheet:
Operating leases	714	495	223	61	3	-	1,496
Vendor contracts	2,514	2,799	2,555	872	91	-	8,831
Total	$226,077	$214,857	$192,353	$178,418	$164,953	$4,641,890	$ 5,618,548
(1)

Insurance liabilities consist of future policy benefits and unpaid claims relating to the Company’s insurance products.  Substantially all of the amounts contained in this table with respect to such liabilities consist of estimates by the Company’s management based on various actuarial and other assumptions relating to morbidity, mortality and persistency.  In accordance with GAAP, a substantial portion of such liabilities are carried on a discounted basis on the consolidated balance sheet, however, the amounts contained in the table are presented on an undiscounted basis.  The actual payments relating to these liabilities will differ, both in amount and timing, from indicated in the table.

Parent Company Operations

(amounts in thousands)

As a holding company, the Parent Company’s ability to meet its ongoing cash requirements (including debt service payments or other expenses and dividends on its common shares, if and when declared) will depend upon its ability to obtain cash dividends or loans from its operating subsidiaries. The payments of cash dividends from its insurance subsidiaries are subject to regulatory restrictions, and as of December 31, 2006 and December 31, 2007, are limited. As a result, there can be no assurance that our insurance subsidiaries will be able to pay us dividends. Our insurance agency subsidiaries, however, are able to pay dividends and advance cash if needed. We currently have enough cash at our agency subsidiaries to meet the Parent Company's ongoing cash requirements.

Historically, we have engaged in external debt or equity financing to meet our operating expenses. However, we did not engage in financing activities in 2006 and 2005. In 2004, we issued $26,000 in debt instruments that were converted to common shares in 2005. The net proceeds were used to supplement Parent Company liquidity and working capital and to supplement our insurance subsidiaries statutory surplus.

We have never paid and do not anticipate paying any dividends from the Parent Company to our shareholders in the foreseeable future due to restrictions on the ability of our insurance subsidiaries to pay dividends to the Parent Company.

Subsidiary Operations

Liquidity at our insurance subsidiaries is mainly used to pay their claims, ceded reinsurance premiums and operating expenses and from time to time make capital investments. The subsidiaries’ principal sources of liquidity are their portfolio of liquid assets and their net operating cash flow. Liquidity can be affected by changes in interest rates and the amount and timing of claim payments. We believe that our operating subsidiaries have sufficient liquidity and capital resources to meet their short-term and long-term obligations.

The majority of our insurance subsidiaries’ cash flow results from our existing long-term care policies, which have been ceded to the reinsurer under reinsurance agreements. Our subsidiaries’ ability to meet additional liquidity needs and cover fixed expenses in the future is highly dependent upon our ability to issue new policies and to control expense growth. Our future growth and new policy issuance is dependent upon our ability to continue to expand our historical markets, retain and expand our network of agents and effectively market our products and our ability to fund our marketing and expansion while maintaining minimum statutory levels of capital and surplus required to support such growth.

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

States also restrict the dividends our insurance subsidiaries are permitted to pay. Dividend payments will depend on profits arising from the business of our insurance company subsidiaries, computed according to statutory formulae. Under the insurance laws of Pennsylvania and New York, where our insurance subsidiaries are domiciled, insurance companies can pay ordinary dividends only out of earned surplus. In addition, under Pennsylvania law, our Pennsylvania insurance subsidiaries (including our primary insurance subsidiary) must give the Department at least 30 days’ advance notice of any proposed “extraordinary dividend” and cannot pay such a dividend if the Department disapproves the payment during that 30-day period. For purposes of that provision, an extraordinary dividend is a dividend that, together with all other dividends paid during the preceding twelve months, exceeds the greater of 10% of the insurance company’s surplus as shown on the company’s last annual statement filed with Department or its statutory net income as shown on that annual statement. Statutory earnings are generally lower than earnings reported in accordance with generally accepted accounting principles due to the immediate or accelerated recognition of all costs associated with premium growth and benefit reserves. Additionally, our Corrective Action Plan requires the Commonwealth of Pennsylvania Department of Insurance to approve all dividend requests made by PTNA, regardless of normal statutory requirements for allowable dividends. We believe that the Department is unlikely to consider any dividend request in the foreseeable future as a result of PTNA’s current statutory surplus position. Although not stipulated in the Plan, this requirement is likely to continue until such time as PTNA meets normal statutory allowances, including reported net income and positive cumulative earned surplus.

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

PTNA and ANIC have not paid any dividends to Penn Treaty in 2006, 2005 or 2004 and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. However, our New York subsidiary, which is not subject to the Plan has not paid any dividends in 2006, 2005 or 2004.

New Accounting Principles

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R) (“SFAS 123(R)”) “Share-Based Payment”. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. We have adopted the provisions of SFAS 123(R) on January 1, 2006, and we have recorded an expense of $359 during the year ended December 31, 2006. See Note 13 – "Stock options Plans".

In June of 2006, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No, 06-5 “Accounting for Purchases of Life Insurance – Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 relates to accounting for corporate-owned life insurance (“COLI”). The Company owns a COLI policy, which is utilized to fund the future payment of employee benefit expenses. The EITF reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The EITF also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company has adopted EITF 06-5 on January 1, 2007 and it had no effect on the determination or reporting of the Company's financial results.

In September, 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) No. 05-1”Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”, effective for internal replacements occurring on fiscal years beginning after December 15, 2006. The SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of certain insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Contract modifications meeting the conditions of the SOP result in a replacement contract that is substantially unchanged from the replaced contract band should be accounted for as a continuation of the replaced contract. An internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract in an internal replacement transaction that results in a substantially changed contract should not be deferred in connection with the replacement contract. The Company is currently evaluating the effect the adoption of SOP 05-1 will have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS

133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), and addresses issues raised in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The primary objectives of SFAS 155 are: (i) with respect to SFAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to SFAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has adopted SFAS 155 on January 1, 2007 and it had no effect on the determination or reporting of the Company's financial results.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. The Company is currently evaluating the effect the adoption of SFAS 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plan - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” ("SFAS 158"). SFAS 158 requires an entity to recognize in its balance sheet an asset for a defined benefit post-retirement plan’s over funded status or a liability for a plan’s under funded status and additional disclosures. The Company has previously recorded its post-retirement defined benefit obligations through earnings and currently maintains a “pay-as-you-go” funding of defined benefits. On December 31, 2006, the Company adopted the recognition and funding provisions of SFAS 158, which did not have a significant impact on the determination or reporting of our financial results. See Note 12 – "Employee Benefits".

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 provides the Company an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect the adoption of SFAS 159 will have on its financial statements.

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

SAB No. 108 permits companies to initially apply its provision either by (1) restating prior financial statements or (2) recording the cumulative effect of initially applying the methodology for quantifying errors described in SAB No. 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2005. The Company elected to record the effects of applying SAB No. 108 using the cumulative effect transition method. Accordingly, as of January 1, 2005, the Company recorded a cumulative effect of accounting principle in the amount of $1,507. The following table summarizes the effects of applying the guidance in SAB No. 108:

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

Interest rate risk:

We invest in securities and other investments authorized by applicable state laws and regulations. We follow an investment policy designed to maximize yield to the extent consistent with liquidity requirements and preservation of assets. A significant portion of our investments are financial instruments, which are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures relate to interest rate risk on fixed rate domestic medium-term instruments and, to a lesser extent, domestic short-term and long-term instruments. We currently do not use derivative financial instruments in our investment portfolio.

Our financial instruments are held as available-for-sale investments and for purposes other than trading. Our portfolio does not contain any significant concentrations in single issuers (other than U.S. treasury and agency obligations), industry segments or geographic regions. Although sufficient assets to support our statutory reserve liabilities are secured by trust accounts and irrevocable letters of credit with major United States financial institutions, the accumulated profits of our reinsured business are susceptible to credit risk of the reinsurer.

As of December 31, 2006 and 2005, we had $46,292 and $24,492, respectively of unrealized losses related to fixed income securities that have been in an unrealized loss position. The hypothetical effects of changes in market rates or prices on the fair values of our financial instruments as of December 31, 2006 and 2005, excluding insurance liabilities and reinsurance receivables on unpaid losses, would have been as follows:

If interest rates had increased by 100 basis points at December 31, 2006, there would have been a decrease of approximately $135 million in the net fair value of our investment portfolio. A 200 basis point increase in market rates at December 31, 2006 would have resulted in a decrease of approximately $214 million in the net fair value. If interest rates had decreased by 100 basis points, there would have been a net increase of approximately $55 million in the net fair value of our total investments.

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

66

Item 8.     Audited Financial Statements and Supplementary Data

Refer to Consolidated Financial Statements and notes thereto attached to this report.

67

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm for 2006 and 2005	F-2

Report of Independent Registered Public Accounting Firm for 2004	F-3

Financial Statements:

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-8

Financial Pages (F)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penn Treaty American Corporation

Allentown, PA

We have audited the accompanying consolidated balance sheets of Penn Treaty American Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penn Treaty American Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation in 2006, as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penn Treaty American Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2008 expressed an adverse opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Philadelphia, PA

March 31, 2008

Financial Pages (F)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Penn Treaty American Corporation:

In our opinion, the accompanying consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Penn Treaty American Corporation and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtainable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

April 29, 2005

Financial Pages (F)

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(amounts in thousands, except per share information)

	December 31,	December 31,
	2006	2005
		Restated
ASSETS
Investments:
Bonds, available for sale at market (cost of $1,030,716 and $1,024,545, respectively) (1)	$ 984,424	$ 1,000,053
Securitized investment trust, at market (cost of $5,000)	5,000	-
Policy loans	-	356
Total investments	989,424	1,000,409
Cash and cash equivalents (1)	14,732	20,243
Property and equipment, at cost, less accumulated depreciation of
$9,621 and $12,521, respectively	18,482	17,477
Unamortized deferred policy acquisition costs	135,833	140,434
Accrued investment income	10,893	11,235
Receivable from reinsurers	42,126	30,032
Federal excise tax recoverable	9,003	-
Corporate owned life insurance	49,579	51,395
Federal income tax recoverable	6,877	-
Net deferred tax asset	16,877	-
Escrow account	4,209	-
Goodwill	6,985	6,985
Other assets	9,828	11,004
Total assets	$ 1,314,848	$ 1,289,214

LIABILITIES
Policy reserves:
Accident and health	$ 655,793	$ 613,737
Life	12,396	12,656
Claim reserves	406,493	363,929
Accounts payable and other liabilities	32,608	36,860
Federal income tax payable	-	2,521
Net deferred tax liability	-	5,107
Total liabilities	1,107,290	1,034,810
Commitments and contingencies (Note 14)	-	-

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00; 1,250 shares authorized, none outstanding	-	-
Common stock, par value $.10; 37,500 shares authorized,
23,519 and 23,502 shares issued, respectively	2,352	2,350
Additional paid-in capital	227,851	227,361
Accumulated other comprehensive loss	(30,090)	(15,920)
Retained earnings	14,150	47,318
	214,263	261,109
Less 229 common shares held in treasury, at cost	(6,705)	(6,705)
Total shareholders' equity	207,558	254,404
Total liabilities and shareholders' equity	$ 1,314,848	$ 1,289,214

(1) Cash and investments of $960,993 and $960,056, are restricted as to use as of December 31, 2006 and 2005, respectively (See Note 5).
See accompanying notes to consolidated financial statements.

Financial Pages (F)

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
for the Years Ended December 31, 2006, 2005 and 2004
(amounts in thousands, except per share information)

	2006	2005	2004
		Restated
Revenues:
Premium revenue	$ 294,767	$ 309,516	$ 319,885
Net investment income	53,059	50,833	46,839
Net realized capital (losses) gains	(1,812)	(1,134)	167
Market gain on notional experience account	-	48,799	39,749
Change in preferred interest on early conversion liability	-	1,403	2,237
Federal excise tax recoverable	8,079	-	-
Other income	11,882	8,847	5,864
	365,975	418,264	414,741
Benefits and expenses:
Benefits to policyholders	298,385	283,667	232,698
Commissions	35,735	38,121	39,115
Net policy acquisition costs amortized	4,601	8,746	11,578
General and administrative expense	63,219	60,185	52,970
Impairment of goodwill	-	-	13,376
Litigation accrual expense	-	1,437	4,150
Impairment of property and equipment	337	2,337	-
Commutation expense	-	18,300	-
Reinsurance warrant expense	-	7,267	-
Expense and risk charges on reinsurance	13,325	11,708	11,230
Excise tax expense	-	749	2,969
Interest expense	1,264	8,070	10,443
	416,866	440,587	378,529
(Loss) income before federal income taxes and	(50,891)	(22,323)	36,212
cumulative effect of change in accounting principle
Federal income tax benefit (provision)	17,723	8,917	(15,676)
Net (loss) income before cumulative effect of change	(33,168)	(13,406)	20,536
in accounting principle
Cumulative effect of change in accounting principle	-	(1,507)	-
Net (loss) income	$ (33,168)	$ (14,913)	$ 20,536
Other comprehensive (loss) income:
Change in unrealized loss	(23,612)	(25,852)	(527)
Income tax benefit from change in unrealized loss	8,264	9,048	185
Reclassification of losses (gains) included in net income	1,812	1,134	(167)
Income tax (benefit) provision from reclassification	(634)	(397)	58
Comprehensive (loss) income	$ (47,338)	$ (30,980)	$ 20,085

Basic earnings per share from net (loss) income before cumulative
effect of change in accounting principle (1)	$ (1.42)	$ (0.92)	$ 2.16
Basic earning per share from net (loss) income	$ (1.42)	$ (1.02)	$ 2.16
Diluted earnings per share from net (loss) income before cumulative
effect of change in accounting principle (1)	$ (1.42)	$ (0.92)	$ 1.20
Diluted earnings per share from net (loss) income (1)	$ (1.42)	$ (1.02)	$ 1.20
Weighted average number of shares outstanding (1)	23,281	14,569	9,430
Weighted average number of shares and share equivalents (1)	23,281	14,569	21,577

(1) 2004 adjusted to reflect impact of reverse stock split (See Note 2).
See accompanying notes to consolidated financial statements.

Financial Pages (F)

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
for the Years Ended December 31, 2006, 2005 and 2004
(amounts in thousands)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-In	Comprehensive	Retained	Treasury	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Equity

Balance, December 31, 2003 (1)	6,411	641	107,850	598	41,695	(6,705)	144,079
Net income	-	-	-	-	20,536	-	20,536
Change in unrealized gain	-	-	-	(451)	-	-	(451)
Shares issued as compensation	25	2	211	-	-	-	213
for services (1)
Interest expense for debt issued	-	-	686	-	-	-	686
with beneficial conversion
feature
Shares issued for conversion and	4,587	459	31,848	-	-	-	32,307
interest (1)
Balance, December 31, 2004 (1)	11,023	1,102	140,595	147	62,231	(6,705)	197,370

Net loss as restated	-	-	-	-	(14,913)	-	(14,913)
Change in unrealized loss	-	-	-	(16,067)	-	-	(16,067)
Shares issued as compensation	27	3	241	-	-	-	244
for services (1)
Shares issued for employee	13	1	81	-	-	-	82
options
Interest expense for debt issued	-	-	439	-	-	-	439
with beneficial conversion
feature
Shares issued for conversion and	12,439	1,244	86,005	-	-	-	87,249
interest (1)
Balance, December 31, 2005	23,502	$ 2,350	$ 227,361	$ (15,920)	$ 47,318	$ (6,705)	$ 254,404
Restated (1)

Net loss	-	-	-	-	(33,168)	-	(33,168)
Change in unrealized loss	-	-	-	(14,170)	-	-	(14,170)
Shares issued as compensation	17	2	131	-	-	-	133
for services
Stock based compensation	-	-	359	-	-	-	359
Balance, December 31, 2006	23,519	$ 2,352	$ 227,851	$ (30,090)	$ 14,150	$ (6,705)	$ 207,558

(1) Adjusted to reflect impact of reverse stock split (See Note 2).

See accompanying notes to consolidated financial statements.

Financial Pages (F)

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2006, 2005 and 2004
(amounts in thousands)

	2006	2005	2004
		Restated
Net cash flow from operating activities:
Net (loss) income	$ (33,168)	$ (14,913)	$ 20,536
Non-cash items and adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization expense	3,182	13,233	6,461
Change in preferred interest on early conversion liability	-	(1,403)	(2,237)
Accretion of securities discounts, net	(4,778)	(4,741)	-
Impairment of long-lived assets	337	2,337	-
Net realized capital loss (gain)	1,812	1,134	(167)
Notional experience account due from reinsurer	-	(59,365)	(73,236)
Impairment of goodwill	-	-	13,376
Other, net	34	379	2,488
Decrease (increase) in assets:
Policy acquisition costs, net	4,601	8,746	11,578
Accrued investment income	342	(10,347)	(284)
Receivable from reinsurers	(12,094)	(5,993)	122
Federal excise tax recoverable	(9,003)	-	-
Federal income tax recoverable	(6,878)	-	-
Deferred tax asset	(16,877)	-	-
Other, net	433	489	330
Increase (decrease) in liabilities:
Policy reserves	42,152	43,897	50,797
Claim reserves	42,564	39,791	(16,843)
Accounts payable and other liabilities	(2,711)	8,869	2,843
Federal income taxes payable	(2,521)	1,976	545
Deferred income taxes	2,523	(15,830)	14,101
Other, net	-	(1,126)	(334)
Cash provided by operations	9,950	7,133	30,076
Cash flow from investing activities:
Proceeds from sales of bonds	108,653	192,008	34,177
Maturities of investments	6,543	4,624	960
Purchase of securitized investment trust	(5,000)	-	-
Purchases of bonds	(118,420)	(1,158,625)	(51,469)
Proceeds from commutation	-	972,656	-
Change in policy loans	-	(18)	(50)
Death benefits received from corporate owned life insurance	2,141	-	8,564
Escrow deposit for acquisition of life insurance company	(4,209)	-	-
Deposits to notional experience account due from reinsurer	-	(11,923)	(43,354)
Proceeds from sale of property and equipment	-	5,232	308
Purchases of property and equipment	(3.628)	(5,067)	(2,724)
Cash used in investing	(13,920)	(1,113)	(53,588)
Cash flow from financing activities:
Proceeds from exercise of stock options	-	82	-
Issuance of long-term debt	-	-	26,000
Sale leaseback payments	(1,541)	(1,155)	-
Cash (used in) provided by financing	(1,541)	(1,073)	26,000
Increase (decrease) in cash and cash equivalents	(5,511)	4,947	2,488
Cash balances:
Beginning of period	20,243	15,296	12,808
End of period (1)	$ 14,732	$ 20,243	$ 15,296

Non-cash transactions:
Equity issued for long-term debt conversions and related interest	$ -	$ 87,249	$ 29,499
Equity issued as compensation for services performed by third parties	133	244	213

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ 477	$ 4,933	$ 5,393
Cash paid during the year for federal income taxes	(6,030)	(4,126)	(1,055)

(1) Includes $12,015, $12,294 and $2,308 of cash and cash equivalents restricted as to use as of December 31, 2006, 2005 and 2004, respectively.
See accompanying notes to consolidated financial statements.

Financial Pages (F)

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except per share information)

1.	Basis of Presentation and Nature of Operations:

Basis of Presentation:

The accompanying consolidated financial statements of Penn Treaty American Corporation and its Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include Penn Treaty Network America Insurance Company (“PTNA”), American Network Insurance Company (“ANIC”), American Independent Network Insurance Company of New York (“AIN”), United Insurance Group Agency, Inc. (“UIG”), Network Insurance Senior Health Division (“NISHD”) and Senior Financial Consultants Company (“SFCC”). Intercompany transactions and balances have been eliminated in consolidation.

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

The Company is licensed in all states and receives renewal premiums from policyholders, but is currently restricted from issuing new policies in six states. Although the Company is approved for sales in Florida, it is currently restricted from issuing new business. See Note 11- “Statutory Information”. Sales in Florida, California and Pennsylvania (subject to Corrective Action Plans or Letter Agreements), accounted for approximately 15%, 14% and 11%, respectively, of the Company’s direct premium revenue for the year ended December 31, 2006. No other state’s sales accounted for more than 10% of the Company’s direct premium revenue for the year ended December 31, 2006.

2.	Reverse Stock Split:

A one-for-four reverse stock split for current holders of the Company’s common stock became effective July 11, 2005. The consolidated financial statements and notes related to the year ended December 31, 2004 have been restated to reflect the impact of the reverse stock split.

3.	Restatement

In connection with the preparation and audit of the financial statements for the year ended December 31, 2006 management discovered errors related to prior period financial statements. These prior year errors are not material to either the year ended December 31, 2005 or prior years. However, an error related to our actuarial assumptions did have a material impact on each of the quarters of 2005, and therefore, the Company has restated its previously issued financial statements for the year ended December 31, 2005. There was no adjustment to years prior to 2005. The total cumulative impact of the restatement for all errors that affected shareholders equity as of December 31, 2005 was a decrease of $526.

The errors related to four areas as follows:

Reserving Factors:

Calculation of the Company’s benefit reserves requires the application of various actuarial assumptions to the population of policies in-force. Due to an error in the application of a certain assumption used to calculate benefit reserves, policy reserves and deferred acquisition costs were calculated incorrectly. The incorrect assumption was the future modifier factor, which is an assumption that reduces the total in-forcer population in future periods for policyholders that are assumed to already be on claim. The effect for each of the quarters in 2005 was considered to be material, which is the primary reason that the Company has determined to restate the 2005 financial

Financial Pages (F)

statements. The total cumulative impact of the restatement for the change in assumptions that affected shareholders equity as of December 31, 2005 was an increase in shareholders’ equity and net income of $731. There was no adjustment to years prior to 2005.

Return of Premium Benefit:

The Company offers a Return of Premium Benefit in some of its policies which generally requires that a portion of the premium paid be returned to the policyholder if no claims have been incurred after a certain number of years or upon lapse of the policy or death of the policyholder. Due to an error in the Company’s process for identifying which policyholders should be paid not all required payments were made when due. Further, the Company determined that, under the terms of the policies, interest on the unpaid balance was due to the policyholder as well. The process was subsequently corrected. The total cumulative impact of the restatement for this error that affected shareholders equity as of December 31, 2005 was a decrease in shareholders’ equity and net income of $1,102. There was no adjustment to years prior to 2005.

In connection with the adoption of SAB 108 in 2005, the Company recorded a cumulative effect adjustment in 2005 for return of premium benefits that should have been paid to policyholders in prior years. The adjustment above corresponds to items not considered when the SAB 108 adjustment was made in 2005.

Beneficial Conversion Feature of Notes Payable

A beneficial conversion feature exists when convertible debt is issued with a non-detachable conversion feature and conversion price is lower than the fair market value of the common stock at the time of issuance. In November 2004 the Company issued convertible debt and followed the guidance in EITF 98-5 calculating the value of the beneficial conversion feature using the intrinsic value methodology. EITF 98-5 also required that the beneficial conversion feature be expensed over the period to the earliest conversion date. Since the notes were convertible immediately upon issuance, the total value was expensed in 2004. At that time there was also a proposed guidance in EITF 00-27 which directly impacted the accounting treatment of the beneficial conversion feature. The first difference was that the beneficial conversion feature should be amortized to the maturity of the debt. In addition, EITF 00-27 required that any discounts associated with the convertible debt be considered in determining the value of the beneficial conversion feature. Applying this methodology increased the value of the beneficial conversion feature recognized for the November 2004 issuance and required the recognition of a beneficial conversion feature for the February 2004 issuance of convertible debt. In February 2005, a consensus was reached on EITF 00-27 and the Company did not properly adopt it for its financial statements for the year ended December 31, 2004 which had not been issued at that time. The total cumulative impact of the restatement for this error that affected shareholders’ equity as of December 31, 2005 was a decrease in retained earnings and net income of $439 and an increase in additional paid-in capital of $439. There was no adjustment to years prior to 2005.

Sale Leaseback:

During 2006, the Company discovered that the amortization tables developed internally and used to amortize the lease obligation were incorrect because the implicit interest rates and the payment streams used were incorrect. New amortization tables were prepared with the correct data. Lease obligation balances at December 31, 2005 derived from the new tables are higher than recorded balances and conversely, interest expense for the year was lower. The total cumulative impact of the restatement for this error that affected shareholders’ equity as of December 31, 2005 was a decrease in retained earnings and net income of $155.

Restatement of Financial Statements for 2005

The consolidated financial statements for the years ended December 31, 2005 reflect the effects of the restatements described previously on net policy acquisition costs amortized and its effect on unamortized deferred policy acquisition costs, benefits to policyholders expense and its effect on policy reserves and claim reserves, interest expense and its effect on notes payable and additional paid-in capital, the Federal income tax benefit and its effects on income taxes payable and deferred income taxes, and basic and fully diluted earnings per share. A summary of the effects of the restatement for all errors on reported amounts for the year ended December 31, 2005 is presented below.

Financial Pages (F)

	Amounts Reported in the
	Consolidated Balance Sheet

	December 31, 2005

	As Previously		As
	Reported	Adjustment	Restated

Unamortized deferred policy acquisition costs	$ 143,700	$ (3,266)	$140,434
Policy reserves (accident and health)	618,128	(4,391)	613,737
Claim reserves	363,059	870	363,929
Accounts payable and other liabilities	35,796	1,064	36,860
Federal income tax payable	2,605	(84)	2,521
Deferred income taxes	5,306	(199)	5,107
Additional paid-in capital	226,922	439	227,361
Retained earnings	48,283	(965)	47,318

Amounts Reported in the
Consolidated Statement of Income and Comprehensive Income

	December 31, 2005

	As Previously		As
	Reported	Adjustment	Restated

Benefits to policyholders	$ (287,188)	$ 3,521	$ (283,667)
Net policy acquisition costs amortized	(5,480)	(3,266)	(8,746)
Interest expense	(6,567)	(1,503)	(8,070)
Federal income tax benefit	8,634	283	8,917
Net loss before cumulative effect of change in accounting	(12,441)	(965)	(13,406)
principle
Cumulative effect of change in accounting principle	(1,507)	-	(1,507)
Net loss	(13,948)	(965)	(14,913)
Basic earnings per share from net loss before cumulative	$ (0.85)	$ (0.07)	$ (0.92)
effect of change in accounting principle
Basic earnings per share from net loss	$ (0.96)	$ (0.06)	$ (1.02)
Diluted earnings per share from net loss before	$ (0.85)	$ (0.07)	$ (0.92)
cumulative effect of change in accounting principle
Diluted earnings per share from net loss	$ (0.96)	$ (0.06)	$ (1.02)

The restatement did not have any impact on total cash flows from operations, investing or financing activities

4.	Summary of Significant and New Accounting Policies:

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Management believes that the estimates used are reasonable, although

Financial Pages (F)

actual results could differ from those estimates and the differences could have a material impact on the consolidated financial statements. The Company’s principal estimates include:

•	Bonds, available for sale
•	Other than temporary impairment of investments
•	Unamortized deferred policy acquisition costs
•	Goodwill
•	Policy reserves
•	Claim reserves
•	The valuation allowance for deferred income taxes
•	Income taxes
•	Stock based compensation
•	Preferred interest on early conversion
•	Commitments and contingencies

Investment in Bonds:

The Company categorizes its investments in bonds as available-for-sale since they may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this classification are reported at the current market value with net unrealized gains or losses, net of the applicable deferred income tax effect, as components of other comprehensive income.

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

Debt securities are regularly evaluated to determine if market values below amortized cost are as a result of credit quality, performance or general market decline. If market value declines are determined to be other than temporary, the amortized cost is adjusted to the market value of the security, with the loss recognized in the current period. Any future increases to the market value of a security that has been written down due to an other than temporary impairment is recorded as an unrealized gain in other comprehensive income.

Amortization of discount or premium is recorded under the interest method and is included in investment income. The Company is subject to credit risk and to interest rate risk to the extent that its investment portfolio cash flows are not matched to its insurance liabilities. The Company does not match the duration of assets and liabilities, which could subject it to interest rate risk from the investment of new cash flows that are inadequate to meet our future claims payments. In addition, the Company is limited by the Corrective Action Plan with the Pennsylvania Insurance Department as to the types of new investments that it may purchase. The Company is also limited by its statutory surplus in terms of the level of realized loss it can incur in order to sell existing assets and purchase new investments. This could, and has, limited its ability to realign the duration of its investment portfolio and to maximize its investment yield.

Investment in Securitized Trust:

The Company categorizes its investment in securitized trust as available-for-sale since it may be sold in response to changes in interest rates, prepayments and similar factors. Investments in this classification are reported at the current market value with net unrealized gains or losses, net of the applicable deferred income tax effect, as components of other comprehensive income.

Policy Loans:

Policy loans are stated at the aggregate unpaid principal balance.

Cash and Cash Equivalents:

Cash equivalents are highly liquid investments with an original maturity of 90 days or less.

Concentrations of Credit Risk:

Financial Pages (F)

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. The Company places its cash, cash equivalents and short-term investments with high quality financial institutions, and attempts to limit the amount of credit exposure to any one institution. However, at December 31, 2006, and at other times during the year, amounts in any one institution exceeded the Federal Deposit Insurance Corporation limits. The Company is also a party to certain reinsurance transactions whereby the Company remains ultimately liable for claims exposure under ceded policies in the event the assuming reinsurer is unable to meet its commitments due to default or insolvency.

Fair Value of Financial Instruments:

Fair values are based on quoted market prices. If market prices are not available, they are estimated based on the present value of future cash flows. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The fair value amounts presented do not purport to represent and should not be considered representative of the underlying value of the Company.

The methods and assumptions used to estimate the fair values of each class of the financial instruments described below are as follows:

•

Investments — The fair values of fixed maturities are based on quoted market prices. Fair values of securitized trust investments are computed using present values of future cash flows.  Fair value of policy loans are not computed because such loans are not separately transferable and are often repaid by reductions to benefits and surrenders.

•	Cash and cash equivalents — The carrying value approximates fair value.

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

Unamortized Deferred Policy Acquisition Costs (“DAC”):

The costs primarily related to and varying with the acquisition of new business, principally commissions, underwriting and policy issue expenses, have been deferred. These deferred costs are amortized over the related premium-paying periods utilizing the same projected premium assumptions, related to persistency, used in computing reserves for future policy benefits.

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

Financial Pages (F)

approval, and is not guaranteed. Management believes the current assumptions and other considerations used to estimate and evaluate the recoverability of DAC are appropriate.

The significant assumptions utilized in the DAC recoverability analysis that differ from the current assumptions for policy reserves and DAC include:

•	Use of new claim costs based on a recent analysis of claims experience from 1993 to 2006.
•	An investment income rate of 5.37% initially, grading to the 6.59% for newly investable funds by 2036.
•

An estimate that claims expense will improve beyond the assumptions utilized in the locked-in estimates due to the expected results from recently implemented and future planned improvements to claims adjudication procedures.

•

Recognition of actual premium rate increases achieved as well as an estimate related to premium rate increases that the Company began filing in November of 2006.  The assumption is that these premium rate increases will be implemented beginning in the second half of 2007 and most of them will be approved 2010, although the Company also assumes that some of the premium rate increases will be implemented in 2011.  There is also an assumption related to an increased number of people lapsing due to the premium rate increases and therefore an assumption related to anti-selection as a result of the premium rate increases.  Anti-selection is the lapsation of policies held by healthier policyholders, leading to a higher expected ratio of claims to premiums in future periods.

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

The premium rate increases the Company is filing may be consistent by policy form or may vary by the policy type, benefit period, underwriting class and the age of the policyholder. The aggregate average increase is approximately 55%, although the policy forms for which the Company has filed premium rate increase requests have an average increase ranging from 3.2% to 99.1%, depending on the mix of business within a particular state. The timing of state approvals for premium rate increases varies. Some states will approve the amount we filed within several months of the receipt of the filing, while other states will take up to a year and may only approve a portion of the amount the Company filed. In those situations, the Company will file for additional premium rate increases at a later date in order to obtain the remaining portion of the premium rate increase, so long as it is still actuarially justified. Therefore, to implement 100% of the premium rate increases, if ultimately approved, may take several years. We have received approval to implement premium rate increases on 68% of the policies for which we have sought increases. The average premium rate increase approved on these policies is approximately 27%. Therefore, as of the time of this filing, we have received rate increases of approximately 18% compared to the 55% we have requested.

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

Goodwill:

The goodwill on the Company’s Consolidated Balance Sheets at December 31, 2006 and 2005 relates to the purchase of the Company’s insurance agencies, UIG and NISHD. The Company tests for impairment of goodwill

Financial Pages (F)

on an annual basis unless an event occurs or circumstances change that would more likely than not indicate that an impairment has occurred. In 2004, due to declining sales, the Company recorded an impairment of $13,376 in the fourth quarter of 2004. There was no impairment for the years ended December 31, 2005 and 2006.

The impairment test is done at a reporting unit level. UIG and NISHD are combined to form a reporting unit. UIG and NISHD are both insurance agencies that sell senior market insurance products, and therefore have similar economic characteristics.

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

Effective October 1, 2005, the Company entered into an agreement to reinsure, on a 75% quota share basis, its long-term care insurance policies issued between October 1, 2005 and September 30, 2006 with Imagine International Reinsurance Limited (the “2005 Imagine Agreement”). This agreement has been extended through September 30, 2008. This agreement does not qualify for reinsurance treatment in accordance with GAAP because it does not result in the reasonable probability that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including an experience refund provision, expense and risk charges due to the reinsurer that escalate over the life of the agreement and an aggregate limit of liability. Therefore, the agreement is being accounted for in accordance with deposit accounting for reinsurance contracts. However, the agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules, which requires a reinsurance agreement to transfer risk to the reinsurer, but does not require the reasonable probability of a significant loss required under GAAP.

Corporate Owned Life Insurance:

The Company purchased corporate owned life insurance (“COLI”) totaling $50,000 to fund the future payment of employee benefit expenses. No additional purchases were made in 2006 or 2005. The COLI, which is invested in investment grade corporate bonds and equity indexes, is recorded at cash surrender value. Increases in the cash surrender value are recorded as other income. When a covered employee dies, the Company receives cash equal to the death benefit. No income or expense is recorded as a result.

Notional Experience Account:

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

Financial Pages (F)

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

Other Assets:

Other assets consist primarily of deferred reinsurance premiums, premiums due but not yet collected, prepaid assets, receivables due to our agency subsidiaries from other insurance companies, and a deposit account.

The deferred reinsurance premium represents the initial expense and risk charge paid to Imagine International Reinsurance Limited, which is being amortized over 42 months, the estimated life of the agreement.

Premiums due but not collected are recorded as premium revenue when due.

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

Policy Reserves —

The policy reserve liability is determined using the present value of estimated future policy benefits to be paid to, or on behalf of policyholders, less the present value of estimated future premiums to be collected from policyholders, including anticipated premium rate increases. This liability is recognized concurrent with and as a portion of premium revenue. Policy reserves are computed based on assumptions, including estimates of expected investment yield, mortality, morbidity (claims expectations), persistency and expenses, applicable at the time insurance contracts are effective. The assumptions utilized to determine the policy reserves are established at year of policy issuance and are “locked in” for the future development of reserves (See “Unamortized Deferred Policy Acquisition Costs”). Also see Note 9 for a description of the significant assumptions utilized in establishing the policy reserves.

Claim Reserves –

The liability for claim reserves represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of (a) claims that have been reported to the insurer, (b) claims related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated, and (c) claim adjustment expenses. Claim adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process, and adjust claims. The Company discounts all claims, which involve fixed periodic payments extending beyond one year. See Note 9 – “Policy and Claim Reserves” for a description of the significant assumptions utilized in establishing the claim reserves.

The Company considers the liability for claim reserves provided to be satisfactory to cover the losses that have occurred. The Company monitors actual experience, and where circumstances warrant, will revise its assumptions. The methods of determining such estimates and establishing the reserves are reviewed continuously and any

Financial Pages (F)

adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses greater or less than the liability for claim reserves.

Accounts Payable and Other Liabilities:

Accounts payable and other liabilities consist primarily of amounts payable to agents, reinsurers and vendors, capitalized lease obligations, accrued post retirement benefits, as well as deferred income items.

Income Taxes:

Income taxes consist of amounts currently due plus deferred tax expense or benefits. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax bases of the Company’s assets and liabilities. Such temporary differences are primarily due to the difference in allowable deductions for deferred acquisition costs, the deposit accounting for the Company’s reinsurance agreements, and tax benefits of net operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

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

Earnings per Share:

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects are not included. As such, the Company has not included securities of 631, 159 and 4,286 for 2006, 2005 and 2004, respectively, which could potentially dilute basic earnings per share in the future. A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation follows.

Financial Pages (F)

	For the Periods Ended December 31,
	2006	2005	2004
		Restated
Net (loss) income before cumulative effect of change in
accounting principle	$ (33,168)	$ (13,406)	$20,536
Weighted average common shares outstanding (2)	23,281	14,569	9,430
Basic earning per share from net (loss) income before
cumulative effect of change in accounting principle (2)	$ (1.42)	$ (0.92)	$ 2.16
Net (loss) income before cumulative effect of change in
accounting principle	$ (33,168)	$ (13,406)	$20,536
Cumulative effect of change in accounting principle	-	(1,507)	-
Net (loss) income	$ (33,168)	$ (14,913)	$20,536
Basic earnings per share from net (loss) income (2)	$ (1.42)	$ (1.02)	$ 2.16
Adjustments net of tax:
Interest expense on convertible debt (3)	$ -	$ -	$ 6,514
Amortization of debt offering costs (3)	-	-	607
Gain on preferred interest (3)	-	-	(1,454)
Diluted net (loss) income before cumulative effect of
change in accounting principle	$ (33,168)	$ (13,406)	$26,203
Diluted net (loss) income	$ (33,168)	$ (14,913)	$26,203
Weighted average common shares outstanding (2)	23,281	14,569	9,430
Common stock equivalents due to dilutive
effect of stock options (1) (2)	-	-	20
Shares issuable upon conversion of convertible debt (3)	-	-	12,126
Total outstanding shares for fully diluted earnings
per share computation (2)	23,281	14,569	21,576
Diluted earnings per share before cumulative effect of
change in accounting principle (2)	$ (1.42)	$ (0.92)	$ 1.20
Diluted earnings per share (2)	$ (1.42)	$ (1.02)	$ 1.20

(1) Amounts not included in 2006 and 2005 because they are anti-dilutive.
(2) 2004 is restated to reflect impact of reserve stock split – See Note 2.
(3) Amounts not included in 2006 and 2005 because debt was converted to common stock during 2005.

Stock Based Compensation:

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 123(R) Share-Based Payment which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair-value of those awards, in the financial statements.

The Company uses the Black-Scholes-Merton ("BSM") option pricing model to determine the fair value of stock options granted to employees, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective application transition method as permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective application transition method requires that stock-based compensation cost be recorded for all new awards and for awards modified, repurchased or cancelled after January 1, 2006. Further compensation cost for unvested awards that are ultimately expected to vest is recognized as the requisite service is rendered beginning on January 1, 2006. Compensation cost for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS 123.

Prior to the adoption of SFAS 123(R), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25. The Company applied the disclosure provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure as if the fair-value based method had been applied in measuring compensation expense. Under APB No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The table below reflects

Financial Pages (F)

the compensation cost and net loss/income and basic and diluted net loss/income per share as if the fair value recognition provision of SFAS 123(R) had been applied for the years ended December 31, 2005 and 2004 using the BSM option pricing method for stock options (in thousands except per share amounts):

	2005	2004
	Restated
Net (loss) income as reported before effect of
cumulative change in accounting principle	$(13,406)	$20,536
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects (1)	(450)	(369)
Pro-forma net (loss) income before effect of
cumulative change in accounting principle	$(13,856)	$20,167
Earnings per share:
Basic - as reported before effect of
cumulative change in accounting principle (1)	$ (0.92)	$ 2.16
Basic - pro-forma before effect of cumulative
change in accounting principle (1)	$ (0.95)	$ 2.12
Diluted - as reported before effect of
cumulative change in accounting principle (1)	$ (0.92)	$ 1.20
Diluted - pro-forma before effect of cumulative
change in accounting principle (1)	$ (0.95)	$ 1.20

Net (loss) income as reported	$(14,913)	$20,536
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects (1)	(450)	(369)
Pro-forma net (loss) income	$(15,363)	$20,167
Earnings per share:
Basic - as reported (1)	$ (1.02)	$ 2.16
Basic - pro-forma (1)	$ (1.05)	$ 2.12
Diluted - as reported (1)	$ (1.02)	$ 1.20
Diluted - pro-forma (1)	$ (1.05)	$ 1.20

(1) 2004 is restated to reflect the reverse stock split

New Accounting Pronouncements:

In June 2006, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No, 06-5 “Accounting for Purchases of Life Insurance – Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 relates to accounting for corporate-owned life insurance (“COLI”). The Company owns a COLI policy, which is utilized to fund the future payment of employee benefit expenses. The EITF reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The EITF also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company has adopted EITF 06-5 on January 1, 2007 and it had no effect on the determination or reporting of the Company’s financial results.

In September, 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) No. 05-1”Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection

Financial Pages (F)

with Modifications or Exchanges of Insurance Contracts”, effective for internal replacements occurring on fiscal years beginning after December 15, 2006. The SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of certain insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Contract modifications meeting the conditions of the SOP result in a replacement contract that is substantially unchanged from the replaced contract band should be accounted for as a continuation of the replaced contract. An internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract in an internal replacement transaction that results in a substantially changed contract should not be deferred in connection with the replacement contract. The Company is currently evaluating the effect the adoption of SOP 05-1 will have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), and addresses issues raised in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The primary objectives of SFAS 155 are: (i) with respect to SFAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to SFAS 140, to eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has adopted SFAS 155 on January 1, 2007 and it had no effect on the determination of the Company’s financial results.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable in conjunction with other accounting pronouncements that require or permit fair value measurements, where the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. The Company is currently evaluating the effect the adoption of SFAS 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plan - an amendment of FASB Statements No. 87, 88, 106 and 132R” ("SFAS 158"). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans to recognize the funded status of their benefit plans in the financial statements, measure the fair value of plan assets and benefit obligations as of the date of the financial statements and provide additional disclosures. The Company has previously recorded its post-retirement defined benefit obligations through earnings and currently maintains a “pay-as-you-go” funding of defined benefits. On December 31, 2006, the Company adopted the recognition and funding provisions of SFAS 158 which did not have a significant impact on the determination or reporting of the Company’s financial results. See Note 12-“Employee Benefits”.

Financial Pages (F)

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 provides the Company an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value recorded in earnings. The option is applied, on a contract-by-contract basis, to an entire contract and not only to specific risks, specific cash flows or other portions of that contract. Upfront costs and fees related to a contract for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect the adoption of SFAS 159 will have on its financial statements.

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. The Company has adopted SAB No. 108 effective for the Company's financial statements for the year ended December 31, 2005.

SAB No. 108 permits companies to initially apply its provision either by (1) restating prior financial statements or (2) recording the cumulative effect of initially applying the methodology for quantifying errors described in SAB No. 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2005. The Company elected to record the effects of applying SAB No. 108 using the cumulative effect transition method. Accordingly, as of January 1, 2005, the Company recorded a cumulative effect of change in accounting principle in the amount of $1,507. The following table summarizes the effects of applying the guidance in SAB No. 108:

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

5.	Investments

The amortized cost and market values of debt securities at December 31, 2006 and 2005 are shown below.

Financial Pages (F)

	December 31, 2006
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
U.S. Treasury securities
and obligations of U.S.
Government authorities
and agencies	$ 220,952	$ 180	$ (10,675)	$ 210,457
Mortgage backed securities	192,745	208	(3,970)	188,983
Municipal Bonds	24,542	-	(1,239)	23,303
Foreign	616	-	(13)	603
Corporate securities	591,861	105	(30,888)	561,078
	$ 1,030,716	$ 493	$ (46,785)	$ 984,424

	December 31, 2005
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Market Value
U.S. Treasury securities
and obligations of U.S.
Government authorities
and agencies	$ 222,346	$ 49	$ (3,057)	$ 219,338
Mortgage backed securities	138,161	20	(3,151)	135,030
Municipal Bonds	24,547	-	(497)	24,050
Corporate securities	639,491	55	(17,911)	621,635
	$ 1,024,545	$ 124	$ (24,616)	$ 1,000,053

The amortized cost and market values of debt securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Market Value
Due in one year or less	$ 6,081	$ 6,074
Due after one year through five years	38,722	38,459
Due after five years through ten years	171,177	165,601
Due after ten years	621,991	585,307
Collateralized Mortgage Obligations	192,745	188,983
	$ 1,030,716	$ 984,424

Gross proceeds and realized gains and losses on debt securities, including impairment losses for declines deemed other than temporary and excluding calls, were as follows:

		Gross	Gross
		Realized	Realized
	Proceeds	Gains	Losses
2006	$108,293	$ 293	$ 2,146
2005	191,929	575	1,710
2004	34,177	314	147

Financial Pages (F)

The Company assesses whether declines in market value, whether for its debt securities or its equity securities, are other than temporary. Upon such determination, the Company will impair the security’s amortized cost and record an impairment charge in its results of operations.

There were no differences deemed to be other than temporary during 2006. The Company reduced its cost basis on bonds in 2005 by $508 due to differences deemed other than temporary. The following table describes the Company’s debt securities at December 31, 2006 and 2005, which had a market value below cost:

	Less Than 12 Months		Greater Than 12 Months		Total
December 31, 2006	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss
U.S. Treasury securities and	$9,725	$ (67)	$186,235	$(10,608)	$195,960	$(10,675)
obligations of
U.S. Government
authorities and agencies
Mortgage backed securities	46,408	(472)	130,158	(3,498)	176,566	(3,970)
Municipal Bonds			23,303	(1,239)	23,303	(1,239)
Corporate securities	8,960	(111)	540,179	(30,790)	549,139	(30,901)
Total	$65,093	$ (650)	$879,875	$(46,135)	$944,968	$(46,785)

	Less Than 12 Months		Greater Than 12 Months		Total
December 31, 2005	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss
U.S. Treasury securities and	$ 196,012	$ (3,057)	$ -	$ -	$ 196,012	$ (3,057)
obligations of
U.S. Government
authorities and agencies
Mortgage backed securities	127,539	(3,151)	-	-	127,539	(3,151)
Municipal Bonds	22,382	(497)	-	-	22,382	(497)
Corporate securities	612,321	(17,911)	-	-	612,321	(17,911)
Total	$ 958,254	$ (24,616)	$ -	$ -	$ 958,254	$(24,616)

The above tables include $650 and $24,616 of unrealized losses for 2006 and 2005, respectively, related to fixed income securities that have been in a continuous unrealized loss position for less than twelve months. As of December 31, 2006 and 2005, the Company had $46,135 and $0, respectively, of unrealized losses related to fixed income securities that have been in a continuous unrealized loss position for greater than 12 months. All of the fixed income securities are investment grade, which is defined as a security having a rating from the NAIC of 1 or 2; a Moody’s equivalent rating of Aaa, Aa, A, or Baa; a Standard & Poor’s equivalent rating of AAA, AA, A, or BBB; or a comparable internal rating. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer or sector related credit spreads since the securities were acquired.

All of the securities were evaluated considering factors such as financial conditions, near-term, and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations. As of December 31, 2006, the Company had the ability and intent to hold these investments for a period of time sufficient for them to recover in value.

Net investment income is applicable to the following types of investments:

	2006	2005	2004
Bonds	$ 52,439	$ 31,196	$ 2,052
Notional experience account	-	18,859	46,162
Cash and short-term investments	618	1,306	213
Other	967	13	29
Investment income	54,024	51,374	48,456
Investment expense	(965)	(541)	(1,617)

Financial Pages (F)

Net investment income	$ 53,059	$ 50,833	$ 46,839

Securitized Investment Trust:

On December 29, 2006, the Company acquired for $5,000 a 10% beneficial interest in a trust consisting of commission renewal rights. The trust is collateralized by future cash flows from commission renewals of life insurance policies from A+ rated insurers. The commissions paid to the trust have actuarial and credit risk and are payable for the life of the underlying insurance policies. The purchase price paid by the Company was based on discounting anticipated future commissions using a discount rate equal to the internal rate of return of 9.9%. The Company will receive monthly distributions from the trust beginning in January 2007 and will record the investment income using the prospective interest method. The investment is categorized as available-for-sale.

Assets Held in Trust:

Effective June 30, 2005, the Company entered into a reinsurance agreement with an unaffiliated reinsurer for policies issued prior to January 1, 2002 on a funds withheld basis. As a condition precedent to withholding the funds due to the reinsurer, the Company has agreed to hold assets in trust for the benefit of the reinsurer. The amount required to be held in trust at December 31, 2006 and 2005 was $918,093 and $920,525, respectively.

Effective October 1, 2005, the Company entered into a 75% quota share reinsurance agreement with the same reinsurer for policies issued on and after October 1, 2005, on a funds withheld basis. As a condition precedent to withholding the funds due to the reinsurer, the Company has agreed to hold assets in trust for the benefit of the reinsurer. The amount required to be held in trust at December 31, 2006 and 2005 was $791 and $129, respectively.

Pursuant to certain statutory licensing requirements, as of December 31, 2006 and 2005, the Company had on deposit bonds with an estimated market value aggregating $12,118 and $12,121, respectively, in Insurance Department special deposit accounts. The Company is not permitted to remove the bonds from these accounts without approval of the regulatory authority.

The Company maintains assets in a trust account under a reinsurance agreement with an unaffiliated insurer. The Company is required to hold assets equal to at least 102% of the reserves for the policies assumed under this agreement. At December 31, 2006 and 2005, the Company was required to hold $26,491and $23,781, respectively.

The Company maintains assets in a certificate of deposit for the benefit of the lessor under its sale leaseback agreement entered into in 2005. As of December 31, 2006 and 2005 the amount of the certificate of deposit was $3,500.

6.	Property and Equipment:

Property and equipment consists of the following:

	December 31,
	2006	2005
Property and Equipment, gross:
Automobiles (useful life of 5 years)	$ 238	$ 238
Furniture and Equipment (useful life of 3 to 10 years)	4,472	9,349
Software (useful life of 3 to 10 years) (1)	16,022	14,069
Buildings (useful life of 10 to 40 years)	7,371	6,342
	$ 28,103	$ 29,998
Accumulated Depreciation	(9,621)	(12,521)
Property and Equipment, net	$ 18,482	$ 17,477

Financial Pages (F)

(1) Includes $4,558 of assets leased under a sale leaseback. See Note 18.

The Company amortized $1,402, $1,100 and $849 of its cost related to software in 2006, 2005 and 2004, respectively. Depreciation expense on other property and equipment was $884, $743 and $792 for the years ended December 31, 2006, 2005 and 2004, respectively.

Subsequent to December 31, 2005, the Company determined that the new administrative system that it was in the process of installing would not yield the benefits and efficiencies to operations that were originally intended. As a result of this determination the Company decided not to continue to pursue this project and impaired its capitalized value through a charge to income of $2,337 in 2005. In 2006, the Company impaired $337 related to this capital project.

7.	Notional Experience Account:

During 2005 the notional experience account activity was as follows (See Note 4 for a description of the notional experience account):

Beginning balance as of January 1, 2005	$ 901,368
Premiums, net of claims and ceding allowance:	9,109
Investment credit:
Investment income	18,856
Market gain	48,799
Expense and risk charges	(5,668)
Broker/Custodian/Trustee fees	192
Cash and securities received upon commutation	(972,656)
Ending balance as of December 31, 2005	$ -
There was no activity in the notional experience account for the year ended December 31, 2006.
8.	Federal Excise Taxes Recoverable:

In June 2007, the Company received notification that the Internal Revenue Service had accepted a claim for refund that the Company had filed related to return premiums associated with the commutation of the reinsurance transaction with Centre Solutions (Bermuda) Ltd. (“Centre”). The excise taxes related to premiums that had been paid to Centre as part of a reinsurance agreement the Company had with Centre during the years 2002 to 2005. The estimated amount of the refund is $9,003 which includes interest of $924. As a result the Company recorded $8,079 as Federal excise tax revenue for the year ended December 31, 2006 and recorded $924 of net investment income for the year ended December 31, 2006.

9.	Policy and Claim Reserves:

Policy reserves have been computed principally by the net premium method based upon estimated future investment yield, mortality, morbidity (claims experience), withdrawals, expenses and other benefits. The Company employs a prospective net premium methodology, which incorporates premium rate increases expected to be implemented in the near term in the net premium used to establish policy reserves. The composition of the policy reserves at December 31, 2006 and 2005, and the assumptions pertinent thereto are presented below:

Financial Pages (F)

		Amount of Policy Reserves
		as of December 31,
		2006	2005
			Restated
	Accident and health	$ 655,793	$ 613,737
	Life	12,396	12,656

	Years of Issue	Discount Rate
Accident and health	1976 to 2001	5.7%
	2002 to 2005	4.5%
	2006	5.0%
Ordinary life, individual	1962 to 2002	3.0% to 5.5%

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
•

An estimate of premium rate increases for certain policies issued prior to 2002, based on the premium rate increases that were estimated as of September 30, 2002.  This is the last time the assumptions utilized in our policy reserves were locked-in following a DAC impairment. The Company has achieved 100% of these premium rate increases as of September 30, 2005.

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

Financial Pages (F)

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

The Company’s experience with claims that last longer than three years is much more limited due to the relatively small number of claims that go past the third year. A majority of our policies were written in the late 1990's through 2001 and therefore there are only a limited number of claims on which to base any conclusions. Therefore, the Company relies on a combination of its experience and studies performed by the Society of Actuaries or other sources for claims in the later durations. Due to the limited amount of data, there is a higher likelihood of variance related to this assumption and any variance could have a material affect on the Company’s financial condition and results of operations. As part of continuance assumptions, the Company also tries to reflect anticipated changes in mortality of disabled lives and recovery rates of people on claim. Reviewing past experience is a partial guide, but changes in the future may not follow past patterns.

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

At December 31, 2006, the Company utilized discount rates ranging between 4.0% and 4.5% for claim reserves, depending upon the year the claims were incurred. Because the Company’s claim payments are made over a period of time, the Company utilized a discount rate of 5.1% at December 31, 2005 for claim reserves in order to determine the present value of future expected payments. This discount rate approximates the current yield to maturity of the Company’s assets supporting this future liability.

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

The development of the Company’s claim reserves and paid claims is summarized as follows for claims incurred (the date of original claim) in 2006 and prior.

Financial Pages (F)

	2006	2005	2004
		Restated
Claim reserve balance previously reported	$ 363,059	$324,138	$340,981
Adjustment to opening balance	870	-	-
Claim reserve balance at January 1	363,929	324,138	340,981
less reinsurance recoverable	(15,046)	(8,206)	(7,698)
Net claim reserve balance at January 1	348,883	315,932	333,283
Incurred related to:
Current year	226,867	193,560	185,601
Prior years	16,825	30,696	(19,404)
Imputed prior year interest	13,700	12,256	14,959
Total incurred	257,392	236,512	181,156
Paid related to:
Current year	55,777	52,336	47,759
Prior years	158,780	151,225	150,748
Total paid	214,557	203,561	198,507
Net claim reserve balance at December 31	391,718	348,883	315,932
plus reinsurance recoverable	14,775	15,046	8,206
Claim reserve balance at December 31	$ 406,493	$363,929	$324,138

The Company evaluates its prior year assumptions by reviewing the development of reserves for the prior period (i.e. incurred from prior years). This amount includes imputed interest from prior year-end reserve balances plus adjustments to reflect actual versus estimated claims experience. These adjustments (particularly when calculated as a percentage of the prior year-end reserve balance) provide a relative measure of deviation in actual performance as compared to its initial assumptions. The adjustments to reserves for claims incurred in prior periods are primarily attributable to claims incurred from our long-term care insurance policies, which represent approximately 97% of our premium in-force.

In 2006, prior year incurred claims developed unfavorably by $16,825 compared to prior period expectations. Based on retrospective tests on the development of claims incurred on or before December 31, 2006, the Company has increased its claim reserves approximately $34.6 million above the amounts produced by the reserving methodology it employed which utilized the continuance curves completed in 2006. The retrospective tests were based on the development of all claims incurred on or before December 31, 2006, and the increase was based on the development of these claims through December 31, 2007. The Company believes that this increase was needed because the duration of claims is longer than we previously estimated. The Company believes that the claims reserves at December 31, 2006, represent its best estimate based on all information available through December 31, 2007.

In 2005, prior year incurred claims developed unfavorably by $30,696 compared to prior period expectations. The unfavorable development in 2005 is primarily attributable to the change in the assumption related to the mortality of policyholders that are on claim in excess of three years. The Company changed its mortality assumptions related to these claims in the fourth quarter of 2005 based on actuarial studies that indicated these claimants were staying on claim longer than previously anticipated.

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

Financial Pages (F)

(3)	During 2004, fewer claims that were closed as of December 31, 2003 reopened than we had estimated, resulting in a reduction of approximately $4,500; and
(4)	Claim reserve adjudication process improvements implemented throughout 2004.

Over time, it may continue to be necessary for the Company to increase or decrease its reserves further as additional experience develops.

10.	Federal Income Taxes:
The total benefit (provision) for federal income taxes for the years ended December 31 consisted of:
	2006	2005	2004
		Restated
Current	$ 3,367	$ (6,912)	$(1,575)
Deferred	14,356	15,829	(14,101)
	$ 17,723	$ 8,917	$(15,676)

Deferred income tax assets and liabilities have been recorded for temporary differences between the reported amounts of assets and liabilities in the accompanying financial statements and those in the Company’s income tax return. Management believes the existing net deductible temporary differences are realizable on a more likely than not basis. The sources of these temporary differences and the approximate tax effect are as follows for the years ended December 31:

	2006	2005
		Restated
Net operating loss carryover	$ 13,344	$ 12,728
Capital loss carryover	728	105
Pension and post-retirement accrual	527	537
Unrealized losses on securities	16,287	8,724
Litigation accrual	-	1,378
Loss due to impairment of property and equipment	-	818
Other	414	3,272
Valuation allowance	(282)	(282)
Total deferred tax assets	$ 31,018	$ 27,280

Deferred policy acquisition costs	$ (137)	$ (1,605)
Premiums due and unpaid	(610)	(714)
Policy reserves	(12,767)	(29,127)
Deferred reinsurance premium	(627)	(941)
Total deferred tax liabilities	$ (14,141)	$ (32,387)
Net deferred income tax	$ 16,877	$ (5,107)

The Company has net operating loss carryforwards of $19,143, or $6,700 on a tax effected basis, which have been generated by taxable losses at the parent company, and if unused will expire between 2018 and 2025. The Company has net operating loss carryforwards of $18,983, or $6,644 on a tax effected basis, which have been generated by taxable losses at the Company’s life insurance subsidiaries, and if unused, will expire in 2016.

The parent company's net operating loss carryforwards can be utilized by the Company’s insurance subsidiaries subject to the lesser of 35% of the insurance subsidiaries taxable income or 35% of the current aggregate carryforward amount.

The provision for income taxes differs from the statutory corporate rate of 35% for the years ended December 31, 2006, 2005 and 2004 as follows:

Financial Pages (F)

	2006	2005	2004
		Restated
Computed expected tax benefit (expense)	$ 17,812	$ 7,813	$(12,674)
Impairment of goodwill	-	-	(3,801)
Interest Expense on beneficial conversion feature	-	(311)	(263)
Tax rate differential	100	-	-
Small life insurance company deduction	(476)	(121)	597
Tax Exempt income	105	59	113
Reduction in tax contingency reserves	215	1,197	-
Other	(33)	280	352
	$ 17,723	$ 8,917	$(15,676)

At December 31, 2006, the accumulated earnings of the Company for Federal income tax purposes included $1,451 of "Policyholders' Surplus", a special memorandum tax account. This memorandum account balance has not been currently taxed, but income taxes computed at then current rates will become payable if surplus is distributed. Provisions of the Deficit Reduction Act of 1984 do not permit further additions to the "Policyholders' Surplus" account.

11.	Statutory Information:

Statutory Financial Results

The Company’s three insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance department of the state of domicile. Net income and capital and surplus for these subsidiaries as reported in accordance with statutory accounting principles, were as follows:

	2006	2005	2004
Net income (loss)	$ 6,818	$ (1,753)	$ (5,319)
Capital and surplus	39,264	35,876	29,902

Total reserves, including claim reserves, reported to regulatory authorities were approximately $1,012,512 and $930,535 less than those recorded for GAAP as of December 31, 2006 and 2005, respectively. This difference is primarily attributable to reinsurance agreements in force as of December 31, 2006 and 2005.

The differences in statutory net income (loss) compared to GAAP net income (loss) are primarily due to the immediate expensing of acquisition costs, as well as differing reserving methodologies and treatment of reinsurance and deferred income taxes.

Pennsylvania Corrective Action Plan

The Company’s Pennsylvania insurance subsidiaries are required to hold statutory surplus that is, at a minimum, above a calculated authorized control level at which the Pennsylvania Insurance Department (the “Department”) may place them under regulatory control, leading to rehabilitation or liquidation. At December 31, 2000, the Company’s primary insurance subsidiary, PTNA, which represented 90% of the Company’s direct premium revenue, had statutory surplus which, while above the authorized control level, was at an amount that required PTNA to file a Corrective Action Plan (the “Plan”) with the insurance commissioner. In addition, ANIC, which is owned 100% by PTNA, is also subject to the provisions of the Plan.

On February 12, 2002, the Department approved the Plan which, among other things:

a)

required the Company to enter into a reinsurance treaty with Centre Solutions (Bermuda) Limited through which PTNA and ANIC reinsured 100% of their individual long term care insurance business in effect on December 31, 2001.  This treaty was commuted effective

Financial Pages (F)

May 24, 2005 and the Company entered into a new reinsurance agreement with Imagine International Reinsurance Limited effective June 30, 2005.

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

In August 2006, PTNA agreed to temporarily suspend new sales of Florida insurance policies pending the filing of its 2005 statutory audit report and the review by the Florida OIR. Florida represented approximately 6% of new business applications prior to the temporary suspension. In November of 2006 PTNA entered into a revised voluntary consent agreement with the Florida OIR to recommence sales. The major provisions of the voluntary consent agreement, with which PTNA must comply in order to continue writing new policies in Florida include, but are not limited to the following:

•	PTNA will continue to file monthly financial reports, as it has since 2002, with the Florida OIR.
•

PTNA will limit total Florida premium to current levels of approximately $48 million as of June 30, 2006, allowing for new business growth equal to lapses of existing policies.  This base amount may increase as a result of any future premium rate increases on existing policies.

•	PTNA will seek prior approval of the Florida OIR before commencing or terminating any new reinsurance agreements.
•	PTNA will maintain a risk-based capital ratio in excess of 250%. PTNA’s reported ratio as of December 31, 2006 and 2005 was approximately 869% and 714%, respectively.

In the event that PTNA fails to maintain compliance with Florida laws or the above requirements, the Florida OIR will notify PTNA and could require it to take corrective action. If the Florida OIR determines that the corrective action is not timely, PTNA’s Certificate of Authority could be suspended and it could be required to cease writing new direct business in Florida until such time as it took any required corrective action. The voluntary consent agreement may be modified by the Florida OIR in the event of deteriorating financial performance on the part of PTNA. In addition PTNA may seek removal of the conditions of the voluntary

Financial Pages (F)

consent agreement in the future if its financial strength or its ratings with either A.M. Best Company or Standard and Poor’s improves.

In June of 2007 the Florida OIR suspended PTNA’s certificate of authority to conduct business in Florida for a period of at least twelve months. The action stems from PTNA’s not filing its 2006 audited statutory financial results on or before June 1, 2007, as is required by Florida statute. PTNA filed its 2006 audited statutory financial report on June 30, 2007. PTNA filed an appeal with the Florida OIR , as prescribed by statute, for consideration before an administrative law judge which was denied. PTNA has continued to actively work with the Florida OIR to reach a resolution. Florida sales represented 5.9% of PTNA’s new business applications for the first five months of 2007 and accounted for approximately 17.0% of PTNA’s direct premiums for the year ended December 31, 2006.

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

PTNA and ANIC have not paid any dividends to the parent company for the past three years and are unlikely in the foreseeable future to be able to make dividend payments due to insufficient statutory surplus and anticipated earnings. However, AIN is not subject to the Plan, but has not made any dividend payments in 2004, 2005 or 2006.

12.	Employee Benefits:

401(k) Retirement Plan:

The Company has a 401(k) retirement plan, covering substantially all employees with at least six months of service. Under the plan, participating employees may contribute up to 25% of their annual salary on a pre-tax basis. The Company, under the plan, equally matches 100% of employee contributions up to the first 3% of the employee’s salary. The Company and employee portions of the plan are vested immediately. The Company’s expense related to this 401(k) plan was $355, $326 and $269 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company may elect to make a discretionary contribution to the plan, which will be contributed proportionately to each eligible employee. The Company did not make a discretionary contribution in 2006, 2005 or 2004.

Financial Pages (F)

Retirement Benefits:

The Company and its former Chairman have entered into a retirement agreement which requires the Company to pay a retirement benefit of $100 per year and certain health and welfare benefits to him and his spouse until the later of his death or the death of his spouse.

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires recognition of the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its retirement agreement in the December 31, 2006 balance sheet. These benefit obligations were previously recognized as pension cost pursuant to the Company's accounting policy. Actuarial gains and losses that arise in subsequent periods and are not recognized as pension cost in the same periods will be recognized as a component of other comprehensive income.

The adoption of SFAS 158 had no effect on the Company's consolidated balance sheet and consolidated statement of income and comprehensive income for the year ended December 31, 2006, as presented in the following table:

	As of December 31, 2006
	Prior to adopting SFAS 158	Effect of Adopting SFAS 158	As Reported
Assets:
Deferred tax assets	$ 527	-	$ 527
Liabilities:
Pension benefit liability	1,283	-	1,283
Other benefits	224	-	224
Stockholders’ Equity:
Accumulated other comprehensive income	-	-	-

The Company uses December 31 as the measurement date for the pension and benefit plans, which are unfunded. The following table provides the components of the benefit obligation:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$ 1,259	$1,387	$1,492	$ 209	$ 256	$ 215
Interest cost	72	77	83	12	15	12
Benefits paid	(100)	(142)	(200)	(10)	(12)	(8)
Actuarial loss (gain) – includes change in discount rate	5	(63)	12	(7)	(50)	37
Benefit obligation at end of year	$ 1,236	$1,259	$1,387	$ 204	$ 209	$ 256

A 6.0% weighted average discount rate was assumed in determining both the benefit obligation at December 31, 2006 and 2005 and to determine the net periodic benefit cost for the years ended December 31, 2006 and 2005.

Amounts recognized in the Consolidated Balance Sheets consist of:

Pension Benefits	Other Benefits

Financial Pages (F)

	2006	2005	2006	2005
Accrued benefit cost	$ 1,283	$ 1,311	$ 224	$ 222

The expense components of the net periodic pension and postretirement benefit cost for the year ended December 31, 2006 consisted of only interest expense and were $72 and $12 for Pension and Other Benefits, respectively. The expense components of the net periodic pension and postretirement benefit cost for the year ended December 31, 2005 consisted of only interest expense and were $77 and $15 for Pension and Other Benefits, respectively.

The assumed health care cost trend rates at December 31, 2006 and 2005 are:

	2006	2005
Current Year Medical Trend Rate	10.00%	11.00%
Ultimate Medical Trend Rate	4.00%	4.00%

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on Total of Service and Interest Cost	$ 1	$ (1)
Effect on Postretirement Benefit Obligation	25	(21)

The following benefits are expected to be paid in the future:

	Pension Benefits	Other Benefits
2007	$ 100	$ 16
2008	100	17
2009	100	18
2010	100	17
2011	99	17
2012-2016	487	84

13.	Stock Option Plans:

In January 2006, the Company adopted SFAS No. 123(R), Share-Based Payment using the modified-prospective application transition method. Under this method, compensation expense for the year ended December 31, 2006 includes compensation cost for all non-vested share-based awards at their grant-date fair value amortized over the respective vesting periods on the straight-line method. The Company determines the fair value of stock-based compensation using the BSM option pricing model. Prior to 2006, awards were accounted for and recorded at their intrinsic value. As a result, prior to the adoption of SFAS No. 123(R), no related compensation expense was recognized for the stock option awards, and the expense related to stock-based employee compensation included in the determination of net income for the years 2005 and 2004 is less than that which would have been included if the fair value method had been applied to all awards. Under the modified prospective application transition method, the results for the years ended December 31, 2005 and 2004 have not been restated.

As of December 31, 2006, the Company had three stock-based compensation plans. The Company’s 1998 Employee Non-Qualified Incentive Stock Option Plan provided for the granting of options to purchase up to 150 shares of common stock. During 2001, the Company granted 142 replacement options to its employees for all existing options granted under its 1998 Plan. As a result, these options are now subject to the variable

Financial Pages (F)

accounting provisions of APB Opinion No. 25 until exercised, forfeited or cancelled. No compensation expense or income was recorded in 2006, 2005, or 2004 as a result of the change in the intrinsic value of the stock options. No additional options were granted under the 1998 Plan in 2006, 2005 or 2004.

The Company’s 2002 Incentive Stock Option Plan (the “ISO Plan”) allows for the grant of options to purchase up to a maximum aggregate of 500 shares of the Company’s common stock. The exercise price of all options granted under the plan may not be less than the fair market value of the shares on the date of grant. The term of each option granted under the ISO Plan in 2006, 2005 and 2004 is ten years and each vests one year following the date of the original grant. Under the ISO Plan, new option grants of 97, 199, and 130, were made to officers, employees and directors of the Company in 2006, 2005, and 2004, respectively. Under the provisions of SFAS 123(R), the Company recorded compensation cost of $359 for the year ended December 31, 2006. The total related income tax benefit recognized for the year ended December 31, 2006 was $126.

In addition, the Company has a Participating Agent Stock Option Plan that provides for the granting of options to purchase up to 75 shares of common stock. The exercise price of all options granted under the plan may not be less than the fair market value of the shares on the date of grant. The term of each option is ten years, and the options become exercisable in four equal, annual installments commencing one year from the option grant date. SFAS No. 123(R) requires that the fair value of options granted to non-employees (agents) be recognized as compensation expense over the estimated life of the option. Options were granted to agents in 1997, 1996 and 1995. No agent options have been granted since 1997. The Company did not have any compensation expense related to this Plan in 2006, 2005 or 2004.

As disclosed in Note 4 to the consolidated financial statements, had stock compensation cost for the Company’s ISO plan been determined based on the fair value recognition provision of SFAS No. 123(R), the Company’s net loss and basic and diluted net loss per share for the year ended December 31, 2005 would have increased, and for the year ended December 31, 2004, net earnings and basic and diluted earnings per share would have decreased.

Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the BSM model for the purpose of the pro forma financial disclosures in accordance with SFAS 123. The weighted-average estimated fair value of stock options granted for the years ended December 31, 2006, 2005 and 2004 was estimated using the BSM model with the following weighted-average assumptions:

	2006	2005	2004
Expected term in years	5.5	5.5	5.3
Risk free interest rates	4.59%	3.65% - 4.50%	3.9%
Volatility	44.5%	66.2%	67.7%
Dividend yield	0.0%	0.0%	0.0%

The expected term of options granted is estimated using the simplified method in SAB 107 and represents the period of time options are expected to be outstanding. Risk free interest rates are based on rates for U.S. Treasury securities at the time of the grants. Expected volatility is based on the historical volatility of the Company’s stock. As has been the case in the past, no dividends are expected to be paid on the Company’s stock.

The following is a summary of the Company’s stock option activity, including grants, exercises, forfeitures and weighted average price information for the year ended December 31, 2006:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	Stock Options
Outstanding at beginning of year	570	$ 14.93
Granted	97	6.67
Exercised	-	-
Forfeitures	(36)	21.80
Outstanding at end of year	631	13.27	8 years	281

Financial Pages (F)

Exercisable at end of year	534	14.46	8 years	182

The weighted average estimated grant date fair value of options for the years ended December 31, 2006, 2005 and 2004 was $3.15, $4.21 and $4.44 per share, respectively. No options were exercised during the years ended December 31, 2006 and 2004. The total intrinsic value of options exercised during the year ended December 31, 2005 was $26.

The following is a summary of activity in the Company’s nonvested options, including grants, vestings and forfeitures for the year ended December 31, 2006.

	Options	Weighted Average Grant Date Fair Value

Nonvested at beginning of year	194	$ 5.21
Granted	97	3.15
Vested	180	5.21
Forfeited	14	5.25
Nonvested at end of year	97	$ 3.15

                As of December 31, 2006 the Company had $283 of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a period of 1 year. The total fair value of stock options vested during the years ended December 31, 2006, 2005 and 2004 were $1,034, $575 and $342, respectively.

14.	Commitments and Contingencies:

Operating Lease Commitments:

The total net rental expenses under all leases amounted to approximately $986, $1,071 and $1,173 for the years ended December 31, 2006, 2005 and 2004 respectively.

The Company’s required payments due under non-cancelable leases in each of the next five years are as follows:

Years	Amounts
2007	$ 714
2008	495
2009	223
2010	61
2011	3
$ 1,496

Litigation:

The Company and its subsidiaries are involved in various legal actions generally arising in the normal course of their business, in which claims for compensatory and punitive damages are asserted.  The amounts sought in certain of these actions are often large or indeterminate and the ultimate outcome of certain actions is difficult to predict.    Additionally, pleading practices in the United States permit considerable variation in the assertion of monetary damages or other relief.  Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters.  In our experience,

Financial Pages (F)

monetary relief sought by plaintiffs against the Company often bears little relevance to the merits or disposition value of the legal action.

Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability from either pending or threatened legal actions is likely to have a material adverse effect on the overall financial condition or operating results of the Company.

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

The quarterly expense and risk charge is equal to the sum of (1) 0.25% of total ceded statutory reserves at the end of a quarter; and (2) 0.50% of the value of the combination of any letters of credit or funds deposited in trust by the reinsurer as of the beginning of the quarter. In addition, the Company paid the reinsurer an initial expense and risk charge of $2.92 million, which is being amortized to expense over 42 months, the estimated life of the agreement. The Company recorded an expense and risk charge of approximately $12,346 and $5,910 for the year ended December 31, 2006 and 2005, respectively.

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

Financial Pages (F)

6.	the cumulative investment income after the effective date

As noted above, the Imagine Agreement contains commutation provisions and allows the Company to recapture the reinsured policies as of January 1, 2008, or on January 1 of any year thereafter. The Company intends, but is not required, to commute the agreement on January 1, 2010. Additionally, the agreement contains certain covenants and conditions that, if breached, may result in the immediate commutation of the agreement and the payment of all expense and risk charges from the period of the breach through January 1, 2008. The company was not in violation of these covenants as of and for this period ended December 31, 2006 or as of the date of the filing of this document.

In the event the Company does not commute the Imagine Agreement on or before January 1, 2009, the expense and risk charge paid to the reinsurer will increase by 50 percent. In the event the Company does not commute the agreement on or before January 1, 2011, but commutes at a later date, the experience refund will not exceed the statutory reserves as of the date of commutation, resulting in our forfeiture of any accumulated statutory profits for which the Company otherwise may have been entitled.

In order to commute the agreement and remain in compliance with requisite minimum regulatory standards, the Company will need to have a risk based capital ratio (“RBC”) of at least 200%. The Company’s current modeling and actuarial projections suggest that its RBC ratio should be at or slightly above 200% and therefore it may be able to commute the 2001 Imagine Agreement on January 1, 2010, the Company also believes that it should have an additional margin for any adverse development in order to recapture the block of business. These projections include assumptions related to premiums (new sales, persistency and the timing of the collection of premium rate increases by 2011), investment income, expense levels, incurred claims (paid claims plus change in claim reserves) and changes in future policyholder benefits. Because the current projections show that the Company is unable to commute the 2001 Imagine Agreement until January 1, 2010, it has included additional expense and risk charges in its DAC recoverability analysis. DAC is still recoverable with these additional expense and risk charges. The Company is considering alternatives that may allow it to either commute the 2001 Imagine Agreement prior to January 1, 2010 or reduce the expense and risk charges that escalate as a result of not commuting on January 1, 2009. The Company believes that alternatives such as modifications to the current reinsurance agreement, new reinsurance agreements, additional capital issuances or a transaction that is completed as a result of its current review of strategic alternatives are available to allow it to commute the 2001 Imagine Agreement on January 1, 2009. The Company may not be able to commute the 2001 Imagine Agreement on January 1, 2010, as planned, which could have a material adverse affect on its financial condition and results of operations. In the event the Company determines that commutation of the Imagine Agreement is unlikely on or before January 1, 2010, but likely at some future date, it will include additional annual expense and risk charges in its unamortized DAC recoverability analysis. As a result, it could impair the value of its DAC asset and record the impairment in its financial statements at that time.

Pursuant to the Plan with the Insurance Department, which requires the pre-approval of new or modified reinsurance agreements, the Company has requested and received approval to modify the 2001 Imagine Agreement. The approved modification would waive an increase in the expense and risk charges that would be payable to the Reinsurer if the ceded policies are not recaptured and the entire Agreement is not commuted on or before January 1, 2009 and allow, Penn Treaty, in its sole discretion to recapture approximately 1/3 of the reinsured business in each of the years 2009, 2010 and 2011, with no escalation in the expense and risk charges. The modification would give the Company additional latitude in deciding the economics of commuting the treaty via other capital alternatives. At the time of the filing of this document, the modified Agreement has not been signed by the reinsurer or the Company.

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

Financial Pages (F)

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

2005 Reinsurance Agreement with Imagine International Reinsurance Limited:

Effective October 1, 2005, the Company entered into an agreement to reinsure, on a 75% quota share basis, its long-term care insurance policies issued between October 1, 2005 and September 30, 2006 with Imagine International Reinsurance Limited (the “2005 Imagine Agreement”). This agreement has been extended through September 30, 2008. This agreement does not qualify for reinsurance treatment in accordance with GAAP because it does not result in the reasonable probability that the reinsurer may realize a significant loss. This is due to a number of factors related to the agreement, including an experience refund provision, expense and risk charges due to the reinsurer that escalate over the life of the agreement and an aggregate limit of liability. Therefore, the agreement is being accounted for in accordance with deposit accounting for reinsurance contracts. However, the agreement meets the requirements to qualify for reinsurance treatment under statutory accounting rules, which requires a reinsurance agreement to transfer risk to the reinsurer, but does not require the reasonable probability of a significant loss required under GAAP.

The 2005 Imagine Agreement allows the Company to withhold all funds due to the reinsurer as a funds withheld liability, which is only recorded for statutory purposes. In addition, the agreement allows the Company to recapture the reinsured policies on any September 30, commencing on September 30, 2008. In order to recapture any policies reinsured under the 2005 Imagine Agreement, the Company is required to first recapture policies reinsured under the 2001 Imagine Agreement for policies issued December 31, 2001 or prior. Since we did not recapture the policies reinsured under the 2001 Imagine Agreement on January 1, 2008, and current projections show that the Company is unable to commute the 2001 Imagine Agreement until January 1, 2010, we will not be able to recapture any new policies reinsured under the 2005 Imagine Reinsurance Agreement prior to September 30, 2010.

The Company recorded an expense and risk charge of approximately $979 and $130 for the years ended December 31, 2006 and 2005, respectively.

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

Financial Pages (F)

Other Reinsurance:

The Company has a reinsurance agreement with General Re Life Corporation with respect to home health care policies with benefit periods exceeding 36 months. No new policies have been reinsured under this agreement since 1998. Reinsurance recoveries related to this contract were the subject of arbitration that was resolved in 2006. See Note 13 “Commitments and Contingencies” for information regarding this settlement. The reinsurance recoverables related to this agreement were $23,523, $21,250 and $11,236 at December 31, 2006, 2005 and 2004, respectively.

The Company also has a reinsurance agreement with General Re Life Corporation with respect to certain home health and nursing home claims. The claims ceded are either in excess of 60 months, $250,000 or $350,000 depending on the policy type. There have been no new policies reinsured under this agreement since 2001. The reinsurance recoverable related to this agreement was $169, $201 and $70 at December 31, 2006, 2005 and 2004, respectively.

In addition the Company also had a coinsurance agreement with General Re Life Corporation on a previously acquired block of long-term care business, whereby 66% was ceded to a third party. The reinsurance recoverable balance was $5,871 and $5,887 at December 31, 2005 and 2004, respectively.

In December 2006 the Company entered into a release and settlement agreement with General Re Life Corporation relating to two reinsurance agreements. Under the terms of this agreement General Re Life Corporation resumed its obligations under the excess of loss reinsurance treaties. As a result of this settlement, the Company released a contingency reserve of approximately $1,000. For the coinsurance agreement General Re Life Corporation agreed to pay the Company $5,200 to recapture the business, effective October 1, 2006, which is included in the reinsurance recoverable balance at December 31, 2006. As a result of the recapture, the Company has recorded the policy and claim reserves related to this business and recorded a loss of approximately $800.

The Company has an agreement with Lincoln Heritage Life Insurance Company to cede 100% of certain whole life and deferred annuity policies on an assumption basis effective December 31, 2002. Upon approval from state insurance departments in which the policies were issued, or policyholder approval as may be prescribed by state regulation, we will no longer record these policies in our financial statements. The reinsurance recoverable related to this agreement was $2,464, $2,623 and $2,861 at December 31, 2006, 2005 and 2004, respectively.

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

In January 2006, PTNA entered into a Agreement of Reinsurance and Assumption for the sale of its remaining life insurance policies to an unaffiliated insurer on a 100% quota share assumption bases. Upon approval from state insurance departments in which the policies were issued, or policyholder approval as prescribed by state regulation, PTNA will transfer its rights and liabilities for all of the life insurance policies issued by PTNA. PTNA sold the life insurance portfolio for an amount equal to the statutory reserves to the insurer in the amount of $10,316 less commissions, receivables and policy loans.

The Company has assumed and ceded reinsurance on certain life and accident and health contracts under various agreements. The tables below highlight the amounts shown in the accompanying consolidated statements of income and comprehensive income, which are net of reinsurance activity:

Financial Pages (F)

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount
December 31, 2006
Ordinary life insurance In-force	$ 33,664	$ 33,664	$ 6	$ 6
Premiums:
Accident and health	293,451	2,792	4,108	294,767
Life	1,609	1,610	1	-
Benefits to policyholders:
Accident and health	256,066	3,454	4,294	256,906
Life	1,759	1,759	-	-
Increase in policy reserves:
Accident and health	36,046	(3,086)	2,347	41,479
Life	(9,731)	9,731	-	-
Commissions	35,789	661	607	35,735

December 31, 2005
Restated
Ordinary life insurance In-force	$ 36,416	$ 6,174	$ 6	$ 30,248
Premiums:
Accident and health	308,116	4,750	4,421	307,787
Life	1,791	63	1	1,729
Benefits to policyholders:
Accident and health	242,285	10,834	3,453	234,904
Life	2,243	286	-	1,957
Increase in policy reserves:
Accident and health	42,370	(2,050)	2,441	46,861
Life	(292)	(239)	-	(53)
Commissions	38,200	772	693	38,121

December 31, 2004
Ordinary life insurance In-force	$ 39,865	$ 7,133	$ -	$ 32,732
Premiums:
Accident and health	317,674	4,325	4,621	317,970
Life	2,000	86	1	1,915
Benefits to policyholders:
Accident and health	181,003	3,279	1,446	179,170
Life	2,309	272	-	2,037
Increase in policy reserves:
Accident and health	48,615	(1,117)	1,619	51,351
Life	75	(65)	-	140
Commissions	39,139	631	607	39,115
16.	Transactions with Related Parties:

Irv Levit Insurance Management Corporation, an insurance agency which is owned by our former Chairman and Chief Executive Officer, produced approximately $14, $17 and $21 of renewal premiums for some of our subsidiaries for the years ended December 31, 2006, 2005 and 2004, respectively, for which it received commissions of approximately $3, $3 and $4, respectively. Irv Levit Insurance Management Corporation also received commission overrides on business written for some of our subsidiaries by certain agents, principally general agents who were its agents prior to January 1979 and any of their sub-agents hired prior and subsequent to January 1979. These commission overrides totaled approximately $385, $227 and $452 for the years ended December 31, 2006, 2005 and 2004, respectively.

Financial Pages (F)

A member of the Company’s board of directors had in the past been a principal and had an ownership interest in U.S. Care, Inc., a marketing organization to which the Company paid commissions of $161, $181 and $170 in 2006, 2005 and 2004, respectively. The Company also made a loan of $100, with interest applied at 9%, to U.S. Care, Inc. in 2001, which is guaranteed by renewal commissions payable to the Company in future periods. The outstanding balance on the loan was $90 and $106 at December 31, 2005 and 2004, respectively. The outstanding balance was paid in full in 2006.

17.	Equity Issuance:

In 2006, 2005 and 2004, the Company completed private placements of 10, 16 and 25 shares, respectively, as compensation to its financial advisor. In 2006 and 2005 the Company completed private placements of 7 and 11 shares as compensation to one of its independent agents. There was no compensation to agents in the form of shares in 2004. In 2005 the Company issued 12 shares as a result of the exercise of options. There were no exercises of options in 2006 or 2004.

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

18.	Sale Leaseback:

During 2005 and 2006, the Company entered into sale leaseback agreements with a financial institution under which it sold and leased back software with a book value of $4,558. The leases are for a period of two years and provide for repurchasing the leased property at the end of the lease for its residual value. Additional cash collateral amounting to $3,500 was provided by the Company. Since the leases do not meet the criteria for lease accounting, they have been accounted for as a financing with no gain or loss recognized on the sale of the assets.

The Company recorded interest expense of $813 and $508 in 2006 and 2005, respectively, related to these leases.

Minimum annual rentals as of December 31, 2006 for the term of the leases are shown below.

Year	Minimum Lease Payments
2007	$ 1,970
2008	156
Total lease payments	2,126
Less executory costs	(120)
Net minimum lease payments	2,006
Less amount representing interest	(146)
Present value of minimum lease payments	$ 1,860

As disclosed in Note 20 – "Subsequent Events", the Company entered into a new sale leaseback agreement effective July 1, 2007.

19.	Letters of Credit:

The Company had letters of credit totaling $79,900 and $52,200 at December 31, 2006 and 2005, respectively, which allowed its subsidiaries to receive statutory reserve credit and statutory surplus credit for its Imagine reinsurance agreements.

Financial Pages (F)

20.	Subsequent Events:

Legislative and Regulatory inquiries

In May 2007, the U. S. House Committee on Energy and Commerce (the “Committee”) requested information from several long-term care insurance companies, including the Company, regarding their practices and protocols for assessing, paying and denying claims. The Company cooperated fully in supplying the requested information within the time frame requested.

In addition, in September 2007, the minority leader of the U. S. Senate Committee on Finance requested information about long-term care insurance procedures from the leading long-term care industry carriers. The Company provided all requested information in the time frame requested.

In October 2007, the office of the Attorney General of the state of New York issued subpoenas to all long-term care insurance carriers issuing policies in New York. The Company has been providing information in response on a continuing basis.

The Company is not aware of any material financial impact upon its financial condition or results of operations that will inure from these inquiries.

Sales incentive stock options

In May 2007, the Company entered into a consulting agreement with Patpatia & Associates, Inc. (“Patpatia”) to develop, design and implement sales growth strategies in the financial advisor distribution channel. The agreement provides for specific long-term care insurance (“LTCI”) annualized new business sales targets totaling $285,800 over five years in collaboration with Bradley Management Services, LLC. As an incentive to achieve these sales targets, the Company granted to the consulting firm an option to purchase up to 600 shares of the Company’s common stock to be issued in installments immediately, and at five annual measurement or vesting dates. The exercise price of the stock options will be equal to the closing price of the Company’s common stock on the date on which the option grant is approved by the shareholders. At specific measurement dates, actual new business sales above or below target sales in any given year will result in a proportionate increase or decrease in the number of stock options issued. Options issued at each of five measurement dates would vest immediately upon the achievement of the respective annual sales target. If the option grant is not approved by a majority of shareholders by December 31, 2007, alternatively, the agreement provides for cash payments totaling $4,500 to be paid by the Company beginning from December 31, 2007 and on each of five measurement dates through 2012 in lieu of the grant of options. These payments would be reduced or increased proportionately according to sales performance as compared to target sales. . If the Patpatia Option Grant is approved by the shareholders at a later date, the Company shall not be obligated to make the remaining cash payments and shall instead grant that number of options for which the vesting dates have not passed. The option grant was approved by the Company's shareholders on December 28, 2007.

In June 2007, the Company entered into a consulting and marketing agreement with Bradley Management Services, LLC (“BMS”) to provide consulting services in connection with the Company’s financial advisor channel sales and marketing initiative. The agreement provides for specific LTCI annualized new business sales targets totaling $285,800 over five years in collaboration with Patpatia. As an incentive to achieve these sales targets, the Company granted BMS an option to purchase up to 200 shares of the Company’s common stock to be issued in installments immediately, and at five annual measurement or vesting dates. The exercise price of the stock options will be equal to the closing price of the Company’s common stock on the date on which the option grant is approved by the shareholders. At specific measurement dates, actual new business sales above or below target sales in any given year will result in a proportionate increase or decrease in the number of stock options issued. Options issued at each of five measurement dates would vest immediately upon the achievement of the respective annual sales target. If the option grant is not approved by a majority of shareholders by December 31, 2007, alternatively, the agreement provides for cash payments totaling $800 to be paid by the Company beginning from December 31, 2007 and on each of five measurement dates through 2012 in lieu of the grant of options. These payments would be reduced or increased proportionately according to sales performance as compared to target sales. If the BMS Option Grant is approved by the shareholders at

Financial Pages (F)

a later date, the Company shall not be obligated to make the remaining cash payments and shall instead grant that number of options for which the vesting dates have not passed. The option grant was approved by the Company's shareholders on December 28, 2007.

Sale Leaseback

Effective July 1, 2007 the Company entered into a new sale leaseback agreement with a financial institution under which it sold and leased back software with a book value of $4,500. The lease is for a period of three years and provides for repurchasing the leased property at the end of the lease for one dollar. Additional cash collateral amounting to $3,000 was provided by the Company. Since the lease does not meet the criteria for lease accounting, it is accounted for as a financing with no gain or loss recognized on the sale of the asset. Minimum annual rentals for the term of the lease are as follows:

	Year	Minimum Lease Payments
	2007	$ 1,129
	2008	2,258
	2009	2,258
	2010	1,097
Total lease payments		6,742
Less executory costs		(352)
Net minimum lease payments		6,390
Less amount representing interest		(1,890)
Present value of minimum lease payments		$ 4,500

Acquisition of Florida Company

In December 2006, the Company entered into a purchase agreement to acquire Southern Security Life Insurance Company ("Southern Security"), a Florida-domiciled shell insurance company. The purchase price for Southern Security consisted of $400 plus the capital and surplus of Southern Security as of December 31, 2006, which was $3,861, plus all investment income and interest on the capital and surplus accruing between December 31, 2006 and the date of final distributions from escrow. The purchase agreement required the approval of the Pennsylvania Insurance Department, which was obtained, and the Florida Office of Insurance Regulation by December 21, 2007. Because the Florida Office of Insurance Regulation did not complete its review by that date, the seller exercised its right to terminate the purchase agreement and the escrowed purchase price is pending distribution. The Company is making no further attempt to consummate the transaction.

21.

Financial Pages (F)

Condensed Financial Statements:

The following lists the condensed financial information for the parent company as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
(PARENT COMPANY)
Balance Sheets
(amounts in thousands, except per share information)

ASSETS	2006	2005
		Restated
Bonds available for sale at market (amortized cost of $1,255 and $4,345, respectively)	$ 1,256	$ 4,300
Cash and cash equivalents	81	413
Investment in subsidiaries*	208,568	251,758
Due from subsidiaries*	-	1
Other assets	56	247
Total assets	$209,961	$256,719

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities	$ 2,403	$ 2,315
Total liabilities	2,403	2,315

Shareholders' equity
Preferred stock, par value $1.00; 1,250 shares
authorized, none outstanding	-	-
Common stock, par value $.10; 37,500 shares authorized,
23,519 and 23,502 shares issued, respectively	2,352	2,350
Additional paid-in capital	227,851	227,361
Accumulated other comprehensive (loss)	(30,090)	(15,920)
Retained earnings	14,150	47,318
	214,263	261,109
Less 229 of common shares held in treasury, at cost	(6,705)	(6,705)
Total shareholders' equity	207,558	254,404
Total liabilities and shareholders' equity	$209,961	$256,719

* Eliminated in consolidation.

The condensed financial information should be read in
conjunction with the Penn Treaty American Corporation and
Subsidiaries consolidated statements and notes thereto.

Financial Pages (F)

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
(PARENT COMPANY)
Statements of Operations
for the Years Ended December 31, 2006, 2005, and 2004
(amounts in thousands)

	2006	2005	2004
		Restated
Revenues:
Investment and other income	$ 157	$ 238	$ 150
Change in preferred interest on early conversion liability	-	1,403	2,237
	157	1,641	2,387
Expenses:
General and administrative expense	1,460	2,946	4,890
Litigation accrual expense	-	(3,000)	4,150
Warrant expense related to commutation	-	7,267	-
Interest expense	84	6,442	9,713
	1,544	13,655	18,753

Loss before equity in undistributed net
earnings of subsidiaries*	(1,387)	(12,014)	(16,366)
Equity in undistributed net earnings
of subsidiaries*	(31,781)	(2,899)	36,902
Net (loss) income	(33,168)	(14,913)	20,536
Retained earnings, beginning of year	47,318	62,231	41,695
Retained earnings, end of year	$ 14,150	$ 47,318	$ 62,231

*Eliminated in consolidation.

The condensed financial information should be read in
conjunction with the Penn Treaty American Corporation and
Subsidiaries consolidated statements and notes thereto.

Financial Pages (F)

PENN TREATY AMERICAN CORPORATION AND SUBSIDIARIES
(PARENT COMPANY)
Statements of Cash Flows
for the Years Ended December 31, 2006, 2005 and 2004
(amounts in thousands)

	2006	2005	2004
		Restated
Net (loss) income	$ (33,168)	$ (14,913)	$20,536
Adjustments to reconcile net (loss) income
to cash used in operations:
Equity in undistributed (losses) earnings of subsidiaries	31,781	2,899	(36,902)
Depreciation and amortization	22	10,279	3,813
Change in preferred interest on early conversion liability	-	(1,403)	(2,237)
Equity issued for interest expense from long-term debt conversions	-	655	2,809
Interest expense for debt issued with beneficial conversion feature	-	439	-
Stock based compensation	359	-	-
Net realized loss on sale of investments	53	38	(7)
Other, net	225	(5,120)	(129)
Net cash used in operations	(728)	(7,126)	(12,117)

Cash flows from investing activities:
Sales and maturities of investments	3,619	4,004	6,442
Purchase of investments	(617)	(6,167)	(4,177)
Contribution to subsidiary (1)	(2,739)	-	(6,850)
Proceeds from the sale of property & equipment	-	9	-
Acquisition of property and equipment	-	-	(57)
Net cash (used in) provided by investing activities	263	(2,154)	(4,642)

Cash flows from financing activities:
Stock issued for services	133	-	-
Issuance of long-term debt	-	-	26,000
Proceeds from exercise of stock options	-	82	-
Net cash provided by financing activities	133	82	26,000

(Decrease) increase in cash and cash equivalents	(332)	(9,198)	9,241

Cash and cash equivalents balances:
Beginning of year	413	9,611	370
End of year	$ 81	$ 413	$ 9,611

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ 84	$ 4,930	$ 5,393

(1) The Company previously classified cash contributions to subsidiaries as a financing activity.  The Company revised this classification to instead appropriately disclose contributions to subsidiaries as an investing in 2006, with confirming changes in
2005 and 2004.

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

In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended December 2006, we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006. Based upon this evaluation, our CEO and the CFO concluded that, for the reasons set forth below, our disclosure controls and procedures were not effective as of December 31, 2006.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2006:

As of December 31, 2006, we did not have adequate actuarial expertise with respect to our ability to review the results related to reserves calculated by our consulting actuarial firm. As a result, we had an error in the application of a certain assumption used to calculate benefit reserves. Policy reserves and deferred acquisition costs were calculated incorrectly and required a restatement of the previously issued financial statements for the year ended December 31, 2005. Accordingly, management has determined that this control deficiency constitutes a material weakness. However, assuming the successful implementation of Management’s Remediation Plan described below, we do not expect this to be a material weakness for the year ended December 31, 2007.

As of December 31, 2006, we determined that material liabilities associated with certain policy riders were not appropriately captured in prior year financial statements. The material adjustment that was subsequently booked indicated

that the controls designed to capture elements of these riders were not appropriately designed and applied. The material nature of these adjustments indicates the existence of a material weakness.

Because of these material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006 based on the criteria in Internal Control-Integrated Framework issued by the COSO. Management communicated its conclusions to the Audit Committee of the Company’s Board of Directors.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report that appears in Item 8 of this Annual Report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Plan

1.

We have hired actuarial resources to assist in the process of implementing the controls to appropriately review our reserves calculated by our consulting actuarial firm.  We will continue the development of policies, processes and procedures to assist in the review of the reserves calculated by our consulting actuaries.  Management believes that our controls and procedures will improve as a result of the further implementation of these measures, and that this will not be a material weakness for the year ended December 31, 2007.

2.

We have established new policies and review procedures to assist in the timely identification, calculation and recording of liabilities associated with certain policy riders.  We continue to analyze and modify automated management information reports to appropriately identify policies with certain policy riders and subsequently record liabilities associated with those riders

Management believes that the new policies and procedures will resolve this issue, and that this will not be a material weakness in December 2007.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Penn Treaty American Corporation

Allentown, PA

We have audited Penn Treaty American Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penn Treaty American Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and described in management’s assessment.

The Company needs additional in-house financial and actuarial resources to accurately and timely complete financial reporting requirements. Due to the lack of a qualified In-House Actuary to interpret the actuarial calculations prepared by the Company’s outside actuary, numerous errors and unsupportable assumptions were noted during our audit. This resulted in actuarial estimates and calculations that were not supported by reasonable assumptions in a timely manner. Due to the significant adjustments to the financial statements that resulted and the contribution to the delayed filing, we determined that the company has a material weakness in their Actuarial/ Reserve cycle.

During 2007, the Company determined that material liabilities associated with certain policy riders were not appropriately captured in prior year financial statements. The material adjustment that was subsequently booked indicated that the controls designed to capture elements of these riders were not appropriately designed and applied. The material nature of these adjustments indicates the existence of a material weakness in the Premiums cycle.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 31, 2008 on those financial statements.

In our opinion, Penn Treaty American Corporation did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penn Treaty American Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006 and our report dated March 31, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Philadelphia, PA

March 31, 2008

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table and paragraphs set forth information about the current directors of Penn Treaty American Corporation (“Penn Treaty” or “the Company”). The information has been furnished to Penn Treaty by the directors.

Director Name	Age	Position(s) with Penn Treaty	Director Since
Class I Directors (1):
William W. Hunt, Jr.	48	President, Chief Executive Officer and Director	2003
Domenic P. Stangherlin	81	Director	1971
Eugene J. Woznicki	65	Chairman of the Board of Directors	2005
Class II Directors (1):
Alexander M. Clark	74	Director	1999
Patrick E. Falconio	66	Director	2004
Matthew W. Kaplan	49	Director	2001
Class III Directors (1):
Francis R. Grebe	76	Director	1999
Peter M. Ross	68	Director	2003
Vacancy (2) (to be filled)	-	Director	-

(1) Penn Treaty’s By-Laws provide that the election of Directors shall occur at the Annual Meeting of Shareholders, and that each Director shall hold office until his or her successor is elected and qualified. Since Penn Treaty did not hold an Annual Meeting of Shareholders in 2006 or 2007, the Directors have continued to serve in such capacity and will continue to serve until their successors are elected and qualified at Penn Treaty’s next Annual Meeting of Shareholders.

(2) This vacancy was created by Gary E. Hindes' resignation as Chairman of the Board of Directors effective October 19, 2007. Mr. Hindes is a Managing Director at Deltec Asset Management where he oversees the firm's distressed securities operations.

_____________

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

Eugene J. Woznicki has served as non-executive Chairman of the Board of Directors of Penn Treaty since October 2007, having been chosen to succeed Gary E. Hindes, who resigned as Chairman effective October 19, 2007. He was appointed by the Board of Directors in October 2005 to fill the vacant director position created by the resignation of Irving Levit, PTAC’s Founding Chairman, in June 2005. In December 2005, he was appointed by the Board of Directors to fill the vacant director positions for AINIC and PTNA. Mr. Woznicki has over 30 years’ experience as a senior executive in a varied number of industries and disciplines. He currently serves as President of Southwestern Life Plans, Inc., an elder financial planning company. Prior to his current position, Mr. Woznicki served as President of National Health Administrators, a large privately held captive insurance agency specializing in long-term care insurance, a position he held from 1997 to 2004. Since 2003, Mr. Woznicki has also served as Director of Financial Industries Corporation, a publicly owned Texas domiciled company that markets and underwrites individual life insurance products.

Alexander M. Clark has served as Director of Penn Treaty since 1999 and of AINIC since its inception in 1997. Mr. Clark has served as Managing Director of the Insurance Investment Banking Group at Sanders Morris Harris, Inc., a publicly owned financial services company headquartered in Houston, Los Angeles and New York, since February 2006. From October 1993 to February 2006, Mr. Clark served as Managing Director of Advest, Inc., a financial services company. He previously served as Senior Vice President at Gramercy Partners and McKinley Allsopp, both of New York; as President of John Alden Life Insurance Company of New York; and as Associate Director of Research at Dean Witter & Co. Mr. Clark is a graduate of Dartmouth College and Harvard Business School, where he earned a M.B.A., and he pursued further studies at Brown University. Mr. Clark has earned the Chartered Financial Analyst designation. Mr. Clark has also served as a Director of Pennsylvania National Insurance Group since 1989; of Great American Life Insurance Company of New York, a subsidiary of Great American Financial Resources, Inc., since 2001; of Unity Financial Life Insurance Company, an affiliate of Unity Mutual Life Insurance Company, since 2002; and of American Equity Investment Life Holding Company (NYSE:AEL) since 2007.

Patrick E. Falconio has served as a Director of Penn Treaty since May 2004. He has also served as Director of PTNA since May 2004. He retired in 1999 as Executive Vice President and Chief Investment Officer of Aegon USA, Inc., a position he held since 1987. Since 2003, he has served as Director of Financial Industries Corporation, a publicly owned Texas domiciled company that markets and underwrites individual life insurance products. He also serves as Director for one non-public company and for several charitable organizations. Mr. Falconio holds a Chartered Financial Analyst designation and is a graduate of Duquesne University. He also holds an M.B.A. from the University of Georgia.

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

Other Executive Officers of Penn Treaty

Mark D. Cloutier (42) has served as Chief Financial Officer and Treasurer of Penn Treaty, AINIC, ANIC and PTNA since May 2004. He also served as Senior Vice President of Penn Treaty, AINIC, ANIC and PTNA from May 2004 to December 2006, and was promoted to Executive Vice President in December 2006. Mr. Cloutier previously served as Vice President and Chief Accounting Officer of Penn Treaty, AINIC, ANIC and PTNA from August 2002 to May 2004. He has been serving as a Director of NISHD and UIG since December 2005. From September 2001 to August 2002, Mr. Cloutier held the position of Assistant Vice President of Operational Accounting and Analysis with a major health insurer based in Philadelphia, PA. Previously, he served as a senior manager with a Big Four public accounting firm. With over 15 years of experience in the financial services sector, Mr. Cloutier has specialized in the complex accounting issues and financial management of insurance companies, banks and employee benefit plans. His expertise includes an intimate knowledge of the accounting treatment for long-term care insurance contracts, public reporting and internal financial controls. Mr. Cloutier is a Certified Public Accountant and earned his B.S. from Temple University. Mr. Cloutier is a member of both the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

Stephen R. La Pierre (49) has served as Executive Vice President, Insurance Operations of AINIC, ANIC and PTNA since September 2007. He previously served as Senior Vice President, Claims Management and Policyholder Services of AINIC, ANIC and PTNA from January 2005 to September 2007. Mr. LaPierre has over 20 years of healthcare and long-term care insurance risk management experience. From 2002 to January 2005, he served as the President of La Pierre & Associates, LLC, a consulting firm that provided comprehensive claim management and long-term care insurance operations risk audit services to insurance carriers and third party administrators. As an independent consultant, Mr. La Pierre provided consulting services to many top long-term care insurers in the nation, including Penn Treaty. From 1996 to 2002, he held various risk management positions with the long-term care insurance division of Fortis/John Hancock Financial Services, most recently as Vice President Underwriting and Claims from 1999 to 2002, and also held various roles in PPO network development and healthcare administration. Mr. La Pierre holds an M.B.A. from the University of Wisconsin-Milwaukee, and a Bachelor's degree from the University of Wisconsin-Parkside.

Cameron B. Waite (47) has served as Executive Vice President of Strategic Operations of Penn Treaty, AINIC, ANIC and PTNA since May 2004. He previously served as Executive Vice President of Penn Treaty, AINIC, ANIC and PTNA from May 2002 to May 2004, and as Chief Financial Officer of Penn Treaty from May 1996 to May 2004. Mr. Waite also serves as Director of AINIC and ANIC. He previously served as Director of NISHD and UIG until December 2005. From 1994 to 1996, Mr. Waite was Chief Financial Officer and Treasurer of Blue Fish Clothing, Inc. From 1983 to 1994, Mr. Waite held various positions with Independence Bancorp, Inc., which merged with CoreStates Financial Corporation, his last position being Vice President of Asset Liability Management. Mr. Waite holds a B.A. in Economics from Dickinson College and an M.B.A. from Lehigh University.

Former Directors and Executive Officers

Gary E. Hindes (57) served as non-executive Chairman of the Board of Directors of Penn Treaty from May 2003 to October 19, 2007 and served as Director of Penn Treaty since 2002. He also served as Director of UIG from May 2004 to October 19, 2007. Mr. Hindes has served as Managing Director of Deltec Asset Management, LLC, a professional investment management firm located in New York City, since 2000. From 1996 to 2000, Mr. Hindes was a principal of PMG Capital, Inc., a Philadelphia investment banking and brokerage concern. From 1986 to 1996, Mr. Hindes served as Chief Executive Officer of the Delaware Bay Company, Inc. Mr. Hindes has formerly served on the Board of Directors of Lancer Industries and Intranet Corporation. From 1982 to 2005, Mr. Hindes was Chairman of the Board of Trustees of Wilmington Head Start, Inc. and from 1993 to 2001 was a member of the President’s Advisory Committee on the Arts for the John F. Kennedy Center for the Performing Arts. Mr. Hindes is currently a member of the Investment Committee of the United States Holocaust Memorial Museum and is a former commissioner of the Wilmington Housing Authority.

James M. Heyer (44) served as a Senior Vice President of AINIC, ANIC and PTNA from May 2002 to July 2007. Mr. Heyer also served as the Chief Operating Officer of AINIC, ANIC and PTNA from January 1999 to May 2002. Mr. Heyer served as Director of AINIC from 1997 to July 2007 and of ANIC from 1996 to July 2007. He also served as Director of Penn Treaty from May 2001 to May 2002. From 1993 to 1998, Mr. Heyer served as the companies’ Vice President of Administration. As Senior Vice President, Mr. Heyer oversaw all aspects of underwriting, compliance, risk analysis and product development for AINIC, ANIC and PTNA. Prior to joining Penn Treaty in 1988, Mr. Heyer was employed by The Guardian Life Insurance Company of North America. Mr. Heyer received his B.S. in Business Administration and Marketing from Penn State University. Mr. Heyer has over 16 years experience in the insurance business.

Audit Committee

The Audit Committee is comprised of independent directors. From December 31, 2005 to October 19, 2007, the members of the Audit Committee were Mr. Clark, Mr. Hindes and Mr. Ross. As noted earlier, Mr. Hindes resigned as a member of the Board. That vacancy was filled on December 12, 2007, with the appointment of Mr. Woznicki to the Audit Committee. The Audit Committee met ten times in 2006. Based on the Board’s qualitative assessment of Mr. Clark’s level of knowledge and experience, the Board has determined that Mr. Clark, who currently serves as Managing Director of the Insurance Investment Banking Group at Sanders Morris Harris, Inc., is the Audit Committee financial expert. Mr. Hindes served as the Audit Committee financial expert until his resignation in October 2007. Mr. Clark is independent as that term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. For more information regarding Mr. Clark’s relevant experience, please see his biographical information.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require that Penn Treaty disclose delinquent filings of reports of stock ownership (and changes in stock ownership) by its directors, executive officers and persons who own more than 10% of a registered class of Penn Treaty’s equity securities. To the best of Penn Treaty’s knowledge, all Form 3, Form 4 and Form 5 reports were timely filed in 2006, except for (i) Mr. Hunt, Mr. Clark, Mr. Cloutier, Mr. Falconio, Mr. Grebe, Mr. Heyer, Mr. Hindes, Mr. Kaplan, Mr. LaPierre, Mr. Ross, Mr. Stangherlin, Mr. Waite and Mr. Woznicki's Form 4 reports for transactions on December 22, 2006, all of which were reported to the Securities and Exchange Commission on January 23, 2007; and (ii) Mr. Cloutier's Form 4 report for a transaction on December 28, 2006, which was reported to the Securities and Exchange Commission on January 8, 2007.

Code of Ethics

We have a Code of Business Conduct and Ethics in place for all of our employees and directors, as well as a Code of Ethics for the Chief Executive Officer and Senior Financial Executives.  We provide access through our website to current information relating to corporate governance.  Copies of our Audit Committee Charter, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter, Code of Ethics for the Chief Executive Officer and Senior Financial Executives, Corporate Governance Guidelines, Code of Business Conduct and Ethics for all employees and directors, and other matters impacting our corporate governance program are accessible on our website:

https://www.penntreaty.com.  Copies of these documents may also be obtained free of charge by contacting us at 3440 Lehigh Street, Allentown, PA 18103, Attention: Corporate Secretary. We intend to post on our website any amendments to, or waivers from, our Code of Ethics for the Chief Executive Officer and Senior Financial Executives, which are required to be disclosed by applicable law, rule or regulation.

Item 11.     Executive Compensation

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2006. The members of the Compensation Committee are:

Peter M. Ross (Chair)

Patrick E. Falconio

Eugene J. Woznicki*

*Francis R. Grebe was replaced by Eugene J. Woznicki as a Compensation Committee member as of January 1, 2007.

2006 Compensation Discussion and Analysis

Overview

The Company’s executive officer compensation, as stated in the Compensation Committee Charter, is designed to (i) reflect overall business strategies and objectives, (ii) attract, retain and motivate key executive officers, (iii) link compensation with business objectives and organizational performance, (iv) align executive officers’ interests with those of the Company’s shareholders, and (v) provide competitive compensation opportunities. With these objectives in mind, the Company has structured its executive officer compensation with three elements: (1) base salary, (2) annual incentive compensation in the form of a cash bonus, and (3) long-term incentive compensation in the form of stock option grants.

The following table identifies the objectives each element of the Company’s executive officer compensation plan is intended to achieve:

	Base Salary	Annual Incentive	Long-Term Incentive
Reflect overall business strategies and objectives		X	X
Attract, retain and motivate key executive officers	X	X	X
Link compensation with business objectives and organizational performance		X	X
Align executive officers’ interests with those of the Company’s shareholders		X	X
Provide competitive compensation opportunities	X	X	X

The Company does not utilize a formula or other formal method to determine compensation levels for its Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers (collectively, the "named executive officers"). Instead, the Board of Directors and Compensation Committee establish overall corporate operational and strategic performance guidelines (“Corporate Performance Guidelines”) throughout the year that may be changed to respond to strategic, regulatory and/or industry developments. These Corporate Performance Guidelines and the Company’s progress in achieving the Corporate Performance Guidelines are reviewed periodically by the Compensation Committee and the Chief Executive Officer and form a roadmap that aids in the evaluation and determination of appropriate levels of executive officer compensation. The Company considers the details of its Corporate Performance Guidelines to be confidential and competitively sensitive information, but they typically involve the following areas:

•	Risk Management
•	Providing high policyholder service standards
•	Achieving sales goals
•	Identifying and developing business diversification opportunities
•	Developing alternate distribution channels
•	Timely identification, filing, and implementation of policy rate increases
•	Managing external investment management relationships to optimize book yield
•	Managing expenses
•	Attaining quarterly financial projections
•	Appropriately managing the Company’s capital base
•	Developing long-term operational tactical plans
•	Managing subsidiaries

The named executive officers are evaluated largely on the overall achievement of the Corporate Performance Guidelines rather than the performance of any individual department, reflecting the executives’ broader, cross-functional job duties. To aid in this evaluation, the Company has historically utilized a tiered structure approach to classify executive officers and to establish compensation opportunity parameters. The tiered officer structure utilized by the Company is divided into five classes, Tiers I –V, with the Chief Executive Officer being the sole named executive officer in Tier I and all the non-CEO named executive officers comprising Tier II. The tiered structure provides guidance on the percentage of a named executive officer’s base salary that may be awarded, with more senior executives eligible to receive larger annual cash bonuses and stock option awards based on their more expansive responsibilities and job performance. The determination of the payout levels for the annual cash bonuses and grants of stock options is made by the Board of Directors on a “look-back” basis, taking into consideration all objective and subjective factors that affected the Company’s performance during the prior fiscal year and management’s responses to those factors.

The Corporate Performance Guidelines are established and refined throughout the year with the intent that it be reasonably likely that they can be achieved assuming strategic, regulatory and/or industry developments remain consistent.

The Company does not have a formal policy for allocating between cash and non-cash compensation, but historically has placed a greater emphasis on cash compensation in arriving at total executive officer compensation.

Base Salaries

Base salaries are the largest percentage of executive officer compensation. Part of the reason for this is the fluctuation in the stock price that can and has occurred due to the Company’s limited product and service set, the highly regulated nature of the industry, and the high visibility and scrutiny of long-term care products and services and late SEC filings.

The independent directors of the Board of Directors determine and approve the Chief Executive Officer’s compensation. Base salaries for named executive officers (other than the Chief Executive Officer) are determined by the Compensation Committee and the Chief Executive Officer and are based on the executive officer’s education, years of experience, professional accomplishments, responsibilities, and, if applicable, performance and leadership record with the Company.

Base salaries for named executive officers and all other employees are adjusted annually based on the cost of living index. Additionally, base salaries for the non-CEO executive officers may be increased at the discretion of the Compensation Committee, following a recommendation by the Chief Executive Officer, to reflect outstanding performance in the prior fiscal year or to reflect a promotion or increase in duties.

Annual Cash Bonuses and Stock Option Grants

Compensation of executive officers also includes annual cash bonuses and grants of stock options to recognize contributions made by executive officers to the Company’s overall performance and to align the executive officers’ interest with our shareholders. The Company does not predetermine minimum, target or maximum levels of annual cash bonuses and stock option awards. Instead, at the end of each fiscal year, the Board of Directors, Compensation Committee and the Chief Executive Officer collaboratively assess the overall performance of the Company against the Corporate Performance Guidelines, taking into consideration any extraordinary factors that impacted the Company’s performance. Significant consideration is given to prior year awards with a general goal of providing relatively similar year-over-year compensation in order to remain competitive for executive talent within the industry. Annual cash bonuses are typically distributed during the first half of each year in recognition of contributions during the previous fiscal year and stock options are typically granted at the end of the relevant fiscal year and in accordance with the stock option plans approved by the Company’s shareholders.

In determining cash bonuses and grants of stock options to the named executive officers for 2006, the Compensation Committee and the Board of Directors took into consideration the delays in the filing of the Company’s audited financial statements while the Company sought an interpretation by the Securities and Exchange Commission regarding a new accounting pronouncement and the effect of such filing delays on management’s attention to normal operating activities, the Company’s stock price and investor confidence and the Company’s marketing abilities. The Compensation Committee and the Board of Directors also considered the following positive factors in determining variable compensation for 2006: the Company completed its statutory filings, became stronger financially, increasing its risk-based capital ratios and book-value projections, continued solid management of its existing base of policies, received rate increase approvals on thirty-nine products across ten states, began refining management of its financial auditing process, and expanded its marketing programs, introducing a new marketing channel directed at financial advisors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Currently, the Compensation Committee is reassessing its process for evaluating and determining executive compensation.

CEO Compensation Determinations

On an annual basis, and in accordance with the Compensation Committee Charter, the Compensation Committee (i) reviews corporate and individual performance guidelines relevant to Chief Executive Officer compensation against the Company’s prior fiscal year performance, (ii) evaluates the Chief Executive Officer’s performance in light of those guidelines and (iii) based on this evaluation and the Chief Executive Officer’s current total compensation level, makes recommendations to the other independent members of the Board of Directors with respect to the Chief Executive Officer’s annual base salary level, annual incentive award level, and long-term incentive award level. The independent directors of the Board of Directors determine and approve the Chief Executive Officer’s compensation.

Non-CEO Executive Officer Compensation Determinations

Each year, the Chief Executive Officer establishes individual performance guidelines and conducts performance reviews with the named executive officers that cover the results of each executive officer’s performance during the prior fiscal year compared to the established guidelines. The Chief Executive Officer consults with the Assistant Vice President of Human Resources regarding benchmark compensation information for executive officers and also utilizes market industry data. The Chief Executive Officer submits his recommendations with respect to executive officer compensation to the Compensation Committee. The Compensation Committee reviews the Chief Executive Officer’s report and current executive officer compensation levels, and makes recommendations to the Board of Directors with respect to the annual base salary level, annual incentive opportunity level and long-term incentive opportunity level for all of the executive officers as a whole. The independent members of the Board of Directors then determine and approve an appropriate pool of cash and stock options that represents the total available annual cash bonus and stock option awards for all of the executive officers as a group. The Chief Executive Officer then determines how the pool will be allocated to the executive officers based on both an objective and subjective determination of the individual executive officers’ performance and contribution to the Company.

Role of Compensation Consultants in Compensation Decisions

The Board of Directors, at the Company’s expense, may consult with and retain independent advisors (e.g., consulting, financial, accounting and legal) as it may deem appropriate and without prior consultation with or approval of, any officer of the Company. Likewise, each Board Committee, at the Company’s expense, may consult with and retain independent advisors (e.g., consulting, financial, accounting and legal) as it may deem appropriate and without prior consultation with or approval of the Board of Directors and/or the Chief Executive Officer. Adequate funds for retention by the Board of Directors and Board Committees of independent advisors shall be provided by the Company.

During 2005, the Company engaged Towers Perrin, a global consulting firm specializing in compensation, benefits and other human resources issues, as its independent compensation consultant to assess the appropriateness of its executive and

Board of Directors’ base compensation levels based on actual compensation for similar positions at public companies of relevant size in generally similar lines of insurance.

Towers Perrin gathered data from published surveys and conducted an analysis of publicly-available SEC filings to form a competitive benchmark analysis that assisted the Board of Directors and Compensation Committee in evaluating the base salaries for 2006 for the executive officers.

The companies used in the benchmark analysis were selected using the following criteria: (1) industry-focus; (2) net written premiums; and (3) asset size. The companies considered in the benchmark analysis include:

Ceres Group Inc.	Independence Holding Co.
Kansas City Life Insurance	KMG America Corporation
National Western Life Insurance	Standard Management Corporation
UICI	Universal American Financial

2002 Employee Incentive Stock Option Plan

Stock option grants to the named executive officers were made pursuant to the 2002 Employee Incentive Stock Option Plan. The plan authorizes the Company to grant “incentive stock options” under Section 422 of the Internal Revenue Code and non-qualified stock options covering up to an aggregate of 500,000 shares of common stock. The purpose of the plan is to enable the Company to offer officers, directors and employees of the Company and its subsidiaries options to acquire equity interests in the Company, thereby attracting, retaining and rewarding such persons, and strengthening the mutuality of interests between such persons and our shareholders. The maximum allowable term of each option granted under the plan is ten years (five years in the case of holders of more than 10% of the combined voting power of all classes of outstanding stock), and the options become fully exercisable one year from the option grant date.

The number of options available under the 2002 Employee Incentive Stock Option Plan was less than the number of options that the Board of Directors intended to award for 2006. As a result, additional options may be awarded to the named executive officers to recognize 2006 performance when and if they become available following shareholder approval.

Stock Option Practices

All stock options that are provided have a grant date set at the Board of Director’s meeting approving such options, with the exercise price of the options being the closing price of the Company's stock on the date of the grant.

Stock options may be granted from time to time to new executive officers. It is Company practice that the date for all options granted to new executive officers is the date that the executive officer commences employment with the Company and that the exercise price of all such options is the closing price of the Company’s stock on the grant date.

The Company’s practice is to only grant stock options to officers and directors, and not to grant any stock options until the Company publicly discloses any material information and has allowed the public sufficient time to react to the information. The Company does not time the release of (or withhold) material non-public information for the purpose of affecting the value of executive officer or director compensation.

In order to ensure the daily effective administration of the Company’s stock option plan, the Compensation Committee has delegated the management of the stock ledger books, preparation and execution of stock option agreements and oversight of stock option exercises to the Company’s Executive Vice President of Strategic Operations and its Corporate Counsel and Secretary.

The Company does not require the named executive officers to own a specific amount of Company stock, but strongly recommends that they maintain an equity interest.

401(k) Plan

The Company has a 401(k) retirement plan, covering substantially all employees with at least six months of service. Under the plan, participating employees may contribute up to 25% of their annual salary on a pre-tax basis, subject to applicable law, and the Company matches employee contributions up to the first 3% of the employee's salary. The Company and employee portions of the plan vest immediately. The Company’s total expense in 2006 under the 401(k) plan for our named executive officers was $39,174.

The Company may elect to make a discretionary contribution to the plan, which would be contributed proportionately to each eligible employee. The Company did not make a discretionary contribution in 2006.

Deferred Compensation Plans

The Company does not maintain any retirement or pension plans, and does not have any non-qualified deferred compensation plans.

Other Benefits

All employees of the Company, including executive officers, are eligible to participate in all of the Company-sponsored benefit programs, including the Company’s health and welfare benefits (e.g., medical, dental, disability, life insurance, etc.) beginning on the first day of the month following their employment. The Company does not have any supplemental executive officer-only health and welfare programs.

Perquisites

The Company does not view perquisites as a significant element in its compensation structure. During 2006, the Company provided car allowances to Mr. Hunt and Mr. Waite that totaled $13,275 and $7,800, respectively.

Tax Deductibility Considerations

The Company considers the tax deductibility of compensation elements when structuring its compensation arrangements. The Chief Financial Officer updates the Compensation Committee with respect to new tax accounting policies and procedures. The Compensation Committee attempts to structure its compensation arrangements to maximize tax benefits to the Company to the fullest extent practical.

Employment Agreement

The Company and Mr. Hunt entered into an Employment Agreement (“Agreement”) on December 19, 2007 under which it was agreed that Mr. Hunt would continue to serve as President and Chief Executive Officer, replacing and superseding a prior employment agreement dated June 1, 2001. The general terms of the Agreement are consistent with the terms of the prior employment agreement dated June 1, 2001. Under the Agreement, Mr. Hunt is entitled to a base salary in the amount of $353,000 per year, use of a company vehicle agreed upon between Mr. Hunt and the Company and standard health and other benefits. Mr. Hunt is also eligible for an annual performance bonus and an annual stock option grant. The Board of Directors of the Company has discretion to adjust Mr. Hunt's base salary at the end of each year and to determine the amount of the annual performance bonus and annual stock option grant. The Agreement also provides for indemnification of Mr. Hunt in accordance with Article XII of the Company's By-Laws for acts and omissions during his employment and the advance of expenses in connection with indemnified claims. Mr. Hunt's employment under the Agreement is for an unspecified term and on an "at-will" basis and may be terminated at any time. Under the Agreement, if Mr. Hunt's employment is terminated due to his death or his disability, he or his estate will be entitled to receive his salary, bonus, fringe benefits, expenses and vacation accrued through the date of termination. If Mr. Hunt's employment is terminated (i) by the Company without cause or (ii) by him for good reason, he will be entitled to severance compensation in an amount equal to twelve months' base salary at the then current rate in one lump sum cash payment payable within thirty days after his termination and all stock options previously granted to him will continue to vest for twelve months following his termination. In addition, if Mr. Hunt's employment is terminated by the Company without cause, the Company will pay for the reasonable and customary charges for the services of an outplacement career organization for Mr. Hunt's benefit for a period of six months following the date of his termination. Mr. Hunt is not entitled to any severance if his employment is terminated at any time by the Company with cause or by Mr. Hunt without good reason.

Change of Control Agreements

The Company has entered into Change of Control Agreements with all of the named executive officers. Under these agreements, if the Company merges into another entity or ownership of the voting control of the Company otherwise changes and, as a result of such change in control, any of the named executive officers are terminated or their positions or work locations are materially changed at any time during a one or three year period (depending on the named executive officer’s agreement) after the change in control, they will be entitled to receive a lump sum payment equal to the aggregate base salary they would have received through the end of the one or three year period, a bonus equal to or greater than the highest bonus received by the executive officer during the past three fiscal years, and they shall be entitled to continue to receive certain other insurance and retirement benefits for the remainder of the one or three year period.

Payments to Former Executive Officer

On July 25, 2007 the Company and James Heyer entered into a General Release, Separation and Transition Agreement (the “Agreement”) under which Mr. Heyer ceased his employment with the Company as of July 12, 2007 and agreed to be available to consult with the Company concerning issues related to the transition of his duties and areas of responsibility.  In consideration for Mr. Heyer’s execution of the Agreement, the Company agreed to provide Mr. Heyer with a severance benefit equal to 39 weeks of pay at Mr. Heyer’s then current base salary rate ($200,899 annually), minus applicable taxes and withholdings, and other de minimus compensatory amounts.  Mr. Heyer received an initial lump sum severance payment equal to three months (13 weeks) of pay on August 10, 2007. The remaining amount of severance payments (26 weeks) will be paid to Mr. Heyer over a nine-month period in accordance with the Company’s regular payroll cycles. The Company will also continue to pay for health insurance benefits for Mr. Heyer (and, if applicable, his family) at the same rate by which the Company pays for all of its active employees through January 31, 2008 or upon the commencement of Mr. Heyer’s employment with another company that provides health benefits, whichever comes first.

Compensation Recoupment Policy

The Company has adopted a Code of Business Conduct and Ethics that covers a wide range of business practices and procedures, including the recoupment of compensation under certain circumstances. The Nominating and Corporate Governance Committee of the Board of Directors (the “Governance Committee”) administers the Code of Business Conduct and Ethics. The Governance Committee is authorized to determine the disciplinary measures to be taken against any employee or agent of the Company who has committed fraud or any illegal act against the Company. The disciplinary measures, which may be invoked at the discretion of the Governance Committee, include, but are not limited to, counseling, oral or written reprimand, warning, probation or suspension without pay, demotion, reduction in salary, termination of employment and restitution, including the recoupment of compensation. Persons subject to disciplinary measures shall include, in addition to the violator, others involved in the wrongdoing such as (i) persons who fail to use reasonable care to detect a violation, (ii) persons who, if requested to divulge information, withhold material information regarding a violation, and (iii) supervisors who approve or condone a violation, or attempt to retaliate against employees or agents for reporting a violation or violator.

2006 SUMMARY COMPENSATION TABLE

Set forth below is information regarding compensation paid to or earned by the Company’s Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers (collectively, the “named executive officers”) during the year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)(5)	Option Awards ($)(1)	All other Compensation ($)(2)	Total ($)
William Hunt President and Chief Executive Officer	2006	$303,718	$98,650	$149,677	$19,875	$571,920
Mark Cloutier EVP, Chief Financial Officer	2006	$203,200	$64,008	$10,865	$6,600	$284,673
Cameron Waite EVP, Strategic Operations	2006	$255,675	$75,403	16,096	$14,400	$361,574
Stephen La Pierre EVP, Insurance Operations(3)	2006	$208,000	$57,200	10,865	$6,600	$282,665
James Heyer Former SVP, Risk Management(4)	2006	$194,105	$52,439	10,865	$6,600	$264,009

(1)            The number of options available under the 2002 Employee Incentive Stock Option Plan was less than the number of options that the Board of Directors intended to award. As a result, additional options may be awarded to the named executive officers to recognized 2006 performance when and if they become available following shareholder approval.

The estimated fair value of stock options granted for the years ended December 31, 2006 and 2005 was estimated using the Black-Scholes-Merton model with the following weighted-average assumptions:

	2006	2005
Expected term in years	5.5	5.5
Risk free interest rates	4.59%	3.65% - 4.50%
Volatility	44.5%	66.2%
Dividend yield	0.0%	0.0%

The expected term of options granted is estimated using the simplified method in SAB 107 and represents the period of time options are expected to be outstanding. Risk free interest rates are based on rates for U.S. Treasury securities at the time of the grants. Expected volatility is based on the historical volatility of the Company’s stock. As has been the case in the past, no dividends are expected to be paid on the Company’s stock

(2)            All other compensation for the named executive officers includes the following: William Hunt - $13,275 car allowance and $6,600 401(k) matching contribution; Mark Cloutier - $6,600 401(k) matching contribution; Cameron Waite - $7,800 car allowance and $6,600 401(k) matching contribution; Stephen La Pierre - $6,600 401(k) matching contribution; and James Heyer - $6,600 401(k) matching contribution.

(3)           Mr. La Pierre’s title was changed from SVP, Claims to EVP, Insurance Operations in August 2007 due to an operational restructuring.

(4)	Mr. Heyer’s employment with the Company terminated in July 2007.

(5)	The cash bonus was paid on May 4, 2007 to recognize 2006 performance.

2006 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding all equity incentive plan awards that were made to the named executive officers during 2006 [and other plan-based awards]. The Company does not provide awards under non-equity incentive plans.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards(1)			Exercise or Base Price of Option Award ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold (#)	Target (#)	Maximum (#)
William Hunt	12/22/06	n/a	39,104	n/a	$6.67	$3.15
Mark Cloutier	12/22/06	n/a	4,223	n/a	$6.67	$3.15
Cameron Waite	12/22/06	n/a	6,257	n/a	$6.67	$3.15
Stephen La Pierre	12/22/06	n/a	4,223	n/a	$6.67	$3.15
James Heyer	12/22/06	n/a	4,223	n/a	$6.67	$3.15

(1)            The number of options available under the 2002 Employee Incentive Stock Option Plan was less than the number of options that the Board of Directors intended to award for 2006. As a result, additional options may be awarded to the named executive officers to recognized 2006 performance when and if they become available following shareholder approval.

For a description of the material terms of Mr. Hunt’s employment agreement, see “Compensation Discussion and Analysis - Employment Agreement.” For a description of the terms of the awards reported in the 2006 Grant of Plan-Based Awards Table, see “Compensation Discussion and Analysis - 2002 Employee Incentive Stock Option Plan” and “Compensation Discussion and Analysis - Stock Option Practices.”

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information on outstanding stock options held by the named executive officers at December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William Hunt	7,500 18,750 18,750 25,000 50,000	39,104	n/a	$13.60 $6.32 $6.80 $8.60 $8.52 $6.67	August 1, 2011 March 12, 2013 March 12, 2014 April 18, 2015 June 2, 2015 December 22, 2016
Mark Cloutier	1,000 1,000 3,000 6,750	4,223	n/a	$17.60 $6.32 $6.80 $8.60 $6.67	August 24, 2012 March 12, 2013 March 12, 2014 April 18, 2015 December 22, 2016
Cameron Waite	1,500 500 15,000 15,000 10,000	6,257	n/a	$29.36 $49.19 $6.32 $6.80 $8.60 $6.67	August 1, 2011 August 1, 2011 March 12, 2013 March 12, 2014 April 18, 2015 December 22, 2016
Stephen La Pierre		4,223	n/a	$6.67	December 22, 2016
James Heyer	1,875 3,000 3,000 1,500 5,625 5,625 6,750	4,223	n/a	$18.87 $29.36 $31.26 $49.18 $6.32 $6.80 $8.60 $6.67	August 1, 2011 August 1, 2011 August 1, 2011 August 1, 2011 March 12, 2013 March 12, 2014 April 18, 2015 December 22, 2016

(1)           All unexercisable options will vest on December 22, 2007 except for Mr. Heyer’s options which were forfeited at his termination in July 2007.

2006 POTENTIAL TERMINATION/CHANGE IN CONTROL PAYMENTS

The following table sets forth certain information regarding payments and benefits that would be provided to the named executive officers at, following or in connection with the identified termination events, assuming, in each case, that the event occurred on December 31, 2006.

Executive	Benefit	Termination Event
		Resignation	Severance	Retirement	Change in Control

William Hunt	Base Salary		$303,718		$911,154
	Bonus				$416,379
	Health and Welfare Benefits
	Outplacement Services		$3,000
	Equity Based Awards(1)		$82,261
	Total		$388,979		$1,327,533

Mark Cloutier	Base Salary				$203,200
	Bonus				$63,000
	Health and Welfare Benefits
	Equity Based Awards(1)
	Total				$266,200

Cameron Waite	Base Salary				$767,025
	Bonus				$196,560
	Health and Welfare Benefits
	Insurance and Retirement Benefits
	Equity Based Awards(1)
	Total				$963,585

Stephen La Pierre (2)	Base Salary
	Bonus
	Health and Welfare Benefits
	Equity Based Awards(1)
	Insurance and Retirement Benefits
	Total

James Heyer	Base Salary				$582,315
	Bonus				$177,552
	Health and Welfare Benefits
	Equity Based Awards(1)
	Insurance and Retirement Benefits
	Total				$759,867

(1)	Based on a price per share equal to the closing market price on December 31, 2006.

(2)           On November 26, 2007, the Company and Stephen La Pierre entered into a Change of Control Employment Agreement. The parties entered into the Agreement to assure that Mr. La Pierre will continue to provide dedicated service to the Company in the event of the possibility, threat or occurrence of a change of control of the Company. Under the Agreement, in the event of a change of control, the Company will continue to employ Mr. La Pierre for the period beginning upon such change of control event and ending one year later, with automatic one-year renewals unless prior notice of termination is given.

NON-EMPLOYEE DIRECTOR COMPENSATION

The form, amount and other aspects of director compensation are determined by the Board of Directors upon the recommendation of the Compensation Committee in accordance with the policies and principles set forth in its charter and any New York Stock Exchange or other applicable rules (and, if appropriate, after receipt of input from outside advisors). The Compensation Committee conducts an annual review of director compensation. In determining director compensation, consideration is given to the following, among other things:

•	compensation should fairly pay directors for work required for a publicly traded company of the Company’s size and scope;
•	compensation should align directors’ interests with the long-term interests of shareholders; and
•	the structure of compensation should be simple and transparent.

The Compensation Committee considers that a director’s independence may be jeopardized if director compensation and perquisites exceed customary levels, if the Company makes substantial charitable contributions to organizations with which a director is affiliated, or if the Company enters into consulting contracts with (or provides other indirect forms of compensation to) a director or an organization with which the director is affiliated. Directors who are employees of the Company or any of its subsidiaries or affiliates may not receive any compensation for their services as directors.

The Board of Directors conducts an annual self-evaluation of its and each Board Committee’s performance with a particular focus on overall effectiveness. The Company’s outside counsel, Ballard Spahr Andrews and Ingersoll, LLP receives comments from all directors and works with the Governance Committee to prepare an annual report to the Board of Directors including an assessment of the Board of Director’s and each Committee’s performance. A discussion of this assessment is conducted with the full Board of Directors following the end of each fiscal year. The assessment focuses on the contribution to the Company by the Board of Directors and each Board Committee.

During 2006, the areas of focus for each Committee of the Board of Directors were as follows:

Audit Committee

•	To assist Board oversight of:
o	the integrity of the Company’s financial statements;
o	the Company’s compliance with legal and regulatory requirements;
o	the independent auditor’s qualifications and independence;
o	the performance of the Company’s internal audit function and independent auditors; and

•	To prepare an audit committee report as required by the SEC to be included in the Company’s annual proxy statement.

Compensation Committee

•

To review and approve corporate guidelines and objectives relevant to Chief Executive Officer compensation, evaluate the Chief Executive Officer’s performance in light of those guidelines and objectives, and, make recommendations to the other independent directors with respect to CEO compensation;

•	To make recommendations to the Board with respect to non-chief executive officer compensation, incentive compensation plans and equity-based plans; and

•	To produce a compensation committee report as required by the SEC to be included in the Company’s annual proxy statement or annual report on Form10-K filed with the SEC.

Governance Committee

•

To identify individuals qualified to become Board members, consistent with the standards for director nominees approved by the Board, and to select, or to recommend that the Board select, the director nominees for the next annual meeting of shareholders;

•	To develop and recommend to the Board a set of corporate governance principles applicable to the Company; and
•	To oversee the evaluation of the Board and management.

Investment Committee

•	To review and evaluate investment portfolios; and
•	To assist in the selection and oversight of the Company’s investment management firm.

Marketing Committee

•	To help ensure that marketing strategies and programs are consistent with and sufficient to support overall Company strategy and performance goals;
•	To serve in an advisory capacity to management on marketing matters;
•	To work with management in the coordination of the Company’s overall sales and marketing strategies; and
•

To report and make recommendations to the Board of Directors, as deemed appropriate, on Company sales and marketing issues, such as product development opportunities and initiatives, and marketing initiatives.

The Compensation Committee engaged Towers Perrin, a global consulting firm specializing in compensation, benefits and other human resources issues as its independent compensation consultant in 2005. Towers Perrin was asked to assess the following areas of Board of Directors and Committee compensation:

•	Annual Cash Retainers
•	Board Meeting Fees
•	Committee Cash Retainer
•	Committee Meeting Fees
•	Additional Chairperson Retainer
•	Additional Chairperson Meeting Fees
•	Annual Long-Term Incentive Grants

Towers Perrin gathered data from published surveys and conducted a proxy analysis of publicly-available SEC filings to form a competitive benchmark analysis that was provided to the Compensation Committee and the Board of Directors.

The benchmarking analysis showed that overall, Penn Treaty’s total compensation levels for outside directors were somewhat below the competitive median range.

The companies used in the benchmark analysis were selected using the following criteria: (1) industry-focus, (2) net written premiums and (3) asset size. The companies considered in the benchmark analysis include:

Ceres Group Inc.	Independence Holding Co.
Kansas City Life Insurance	KMG America Corporation
National Western Life Insurance	Standard Management Corporation
UICI	Universal American Financial

In 2006, each director who was not a Company employee received as compensation for services as a director an annual retainer of $20,000 (with the Chairman receiving $25,000), meeting fees of $1,500 for each Board Meeting attended ($750 for attendance by phone) and $500 for each Committee meeting attended (including attendance by phone) (except for the Compensation Committee, whose members receive $1,000 for each meeting) and an annual grant of stock options to purchase shares of Penn Treaty common stock. Committee Chairs receive compensation as follows (including attendance by telephone): Audit Committee Chairman - $1,000 per meeting; Compensation Committee Chairman - $1,600 per meeting; Corporate Governance/Nominating Committee Chairman - $1,000 per meeting; Investment Committee Chairman - $1,000 per meeting; Marketing Committee Chairman - $1,000 per meeting. Directors who are Company employees receive no separate compensation for service on the Board of Directors or Committees of the Board of Directors.

For 2007, the Board of Directors will receive an additional $1,500 per day for each non-meeting day, other than the first three such days, worked on behalf of the Company.

The following table sets forth information regarding the compensation received by each of the Company’s non-employee directors during the year ended December 31, 2006:

Name	Fees Earned or paid in cash ($)	Option Awards ($) (1)	Total ($)
Gary E. Hindes	$44,000	$11,005	$55,005
Alexander M. Clark	$51,250	$11,005	$62,255
Patrick E. Falconio	$50,000	$11,005	$61,005
Francis R. Grebe	$50,750	$11,005	$61,755
Matthew W. Kaplan	$35,500	$11,005	$46,505
Peter M. Ross	$60,000	$11,005	$71,005
Domenic P. Stangherlin	$36,250	$11,005	$47,255
Eugene J. Woznicki	$42,250	$13,470	$55,720

(1)            The number of options available under the 2002 Employee Incentive Stock Option Plan was less than the number of options that the Board of Directors intended to award. As a result, additional options may be awarded to the named executive officers to recognized 2006 performance when and if they become available following shareholder approval.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Board of Directors during 2006 were Mr. Falconio, Mr. Grebe and Mr. Ross. None of the directors were an executive officer of an entity of which an executive officer of the Company was a director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

401(k) Plan

On August 1, 1996, Penn Treaty adopted a 401(k) retirement plan, covering substantially all employees with one year of service. The length of service requirement was changed to six months effective January 1, 2002. Under the plan, participating employees may contribute up to 25% of their annual salary on a pre-tax basis, subject to applicable law, and Penn Treaty equally matches employee contributions up to the first 3% of the employee's salary. The Penn Treaty and employee contributions to the plan vest immediately. Penn Treaty’s expense in 2006 and 2007 under the plan was $354,937 and $364,102, respectively. Penn Treaty may elect to make a discretionary contribution to the plan, which will be contributed proportionately to each eligible employee. Penn Treaty did not make a discretionary contribution in 2006.

Incentive Stock Option Plans

The shareholders of Penn Treaty adopted an Incentive Stock Option Plan (the “Plan”) in March 1987. The Plan, as amended by shareholder action on May 25, 1990, May 28, 1993, and May 23, 1997, provided for the granting of options to purchase up to 300,000* shares of our common stock. The Plan was replaced by the 1998 Employee Non-Qualified Incentive Stock Option Plan (the “1998 Plan”). In 2001, all options under the Plan were forfeited (with the exception of options to purchase 1,125* shares at exercise prices ranging from $82.00 to $129.00) and replaced under the 1998 Plan. No new options may be granted under the Plan.

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

As of February 1, 2008, 447,656 stock options with exercise prices ranging from $6.08 to $17.60 had been issued and were outstanding under the 2002 Plan and 12,439 stock options had been exercised at prices ranging from $6.32 to $7.20. As of February 1, 2008, 126,296 options with exercise prices ranging from $13.60 to $54.11 were outstanding under the 1998 Plan.

* Figures have been adjusted to reflect effect of the 1-for-4 reverse stock split on July 11, 2005.

Agent Stock Option Plan

In May 1995, the Board of Directors of Penn Treaty adopted a stock option plan for its agents (the "Agent Plan"). The Agent Plan provides for the grant of options to purchase up to 75,000* shares of common stock and is designed to reward Penn Treaty's agents by providing for the grant of options to purchase common stock to agents who attain certain sales objectives determined by the Board of Directors. The exercise price of all options granted under the Agent Plan may not be less than the fair market value of the shares on the date of grant. The maximum allowable term of each option is ten years, and the options become exercisable in four equal annual installments commencing one year from the option grant date. Under the Agent Plan, there are no shares outstanding. No options were granted under the Agent Plan during 2004, 2005, 2006 or 2007.

* Figure has been adjusted to reflect effect of the 1-for-4 reverse stock split on July 11, 2005.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
Stock Options (1)	573,952	$ 11.85	39,906
Equity compensation Plans not approved by security holders(2):	-	-	72,100
Total	573,952	$ 11.85	112,006
_______________

(1) Includes options (as adjusted to reflect effect of the 1-for-4 reverse stock split on July 11, 2005) to purchase shares of Penn Treaty common stock under the following shareholder-approved plans: the 1987 Employee Plan, the 1998 Employee Non-Qualified Incentive Stock Option Plan and the 2002 Employee Incentive Stock Option Plan and Agent Stock Option Plan as of February 1, 2008.

(2) Includes options (as adjusted to reflect effect of the 1-for-4 reverse stock split on July 11, 2005) to purchase shares of Penn Treaty common stock under the Agent Stock Option Plan, which is described more fully above.

PRINCIPAL SHAREHOLDERS

The following table sets forth, as of March 14, 2008, information with respect to the beneficial ownership of our Common Stock by (i) each person known to Penn Treaty to own more than 5% of the outstanding shares of our Common Stock, (ii) each Director, the Chief Executive Officer, the Chief Financial Officer and the three most highly compensated Executive Officers, (iii) an individual for whom disclosure would have been required but for the fact that he was not serving as an executive officer at the end of the last completed fiscal year, and (iv) all Directors and Executive Officers as a group. Except as set forth in the table, we do not know of any person who beneficially owns 5% or more of the outstanding shares of our Common Stock.

Name and Address(1)	Shares Beneficially Owned(2)	Percentage Ownership(3)
(i) Certain Beneficial Owners(4):
Elkhorn Partners, LP (5)	2,317,200	9.95%
222 Skyline Drive
Elkhorn, Nebraska 68022
Whitebox Advisors LLC (6).	2,079,577	8.93%
3033 Excelsior Boulevard, Suite 300
Minneapolis, Minnesota 55416
Dimensional Fund Advisors LP (7)......................................................	1,620,369	6.96%
1299 Ocean Avenue
Santa Monica, California 90401
Atlas Capital Management, L.P. (8). ...	1,215,444	5.22%
100 Crescent Court, Suite 880
Dallas, Texas 75201
Goldman Capital management Inc. (9).	1,213,500	5.21%
320 Park Avenue
New York, New York 10022
(ii) Directors and Executive Officers:
William W. Hunt, Jr. (10)	176,604	*
Alexander M. Clark (11)	29,127	*
Mark D. Cloutier (12)...................	17,288	*
Patrick E. Falconio (13)................	26,878	*
Francis R. Grebe (14)	20,428	*
James M. Heyer (15)	727	*
Matthew W. Kaplan (16)	18,408	*
Stephen R. La Pierre (17) .................	4,804	*
Peter M. Ross (18)	21,344	*
Domenic P. Stangherlin (19)...............	41,993	*
Jose A. Vinas (20)	-	-
Cameron B. Waite (21)	60,557	*
Eugene J. Woznicki (22)	9,018	*
(iii) All Directors and Executive Officers as a group:
All Directors and Executive Officers as a group (13 persons) (23)	427,176	1.81%

* Less than 1%

_____________________

(1)	Unless otherwise noted, the address of each person named above is in care of Penn Treaty American Corporation, 3440 Lehigh Street, Allentown, Pennsylvania 18103.

(2)

Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission.  Shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of January 31, 2008 are deemed outstanding for computing the percentage beneficially owned by such holder but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as otherwise indicated, Penn Treaty believes that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable, and that there are no other affiliations among the shareholders listed in the table.

(3)	Based on 23,290,712 shares issued and outstanding on March 14, 2008.

(4)

Other investors who purchased significant portions of the 6¼% convertible subordinated notes due 2008 (“Notes”) may beneficially own 5% or more of the outstanding shares of Common Stock. The Notes were automatically converted into Common Stock on November 4, 2005 pursuant to the Indentures under which such Notes were issued.

(5)

Share holding as of March 13, 2008.  The general partner of Elkhorn is Parsow Management LLC ("Parsow Management") and the sole manager of Parsow Management is Alan S. Parsow.  As a result of these relationships, Parsow Management and Mr. Parsow may be deemed to have or share voting and/or investment power with respect to the shares held by or for the account or benefit of Elkhorn.  All information is based on the Schedule 13D/A executed by Elkhorn Partners LP ("Elkhorn")and filed with the Securities and Exchange Commission on March 14, 2008.

(6)	Share holding as of March 16, 2005. All information is based on the Schedule 13G/A executed by Whitebox Advisors LLC and filed with the Securities and Exchange Commission on March 17, 2005.

(7)

Share holding as of December 31, 2007.  All information is based on the Schedule 13G/A executed by Dimensional Fund Advisors LP and filed with the Securities and Exchange Commission on February 6, 2008.

(8)

Share holding as of December 31, 2007.  RHA, Inc. ("RHA") is the general partner of Atlas Capital Management, L.P. and Robert H. Alpert is the President and sole director of RHA.  As a result of these relationships, RHA and Mr. Alpert may be deemed to have or share voting and/or investment power with respect to the shares held by or for the account or benefit of Atlas Capital Management.  All information is based on the Schedule 13G/A executed by Atlas Capital Management, L.P. ("Atlas Capital Management') and filed with the Securities and Exchange Commission on February 8, 2008.

(9)

Share holding as of August 29, 2007.  All information is based on the Schedule 13G executed by Goldman Capital Management Inc. and filed with the Securities and Exchange Commission on September 12, 2007.

(10)	Includes exercisable options to purchase 159,104 shares of Common Stock.

(11)	Includes exercisable options to purchase 18,128 shares of Common Stock.

(12)	Includes exercisable options to purchase 15,973 shares of Common Stock.

(13)	Includes exercisable options to purchase 13,128 shares of Common Stock.

(14)	Includes exercisable options to purchase 18,128 shares of Common Stock.

(15)	Includes 679 shares held indirectly via 401(k) Plan.

(16)	Includes exercisable options to purchase 18,128 shares of Common Stock

(17)	Includes exercisable options to purchase 4,223 shares of Common Stock

(18)	Includes shares held in trust, for which Mr. Ross is settlor and trustee, and exercisable options to purchase 16,044 shares of Common Stock.

(19)	Includes exercisable options to purchase 18,128 shares of Common Stock.

(20)	Mr. Vinas's employment with the Company began on November 5, 2007. He serves as Vice President of Finance and Controller.

(21)	Includes exercisable options to purchase 48,257 shares of Common Stock.

(22)	Includes exercisable options to purchase 6,045 shares of Common Stock.

(23)	Includes exercisable options held by members of the group to purchase 335,286 shares of Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

All of our directors, officers and employees are responsible for reporting any transactions in which they or a family member may be involved that would result in an actual or potential conflict of interest. The Company has a written Conflict of Interest Policy and, beginning in 2007, requires all employees and officers to complete annual conflict of interest training. If any employee, officer or director has a question concerning the applicability of our policy to a business transaction in which they or a family member are involved, they must report such transaction to the Company’s Legal Department for evaluation of the transaction with the assistance of the Audit Committee. The Company has not made any exceptions to this policy.

Insurance Management Corporation (“IMC”) is an insurance agency which is owned by Irving Levit, former Founding Chairman of Penn Treaty and former Director of AINIC, ANIC, PTNA and the Agency. IMC produced approximately $ 14,000 of renewal premiums for PTNA for the year ended December 31, 2006, for which it received commissions of approximately $3,000. While IMC has only been minimally involved in the sale of insurance products since 1979 and IMC's operations since that time have not been significant, IMC continues to receive overriding commissions from Penn Treaty of 5% on business written for PTNA by any IMC general agents who were appointed prior to 1979 and any of their sub-agents hired prior and subsequent to January 1979, and one agent appointed in 1981. For the year ended December 31, 2006, these override commissions totaled approximately $385,000.

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

Mr. Woznicki currently serves as the President, Chief Executive Officer and a Producer for North American Life Plans, LLC, an insurance agency. North American Life Plans, LLC received commissions of approximately $88.00 for the year ended December 31, 2006.

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

Director Independence

At least a majority of the members of the Board of Directors must be independent. A director is considered “independent” only when the Board of Directors has affirmatively determined that the director has no material relationship with the Company or any entity owned or controlled by the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company or any entity owned or controlled by the Company), following a review of all relevant information and factors the Board of Directors deems appropriate, and a recommendation by the Governance Committee.

The Governance Committee is responsible for reviewing the independence of the members of the Board of Directors and Board Committees on a periodic basis (but at least annually), as well as any relationships directors may have with the Company and/or its subsidiaries or affiliates or otherwise that may reasonably create the appearance of non-independence. Without limiting the information and factors that the Board of Directors may review and consider, a director shall meet the criteria for independence established in applicable laws, rules and regulations concerning independence, including those of the SEC and of the New York Stock Exchange.

None of the following shall be considered to be independent:

•	a director who is an employee, or whose immediate family member is an executive officer of the Company until three (3) years after the end of such employment relationship;
•

a director who receives, or whose immediate family member receives, more than $100,000 per year in direct compensation from the Company (other than (1) board and committee fees; (2) compensation received by an immediate family member for services as a non-executive employee; and (3) pension or other forms of deferred compensation for prior service that is not contingent in any way on continued service) until three years after he or she ceases to receive more than $100,000 per year in such compensation;

•

a director who is affiliated with or employed by, or whose immediate family member is affiliated with or employed in a professional capacity by, a present or former internal or external auditor of the Company until three (3) years after the end of either the affiliation or the employment or auditing relationship;

•

a director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of the Company’s executive officers serves on that company’s compensation committee until three (3) years after the end of such service or the employment relationship; and

•

a director who is an executive officer or an employee, or whose immediate family member is an executive officer, of another company (A) that accounts for or could reasonably be expected to account for at least 2% or $1 million, whichever is the greater, of the Company’s consolidated gross revenues, or (B) for which the Company accounts for or could reasonably be expected to account for at least 2% or $1 million, whichever is the greater, of such other company’s consolidated gross revenues, in each case until three (3) years after falling below such threshold.

For the purposes of service on the Governance Committee, a director will not be considered “independent,” if he or she (A) receives, directly or indirectly, any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries or (B) is an affiliate of the Company or any of its subsidiaries.

For 2006, the Governance Committee determined that all of the directors except William Hunt, who serves the Company as the Chief Executive Officer, were independent.

Item 14.	Principal Accounting Fees and Services

On August 5, 2005, the Board of Directors of Penn Treaty, upon recommendation of its Audit Committee, dismissed its Independent Registered Public Accounting firm, PricewaterhouseCoopers LLP (“PwC”), and appointed BDO Seidman, LLP (“BDO Seidman”) as its new independent public auditors. The audit reports of PwC on the financial statements of the Company for the past two fiscal years preceding August 5, 2005 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the Company’s two most recent fiscal years and through August 5, 2005, there have been no (1) disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to the satisfaction of PwC, would have caused PwC to make reference in their reports on the financial statements for such year thereto, or (2) reportable events as described under Item 304(a)(1)(v) of Regulation S-K.

Penn Treaty engaged BDO Seidman as its new independent public auditors as of August 5, 2005. During 2003, 2004 and through August 5, 2005, Penn Treaty did not consult with BDO Seidman regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Penn Treaty’s financial statements, and neither a written report was provided to Penn Treaty nor was oral advice provided that BDO Seidman concluded was an important factor considered by Penn Treaty in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate audit fees billed for services rendered by PwC during 2005 were $577,000, consisting primarily of audit fees for 2004 and the first quarter of 2005.

The aggregate fees billed by BDO Seidman for professional services rendered for the audit of the Company’s internal controls over financial reporting and the annual financial statements for 2005, including the reviews of the financial statements included in the Company’s Forms 10-Q for the third and fourth quarter 2005 were approximately $5,514,000. The aggregate fees billed by BDO Seidman for professional services rendered for the audit of the Company's internal controls over financial reporting and the annual financial statements for 2006 were approximately $4,500,000, this amount includes estimates made by the Company regarding the cost to complete the 2006 audit.

Audit-Related Fees

The aggregate fees billed by BDO Seidman for audit-related services in 2005 and 2006 were $156,000 and $145,000, respectively. These services were related to a review of the Imagine Reinsurance Agreements.

Tax Fees

PwC continues to provide tax services to the Company. The aggregate fees billed by PwC for tax services in 2005 and 2006 were $154,725 and $209,930, respectively. Such services included a premium tax review, Internal Revenue Code Section 382 assistance, sales and use tax review, tax compliance services, assistance with the IRS examination of our claim for a refund of excise taxes, and preparation of corporate tax returns.

There were no tax fees billed by BDO Seidman in 2005 and 2006. As noted above, PwC continues to provide tax services to the Company.

All Other Fees

There were no other fees billed by BDO Seidman for additional professional services rendered during the years ended December 31, 2005 and 2006, other than for the services described above.

Audit Committee’s Pre-Approval Policies and Procedures

Prior to 2003, the Audit Committee was not required to pre-approve services to be provided by its independent public auditors, but as a matter of course the Audit Committee generally pre-approved such services subject to materiality and management discretion. The Audit Committee will approve all services rendered by BDO Seidman prior to its rendering of such services. The Audit Committee may delegate its pre-approval authority to one or more of its members and has authorized the chairman of the Audit Committee, Alexander M. Clark, to pre-approve services to be rendered by BDO Seidman at a cost of $25,000 or less. Penn Treaty estimates that in 2005 and 2006, the Audit Committee or its designee pre-approved approximately 100% of the services provided by PwC and BDO Seidman as described above.

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

3.9	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-14681) filed on December 20, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (File No. 033-14214) filed on May 12, 1987, as amended).

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

10.34

Option Agreement dated as of May 10, 2007 by and between Penn Treaty American Corporation and Patpatia & Associates, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-14681) filed on May 16, 2007).

10.35

Option Agreement dated as of June 1, 2007 by and between Penn Treaty American Corporation and Bradley Management Services, LLC (incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A (File No. 001-1468) filed on November 29, 2007).

10.36	Change of Control Employment Agreement with Stephen La Pierre (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-14681) filed on November 30, 2007).

10.37

Employment Agreement effective as of December 19, 2007, by and between Penn Treaty Network America Insurance Company and William W. Hunt, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-14681) filed on December 20, 2007).

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

PENN TREATY AMERICAN CORPORATION

April 1, 2008	By /s/ Eugene J. Woznicki
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William W. Hunt	Director, President and Chief Executive Officer (principal executive officer)	April 1, 2008
William W. Hunt

/s/ Mark D. Cloutier	Executive Vice President and Chief Financial Officer (principal financial office)r	April 1, 2008
Mark Cloutier

/s/ Jose A. Vinas	Vice President and Controller (principal accounting officer)	April 1, 2008
Jose A. Vinas

/s/ Eugene J. Woznicki	Chairman	April 1, 2008
Eugene J. Woznicki

/s/ Alexander M. Clark	Director	April 1, 2008
Alexander M. Clark

/s/ Patrick E. Falconio	Director	April 1, 2008
Patrick E. Falconio

/s/ Francis R. Grebe	Director	April 1, 2008
Francis R. Grebe

/s/ Matthew Kaplan	Director	April 1, 2008
Matthew Kaplan

/s/ Peter M. Ross	Director	April 1, 2008
Peter M. Ross

/s/ Domenic P. Stangherlin	Director	April 1, 2008
Domenic P. Stangherlin

Director
Director-vacant position